Form 10-Q
period 1999-09-30
LABRANCHE & CO INC
filed 1999-11-15
CIK 1089044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from __________ to __________

                        COMMISSION FILE NUMBER 001-15251

                               LABRANCHE & CO INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                       13-4064735
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  ONE EXCHANGE PLAZA, NEW YORK, NEW YORK 10006
                    (Address of principal executive offices)

                                 (212) 425-1144
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of the registrant's common stock outstanding as of November 15, 1999 was 45,875,000.

                               LABRANCHE & CO INC.

                                    FORM 10-Q


PART I   FINANCIAL INFORMATION....................................................................................4
         Item 1.  Financial Statements............................................................................4

                  Condensed Consolidated Statements of Operations.................................................4
                  Condensed Consolidated Statements of Financial Condition........................................5
                  Condensed Consolidated Statement of Changes in Stockholders'
                       Equity and Members' Capital................................................................6
                  Condensed Consolidated Statements of Cash Flows.................................................7
                  Notes to Condensed Consolidated Financial Statements............................................8

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.....................................................................15
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................25

PART II   OTHER INFORMATION......................................................................................26
         Item 2.  Changes in Securities and Use of Proceeds......................................................26
         Item 6.  Exhibits and Reports on Form 8-K...............................................................26

SIGNATURES.......................................................................................................27


                               EXPLANATORY NOTE

         IN AUGUST 1999, LABRANCHE & CO INC. COMPLETED A REORGANIZATION
IN WHICH IT ACQUIRED ALL THE LIMITED PARTNER INTERESTS IN LABRANCHE & CO.,
A REGISTERED BROKER-DEALER AND A SPECIALIST FIRM ON THE NEW YORK STOCK
EXCHANGE, AND THE ENTIRE MEMBERSHIP INTEREST IN LAB INVESTING CO.
L.L.C ,THE GENERAL PARTNER OF LABRANCHE & CO. IN EXCHANGE FOR SHARES OF COMMON STOCK OF LABRANCHE & CO INC., CASH AND SUBORDINATED DEBT. AS A RESULT, LABRANCHE & CO INC. IS THE SOLE LIMITED PARTNER OF LABRANCHE & CO. AND THE SOLE MEMBER OF LAB INVESTING CO. L.L.C.

         CONCURRENTLY WITH THE REORGANIZATION, LABRANCHE & CO INC. COMPLETED AN INITIAL PUBLIC OFFERING OF 10,500,000 SHARES OF ITS COMMON STOCK AND A PRIVATE OFFERING OF $100.0 MILLION AGGREGATE PRINCIPAL AMOUNT OF 9.5% SENIOR NOTES
DUE 2004.

         In accordance with the rules of the Securities and Exchange Commission, Part I of this report contains historical financial information.
Part II of this report contains pro forma financial information, after giving effect to the reorganization and related transactions as if they had occurred on July 1, 1999.

                                    PART I
                             FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S OMITTED EXCEPT PER SHARE DATA)


                                                           For the Three Months Ended         For the Nine Months Ended
                                                                September 30,                      September 30,
                                                          ---------------------------         -------------------------
                                                            1999            1998                1999        1998
                                                          --------        -----------         -------      ------------

REVENUES:

  Net gain on principal transactions                       $ 30,862     $ 15,335              $109,528     $ 56,160
  Commissions                                                 8,777        7,968                26,662       18,380
  Other                                                       2,003           36                 8,945          938
                                                           --------     --------              --------     --------
                  Total revenues                             41,642       23,339               145,135       75,478
                                                           --------     --------              --------     --------
EXPENSES:

  Employee compensation and related benefits                  7,743        3,789                19,042        9,018
  Lease of exchange memberships                               2,121        1,865                 6,286        4,642
  Interest                                                    2,319        1,045                 4,515        2,539
  Amortization of intangibles                                 1,212          846                 2,905        1,680
  Exchange, clearing and brokerage fees                         879          788                 2,876        2,148
  Occupancy                                                     372          363                 1,097          778
  Communications                                                313          242                   851          674
  Legal and professional fees                                   257          321                   723          586
  Other                                                         864          238                 1,929        1,853
                                                           --------     --------              --------     --------
Total expenses before managing directors'
  compensation and limited partners' interest in earnings
  of subsidiary (prior to reorganization on
  August 24, 1999) and provision for income taxes            16,080        9,497                40,224       23,918
                                                           --------     --------               -------     --------
Income before managing directors' compensation and
  limited partners' interest in earnings of subsidiary
  (prior to reorganization on August 24, 1999) and
  provision for income taxes                                 25,562       13,842               104,911       51,560

MANAGING DIRECTORS' COMPENSATION
  (prior to reorganization on August 24, 1999)                7,977        8,780                56,191       32,505
                                                           --------     --------              -------     --------
Income before limited partners' interest in
  earnings of subsidiary (prior to reorganization on
  August 24, 1999) and provision for income taxes            17,585        5,062                48,720       19,055

LIMITED PARTNERS' INTEREST IN
  EARNINGS OF SUBSIDIARY (prior to reorganization
  on August 24, 1999)                                         4,290        3,908                25,344       14,756
                                                           --------     --------              --------     --------
Income before provision for income taxes                     13,295        1,154                23,376        4,299

PROVISION FOR INCOME TAXES                                    6,124          500                 9,913        2,400
                                                           --------     --------              --------     --------
Net income                                                 $  7,171     $    654               $13,463     $  1,899
                                                           --------     --------              --------     --------
                                                           --------     --------              --------     --------
Weighted-average shares outstanding                          41,536       31,030                38,612       21,995
Basic and diluted earnings per share                       $   0.17         0.02               $  0.35     $   0.09



The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (000'S OMITTED)

                                                                                              As of

                                                                               September 30, 1999  December 31, 1998
                                                                               ------------------  -----------------
                                                                               (unaudited)

                                       ASSETS
CASH AND CASH EQUIVALENTS                                                            $ 72,161        $  4,722

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                        18,976          21,100

RECEIVABLE FROM BROKERS AND DEALERS                                                    82,431          54,808
SECURITIES OWNED, at market value:
      Corporate equities                                                               73,110         114,994
      United  States Government obligations                                             1,453           1,468
      Other                                                                             1,735           1,360
COMMISSIONS RECEIVABLE                                                                  3,037           3,009

EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value                              23,850          12,250

EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $10,600)                           6,300           6,300
OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less
      accumulated depreciation and amortization of $377 and $494, respectively          1,405           1,647
INTANGIBLE ASSETS, net of accumulated amortization
      Specialist Stock List                                                            93,375            --
      Trade Name                                                                       26,506            --
      Goodwill                                                                         52,179          47,532
OTHER ASSETS                                                                            8,018           3,011
                                                                                     --------        --------

                  Total assets                                                       $464,536        $272,201
                                                                                     ========        ========
              LIABILITIES, MEMBERS' CAPITAL AND STOCKHOLDERS' EQUITY

LIABILITIES:

      Payable to brokers and dealers                                                 $  4,813        $  3,892
      Securities sold, but not yet purchased, at market value                          23,612          67,896
      Accrued compensation                                                              1,961          17,735
      Accounts payable and other accrued expenses                                       6,692           6,347
      Other liabilities                                                                  --             1,341
      Taxes payable                                                                     5,625            --
                                                                                     --------        --------
                                                                                       42,703          97,211
                                                                                     --------        --------
LONG TERM DEBT                                                                        115,815            --
                                                                                     --------        --------
SUBORDINATED LIABILITIES

      Exchange memberships, at market value                                            23,850          12,250
      Other subordinated indebtedness                                                  46,508          48,073
                                                                                     --------        --------
                                                                                       70,358          60,323
                                                                                     --------        --------
LIMITED PARTNERS' INTEREST IN SUBSIDIARY                                                 --            37,574
                                                                                                     --------
MEMBERS' CAPITAL                                                                         --            77,093
[lc12]Signed:[spt][cuha6][ws][cn][cud6][ju]
PREFERRED STOCK, $.01 par value, 10,000,000 shares authorized;
 none issued and outstanding                                                             --              --

COMMON STOCK, $.01 par value, 200,000,000 shares authorized;
 45,875,000 shares issued and outstanding                                                 459            --

ADDITIONAL PAID-IN-CAPITAL                                                            228,030            --
RETAINED EARNINGS                                                                       7,171            --
                                                                                      -------        --------
                                                                                      235,660            --

                  Total liabilities, members' capital and stockholders' equity       $464,536        $272,201
                                                                                     ========        ========


  The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                    STOCKHOLDERS' EQUITY AND MEMBERS' CAPITAL
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (UNAUDITED)
                        (000S OMITTED EXCEPT SHARE DATA)



                                                          Common Stock          Additional      Retained     Members'
                                                         Shares     Amount   Paid-in Capital    Earnings    Capital        Total
                                                         ------     ------   ---------------    --------    ---------      -----

Balance at December 31, 1998                               --         --         --                --       $ 77,093      $ 77,093
Net income (through August 23, 1999)                       --         --         --                --          6,292         6,292
Members' capital contribution                              --         --         --                --         18,096        18,096
Members' capital withdrawal                                --         --         --                --         (5,912)       (5,912)
                                                                                                           ---------      --------
Balance, Pre-Reorganization                                --         --         --                --        95,569           --
Distributions of members' capital                          --         --         --                --        (2,183)          --
                                                                                                           ---------
Effect of reorganization                               35,375,000   $ 354    $  93,032             --       (93,386)          --
                                                                                                           ---------
Net proceeds from the initial public offering          10,500,000     105      134,689             --          --          134,794
Balance after the Reorganization and Initial Public
Offering                                               45,875,000     459      227,721             --          --          228,180
                                                       ----------     ---      -------          -----      ---------      -------
Net income (August 24, 1999 through September 30,
1999)                                                      --         --         --           $ 7,171          --           7,171
Compensation related to restricted stock units             --         --         309               --          --             309
                                                       --------------------------------------------------------------------------
Balance at September 30, 1999                          45,875,000   $ 459    $ 228,030        $ 7,171      $      0      $235,660
                                                       --------------------------------------------------------------------------
                                                       --------------------------------------------------------------------------



The accompanying notes are an integral part of this condensed consolidated statement.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                                    Nine Months Ended
                                                                  ------------------------------------------------
                                                                   September 30, 1999           September 30, 1998
                                                                   ------------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income                                                         $  13,463                   $   1,899

      Adjustments to reconcile net income to net cash used in operating activities:

          Depreciation and amortization                                      3,490                       2,021

          Compensation expense related to restricted
           stock units                                                         309                         --

          Deferred tax provision                                                96                         --

      Change in assets and liabilities:

          Securities purchased under agreements to resell                    2,124                     (20,800)
          Receivable from brokers and dealers                              (27,623)                     37,080
          Corporate equities                                                41,884                     (60,263)
          United States Government obligations                                  15                       1,017
          Other securities owned                                              (375)                        (32)
          Commissions receivable                                               (28)                     (1,461)
          Other assets                                                      (2,472)                     (1,132)
          Payable to brokers and dealers                                       921                      19,903
          Securities sold, but not yet purchased                           (44,284)                    (22,885)
          Accrued compensation other                                       (15,774)                      7,336
          Accounts payable and other accrued expenses                          345                       1,136
          Other liabilities                                                 (1,476)                       --
          Taxes payable                                                      5,529                        --
                                                                         ---------                   ---------

                  Net cash used in operating activities                    (23,856)                    (36,181)
                                                                         ---------                   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Payments for office equipment and leasehold
          improvements                                                        --                        (1,205)

        Payments for office equipment and leasehold
          improvements                                                    (140,186)                       --
                                                                         ---------                   ---------
                  Net cash used in investing activities                   (140,186)                     (1,205)
                                                                         ---------                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

        Proceeds from issuance of subordinated debt                          3,435                      17,150
        Repayment of subordinated debt                                      (5,000)                       --
        Net proceeds from initial public offering                          134,794                        --
        Net proceeds from long term debt                                    97,276                        --
        Payments to members upon reorganization                             (9,025)                       --
        Proceeds from contributions to capital                              18,096                      24,815
        Payments for distributions of capital                               (8,095)                     (4,362)
                                                                         ---------                   ---------

                  Net cash provided by financing activities                231,481                      37,603
                                                                         ---------                   ---------

                  Increase (decrease) in cash and cash equivalents          67,439                         217

CASH AND CASH EQUIVALENTS, beginning of period                               4,722                       2,989
                                                                         ---------                   ---------
CASH AND CASH EQUIVALENTS, end of the period                             $  72,161                   $   3,206
                                                                         ---------                   ---------
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

        Interest                                                         $   4,624                   $   3,346
        Unincorporated business taxes                                    $   6,200                   $   2,244

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

        Issuance of subordinated debt and common stock
         for redemption of limited partner interests upon
         reorganization                                                  $  23,821                   $     --



The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      ORGANIZATION AND DESCRIPTION OF BUSINESS

        The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaB Investing Co. L.L.C., a New York limited liability company ("LaB Investing"), and LaBranche & Co., a New York limited partnership (collectively, the "Company"). LaB Investing is the sole general partner of LaBranche & Co. and has a partnership interest in LaBranche & Co. of 84.1%. The Holding Company is the sole limited partner of LaBranche & Co. and owns the remaining partnership interest of 15.9%. The Holding Company is also the sole member of LaB Investing, thereby providing the Holding Company with 100.0% ownership in LaBranche & Co. LaBranche & Co. operates primarily as a specialist in certain equity securities listed on the New York Stock Exchange, Inc. ("NYSE").

2.      INITIAL PUBLIC OFFERING AND DEBT ISSUANCE

        On August 24, 1999, the Company reorganized from partnership to corporate form and completed its initial public offering. In that offering, the Company sold 10,500,000 shares of common stock and received net proceeds of $134.8 million. Concurrently with the offering, the Company issued $100.0 million aggregate principal amount of senior notes. See Note 11 for further information regarding the long term debt.

3.      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
        INFORMATION

        The unaudited interim condensed consolidated financial information as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998 are presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of September 30, 1999 should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's prospectus filed with the Securities and Exchange Commission ("SEC") on August 19, 1999. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

4.      INCOME TAXES

        Prior to its conversion to corporate form, the Company operated as a partnership and generally was not subject to U.S. federal and state income taxes. The earnings of the Company, however, were subject to local unincorporated business taxes. The members were taxed on their proportionate share of the partnership's taxable income or loss. Effective with its conversion from partnership to corporate form on August 24, 1999, the Company became subject to U.S. federal, state and local corporate income taxes. The
Company accounts for taxes in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation and amortization of intangibles.

As a result of its conversion to corporate form, the Company recognized the tax effect of the change in its income tax rate on the earnings attributable to the period from August 24, 1999 to September 30, 1999. The components of provision for income taxes reflected on the condensed consolidated statements of operations are set forth below:

                                             Three Months Ended       Nine Months Ended
                                             September 30, 1999       September 30, 1999

Current federal, state and local taxes        $ 5,529                   $ 5,529
Deferred tax provision                             96                        96
Unincorporated business tax                       499                     4,288
                                              -------                   -------
      Total tax expense                       $ 6,124                   $ 9,913
                                              =======                   =======



5.    CAPITAL AND NET LIQUID ASSET REQUIREMENTS

      LaBranche & Co., a specialist and member of the NYSE and subsidiary of the Holding Company, is subject to SEC Rule 15c3-1 adopted and administered by the NYSE and the SEC. LaBranche & Co. is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

      As of September 30, 1999 (unaudited) and as of December 31, 1998, LaBranche & Co.'s net capital, as defined under SEC Rule 15c3-1, was $120.4 million and $86.5 million, respectively, and exceeded minimum requirements by $119.5 million and $85.2 million, respectively. LaBranche & Co.'s aggregate indebtedness to net capital ratio was .11 to 1 and .24 to 1, respectively.

      The NYSE also requires members registered as regular specialists to establish that they can meet, with their own net liquid assets, a minimum dollar amount which shall be the greater of $1.0 million or 25% of their position requirement ("Rule 104.2"). In 1998, due to the concentration of LaBranche & Co.'s specialist book, the NYSE required LaBranche & Co. to maintain minimum net liquid assets of the greater of 120% of LaBranche & Co.'s Rule 104.2 position requirement, or $90.0 million, adjusted by the amount of the position requirement for any new stock allocations. The position requirement is the ability to assume positions in stocks in which they are registered of 30,000 shares of each S&P 500 common stock, 22,500 shares in all other common stocks, 4,500 shares in each convertible preferred stock and 1,800 shares in each nonconvertible preferred stock. The term "net liquid assets" for a specialist who also engages in transactions other than specialist activities is based on its excess net capital determined in accordance with SEC Rule 15c3-1.

      As of September 30, 1999 (unaudited) and as of December 31, 1998, LaBranche & Co.'s NYSE minimum required dollar amount of net liquid assets, as defined, was $92.4 million and $90.6 million, respectively, compared to actual net liquid assets, as defined, of $125.6 million and $103.1 million, respectively.

      On October 5, 1999, the Company contributed additional capital of $50.1 million in cash to LaBranche & Co.

6.    ACQUISITIONS

      Effective August 24, 1999, the remaining limited partnership interests of $37.1 million in LaBranche & Co. were acquired at an excess purchase price over the limited partners' capital balances of $127.4 million. The redemption of the limited partners' interests is accounted for as a step acquisition under the purchase method of accounting. The excess of purchase price over the limited partners' capital balances was allocated to intangible assets and assigned lives as follows:

                                                        Amount                     Life
                                                        ------                     ----

          Specialist Stock List                        $  93.6 million            40 years
          Trade Name                                      26.6 million            40 years
          Goodwill                                         7.2 MILLION            15 years
                                                       ---------------
                                                       $ 127.4 million
                                                        ==============


      The intangible assets are being amortized on a straight-line basis. The allocation of purchase price and determination of useful lives were based upon an independent appraisal. The useful life of the specialist stock list was determined based upon analysis of historical turnover characteristics of the specialist stocks.

      Effective July 1, 1998, LaBranche & Co. acquired the specialist operations of Fowler, Rosenau & Geary, L.L.C. for an aggregate purchase price of approximately $45.0 million, representing a 22.4% total general and limited partner interest in LaBranche & Co. The excess of purchase price over fair value of net assets acquired was approximately $25.8 million and will be amortized over 15 years.

7.    COMMITMENTS

      During 1998, LaBranche & Co. secured a $75.0 million committed line of credit with The Bank of New York. The agreement matured on June 25, 1999. In June 1999, the Company amended and extended the committed line of credit to $100.0 million through June 23, 2000.

      These leases contain escalation clauses providing for increased rentals based upon maintenance and tax increases. Subsequent to September 30, 1999, the Company amended its existing lease to include the rental of an additional floor.

      Minimum rental commitments under existing noncancellable leases for office space and equipment are as follows:

         Year ending December 31:
         ------------------------
              1999..................................................$   728,567
              2000..................................................... 673,006
              2001......................................................771,750
              2002......................................................801,750
              2003..................................................... 807,750
              Thereafter..............................................4,179,750


8.    SUBORDINATED LIABILITIES

      LaBranche & Co. is a party to subordinated loan agreements under which it has indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at various annual rates. One of the agreements representing $500,000 matures in November 1999, ten of the agreements representing $6,323,000 mature within the last six months of 2000 and eight agreements representing $4,685,000 mature within the first six months of 2001. These agreements all have automatic rollover provisions, and each scheduled maturity date will be extended an additional year, unless the lender gives LaBranche & Co. seven months' advance notice that the maturity date will not be extended. The holder of the $500,000 subordinated loan agreement has notified LaBranche & Co. that the scheduled maturity date will not be extended.

      LaBranche & Co. also issued seven notes representing aggregate indebtedness of $20,000,000 which matures on September 15, 2002 and bears interest at an annual rate of 8.17% payable on a quarterly basis.
LaBranche & Co. also issued five notes representing aggregate indebtedness of $15,000,000 which matures on June 3, 2008 and bears interest at an annual rate of 7.69% payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche & Co. The agreements covering these subordinated notes require the Company to comply with certain covenants that, among other things, restrict the type of business in which the Company may engage, sets certain net capital levels and prohibits restricted payments.

      LaBranche & Co. also issued a subordinated note for $1,300,000 due
March 2, 2001 with an annual rate of 10.0% payable on a quarterly basis. This agreement has an automatic rollover provision, and the scheduled maturity date will be extended an additional year, unless the lender gives LaBranche & Co. seven months' advance notice that the maturity date will not be extended.

      Exchange memberships contributed pursuant to subordination agreements in the amount of $23,850,000 comprise the remaining subordinated liabilities.

9.    EARNINGS PER SHARE

      Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. For purposes of determining weighted average shares outstanding for periods prior to the Company's reorganization from partnership to corporate form, the outstanding shares were determined based on the conversion ratio of members' capital to common stock issued to the members upon reorganization.

      The computations of basic and diluted EPS are set forth below:

                                        Three Months          Nine Months         Three Months         Nine Months
                                            Ended                Ended                Ended               Ended
                                        September 30,        September 30,        September 30,       September 30,
                                            1999                 1999                 1998                 1998
                                        -------------        -------------        -------------       -------------

Numerator for basic and
  diluted earnings per share -

  net income                            $   7,171              $13,463            $     654            $   1,899
Denominator for basic
  earnings per share -
  weighted-average number
  of common shares                         41,536               38,612               31,030               21,995
                                        -------------        -------------        -------------       -------------
Basic and diluted earnings
   per share                                $0.17                $0.35                $0.02                $0.09


      Under the treasury stock method of accounting, restricted stock units representing 1,059,000 shares of common stock and options to purchase an aggregate of 1,200,000 shares of common stock were not included in the calculation of diluted earnings per share due to their antidilutive effect.

10.      EMPLOYEE INCENTIVE PLANS

EQUITY INCENTIVE PLAN

      The Company has elected to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25 as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant.

      The Company sponsors an Equity Incentive Plan which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights.

      A maximum of 4,687,500 shares of common stock has been reserved for issuance under the Equity Incentive Plan. The maximum number of shares of common stock with respect to which options, restricted stock, restricted stock units or other equity-based awards may be granted under the Equity Incentive Plan during any calendar year to any employee may not exceed 500,000 shares, subject to adjustment upon certain corporate transactions.

      On August 18, 1999, restricted stock units with respect to 1,059,000 shares of common stock were granted to employees who were not managing directors with an issue cost of $0 to the employees and a fair market value of $14 per share. The restricted stock units, which are subject to continuing service with the Company and other restrictions, will generally vest in three annual installments commencing on the third anniversary of the grant date. For purposes of determining compensation expense, the total expense of approximately $14.8 million is being recognized over the five-year vesting period on a straight-line basis. During the nine months ended September 30, 1999, the Company recorded compensation expense and a credit to additional paid-in capital of $309,000 related to these restricted stock units.

STOCK OPTIONS

      On August 18, 1999, options to purchase an aggregate of 1,200,000 shares of common stock were granted to executive officers of the Company. Of these options, options to purchase 1,000,000 shares, which are subject to continuing service with the Company and other restrictions, will become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. The options to purchase the remaining 200,000 shares will vest on January 7, 2000, subject to continuing service with the Company, and become exercisable with respect to 100,000 shares on each of July 7, 2000 and July 7, 2001. Due to vesting requirements, there were no options exercisable as of September 30, 1999. These options will generally expire ten years from the date of grant, unless sooner terminated or exercised. Pursuant to APB No. 25, no compensation expense was recognized on the date of grant or for the period ended September 30, 1999 since these options had no intrinsic value. As of September 30, 1999, the outstanding options had an exercise price of $14 and a remaining life of approximately 10 years.

      The weighted-average fair value of options granted through September 30, 1999 was $4.97 per option. Fair value is estimated as of grant date based on a binomial option pricing model using the following weighted-average assumptions:

                                                         As of September 30, 1999
                                                         ------------------------

                  Risk-free interest rate                               5.25%
                  Expected life                                         7 yrs
                  Expect volatility                                       40%
                  Dividend yield                                           0%



      In accordance with SFAS No. 123, compensation expense was not recognized on the grant of the options since these options has no intrinsic value on the date of grant. If the Company were to recognize compensation expense under the fair-value based method of SFAS No. 123, the net income would have decreased by approximately $224,000, resulting in pro forma net income and earnings per share as follows:

                                    Three Months Ended       Nine Months Ended
                                    September 30, 1999       September 30, 1999
                                    ------------------       ------------------
                                      (000s omitted except per share data)
Net income, as reported                    $7,171                   $13,463
Pro forma net income                        6,947                    13,239
EPS, as reported                           $ 0.17                   $  0.35
Pro forma EPS                              $ 0.17                   $  0.34



The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential pro forma effect on net income in future periods.

ANNUAL INCENTIVE PLAN

      The Company also sponsors an Annual Incentive Plan. Managing directors and other employees designated by management will be eligible to participate. Under this plan, a compensation pool of up to 30% of the Company's pre-tax income, or such lesser percentage determined by the compensation committee, will be set aside for managing directors and other employees selected by the compensation committee to participate in this plan. In determining the compensation pool, the compensation expense relating to the grant of restricted stock units at the time of the reorganization of the Company to corporate form is deducted. Under the plan, no individual participant may receive more than 25% of the compensation pool for any fiscal year.

11.      LONG TERM DEBT

      Effective August 24, 1999, the Holding Company issued $100.0 million aggregate principal amount of senior notes. The notes bear interest at a rate of 9.5% annually and mature on August 15, 2004. The carrying value of the senior notes as of September 30, 1999 is $99.8 million. Debt issuance costs incurred as a result of the senior note offering are approximately $2.7 million, which are being amortized as an adjustment to interest expense over the life of the senior notes. Interest expense incurred for the nine months ended
September 30, 1999 on the senior notes was approximately $1.1 million.
The indenture covering the senior notes includes certain covenants that, among other things, limit the Company's ability to: borrow money; pay dividends or repurchase stock; make investments; engage in transactions with stockholders and affiliates; create liens on assets; and sell assets or engage in mergers and consolidations. In addition, in connection with the reorganization of the Company from partnership to corporate form, the Holding Company issued a note in an aggregate principal amount of $16.0 million as partial payment for the acquisition of a limited partner interest.

Of the $16.0 million total, $6.0 million will be repaid on the first anniversary of issuance, $5.0 million will be repaid on the second anniversary of issuance and $5.0 million will be repaid on the third anniversary of issuance, and bears interest at the annual rate of 9.5%. Interest expense incurred for the period ended September 30, 1999 on the note was approximately $158,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY," "LABRANCHE" OR "WE" SHALL MEAN LABRANCHE & CO INC. AND ITS WHOLLY-OWNED SUBSIDIARIES.

      LABRANCHE'S QUARTERLY AND ANNUAL OPERATING RESULTS ARE AFFECTED BY A WIDE VARIETY OF FACTORS THAT COULD MATERIALLY AND ADVERSELY AFFECT ACTUAL RESULTS, INCLUDING: A DECREASE IN TRADING VOLUME ON THE NEW YORK STOCK EXCHANGE, VOLATILITY IN THE EQUITY SECURITIES MARKET AND CHANGES IN THE VALUE OF OUR SECURITIES POSITIONS. AS A RESULT OF THESE AND OTHER FACTORS, LABRANCHE MAY EXPERIENCE MATERIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS ON A QUARTERLY OR ANNUAL BASIS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS, AND STOCK PRICE. AN INVESTMENT IN LABRANCHE INVOLVES VARIOUS RISKS, INCLUDING THOSE MENTIONED ABOVE AND THOSE WHICH ARE DETAILED FROM TIME TO TIME IN LABRANCHE'S SEC FILINGS.

      CERTAIN STATEMENTS CONTAINED IN THIS REPORT, INCLUDING WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES", "INTENDS", "EXPECTS", "ANTICIPATES" AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM
ACT OF 1995. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE, AND SINCE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THE ACTUAL RESULTS AND PERFORMANCE OF LABRANCHE AND THE SPECIALIST INDUSTRY MAY TURN OUT TO BE MATERIALLY DIFFERENT FROM THE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. LABRANCHE ALSO DISCLAIMS ANY OBLIGATION TO UPDATE ITS VIEW OF ANY SUCH RISKS OR UNCERTAINTIES OR TO PUBLICLY ANNOUNCE THE
RESULT OF ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT.

      THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH LABRANCHE'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN THIS REPORT.

OVERVIEW

      Founded in 1924, LaBranche & Co. is one of the oldest and largest specialist firms on the New York Stock Exchange. Our business has grown considerably during the past five years. We have accomplished this growth both internally and through selective acquisitions. Our revenues increased from $29.9 million in 1994 to $126.4 million in 1998, representing a compound annual growth rate of 43.4%. During the same period, we increased the number of our common stock listings from 122 to 284.

      In August 1999, we reorganized from partnership to corporate form and completed an initial public offering of our common stock. In connection with our reorganization, we acquired, in exchange for shares of our common stock, cash and our subordinated debt, the entire membership interest in LaB Investing Co. L.L.C and all the limited partner interests in LaBranche & Co. As a result, we are the sole member of LaB Investing Co. L.L.C., the general partner of LaBranche & Co., and the sole limited partner of LaBranche & Co. Concurrently with the initial public offering of our common stock, we issued in a private placement $100.0 million aggregate principal amount of our 9.5% senior notes due 2004. As a result of these and other factors, period-to-period comparisons may not be meaningful, and interim period operating results may not be indicative of the operating results for a full year.

REVENUES

      Our revenues consist primarily of net gains earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist activities. Net gain on principal transactions represents trading gains net of trading losses and transaction fees and are earned by us when we act as principal buying and selling our specialist stocks. These revenues are primarily affected by changes in share volume and fluctuations in price in our specialist stocks. Share volume for our specialist stocks has historically been driven by general trends in NYSE trading volume, as well as factors particularly affecting our listed companies, including increased merger and acquisition activity, stock splits, greater frequency of company news releases (I.E., earnings guidance and reports), heightened research analyst coverage and investor sentiment. Commissions revenue consists of commissions we earn when acting as agent to match buyers and sellers for limit orders executed by us on behalf of brokers after a specified period of time; we do not earn commissions when we match market orders. Commissions revenue is primarily affected by share volume of the trades executed by us as agent. Other revenue consists of proprietary trading revenue and short-term interest income. For the year ended December
31, 1998, net gain on principal transactions represented 75.2% of our total revenues, commissions revenue represented 21.0% of our total revenues, and other revenue represented 3.8% of our total revenues. For the three months ended September 30, 1999, net gain on principal transactions represented
74.1% of our total revenues, commissions revenue represented 21.1% of our total revenues, and other revenue represented 4.8% of our total revenues. For the nine months ended September 30, 1999, net gain on principal transactions represented 75.5% of our total revenues, commissions revenue represented 18.4% of our total revenues, and other revenue represented 6.1% of our total revenues.

EXPENSES

      Our largest operating expense is compensation and benefits. Employee compensation and benefits primarily consist of salaries and wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid pursuant to our Annual Incentive Plan to managing directors, trading professionals and other employees based on our profitability and the employees' overall performance.

      Prior to our reorganization on August 24, 1999, a large portion of the compensation payments to our managing directors had not been presented as part of operating expenses. The aggregate amount of these compensation payments generally approximated LaB Investing Co. L.L.C.'s interest in the income of LaBranche & Co., before managing directors' compensation, and had been allocated among our managing directors based on their respective percentage interests in the profits of LaB Investing Co. L.L.C. Following our reorganization, as a corporation, we include all payments to managing directors of compensation, including bounses payable pursuant to our Annual Incentive Plan, in employee compensation and related benefits expense.

REORGANIZATION

      We incurred indebtedness of approximately $116.4 million in connection with our senior note offering and the simultaneous issuance of subordinated indebtedness in redemption of certain limited partner interests in LaBranche & Co. As a result of this increased indebtedness, our interest expense following the reorganization and related issuances of indebtedness is higher than historical levels.

      Our acquisition of all the limited partner interests in LaBranche & Co. was accounted for as a step acquisition under the purchase method of accounting. The excess of purchase price over the limited partners' capital accounts of $127.4 million was allocated to intangible assets and assigned lives as follows:

           Intangible Asset                             Amount              Useful Life
           ----------------                             ------              -----------

          Specialist Stock List                        $  93.6 million       40 years
          Trade Name                                      26.6 million       40 years
          Goodwill                                         7.2 million       15 years
                                                       ---------------
                                                        $127.4 million
                                                       ===============



The allocation of purchase price and determination of useful lives was based upon an independent appraisal. The useful life of the specialist stock list was determined based on an analysis of the historical turnover characteristics of the specialist stocks. Accordingly, amortization of intangible assets is higher than prior periods.

INCOME TAXES

      As a partnership, we were generally not subject to U.S. federal, state and local income taxes, apart from the 4% New York City unincorporated business tax. As part of our restructuring to a corporation, we are subject to U.S. federal, state and local income taxes.

ACQUISITION

      In the third quarter of 1998, we acquired substantially all the assets of Fowler, Rosenau & Geary, LLC (or "Fowler, Rosenau"). The acquisition was accounted for under the purchase method and the excess of cost over estimated fair value of the net assets acquired, totaling $25.8 million, was allocated to goodwill. The results of the specialist operations formerly conducted by Fowler, Rosenau have been included in our consolidated financial statements since July 1, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

      Total revenues increased 78.4% to $41.6 million for the three months ended September 30, 1999, from $23.3 million for the same period in 1998, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 101.3% to $30.9 million for the three months ended September 30, 1999, from $15.3 million for the same period in 1998. This increase was primarily due to an increase in share volume of our specialist stocks traded on the NYSE, as well as increased share volume in principal trading in our existing specialist stocks traded on the NYSE. Our share volume as principal increased 16.9% to 2.0 billion shares for the three months ended September 30, 1999, from 1.7 billion shares for the same period in 1998.

      Commissions revenue increased 10.2% to $8.8 million for the three months ended September 30, 1999, from $8.0 million for the same period in 1998. This increase was due to an increase in share volume in which we acted as agent for our existing specialist stocks. The share volume executed by us as agent in our specialist stocks increased 11.5% to 950.2 million shares for the three months ended September 30, 1999, from 851.8 million shares for the same period in 1998.

      Other revenue increased 5,463.9% to $2.0 million for the three months ended September 30, 1999, from $36,000 for the same period in 1998. This increase was primarily due to net gains in proprietary trading of non-specialist securities.

EXPENSES

      Total expenses before managing directors' compensation and limited partners' interest in earnings of subsidiary (prior to reorganization on August 24, 1999) and provision for income taxes increased 69.3% to $16.1 million for the three months ended September 30, 1999 from $9.5 million for the same period in 1998. After August 24, 1999, we include payments to managing directors in employee compensation and related benefits expense.

      Employee compensation and related benefits increased 104.4% to $7.7 million for the three months ended September 30, 1999, from $3.8 million for the same period in 1998. This increase was primarily due to the inclusion of managing director salary, incentive-based bonus and related benefits in employee compensation subsequent to our reorganization. As a percentage of total revenues, employee compensation increased to 18.6% of total revenues for the three months ended September 30, 1999, from 16.2% of total revenues for the same period in 1998.

      Managing directors' compensation (prior to reorganization on August 24, 1999) decreased 9.1% to $8.0 million for the three months ended September 30, 1999, from $8.8 million for the same period in 1998 as a result of the inclusion of managing director salary and incentive-based compensation in employee compensation and related benefits from the date of our reorganization, August 24, 1999.

      Lease of exchange memberships expense increased 13.7% to $2.1 million for the three months ended September 30, 1999, from $1.9 million for the same period in 1998. This increase was due to the increase in the number of leased memberships from 42 to 44, and was also due to an increase in the average annual leasing cost of the memberships from approximately $180,000 to $192,000 per membership. As a percentage of total revenues, lease of exchange memberships expense decreased to 5.1% for the three months ended September 30, 1999, from 8.0% for the same period in 1998.

      Interest expense increased 109.2% to $2.2 million for the three months ended September 30, 1999, from $1.0 million for the same period in 1998. This increase was primarily due to the issuance of $116.4 million of indebtedness which began accruing interest from the date of our reorganization.

      Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE include primarily fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 11.5% to $879,000 for the three months ended September 30, 1999, from $788,000 for the same period in 1998. This increase was primarily attributable to an increase in share volume.


      Amortization of intangibles expense increased 43.3% to $1.2 million for the three months ended September 30, 1999, from $846,000 for the same period in 1998. Amortization of intangibles increased as a result of the $127.4 intangible asset recorded as a result of our acquisition of all the limited partner interests in LaBranche & Co. in connection with our reorganization.


      Other expenses increased 66.6% to $1.9 million for the three months ended September 30, 1999, from $1.2 million for the same period in 1998. This was the result of a $394,000 increase in advertising and promotional costs.

      Income before managing directors' compensation and limited partners' interest in earnings of subsidiary (prior to reorganization on August 24, 1999) and provision for income taxes increased 84.7% to $25.6 million for the three months ended September 30, 1999, from $13.8 million for the same period in 1998.

      Limited partners' interest in earnings of subsidiary (prior to reorganization on August 24, 1999) increased 9.8% to $4.3 million for the three months ended September 30, 1999, from $3.9 million for the same period in 1998 as a result of our increased profitability. In connection with our reorganization, we acquired all the limited partner interests in LaBranche & Co. for an amount in excess of book value.

      Provision for income taxes increased 1,124.8% to $6.1 million for the three months ended September 30, 1999, from $500,000 for the same period in 1998 as a result of the federal, state and local income taxes to which we are subject primarily as a result of our reorganization from partnership to corporate form.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES

      Total revenues increased 92.3% to $145.1 million for the nine months ended September 30, 1999, from $75.5 million for the same period in 1998, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 95.0% to $109.5 million for the nine months ended September 30, 1999, from $56.2 million for the same period in 1998. This increase was primarily due to an increase in share volume of our specialist stocks traded on the NYSE. This increase, in turn, was primarily due to the Fowler, Rosenau acquisition on July 1, 1998 under which we became the specialist for 76 additional common stock listings, and to increased share volume as principal in our existing specialist stocks traded on the NYSE. Our share volume as principal increased 62.3% to 6.5 billion shares for the nine months ended September 30, 1999, from 4.0 billion shares for the same period in 1998.

      Commissions revenue increased 45.1% to $26.7 million for the nine months ended September 30, 1999, from $18.4 million for the same period in 1998. This increase was due to an increase in share volume in which we acted as agent. This increase, in turn, was primarily due to the increase in the number of our common stock listings as a result of the Fowler, Rosenau acquisition on July 1, 1998 and to increased share volume in our existing specialist stocks traded on the NYSE. The share volume executed by us as agent in our specialist stocks increased 47.0% to 2.9 billion shares for the nine months ended September 30, 1999, from 2.0 billion shares for the same period in 1998.

      Other revenue increased 853.6% to $8.9 million for the nine months ended September 30, 1999, from $938,000 for the same period in 1998. This increase was primarily due to net gains in proprietary trading of non-specialist securities.

EXPENSES

      Total expenses before managing directors' compensation and limited partners' interest in earnings of subsidiary (prior to reorganization on August 24, 1999) and provision for income taxes increased 68.2% to $40.2 million for the nine months ended September 30, 1999 from $23.9 million for the same period in 1998.

      Employee compensation and related benefits increased 111.2% to $19.0 million for the nine months ended September 30, 1999, from $9.0 million for the same period in 1998. This increase was due to the Fowler, Rosenau acquisition on July 1, 1998, which resulted in our employment of 36 additional individuals, and to the inclusion of managing director salary, incentive-based bonus and related benefits in employee compensation from the date of our reorganization. As a percentage of total revenues, employee compensation increased to 13.1% of total revenues for the nine months ended September 30, 1999, from 12.0% of total revenues for the same period in 1998.

      Lease of exchange memberships expense increased 35.4% to $6.3 million for the nine months ended September 30, 1999, from $4.6 million for the same period in 1998. This increase was due to the increase in the number of leased memberships from 32 to 44, primarily as a result of the Fowler, Rosenau acquisition on July 1, 1998, and to an increase in the average annual leasing cost of the memberships from approximately $180,000 to $192,000 per membership. As a percentage of total revenues, lease of exchange memberships expense decreased to 4.3% for the nine months ended September 30, 1999, from 6.2% for the same period in 1998.

      Interest expense increased 72.6% to $4.4 million for the nine months ended September 30, 1999, from $2.5 million for the same period in 1998. This increase was primarily due to the issuance of $116.4 million of indebtedness which began accruing interest from the date of our reorganization.

      Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE include primarily fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 33.9% to $2.9 million for the nine months ended September 30, 1999, from $2.1 million for the same period in 1998. This increase was primarily attributable to an increase in share volume.

      Amortization of intangibles expense increased 72.9% to $2.9 million for the nine months ended September 30, 1999, from $1.7 million for the same period in 1998. Amortization of intangibles increased as a result of the Fowler, Rosenau acquisition, as well as the $127.4 million intangible assets recorded as a result of our acquisition of all the limited partner interests in LaBranche & Co. in connection with our reorganization.

      Other expenses increased 21.6% to $4.7 million for the nine months ended September 30, 1999, from $3.9 million for the same period in 1998. This increase was primarily due to an approximately $800,000 increase in advertising and promotional expenses.

      Income before managing directors' compensation and limited partners' interest in earnings of subsidiary (prior to reorganization on August 24, 1999) and provision for income taxes increased 103.5% to $104.9 million for the nine months ended September 30, 1999, from $51.6 million for the same period in 1998.

      Managing directors' compensation (prior to reorganization on August 24, 1999) increased 72.9% to $56.2 million for the nine months ended September 30, 1999, from $32.5 million for the same period in 1998 as a result of our increased profitability.

      Limited partners' interest in earnings of subsidiary (prior to reorganization on August 24, 1999) increased 71.8% to $25.3 million for the nine months ended September 30, 1999, from $14.8 million for the same period in 1998 as a result of our increased profitability. In connection with our reorganization, we acquired all the limited partner interests in LaBranche & Co. for an amount in excess of book value.

      Provision for income taxes increased 313.0% to $9.9 million for the nine months ended September 30, 1999, from $2.4 million for the same period in 1998 as a result of an increase in our profitability and the federal, state and local income taxes to which we are subject as a result of our reorganization from partnership to corporate form.

PRO FORMA OPERATING RESULTS

      The following table sets forth our pro forma condensed consolidated statement of operations for the three month period ended September 30, 1999 after giving effect to the reorganization and related transactions as if they had occurred on July 1, 1999:

                      LABRANCHE & CO INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (000'S OMITTED)

                                                                                             PRO FORMA
                                                                          ACTUAL             ADJUSTMENTS           PRO FORMA
                                                                          ------             -----------           ---------

REVENUES:

   Net gain on principal transactions                                  $   30,862                                  $   30,862
   Commissions                                                              8,777                                       8,777
   Other                                                                    2,003                                       2,003
                                                                       ----------                                  ----------
                  Total revenues                                           41,642                                      41,642
                                                                       ----------                                  ----------
EXPENSES:

   Employee compensation and related benefits                               7,743           $ 3,513 (a)                11,256
   Lease of exchange memberships                                            2,121                                       2,121
   Interest                                                                 2,319             1,405 (b)                 3,902
                                                                                                225 (c)
                                                                                                  4 (d)
                                                                                                (51)(e)

   Amortization of intangibles                                              1,212               505 (f)                 1,717
   Exchange, clearing and brokerage fees                                      879                                         879
   Occupancy                                                                  372                                         372
   Communications                                                             313                                         313
   Legal and professional fees                                                257                                         257
   Other                                                                      864                                         864
                                                                      -----------        -------------              ----------

Total expenses before managing directors'
   compensation and limited partners' interest in earnings of
   subsidiary and provision for income taxes                               16,080             5,601                    21,681
                                                                       ----------         ------------                ----------

Income before managing directors' compensation and
   limited partners' interest in earnings of subsidiary
   and provision for income taxes                                          25,562            (5,601)                   19,961

MANAGING DIRECTORS' COMPENSATION                                            7,977            (7,977)(g)                  --
                                                                       ----------         -------------           -------------
Income before limited partners' interest in earnings
 of subsidiary and provision for income taxes                              17,585             2,376                    19,961

LIMITED PARTNERS' INTEREST IN EARNINGS OF
   SUBSIDIARY                                                               4,290            (4,290)(h)                  --
                                                                      -----------         -------------          --------------
Income before provision for income taxes                                   13,295             6,666                    19,961

PROVISION FOR INCOME TAXES                                                  6,124             3,032 (i)                 9,156
                                                                      -----------         ---------                  -----------
         Net income                                                    $    7,171        $    3,634                $   10,805
                                                                       ==========        =============                ==========
         Shares Outstanding                                                                                            45,875
         Earnings per share                                                                                            $ 0.24


BASIS OF PRESENTATION

      The Pro Forma Condensed Consolidated Statement of Operations was prepared as if our conversion to corporate form and related transactions had taken place on July 1, 1999. If our historical Condensed Consolidated Statement of Operations had been prepared as our conversion to corporate form and related transactions had taken place on July 1, 1999, earnings per share would have increased by $.07 to $.24 for the three months ended September 30, 1999.

NOTES TO PRO FORMA ADJUSTMENTS

      (a) Reflects managing directors' compensation based on revised compensation policies implemented at the time of our reorganization from partnership to corporate form. Under this policy, a compensation pool of up to 30% of our pre-tax income, which is assumed to include related employee benefits, is set aside for managing directors and other employees. The pro forma compensation adjustment reflects managing directors' compensation, which is comprised of an annual base salary of approximately $8.2 million (33 managing directors at approximately $250,000, on average) and bonuses payable under our Annual Incentive Plan, as well as compensation expenses related to the award to employees of restricted stock units of $14.8 million which vest over 5 years and result in an annual expense of approximately $3.0 million.

      (b) Reflects interest expense with respect to the $100.0 million long term debt represented by our 9.5% senior notes due 2004.

      (c) Reflects interest expense with respect to the $16.0 million note, bearing interest at a rate of 9.5% annually, issued as partial payment for the acquisition of a limited partner interest.

      (d) Reflects interest expense with respect to the $350,000 of subordinated indebtedness, bearing interest at a rate of 8.0% annually, issued by LaBranche & Co. in connection with the redemption of a limited partner interest.

      (e) Reflects reversal of the interest expense related to the $5.0 million of subordinated indebtedness, bearing interest at a rate of 10.0% annually, which was repaid in connection with our reorganization.

      (f) Reflects amortization of intangibles related to acquisition of limited partner interests in connection with our reorganization.

      (g) Reflects reversal of the actual amounts previously recorded.

      (h) Reflects reversal of limited partners' interest in earnings of LaBranche & Co.

      (i) Reflects federal, state and local income taxes at an estimated effective tax rate of approximately 44%.

      The pro forma condensed consolidated financial information has been prepared by us and is not necessarily indicative of the results that would have been achieved had the reorganization transactions occurred on the date indicated or that may be achieved in the future. The pro forma consolidated financial information should be read in conjunction with the pro forma consolidated financial information and notes thereto included in our prospectus filed with the SEC on August 19, 1999.

LIQUIDITY

      Prior to our initial public offering of common stock and our senior note offering, we had financed our business primarily through members' capital and the issuance of subordinated indebtedness. As of September 30, 1999, we had $464.5 million in assets, $91.1 million of which consisted of cash and short-term investments, which primarily consist of commercial paper maturing within seven days. As of December 31, 1998, we had $272.2 million in assets, $25.8 million of which consisted of cash and short-term investments.

      During 1999, we increased and extended our line-of-credit with The Bank of New York to $100.0 million. Amounts outstanding under The Bank of New York credit facility are secured by our inventory of specialist stocks and bear interest at The Bank of New York's broker loan rate. To date, we have not utilized this facility. The credit facility matures on June 23, 2000.

      As of September 30, 1999, the subordinated debt of LaBranche & Co. totaled $46.5 million (excluding subordinated liabilities related to contributed exchange memberships). Of this amount, $35.0 million represented senior subordinated debt privately placed pursuant to several note purchase agreements. Of this $35.0 million, $20.0 million matures on September 15, 2002 and bears interest at an annual rate of 8.2%, payable on a quarterly basis, and $15.0 million matures on June 3, 2008 and bears interest at an annual rate of 7.7%, payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche & Co. Subordinated debt totaling $11.5 million represents junior subordinated debt of LaBranche & Co. placed with former limited partners, their family members and our employees. This debt has maturities ranging from November 1999 through the first half of 2001, and bears interest at an annual rate between 8.0% and 10.0%, payable on a quarterly basis. The agreements relating to the junior subordinated debt generally have automatic rollover provisions which extend the maturities for an additional year, unless the lender provides notice at least seven months prior to maturity. Concurrently with our initial public offering and our senior note offering, we repaid $5.0 million of the junior subordinated debt as part of the reorganization of our firm from partnership to corporate form.

      Concurrently with the initial public offering of our common stock and our senior note offering and as part of the reorganization of our firm from partnership to corporate form, we acquired all the limited partner interests in LaBranche & Co. and the entire membership interest in LaB Investing Co. L.L.C. for shares of our common stock, cash in the aggregate amount of $149.2 million and subordinated debt.

      Upon the completion of our senior note offering, we issued $100.0 million aggregate principal amount of senior notes. The notes accrue interest at a rate of 9.5% annually and mature in August 2004. The indenture covering the notes includes certain covenants that, among other things, limit our ability to borrow money; pay dividends on our stock or purchase our stock; make investments; engage in transactions with stockholders and affiliates; create liens on our assets; and sell assets or engage in mergers and consolidations.

       At approximately the same time as our senior note offering and our initial common stock offering, we issued a $16.0 million note as partial payment for the acquisition of a certain limited partner interest in LaBranche & Co. The note is payable in three installments of $6.0 million on the first anniversary of issuance, $5.0 million on the second anniversary of issuance and $5.0 million on the third anniversary of issuance, and bears interest at the annual rate of 9.5%. LaBranche & Co. also entered into a $350,000 cash subordinated loan agreement, bearing interest at an annual rate of 8.0%, in connection with the acquisition of a certain limited partner interest. In addition, on September 30, 1999, we repaid $1.1 million in indebtedness owed in connection with our retirement plans, which amount had been reflected in our historical consolidated statement of financial condition.

      As a broker-dealer, LaBranche & Co. is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is detrimental to the financial integrity of the broker-dealer. At September 30, 1999, LaBranche & Co. had net capital of $120.4 million, which was $119.5 million in excess of its required net capital of $899,000.

      The NYSE generally requires members registered as specialists to establish that they can meet, with their own net liquid assets, a minimum dollar amount which is the greater of $1,000,000 or 25% of their position requirement. As of December 31, 1998, due to the market share represented by our specialist book, the NYSE mandated that, notwithstanding the general rule, we maintain minimum net liquid assets of the greater of $90.0 million or 120% of the position requirement, adjusted by the amount of the position requirement for any new stock allocated to us as specialist. The position requirement is the ability to assume positions in our specialist stocks of 30,000 shares of each S&P 500 common stock, 22,500 shares in all other common stocks, 4,500 shares in each convertible preferred stock and 1,800 shares in each nonconvertible preferred stock for which we act as a specialist. "Net liquid assets" for a specialist who also engages in transactions other than specialist activities is based upon its excess net capital as determined in accordance with SEC Rule 15c3-1. As of September 30, 1999, our NYSE minimum required dollar amount of net liquid assets was $92.4 million compared to actual net liquid assets of approximately $125.6 million.

      Failure to maintain the required net capital and net liquid assets may subject us to suspension or revocation of SEC registration or suspension or expulsion by the NYSE.

      On October 5, 1999, we contributed additional capital of $50.1 million in cash to LaBranche & Co.

      We currently anticipate that net proceeds from the initial public offering of our common stock, our senior note offering and the additional $16.4 million of indebtedness, which we incurred in connection with our acquisition of certain limited partner interests in LaBranche & Co., together with our available cash resources and credit facilities, will be sufficient to meet our anticipated working capital, regulatory capital and capital expenditure requirements through the end of 2000.

YEAR 2000

      Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish between 21st century dates and 20th century dates. As a result, computer systems and/or software used by many companies and governmental agencies, including computers involved in the securities industry, may need to be upgraded to comply with such Year 2000 requirements. Otherwise, these systems could suffer system failure or miscalculations that would disrupt normal business activities. Significant uncertainty exists concerning the potential effects associated with the failure to achieve compliance with the Year 2000 requirements.

      We have made an assessment of the Year 2000 readiness of our trading-related, communications and data processing systems. We participated in the Securities Industry Association "streetwide" testing during the period of February through April 1999. We believe that our main trading-related and clearing systems are currently Year 2000 compliant. In addition, the NYSE has assured us that their information and communications systems are Year 2000 compliant. We require vendors of material hardware and software components of our information technology systems to provide oral assurances of their Year 2000 compliance. We intend to enforce these assurances from third parties to the fullest extent permitted by law.

      We cannot be sure that we will not discover Year 2000 compliance problems that will require substantial revisions. In addition, we cannot be sure that third-party software, hardware or services incorporated into our computer systems will not need to be revised or replaced. This could be time-consuming and expensive. If we fail to fix our trading-related, communications or data processing systems or to fix or replace third-party software, hardware or services on a timely basis, our business, financial condition and/or operating results could be adversely affected. Moreover, our failure to address Year 2000 compliance issues adequately in our main trading-related, communications or data processing systems could result in litigation which could be a costly and time-consuming process.

      In addition, we cannot be certain that the NYSE, trading counterparties, governmental agencies, utility companies, third-party service providers, including clearing houses and others outside our control, particularly other broker-dealers, will be Year 2000 compliant. We believe that, in the worst case scenario, the failure by any of these entities to be Year 2000 compliant would induce a systemic failure beyond our control resulting in, among other things: a loss or reduction in our trading volume; limitations on our ability to effectively engage in specialist activities; or a prolonged telecommunications or electrical failure.

      The occurrence of any systemic failure, including those listed above, could prevent us from engaging in specialist activities and could have an adverse effect on our business, financial condition and/or operating results.

      We have devised a contingency plan in the event of a Year 2000 system related failure. After the close of business on December 31, 1999, we will back up our entire system, creating a second backup system. Our staff will process December 31, 1999 trades during the period between January 1, 2000 through the open of trading on January 3, 2000, giving us 48 hours to resolve any potential problems prior to the start of trading on January 3, 2000.

      The total cost of our Year 2000 project is currently estimated to be approximately $150,000. Costs related to the project are expensed as incurred, and we have incurred substantially all of such costs as of September 30, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      A majority of our specialist related revenues are derived from trading as principal. We also operate a proprietary trading desk separately from our NYSE specialist operations, which represented 6.2% of our total revenues in the nine months ended September 30, 1999 and 1.8% of our total revenues in 1998. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price declines of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities will result in a reduction of our revenues and operating profits.

      We have developed a risk management process which is intended to balance our ability to profit from our specialist activities with our exposure to potential losses. In addition, we have trading limits relating to our proprietary trading activities.

      Although we have adopted risk management policies, we cannot be sure that these policies have been formulated properly to identify or limit our risks. Even if these policies are formulated properly, we cannot be sure that we will successfully implement these policies. As a result, we may not be able to manage our risks successfully or avoid trading losses.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

      USE OF PROCEEDS FROM REGISTERED SECURITIES

      The effective date of the Company's first Securities Act registration statement on Form S-1, as amended (Registration No. 333-81079), relating to the Company's initial public offering of shares of Common Stock, was August 18, 1999. The managing underwriters for the offering were Salomon Smith Barney, Donaldson, Lufkin & Jenrette and ABN AMRO Rothschild. The offering commenced on August 19, 1999, and, following the sale of shares of Common Stock, the closing of the offering occurred on August 24, 1999. Of the 13,225,000 shares of Common Stock registered, 10,500,000 shares were offered and sold by the Company for an aggregate offering price of $147.0 million. The Company paid an aggregate of approximately $10.3 million for underwriting discounts and $1.9 million for other expenses, none of which was paid to an affiliate of the Company. The net offering proceeds to the Company after deducting the total expenses were $134.8 million. From August 18, 1999 to September 30, 1999, $56.4 million was used to redeem certain limited partner interests in LaBranche & Co., and $78.4 million was used for working capital. As of September 30, 1999, $72.2 million of the net offering proceeds was invested in short-term, investment grade, interest-bearing securities. Except in connection with our acquisition of all the limited partner interests in LaBranche & Co. and the entire membership interest in LaB Investing Co. L.L.C. as part of our reorganization, none of the net offering proceeds were paid to any affiliates of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)     EXHIBITS.

              27  Financial Data Schedule.

      (b)     REPORTS ON FORM 8-K.

              No reports on Form 8-K have been filed during the quarter for which this report is filed.

                All other items of this report are inapplicable.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 1999              LABRANCHE & CO INC.

                               By: /s/ George M.L. LaBranche, IV
                                   --------------------------------------------
                                   Name:  George M.L. LaBranche, IV
                                   Title: Chief Executive Officer and President



                               By: /s/ Todd Graber
                                   --------------------------------------------
                                   Name:  Todd Graber
                                   Title:  Controller