Form 10-Q/A
period 1999-09-30
LABRANCHE & CO INC
filed 1999-11-24
CIK 1089044

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LABRANCHE & CO INC.

                                   FORM 10-Q/A

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

SIGNATURES.......................................................................................................27

                                EXPLANATORY NOTE

         IN AUGUST 1999, LABRANCHE & CO INC. COMPLETED A REORGANIZATION IN WHICH IT ACQUIRED ALL THE LIMITED PARTNER INTERESTS IN LABRANCHE & CO., A REGISTERED BROKER-DEALER AND A SPECIALIST FIRM ON THE NEW YORK STOCK EXCHANGE, AND THE ENTIRE MEMBERSHIP INTEREST IN LAB INVESTING CO. L.L.C., THE GENERAL PARTNER OF LABRANCHE & CO. IN EXCHANGE FOR SHARES OF COMMON STOCK OF LABRANCHE & CO INC., CASH AND SUBORDINATED DEBT. AS A RESULT, LABRANCHE & CO INC. IS THE SOLE LIMITED PARTNER OF LABRANCHE & CO. AND THE SOLE MEMBER OF LAB INVESTING CO. L.L.C.

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      LABRANCHE & CO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S OMITTED EXCEPT PER SHARE DATA)

                                                         For the Three Months Ended       For the Nine Months Ended
                                                                September 30,                   September 30,
                                                         --------------------------       -------------------------
                                                             1999          1998              1999           1998
                                                         -----------    -----------       -----------    ----------
REVENUES:
  Net gain on principal transactions                        $30,862      $15,335              $109,528      $56,160
  Commissions                                                 8,777        7,968                26,662       18,380
  Other                                                       2,003           36                 8,945          938
                                                            -------      -------              --------      -------
                  Total revenues                             41,642       23,339               145,135       75,478
                                                            -------      -------              --------      -------
EXPENSES:
  Employee compensation and related benefits                  7,743        3,789                19,042        9,018
  Lease of exchange memberships                               2,121        1,865                 6,286        4,642
  Interest                                                    2,319        1,045                 4,515        2,539
  Amortization of intangibles                                 1,212          846                 2,905        1,680
  Exchange, clearing and brokerage fees                         879          788                 2,876        2,148
  Occupancy                                                     372          363                 1,097          778
  Communications                                                313          242                   851          674
  Legal and professional fees                                   257          321                   723          586
  Other                                                         864          238                 1,929        1,853
                                                            -------      -------              --------      -------
Total expenses before managing directors'
  compensation and limited partners' interest in
  earnings of subsidiary (prior to reorganization on
  August 24, 1999) and provision for income taxes            16,080        9,497                40,224       23,918
                                                            -------      -------              --------      -------
Income before managing directors' compensation
  and limited partners' interest in earnings of
  subsidiary (prior to reorganization on August 24,
  1999) and provision for income taxes                       25,562       13,842               104,911       51,560

MANAGING DIRECTORS' COMPENSATION
  (prior to reorganization on August 24, 1999)                7,977        8,780                56,191       32,505
                                                            -------      -------              --------      -------
Income before limited partners' interest in earnings
  of subsidiary (prior to reorganization on August 24,
  1999) and provision for income taxes                       17,585        5,062                48,720       19,055

LIMITED PARTNERS' INTEREST IN
  EARNINGS OF SUBSIDIARY (prior to
  reorganization on August 24, 1999)                          4,290        3,908                25,344       14,756
                                                            -------      -------              --------      -------
Income before provision for income taxes                     13,295        1,154                23,376        4,299

PROVISION FOR INCOME TAXES                                    6,124          500                 9,913        2,400
                                                            -------      -------              --------      -------
Net income                                                  $ 7,171      $   654              $ 13,463      $ 1,899
                                                            =======      =======              ========      =======

Weighted-average shares outstanding                          41,536       31,030                38,612       21,995

Basic and diluted earnings per share                        $  0.17      $  0.02              $   0.35      $  0.09

  The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (000'S OMITTED)

                                                                                                       As of
                                                                                       -----------------------------------------
                                                                                       September 30, 1999      December 31, 1998
                                                                                       ------------------      -----------------
                                       ASSETS                                             (unaudited)
CASH AND CASH EQUIVALENTS                                                                 $   72,161              $    4,722

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                               18,976                  21,100

RECEIVABLE FROM BROKERS AND DEALERS                                                           82,431                  54,808

SECURITIES OWNED, at market value:
      Corporate equities                                                                      73,110                 114,994
      United  States Government obligations                                                    1,453                   1,468
      Other                                                                                    1,735                   1,360

COMMISSIONS RECEIVABLE                                                                         3,037                   3,009

EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value                                     23,850                  12,250

EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $10,600)                                  6,300                   6,300

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less
      accumulated depreciation and amortization of $377 and $494, respectively                 1,405                   1,647

INTANGIBLE ASSETS, net of accumulated amortization
      Specialist Stock List                                                                   93,375                       -
      Trade Name                                                                              26,506                       -
      Goodwill                                                                                52,179                  47,532

OTHER ASSETS                                                                                   8,018                   3,011
                                                                                          ----------              ----------
                  Total assets                                                            $  464,536              $  272,201
                                                                                          ==========              ==========

               LIABILITIES, MEMBERS' CAPITAL AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Payable to brokers and dealers                                                      $    4,813              $    3,892
      Securities sold, but not yet purchased, at market value                                 23,612                  67,896
      Accrued compensation                                                                     1,961                  17,735
      Accounts payable and other accrued expenses                                              6,692                   6,347
      Other liabilities                                                                            -                   1,341
      Taxes payable                                                                            5,625                       -
                                                                                          ----------              ----------
                                                                                              42,703                  97,211
                                                                                          ----------              ----------
LONG TERM DEBT                                                                               115,815                       -
                                                                                          ----------              ----------

SUBORDINATED LIABILITIES
      Exchange memberships, at market value                                                   23,850                  12,250
      Other subordinated indebtedness                                                         46,508                  48,073
                                                                                          ----------              ----------
                                                                                              70,358                  60,323
                                                                                          ----------              ----------

LIMITED PARTNERS' INTEREST IN SUBSIDIARY                                                           -                  37,574
                                                                                                                  ----------
MEMBERS' CAPITAL                                                                                   -                  77,093
                                                                                                                  ----------
PREFERRED STOCK, $.01 par value, 10,000,000 shares authorized;
      none issued and outstanding                                                                  -                       -

COMMON STOCK, $.01 par value, 200,000,000 shares authorized;
      45,875,000 shares issued and outstanding                                                   459                       -

ADDITIONAL PAID-IN-CAPITAL                                                                   228,030                       -

RETAINED EARNINGS                                                                              7,171                       -
                                                                                          ----------              ----------
                                                                                             235,660                       -
                                                                                          ----------              ----------
                  Total liabilities, members' capital and stockholders' equity            $  464,536              $   272,201
                                                                                          ==========              ===========


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

                                                             Common Stock
                                                             ------------        Additional     Retained      Members'
                                                          Shares       Amount  Paid-in Capital  Earnings      Capital       Total
                                                          ------       ------  ---------------  --------      -------       -----

Balance at December 31, 1998                                   --         --           --          --        $ 77,093     $  77,093

Net income (through August 23, 1999)                           --         --           --          --           6,292         6,292

Members' capital contribution                                  --         --           --          --          18,096        18,096

Members' capital withdrawal                                    --         --           --          --          (5,912)       (5,912)
                                                                                                             --------     ---------
Balance, pre-reorganization                                    --         --           --          --          95,569          --

Distributions of members' capital                              --         --           --          --          (2,183)         --
                                                                                                             --------
Effect of reorganization                                 35,375,000      $354      $ 93,032        --         (93,386)         --
                                                                                                             --------     ---------
Net proceeds from the initial public offering            10,500,000       105       134,689        --            --         134,794

Balance after the reorganization and initial public
offering                                                 45,875,000       459       227,721        --            --         228,180
                                                         ----------      ----      --------      ------      --------     ---------
Net income (August 24, 1999 through September 30,
1999)                                                          --         --           --        $7,171          --           7,171

Compensation related to restricted stock units                 --         --            309        --            --             309
                                                         --------------------------------------------------------------------------
Balance at September 30, 1999                            45,875,000      $459      $228,030      $7,171      $      0     $ 235,660
                                                         ==========================================================================


               The accompanying notes are an integral part of this
                       condensed consolidated statement.

                      LABRANCHE & CO INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                                            Nine Months Ended
                                                                                 ----------------------------------------
                                                                                 September 30, 1999    September 30, 1998
                                                                                 ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                         $  13,463             $  1,899

   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                       3,490                2,021
      Compensation expense related to restricted stock units                                309                   --
      Deferred tax provision                                                                 96                   --

   Change in assets and liabilities:
      Securities purchased under agreements to resell                                     2,124              (20,800)
      Receivable from brokers and dealers                                               (27,623)              37,080
      Corporate equities                                                                 41,884              (60,263)
      United States Government obligations                                                   15                1,017
      Other securities owned                                                               (375)                 (32)
      Commissions receivable                                                                (28)              (1,461)
      Other assets                                                                       (2,472)              (1,132)
      Payable to brokers and dealers                                                        921               19,903
      Securities sold, but not yet purchased                                            (44,284)             (22,885)
      Accrued compensation                                                              (15,774)               7,336
      Accounts payable and other accrued expenses                                           345                1,136
      Other liabilities                                                                  (1,476)                  --
      Taxes payable                                                                       5,529                   --
                                                                                      ---------             --------
                  Net cash used in operating activities                                 (23,856)             (36,181)
                                                                                      ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments for office equipment and leasehold improvements                                  --               (1,205)

   Payments to limited partners for redemption of interests upon reorganization        (140,186)                  --
                                                                                      ---------             --------

                  Net cash used in investing activities                                (140,186)              (1,205)
                                                                                      ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of subordinated debt                                            3,435               17,150
   Repayment of subordinated debt                                                        (5,000)                  --
   Net proceeds from initial public offering                                            134,794                   --
   Net proceeds from long term debt                                                      97,276                   --
   Payments to members upon reorganization                                               (9,025)                  --
   Proceeds from contributions to capital                                                18,096               24,815
   Payments for distributions of capital                                                 (8,095)              (4,362)
                                                                                      ---------             --------

                  Net cash provided by financing activities                             231,481               37,603
                                                                                      ---------             --------

                  Increase in cash and cash equivalents                                  67,439                  217
CASH AND CASH EQUIVALENTS, beginning of period                                            4,722                2,989
                                                                                      ---------             --------

CASH AND CASH EQUIVALENTS, end of the period                                          $  72,161             $  3,206
                                                                                      ---------             --------
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

   Interest                                                                           $   4,624             $  3,346
   Unincorporated business taxes                                                      $   6,200             $  2,244

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:

   Issuance of subordinated debt and common stock for redemption of limited
     partner interests upon reorganization                                            $  23,821             $     --

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

4.      INCOME TAXES

        Prior to its conversion to corporate form, the Company operated as a partnership and generally was not subject to U.S. federal and state income taxes. The earnings of the Company, however, were subject to local unincorporated business taxes. The members were taxed on their proportionate share of the partnership's taxable income or loss. Effective with its conversion from partnership to corporate form on August 24, 1999, the Company became subject to U.S. federal, state and local corporate income taxes. The Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation and amortization of intangibles. As a result of its conversion to corporate form, the Company recognized the tax effect of the change in its income tax rate on the earnings attributable to the period from August 24, 1999 to September 30, 1999. The components of provision for provision for income taxes reflected on the condensed consolidated statements of operations are set forth below:


                                                            Three Months Ended                   Nine Ended
                                                            SEPTEMBER 30, 1999               SEPTEMBER 30, 1999
                                                            ------------------               ------------------
Current federal, state and local taxes                          $    5,529                       $    5,529
Deferred tax provision                                                  96                               96
Unincorporated business tax                                            499                            4,288
                                                                ----------                       ----------
      Total tax expense                                         $    6,124                       $    9,913
                                                                ==========                       ==========


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

6.    ACQUISITIONS

      Effective August 24, 1999, the limited partnership interests of $37.1 million in LaBranche & Co. were acquired at an excess purchase price over the limited partners' capital balances of $127.4 million. The redemption of the limited partners' interests is accounted for as a step acquisition under the purchase method of accounting. The excess of purchase price over the limited partners' capital balances was allocated to intangible assets and assigned lives as follows:


                                                        Amount         Life
                                                        ------         ----
          Specialist Stock List                   $  93.6 million    40 years
          Trade Name                                 26.6 million    40 years
          Goodwill                                    7.2 MILLION    15 years
                                                  ---------------
                                                  $ 127.4 million
                                                  ===============


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

      The computations of basic and diluted EPS are set forth below:


                                    Three Months           Nine Months           Three Months           Nine Months
                                        Ended                 Ended                  Ended                 Ended
                                    September 30,         September 30,          September 30,         September 30,
                                        1999                  1999                   1998                  1998
                                        ----                  ----                   ----                  ----
Numerator for basic and
  diluted earnings per share
  - net income                        $ 7,171               $13,463                 $   654               $ 1,899
Denominator for basic
  earnings per share -
  weighted-average number
  of common shares                     41,536                38,612                  31,030                21,995
Basic and diluted earnings
  per share                           $  0.17               $  0.35                 $  0.02               $  0.09


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

STOCK OPTIONS

      On August 18, 1999, options to purchase an aggregate of 1,200,000 shares of common stock were granted to executive officers of the Company. Of these options, options to purchase 1,000,000 shares, which are subject to continuing service with the Company and other restrictions, will become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. The options to purchase the remaining 200,000 shares will vest on January 7, 2000, subject to continuing service with the Company, and become exercisable with respect to 100,000 shares on each of July 7, 2000 and July 7, 2001. Due to vesting requirements, there were no options exercisable as of September 30, 1999. These options will generally expire ten years from the date of grant, unless sooner terminated or exercised. Pursuant to APB No. 25, no compensation expense was recognized on the date of grant or for the ___ months ended September 30, 1999 since these options had no intrinsic value. As of September 30, 1999, the outstanding options had an exercise price of $14 and a remaining life of approximately 10 years.

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


                                                     Three Months Ended                    Nine Months Ended
                                                     September 30, 1999                   September 30, 1999
                                                     ------------------                   ------------------

                                                               (000s omitted except per share data)
Net income, as reported                                   $  7,171                              $ 13,463
Pro forma net income                                         6,947                                13,239
EPS, as reported                                          $   0.17                              $   0.35
Pro forma EPS                                             $   0.17                              $   0.34

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

11.   LONG TERM DEBT

      Effective August 24, 1999, the Holding Company issued $100.0 million aggregate principal amount of senior notes. The notes bear interest at a rate of 9.5% annually and mature on August 15, 2004. The carrying value of the senior notes as of September 30, 1999 is $99.8 million. Debt issuance costs incurred as a result of the senior note offering are approximately $2.7 million, which are being amortized as an adjustment to interest expense over the life of the senior notes. Interest expense incurred for the nine months ended September 30, 1999 on the senior notes was approximately $1.1 million. The indenture covering the senior notes includes certain covenants that, among other things, limits the Company's ability to: borrow money; pay dividends or repurchase stock; make investments; engage in transactions with stockholders and affiliates; create liens on assets; and sell assets or engage in mergers and consolidations. In addition, in connection with the reorganization of the Company from partnership to corporate form, the Holding Company issued a note in an aggregate principal amount of $16.0 million as partial payment for the acquisition of a limited partner interest. Of the $16.0 million total, $6.0 million will be repaid on the first anniversary of issuance, $5.0 million will be repaid on the second anniversary of issuance and $5.0 million will be repaid on the third anniversary of issuance, and bears interest at the annual rate of 9.5%. Interest expense incurred for the nine months ended September 30, 1999 on the note was approximately $158,000.

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

      In August 1999, we reorganized from partnership to corporate form and completed an initial public offering of our common stock. In connection with our reorganization, we acquired, in exchange for shares of our common stock, cash and our subordinated debt, the entire membership interest in LaB Investing Co. L.L.C. and all the limited partner interests in LaBranche & Co. As a result, we are the sole member of LaB Investing Co. L.L.C., the general partner of LaBranche & Co., and the sole limited partner of LaBranche & Co. Concurrently with the initial public offering of our common stock, we issued in a private placement $100.0 million aggregate principal amount of our 9.5% senior notes due 2004. As a result of these and other factors, period-to-period comparisons may not be meaningful, and interim period operating results may not be indicative of the operating results for a full year.

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

      Prior to our reorganization on August 24, 1999, a large portion of the compensation payments to our managing directors had not been presented as part of operating expenses. The aggregate amount of these compensation payments generally approximated LaB Investing Co. L.L.C.'s interest in the income of LaBranche & Co., before managing directors' compensation, and had been allocated among our managing directors based on their respective percentage interests in the profits of LaB Investing Co. L.L.C. Following our reorganization, as a corporation, we include all payments to managing directors of compensation, including bonuses payable pursuant to our Annual Incentive Plan, in employee compensation and related benefits expense.

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

      Our acquisition of all the limited partner interests in LaBranche & Co. was accounted for as a step acquisition under the purchase method of accounting. The excess of purchase price over the limited partners' capital accounts of $127.4 million was allocated to intangible assets and assigned lives as follows:

           Intangible Asset                             Amount        Useful Life
           ----------------                             ------        -----------
          Specialist Stock List                   $  93.6 million       40 years
          Trade Name                                 26.6 million       40 years
          Goodwill                                    7.2 million       15 years
                                                  ---------------
                                                  $ 127.4 million
                                                  ===============

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

                      LABRANCHE & CO INC. AND SUBSIDIARIES
            PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                 (000'S OMITTED)

                                                                                   Pro Forma
                                                                      Actual      Adjustments       Pro Forma
                                                                      ------      -----------       ---------
REVENUES:
   Net gain on principal transactions                               $30,862               --          $30,862
   Commissions                                                        8,777               --            8,777
   Other                                                              2,003               --            2,003
                                                                    -------           -------         -------
                  Total revenues                                     41,642               --           41,642
                                                                    -------           -------         -------
EXPENSES:
   Employee compensation and related benefits                         7,743            $3,513 (a)      11,256
   Lease of exchange memberships                                      2,121                             2,121
   Interest                                                           2,319             1,405 (b)       3,902
                                                                                          225 (c)
                                                                                            4 (d)
                                                                                          (51)(e)
   Amortization of intangibles                                        1,212               505 (f)       1,717
   Exchange, clearing and brokerage fees                                879               --              879
   Occupancy                                                            372               --              372
   Communications                                                       313               --              313
   Legal and professional fees                                          257               --              257
   Other                                                                864               --              864
                                                                    -------           -------         -------

Total expenses before managing directors' compensation
   and limited partners' interest in earnings of subsidiary
   and provision for income taxes                                    16,080             5,601          21,681
                                                                    -------           -------         -------

Income before managing directors' compensation and
   limited partners' interest in earnings of subsidiary
   and provision for income taxes                                    25,562            (5,601)         19,961

MANAGING DIRECTORS' COMPENSATION                                      7,977            (7,977) (g)         --
                                                                    -------           -------         -------
Income before limited partners' interest in earnings of
   subsidiary and provision for income taxes                         17,585             2,376          19,961

LIMITED PARTNERS' INTEREST IN EARNINGS OF
   SUBSIDIARY                                                         4,290            (4,290) (h)         --
                                                                    -------           -------         -------

Income before provision for income taxes                             13,295             6,666          19,961

PROVISION FOR INCOME TAXES                                            6,124             3,032  (i)      9,156
                                                                    -------           -------         -------
         Net income                                                 $ 7,171           $ 3,634         $10,805
                                                                    =======           =======         =======

         Shares Outstanding                                                                            45,875

         Earnings per share                                                                           $  0.24
                                                                                                      =======

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

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


November 23, 1999          LABRANCHE & CO INC.


                           By: /s/ George M.L. Labranche, IV
                               --------------------------------
                               Name:  George M.L. LaBranche, IV
                               Title: Chief Executive Officer and President