Form 10-K405
period 1999-12-31
LABRANCHE & CO INC
filed 2000-03-30
CIK 1089044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal year ended December 31, 1999

      or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _______________ to ________________.

                        Commission file number: 001-15251
                                                ---------

                               LaBRANCHE & CO INC.
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                 13-4064735
                 --------                                 ----------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

                  One Exchange Plaza, New York, New York 10006
                  --------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 425-1144
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant
to Section 12(b) of the Act:     Common Stock, par value $0.01
                                 New York Stock Exchange

Securities registered pursuant
to Section 12(g) of the Act:     None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on March 24, 2000, was approximately $183,400,000.

      The number of shares of Common Stock outstanding as of March 24, 2000 was 48,675,352.

                       DOCUMENTS INCORPORATED BY REFERENCE

      As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

      This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about the registrant's industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the registrant undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the registrant files from time to time with the Securities and Exchange Commission.

Item 1. BUSINESS.

Overview

      Founded in 1924, our specialist LaBranche & Co. is one of the oldest and largest specialist firms on the New York Stock Exchange ("NYSE"). As a NYSE specialist, our role is to maintain, as far as practicable, a fair and orderly market in our specialist stocks. In doing so, we provide a service to our listed companies, and to the brokers, traders and their respective customers who trade in our specialist stocks. We believe that, as a result of our commitment to providing high quality specialist services, we have developed a strong reputation among our constituencies, including investors, members of the Wall Street community and our listed companies.

      Our business has grown considerably during the past five years. Our revenues increased from approximately $37.1 million in 1995 to $201.0 million in 1999, representing a compound annual growth rate of 52.6%. We have accomplished our growth both internally and through selective acquisitions. For example, since the NYSE implemented its new specialist allocation process in March 1997, as described in "Industry Background--The Specialist", we were selected by 53 new listed companies, resulting from 83 listing interviews. In addition we have acquired five specialist operations since 1997, adding 278 new common stock listings to our firm. During the past five years, we have also increased the scope of our business, as illustrated by the following data obtained from the
NYSE:

      o the annual dollar volume on the NYSE of stocks for which we acted as specialist increased to $1.2 trillion in 1999, as compared to $133.3 billion in 1995. Based on these dollar volumes, we were the second largest specialist firm in 1999 as compared to the eighth largest in 1995;

      o the annual share volume on the NYSE of stocks for which we act as specialist increased to 25.7 billion in 1999, as compared to 4.0 billion in 1995. Based on these share volumes, we were the second largest specialist firm in 1999 as compared to the sixth largest in 1995; and

      o the total number of our common stock listings increased to 271 as of December 31, 1999, as compared to 125 as of December 31, 1995. Based on the number of our common stock listings, we were the third largest specialist firm as of December 31, 1999 as compared to the fifth largest as of December 31, 1995. In addition, we acted as specialist for 89 other listed securities.

      On March 2, 2000 we completed our acquisition of Henderson Brothers Holdings, Inc. ("Henderson Brothers"), which in turn wholly owns Henderson Brothers Inc., a specialist on the NYSE. Established in 1861, Henderson Brothers first registered as a NYSE specialist in 1948 and was the eighth largest specialist firm on the NYSE in terms of common stock listings at year end 1999. Henderson Brothers acted as specialist in 113 common stock listings, including 26 companies in the S&P 500 and two companies included in the Dow Jones Industrial Average. These listings include American Express Company, Ford Motor Company, J.P. Morgan & Co., Lehman Brothers Holdings, Inc., Morgan Stanley Dean Witter & Co. and Schering-Plough Corporation. Henderson Brothers had $82.1 million of revenues and $29.1 million of EBITDA for the year ended 1999.

      On March 9, 2000 we also acquired, through a merger, Webco Securities, Inc. ("Webco"), another specialist firm on the NYSE. Established in 1981, Webco acted as specialist in 34 common stock listings, including First Union Corporation, Manor Care, Inc. and Nokia Corporation. Webco had $13.7 million of revenues and $4.2 million of EBITDA for the year ended October 31, 1999.

      As of March 24, 2000, our listed companies include:

      o     75 of the S&P 500 companies; and

      o seven of the 30 companies comprising the Dow Jones Industrial Average. Our seven Dow stocks are American Express, AT&T, ExxonMobil, JP Morgan, Merck, Minnesota Mining & Manufacturing and SBC Communications.

Industry Background

The NYSE

      The NYSE is currently the largest securities market in the world. The market capitalization of all U.S. shares listed on the NYSE increased from approximately $6.0 trillion at December 31, 1995 to approximately $10.1 trillion at December 31, 1999, representing a compound annual growth rate of 13.9%. The number of companies listed on the NYSE increased from 2,675 at the end of 1995 to 3,025 at the end of 1999.

      The NYSE's average daily trading volume increased from 91.2 million shares in 1984 to 809.2 million shares in 1999, as illustrated by the following graph:

               NYSE Average Daily Trading Volume from 1984 to 1999
                           (Share volume in millions)


Edgar Representation of Data Points Used in Printed Graphic

               NYSE Average Daily Trading Volume From 1984 to 1999

1984           91.2
1985           109.2
1986           141.0
1987           188.9
1988           161.5
1989           165.5
1990           156.8
1991           178.9
1992           202.3
1993           264.5
1994           291.4
1995           346.1
1996           412.0
1997           526.9
1998           673.6
1999           809.2

      Trading on the NYSE takes place through open bids to buy and open offers to sell made by NYSE members, acting as principal or as agent for institutions or individual investors. Buy and sell orders meet directly on the trading floor through an auction process, and prices are determined by the interplay of supply and demand in that auction. In order to buy and sell securities on the NYSE, a person must first be accepted for membership in the NYSE. The number of memberships, or seats, is presently limited to 1,366, and the price of a membership depends on supply and demand. Based on recent transfers of memberships, the market price of a membership on the NYSE is approximately $2.0 million. To become a member, each prospective applicant must also pass an examination covering NYSE rules and regulations.

      NYSE members are generally categorized based upon the activities in which they engage on the trading floor, such as specialists or brokers. The largest single membership group is floor brokers, which consists of both commission brokers and independent brokers. Commission brokers are employed by broker-dealer firms that are members of the NYSE and earn salaries and commission. Independent floor brokers are brokers who independently handle orders for other broker-dealers and financial institutions.

The Specialist

      All trading of securities on the NYSE is conducted through an auction process. The auction process for each security is managed by the specialist for that security. The specialist is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in its specialist stocks. The number of specialist units on the NYSE, many of which are organized as private partnerships, has decreased from 36 at December 31, 1995 to 25 at December 31, 1999. Of these, the three largest specialist units as ranked by their number of specialist stocks were responsible for approximately 47.4% of the average daily trading volume (measured by dollar volume) in 1999.

      A specialist firm is granted the franchise by the NYSE in a particular stock to conduct the auction in that security. Specialist firms conduct their auctions at specific trading posts located on the floor of the NYSE. Because the specialist firm runs the auction in its specialist stocks, it knows of all bids and offers in those stocks and gathers orders to price its stocks appropriately.

      Specialist firms compete for the original listing of stocks through an allocation process organized by the NYSE. As part of this allocation process, companies seeking a listing may select a specialist firm in one of two ways. Under the first method, the NYSE's allocation committee selects the specialist firm based on specific criteria. Under the second method, available since March 1997, the listing company requests that the allocation committee select three to five potential specialist firms suitable for the stock, based on criteria specified by the listing company. The listing company then has the opportunity to meet with each specialist firm identified by the allocation committee. Within one week after meeting the competing specialist firms, the listing company must select a specialist firm. Currently, substantially all of the companies seeking a listing on the NYSE are opting to make the final choice of their own specialist firm under the second allocation method.

      When assigned a particular stock, the specialist firm agrees to specific obligations. The specialist firm's role is to maintain, as far as practicable, trading in the stock that will be fair and orderly. This implies that the trading will have reasonable depth and price continuity, so that, under normal circumstances, a customer may buy or sell stock in a manner consistent with market conditions. A specialist firm helps market participants achieve price improvement in their trades because the best bids and offers are discovered through the auction process. In performing its obligations, the specialist firm is exposed to all transactions that occur in each of its specialist stocks on the NYSE floor. In any given transaction, the specialist firm may act as:

      o an auctioneer by setting opening prices for its specialist stocks and by matching the highest bids with the lowest offers, permitting buyers and sellers to trade directly;

      o a facilitator bringing together buyers and sellers who do not know of each other in order to execute a trade which would not otherwise occur;

      o an agent for broker-dealers who wish to execute transactions as instructed by their customers. Typically, these orders are limit orders entrusted to the specialist at prices above or below the current market price; or

      o a principal using its own capital to buy or sell stocks for its own account.

      The specialist firm's decision to buy or sell shares of its specialist stocks as principal for its own account may be based on obligation or inclination. For example, the specialist firm may be obligated to buy or sell its specialist stock to counter short-term imbalances in the prevailing market, thus helping to maintain a fair and orderly market in that stock. At other times, the specialist firm may be inclined to buy or sell the stock as principal based on attractive opportunities. The specialist firm may trade at its election so long as the trade will contribute to a fair and orderly market. In actively-traded stocks, the specialist firm continually buys and sells its specialist stocks at varying prices throughout each trading day. The specialist firm's goal and expectation is to profit from differences between the prices at which it buys and sells these stocks. In fulfilling its specialist obligations, however, the specialist firm may, at times, be obligated to trade against the market, adversely impacting the profitability of the trade. In addition, the specialist firm's trading practices are subject to a number of restrictions, as described in "Operations-NYSE Rules Governing Our Specialist Activities."

Recent Trends in NYSE Trading and the Specialist's Role

      Specialist firms generate revenues by executing trades, either as agent or principal, in their specialist stocks. Accordingly, the specialist firms' revenues are primarily driven by the volume of trading on the NYSE. This volume has increased significantly in recent years. The increase in trading volume has resulted from a number of factors, including:

      o     an increase in the number of households investing in stocks;

      o an increase in the amount of assets managed through retirement plans, mutual funds, annuity and insurance products, index funds and other institutional investment vehicles;

      o the increased popularity and use of computerized trading, hedging and other derivative strategies;

      o     an increase in NYSE-listed stocks due to:

            o     IPOs and spin-offs;

            o     transfers from Nasdaq and the American Stock Exchange; and

            o     an increase in listings of foreign companies;

      o higher equity portfolio turnover by individuals and institutional investors as a result of lower commission rates and other transaction costs;

      o     an increase in on-line trading;

      o     trading in smaller price increments;

      o     an increase in the market capitalization of growth stocks; and

      o an increase in the amount of shares traded due to stock splits and stock dividends.

These factors have, in turn, been influenced by a strong U.S. economy, low interest rates and low levels of inflation.

      The NYSE has announced that it will implement a pilot program for trading in decimals in July 2000 and has increased the window for providing commission-free execution of a trade to five minutes (from the current two minutes). The NYSE is also considering the following additional changes:

      o     longer trading days; and

      o trading of foreign stocks in ordinary form side by side with their American depository receipts (ADRs).

These additional changes are being considered for implementation within the next 18 months. We believe that trading in decimals and, if instituted, these additional changes will likely contribute to additional growth in NYSE trading volume.

      The majority of trades in NYSE-listed stocks take place through NYSE specialist firms. In 1999, specialist firms handled approximately 82.5% of trades in NYSE-listed stocks. Trades in NYSE-listed stocks are also generally effected as follows:

      o some stocks are listed on multiple exchanges, such as regional exchanges, and trades take place on those exchanges;

      o NYSE members may trade NYSE-listed stocks off the NYSE in the over-the-counter market; and

      o non-NYSE members may trade NYSE-listed stocks off the NYSE in over-the-counter markets.

      Technological advances have contributed to the increased trading through alternative trading systems (ATSs), such as electronic communications networks
(ECNs) and crossing systems. While the first ECN was created in 1969, most of the others currently in operation were started in the past few years. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, well-capitalized traders or brokerage firms. Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges.

      The percentage of annual trading of NYSE listed stocks on the NYSE has ranged from 82.1% to 84.1% for the past five years. It is unclear, however, how the alternative trading methods and new technologies just described or that may be developed will affect the percentage of trading in listed stocks conducted on the NYSE. The NYSE has indicated that it is studying the possibility of embracing electronic communications network technology to expand trading. ATSs may be developed, organized and operated by large brokerage houses and investment banks with greater capital, better access to technology and direct access to investors. As a result, these parties may be well positioned to direct trading to these networks. These alternative trading methods may account for a growing percentage of the trading volume of NYSE-listed stocks.

      The accelerating growth of trading volume and the increase in stock prices on the NYSE in the 1990s has increased the demands upon specialists. In order to fulfill their obligations, specialists are required to execute a greater number of trades in a shorter period of time with greater price volatility. In addition, specialists are called upon to take larger positions in their specialist stocks. These factors have led to a consolidation of specialist units in the past five years. We believe that the specialist market is becoming increasingly dominated by a number of large, better-capitalized specialist firms which are able to provide an enhanced level of service.

LaBranche's Competitive Position

      We are committed to providing the highest quality service to our various constituencies. We believe our success is based on the following factors:

      o Leading Position in the Specialist Market. We have a long-standing reputation as one of the leading specialist firms on the NYSE. We have successfully grown our business and improved our services through widely varying market conditions. As of December 31, 1999 trading in the stocks for which we acted as specialist during 1999 accounted for 14.5% of the dollar volume on the NYSE and 13.5% of the share volume. Based on these percentages, we were the second largest specialist firm on the NYSE. We are continuing to develop our relationships with ATSs and to embrace new technologies in trading platforms.

      o Diverse and High Quality Specialist Stocks. Our listed companies operate in a variety of industries including financial services, media, oil and gas, retail, technology and telecommunications. Many of our listed companies are leaders in their respective fields. We believe that acting as specialist in the stocks of industry leaders will benefit us as these leading companies continue to expand their businesses through internal growth and acquisitions.

      o Strong Market-Making Skills. We utilize our strong market-making skills to actively trade as principal in our specialist stocks. We believe that we significantly improve liquidity in our specialist stocks, particularly during periods of market volatility. In 1999, approximately 32.0% of our trades were as principal as compared to an average of approximately 26.4% for all NYSE specialists.

      o Innovative Customer-Oriented Services. We are committed to providing our listed companies with a high level of service, in addition to our specialist functions on the trading floor. We provide our listed companies with detailed reports on the trading activity of their stocks. We also maintain frequent contact with a majority of our listed companies to discuss the trading in their stock. In addition, we were the first specialist firm to:

            o     host an annual listed company conference;

            o     publish a company newsletter; and

            o commission customer satisfaction surveys from our listed companies.

      o Completed Acquisitions. Since 1997, we have acquired the following five specialist operations, solidifying our position as one of the leading NYSE specialist firms:

            o a portion of the specialist operations of Stern Bros., LLC (July 1997);

            o     Ernst, Homans, Ware & Keelips (August 1997);

            o     Fowler, Rosenau & Geary, LLC (July 1998);

            o     Henderson Brothers, Inc. (March 2000); and

            o     Webco Securities, Inc. (March 2000).

      We have effectively employed our capital resources and skilled personnel to maximize the synergies created through consolidation. In doing so, we have succeeded in growing each of our earlier acquired operations and enhancing their profitability. We believe this experience will assist us in integrating the businesses of our recent acquisitions, Henderson Brothers and Webco.

Recent Acquisitions

Henderson Brothers

      On March 2, 2000, we acquired Henderson Brothers, which owns Henderson Brothers, Inc., a specialist firm on the NYSE, and Henderson Brothers Futures Corporation, an inactive subsidiary. Under the terms of the agreement, we acquired all the outstanding capital stock of Henderson Brothers for approximately $230.0 million in cash. The proceeds of our Senior Subordinated Note Offering were used to fully fund the acquisition of Henderson Brothers, to partially fund the acquisition of Webco and to pay fees and expenses related to both acquisitions. As part of the Henderson Brothers acquisition, we entered into employment agreements with 14 specialists and an additional employee formerly employed by Henderson Brothers. We also entered into consulting agreements with two former Henderson Brothers employees pursuant to which we are paying an aggregate of $5.0 million over five years.

      In connection with the Henderson Brothers acquisition, we:

      o acquired an additional 19 NYSE memberships, all of which are owned by the individual specialists but are financed by LaBranche & Co.;

      o hired an additional 84 employees, 19 of which are specialists, 41 of which are specialist trading assistants and 24 of which are other administrative, financial and operational personnel; and

      o acquired an additional 8,650 feet of office space, which had a $216,726 annual lease payment in 1999.

      In addition, as part of the acquisition, we also acquired and are continuing the clearing operations of Henderson Brothers. As a clearing broker, we are responsible for the clearance and settlement of transactions effected by us or the introducing broker. We only clear and settle transactions executed by the introducing brokers; we do not execute these transactions.

Webco

      On March 9, 2000, we acquired, through a merger, another specialist firm on the NYSE, for 2.8 million shares of our common stock, $10.9 million in cash and senior promissory notes in the aggregate principal amount of $3.0 million, each bearing an interest rate of 10.0% per annum. As part of the acquisition, we entered into employment agreements with three specialists employed by Webco.

      In connection with to the Webco acquisition, we:

      o     acquired an additional 3 NYSE memberships;

      o hired an additional 14 employees, 5 of which are specialists, 8 of which are specialist trading assistants and one of which performs administrative functions; and

      o acquired an additional 2,057 feet of office space, which had a $51,425 annual lease payment in 1999.

      Following the completion of the acquisitions of Henderson Brothers and Webco, we are the largest specialist firm on the NYSE in terms of the annual dollar and share volume traded. We are the specialist for 413 common stock listings, including 75 of the S&P 500 and seven companies included in the Dow Jones Industrial Average.

      Simultaneously with the acquisitions of Henderson Brothers and Webco, we transferred the specialist operations of each of Henderson Brothers and Webco to our subsidiary LaBranche & Co. The clearing operations of Henderson Brothers are operated by us as a separate subsidiary.

Operations

NYSE Rules Governing Our Specialist Activities

      Under the NYSE rules, a specialist has a duty to maintain, as far as practicable, a fair and orderly market in its specialist stocks. In order to fulfill its obligations, the specialist must at times trade for its own account, even when it may adversely affect the specialist's profitability. In addition, under some circumstances, the specialist is prohibited from making trades as principal in its specialist stocks. The specialist's obligations are briefly described below.

      Requirement to Trade as Principal. A specialist must buy and sell securities as principal when necessary to minimize an actual or reasonably anticipated short-term imbalance between supply and demand in the auction market. The specialist must effect these transactions when their absence could result in an unreasonable lack of continuity and/or depth in their specialist stocks. The specialist is not expected to act as a barrier in a rising market or a support in a falling market, but must use its own judgment to try to keep such price increases and declines equitable and consistent with market conditions.

      A specialist must make firm and continuous two-sided quotations that are timely and that accurately reflect market conditions. In making these quotations, the specialist's transactions are calculated to contribute to the maintenance of price continuity with reasonable depth. Following is an illustration of how a specialist acts as principal to maintain price continuity:

      The most recent sale in a listed stock was $50, the best public bid (to buy) on the specialist's book is $49 3/4, and the best public offer (to sell) on the book is $50 1/4. A broker who wants to buy 100 shares at the market in this instance without a specialist would purchase at $50 1/4, the offer price. Similarly, a broker seeking to sell 100 shares without a specialist would receive $49 3/4, the bid price. The specialist, who is expected to provide reasonable price continuity, in this case might narrow the quote spread by offering or bidding for stock for its own account. In this instance, the broker who wants to buy 100 shares might buy at $50 1/16 from the specialist, as opposed to buying the same amount of shares from the best offer of $50 1/4, thereby offering price improvement to the customer. In the next trade, a broker willing to sell 100 shares might sell to the specialist at $50, as opposed to selling to the best available bid of $49 3/4, again achieving price improvement for the customer.

Trading Restrictions. In trading for its own account, the specialist must avoid initiating a market-destabilizing transaction. All purchases and sales must be reasonably necessary to permit the specialist to maintain, as far as practicable, a fair and orderly market in its specialist stocks. In addition, the specialist must comply with the following trading requirements:

      o A specialist must first satisfy a customer's market buy order (an order to buy at the prevailing market price) before buying any stock for its own account. Similarly, a specialist must first satisfy a customer's market sell order (an order to sell at the prevailing market price) before selling any stock for its own account.

      o A specialist must first satisfy a customer's limit order held by it before buying or selling at the same price for its own account. A limit order is an order either to buy only at or below a specified price, or to sell only at or above a specified price. A specialist may not have priority over any customer's limit order. A specialist, however, may buy or sell at the same price as a customer limit order as long as that limit order is executed first.

      o If a public buyer wants to buy at a particular price and a seller wants to sell at the same price, the buyer and seller trade directly with each other, and the specialist should not interfere in the transaction.

      o The specialist does not charge commissions for trades in which it acts as a principal.

      o Except in some circumstances in less active markets, the specialist may not, without permission from an NYSE official, initiate destabilizing trades for its own account which cause the stock price to rise or fall.

      o Any transactions by the specialist for its own account must be effected in a reasonable and orderly manner in relation to the condition of the general market, the market in the particular stock and the adequacy of the specialist's position to the immediate and reasonably anticipated needs of the market.

      In addition, the specialist cannot be in a control relationship with any of its listed companies. This means a specialist may not acquire more than 5% of any common or preferred issue of its specialist stocks and may not own 10% or more of any common or preferred stock. A specialist may not hold any position as an officer or director or receive payments or loans or engage in business transactions with any of its listed companies.

Risk Management

      Because our specialist activities expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the auction process helps us to reduce risks by enabling us to incorporate up-to-date market information in the management of our inventory, subject to our specialist obligations. In addition, we have developed a risk management process which is designed to balance our ability to profit from our specialist activities with our exposure to potential losses. Our risk management process includes as participants our executive operating committee, our floor management committee, our floor team captains and our specialists. These parties' roles are described as follows:

Executive Operating Committee. Our executive operating committee is composed of Michael LaBranche, Vincent J. Flaherty, Alfred O. Hayward, Jr., Michael J. Naughton, James G. Gallagher, Harvey S. Traison and John O. Pickett. This committee is responsible for approving all risk management policies and trading guidelines for particular specialist stocks, after receiving input and proposals by the floor management committee. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

Floor Management Committee. Our floor management committee is composed of Messrs. Flaherty Hayward, Naughton, Gallagher and Pickett. This committee is responsible for formulating and overseeing our overall risk management policies and risk guidelines for each of our specialist stocks. In arriving at these policies and guidelines, our floor management committee considers the advice and input of our floor team captains. Our floor management committee meets with all floor team captains no less than once a month to review and, if necessary, revise the risk management policies for our company as a whole and/or for particular specialist stocks. In addition, a member of our floor management committee is always available on the trading floor to review and assist with any unusual situations reported by a captain. Our floor management committee reports to our executive operating committee about each of these situations.

Floor Team Captains. We have ten floor team captains who monitor the activities of our specialists throughout the trading day from various positions at our trading posts. The captains observe trades and constantly review trading positions in real-time through our information systems. In addition, the captains are readily available to assist our specialists in determining when to deviate from our policies and guidelines to react to any unusual situations or market conditions. The captains must report these unusual situations to management, including any deviations from our policies and guidelines. Captains meet with each specialist at least once a week to evaluate the specialist's adherence to our risk management policies and guidelines. Captains also meet among themselves at least twice weekly to review risk policies and guidelines and, if appropriate, make new recommendations to the floor management committee.

Specialists. Our specialists conduct auctions based upon the conditions of the marketplace. In doing so, specialists should observe our risk management policies and guidelines as much as practicable. Specialists must immediately notify a captain of any unusual situations or market conditions requiring a deviation from our policies and guidelines.

      We rely heavily on our information systems in conducting our risk management. Management members and captains must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends as they occur. We have invested substantial capital in real-time, on-line systems which give management instant access to specific trading information at any time during the trading day, including:

      o     our aggregate long and short positions;

      o     the various positions of any one of our trading professionals;

      o     our overall position in a particular stock;

      o capital and profit-and-loss information on an aggregate, per specialist or per issue basis; and

      o     average position size.

Circuit Breaker Rules. The NYSE has instituted certain circuit breaker rules intended to halt trading in all NYSE-listed stocks in the event of a severe market decline. The circuit breaker rules impose temporary halts in trading when the Dow Jones Industrial Average drops a certain number of points. Circuit breaker levels are set quarterly at 10, 20 and 30 percent of the Dow Jones Industrial Average closing values of the previous month, rounded to the nearest 50 points.

Listed Company Services

      We are committed to providing our listed companies with a high level of service, in addition to our specialist functions on the trading floor. We have a Corporate Relations Department, consisting of seven full-time employees and one independent consultant devoted to serving our listed companies. The most important function of the Corporate Relations Department is to provide current information to the listed companies. Upon request, our Corporate Relations Department provides our listed companies with the following reports:

      o     daily reports on the trading results of their stock;

      o     real-time data regarding intra-day trading activity in their stock;
            and

      o weekly, monthly and yearly reports which analyze short and long term trading trends in their stock.

      In addition to providing trading information, we help to educate our listed companies on general market trends. We organize annual educational conferences that review trends in the securities industry and NYSE trading. We also publish for and distribute to our listed companies a periodic newsletter that reviews market trends. Finally, we survey our specialist companies annually on the quality of our services, and use the information obtained in these surveys to continually improve our services.

NYSE Memberships

      NYSE memberships are granted only to individuals, and each individual specialist must own or lease a NYSE membership. As of December 31, 1999, we had 48 specialists. As of March 24, 2000, we had 73 specialists, each of whom owned or leased a membership under the following arrangements:

      o     10 memberships were owned directly by 10 of our specialists;

      o     26 were owned by specialists and financed by LaBranche & Co.; and

      o 37 were leased by 35 of our specialists from other individual members, and we pay and guarantee the lease payments.

Our Information and Communications Systems and the NYSE's Super-DOT System

      As a self-clearing broker-dealer, we have made significant investments in our trade processing systems. Our use of and dependence on technology have allowed us to maintain our significant growth over the past several years. In addition to using consultants who primarily service the specialist industry, we have an in-house information technology staff. We currently clear an average of approximately 60,000 principal trades per day. We have continued the clearing operations of Henderson Brothers, which included limited clearing of trades for third parties. Our information systems send and receive data from the NYSE through a dedicated data feed.

      Our systems enable us to monitor, on a real-time basis, our profits and losses along with our trading positions. The NYSE supplies us with specialist position reporting system terminals both on the trading floor and in our offices. These terminals allow us to monitor our trading profits and losses as well as our positions. We have also developed software that allows us to monitor these items in the event that the NYSE-provided systems fail.

      We have a back-up disaster recovery center in Hoboken, NJ. The back-up system operates as a mirror image of our primary computer system in New York City as we have a direct connection between the two sites which we utilize to back-up all data on an hourly basis. On a regular basis, we test both systems to assure that they are fully operational.

      In executing trades on the NYSE, we receive electronic orders from the Super-DOT system, an order routing system operated by the NYSE. The Super-DOT System is designed to handle individual orders of up to 100,000 shares and is essentially an electronic broker. Orders that originate through the Super-DOT system are routed directly to us through our computer system at the NYSE. When we receive an order from the Super-DOT system, we conduct the same auction process and we are subject to the same obligations as with any other order.

      Our information technology staff has developed software which enables our corporate relations staff and our specialists to share information with each other regarding upcoming company and industry conferences. In addition, we monitor each of our specialist stocks intra-day to see if there are any significant price and/or volume variances of which we should alert the listed company. This has proven to be a valuable customer service tool.

Our Proprietary Trading

      In 1995, we initiated a proprietary trading program, seeking to leverage our trading and market experience. Our strategy is short-term oriented, and most of our positions are intra-day and not held overnight. Four of our traders focus primarily on stocks listed on the NYSE. A fifth trader focuses entirely on listed futures and options on both United States Treasury obligations and Eurodollars. In 1999, we derived 3.3% of our revenues from our proprietary trading. Our proprietary trading desk utilizes a Windows NT based trade reporting system which captures all trades executed by the trading desk and marks all positions to market. We are not permitted to trade in stocks for which we act as specialist.

      We have taken the following actions to manage the risks associated with our proprietary trading:

      o for 2000, we have limited our capital commitment for our proprietary trading to an aggregate maximum of $19.5 million intra-day and overnight positions of up to $12.0 million per day;

      o each of our proprietary traders have specific trading limits, which may not be exceeded without the approval of executive management. Our most experienced trader may invest up to $12.0 million per day and may hold overnight positions up to $7.5 million. Each of our other traders have daily investment limits of $5.0 million or less and overnight investment limits of $3.0 million or less, depending on their experience;

      o the positions of our futures and options traders are monitored by an in-house model that measures potential intra-day risk as well as actual dollar exposure; and

      o one of our managing directors oversees all of our proprietary trading and has the authority to instruct the proprietary trading desk to liquidate positions or otherwise reduce risk. He reports directly to Michael LaBranche, our Chairman, Chief Executive Officer and President.

Specialist Companies

      As of December 31, 1999, we acted as specialist for 271 common stocks listed on the NYSE. As of March 24, 2000, subsequent to our recent acquisitions, we acted as specialist for 413 common stock listings. Our listed companies operate in a variety of industries including financial services, media, oil and gas, retail, technology and telecommunications. They ranged in market capitalization from some of the smallest on the NYSE to some of its largest and well-known corporations. We also represented 42 foreign listings on the NYSE as of December 31, 1999 and 54 foreign listings as of March 24, 2000. The following is a list of our top 50 listed companies in terms of market capitalization as of March 24, 2000 in order of their respective global market capitalization (read in descending order from top to bottom, left to right):

ExxonMobil Corporation                  Cable & Wireless PLC
Nokia Corp.                             Ford Motor Company
Lucent Technologies Inc.                Compaq Computer Corporation
AT&T Corp.                              Schlumberger Limited
Toyota Motor Corp.                      Gap, Inc. (The)
SBC Communications Inc.                 First Union Corp.
Merck & Co., Inc                        Minnesota Mining & Manufacturing Company
Morgan Stanley Dean Witter & Co.        Qwest Communications International
Glaxo Wellcome plc                      U.S. West Inc.
HSBC Holdings plc                       ABN Amro Holding N.V.
TOTAL Fina S.A.                         Freddie Mac
Tyco International Ltd.                 News Corp. Ltd.
Taiwan Semiconductor                    Cable & Wireless Communications, PLC
  Manufacturing Company Ltd.            Atlantic Richfield Co
SmithKline Beecham plc                  Clear Channel Communications
Berkshire Hathaway Inc.                 Diageo PLC
American Express                        Firstar Corporation
Medtronic, Inc.                         JP Morgan & Co.
Koninklijke Philips Electronics N.V.    San Paolo IMI S.p.A
Philips Electronics                     Lowes Companies, Inc.
Chevron Corporation                     Equant NV
Enel S.p.A                              National Australia Bank, Ltd.
Schering-Plough Corp.                   First Data Corp.
ING Groep N.V.                          Suntrust Banks, Inc.
MediaOne Group, Inc.                    Household International Inc.
Agilent Technologies Inc.               News Corporation

Marketing

      It is a priority for our management to proactively identify potential listing companies before the allocation process begins. We contact these companies and commence our marketing efforts upon determining that they are considering listing on the NYSE. Our marketing efforts typically consist of members of our management group visiting with the companies that are considering listing on the NYSE and describing our services. We also provide written literature describing our operations, our listed companies, our 75-year history as a specialist firm and our industry in general.

Regulatory Matters

General

      The securities industry in the United States, including all broker-dealers, is subject to extensive regulation under both federal and state laws. In addition, the SEC and the NYSE require strict compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets.

      As a broker-dealer, we are subject to regulations concerning operational and financial aspects of our business. We are subject to extensive registration requirements with various government entities and self-regulatory organizations, commonly referred to as SROs, with which we must comply before we can conduct our business. We are also subject to laws, rules and regulations forcing us to comply with financial reporting requirements, trade practices, capital structure requirements, and record retention requirements governing the conduct of our directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of our directors, officers or employees, and other adverse consequences, which could have an adverse effect on our business.

      As a NYSE specialist firm, we are under constant review by the NYSE on all aspects of our operations and financial condition. As part of the price discovery mechanism implemented by the NYSE, every specialist transaction is published immediately on the tape and is broadcast worldwide. The NYSE also employs sophisticated monitoring and stringent rules approved by the SEC. The NYSE's Market Surveillance Division examines specialists' trading in all stocks, every trading day, including specialists' decisions to trade or to not trade as principal.

Capital Requirements

      As a broker-dealer, we are subject to SEC Rule 15c3-1, which requires minimum net regulatory capital. We are required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of our aggregate indebtedness, as defined. At December 31, 1999, our net capital, as defined by this rule, was approximately $161.4 million and exceeded minimum requirements by approximately $159.9 million.

      The NYSE also requires members registered as specialists to maintain a minimum regulatory capital dollar amount to establish that they can meet, with their own net liquid assets, their position requirement. During November 1999, subject to SEC approval, the NYSE approved changes to Rule 104, its minimum net liquid asset requirements. These changes required specialist units that currently exceed five percent in any of the NYSE's four concentration measures to maintain minimum net liquid assets based upon the securities for which they act as the specialist. The requirements state that the net liquid assets must be equivalent to $4.0 million for each stock in the Dow Jones Industrial Average, $2.0 million for each stock in the S&P 100 Stock Price Index, excluding stocks included in the previous classification, $1.0 million for each stock in the S&P 500 Stock Price Index, excluding stocks included in the previous classification, $500,00 for each common stock, excluding bond funds and stocks included in the previous classifications, and $100,000 for each stock not included in any of the above classifications. In addition, the NYSE has proposed to require any new specialist entities that result from a merger, acquisition, consolidation or other combination of specialist assets to maintain net liquid assets equivalent to the greater of either (1) the aggregate net liquid assets of the specialist entities prior to their combination or (2) the new capital requirements prescribed under Rule 104. After the completion of our recent acquisitions of Henderson Brothers and Webco, the net liquid asset requirement for our combined entity is $284.3 million, which represents the combined net liquid assets of the three firms. "Net liquid assets" for a specialist firm that also engages in transactions other than specialist activities is based upon its excess net capital as determined in accordance with SEC Rule 15c3-1. As of December 31, 1999, our NYSE minimum required dollar amount of net liquid assets was $93.6 million compared to actual net liquid assets of approximately $175.9 million.

      Failure to maintain the required net capital and net liquid assets may subject us to suspension or revocation of SEC registration or suspension or expulsion by the NYSE.

Competition

      We obtain each of our new listings on the NYSE by participating in an allocation process. As part of this process, either the allocation committee of the NYSE or the listing company chooses the specialist firm. We compete with other specialist firms based on a number of factors, including:

      o     the strength of our capital base;

      o our willingness to commit our own capital and trade for our own account while conducting our specialist operations; and

      o the ancillary services we offer our specialist companies, such as providing information on the trading activities in their stocks.

      The following is a list of the top ten specialist units as of December 31, 1999, based on their number of common stock listings:

      o     Spear, Leeds & Kellogg

      o     LaBranche & Co.

      o     Fleet Specialists, Inc.

      o     Wagner, Stott, Mercator LLC

      o     Van Der Moolen Specialists USA, LLC

      o     Robb Peck McCooey Specialist Corp.

      o     Bear/Hunter Specialists, LLC

      o     MJ Meehan & Co., LLC

      o     Susquehanna Specialists, Inc.

      o     Jacobson (Benjamin) & Sons, LLC

      The competition for obtaining new listed companies is intense. We expect competition to continue and intensify in the future. Some of our competitors may have significantly greater financial resources than we have and may also have greater name recognition. These competitors may be able to respond more quickly to new or evolving opportunities and listed company requirements. They may also be able to undertake more extensive promotional activities to attract new listing companies. In addition, the specialist industry has recently been consolidating. The combined companies resulting from the consolidation may have a stronger capital position. This trend has intensified the competition in our industry. We cannot be sure that we will be able to compete effectively with our current or future competitors. We also cannot be sure that the competitive pressures we face will not have an adverse effect on our business, financial condition and/or operating results.

      NYSE-listed stocks may be traded:

      o     by NYSE members over-the-counter; and

      o     by non-NYSE members over-the-counter.

      Technological advances have also contributed to the recent emergence of trading through alternative trading systems, such as electronic communication networks and crossing systems. In April 1999, the SEC ruled that alternative trading systems can apply and, in specified cases, are required to register as stock exchanges, subject to regulation as a stock exchange. This would enable NYSE members to trade all NYSE-listed stocks on these networks, regardless of when the stocks were originally listed. These networks may be developed, organized and operated by large brokerage houses and investment banks with greater capital, better access to technology and direct access to investors. As a result, these parties may be well-positioned to direct trading to these networks. These alternative trading systems may adversely affect the trading of NYSE-listed stock through specialists on the NYSE. That, in turn, would have an adverse effect on our business.

      The NYSE faces competition from Nasdaq for new listings. Nasdaq continues to grow and gain in popularity, attracting companies which might otherwise have listed on the NYSE. In recent years in particular, many high technology companies have opted to be quoted on Nasdaq, even though many of them would have qualified for NYSE listing. If more companies decide to be quoted on Nasdaq as opposed to listing their stocks on the NYSE, trading volume on the NYSE could be adversely affected.

Employees

      As of December 31, 1999, we had 166 full-time employees, including 34 managing directors. As of March 24, 2000 we have 259 full-time employees, including 46 managing directors with:

      o     73 specialists, including managing directors;

      o     6 traders in our proprietary trading department;

      o     143 trading assistants;

      o     7 Corporate Relations Department employees; and

      o 30 management, administration and finance staff, including 2 managing directors.

      Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage. We consider our employee relations to be good.

Item 2. PROPERTIES.

      Our offices are located at One Exchange Plaza, New York, New York. We lease approximately 43,000 square feet under three separate leases, expiring in October 2001, December 2002 and January 2008. In addition, we lease three trading posts on the floor of the NYSE. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the immediate future.

Item 3. LEGAL PROCEEDINGS.

      We are not a party to any material legal proceeding.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 1999.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information and Holders

      Our common stock is quoted on the NYSE under the symbol "LAB." The following table sets forth the range of high and low sales prices for our common stock on the NYSE for the periods indicated since our initial public offering in August 19, 1999:

         Fiscal 1999                                      High            Low
         -----------                                      ----            ---

         Third Quarter
            (August 19, 1999 to September 30, 1999)     $14.8750        $11.1250

         Fourth Quarter
            (October 1, 1999 to December 31, 1999)      $13.5000         $9.0625

         Fiscal 2000
         -----------

         First Quarter
            (January 1, 2000 to March 24, 2000)         $15.7500        $11.2500

      As of March 24, 2000, we had 116 stockholders of record of our common stock and an estimated 1,800 beneficial owners. The closing sale price of our common stock on March 24, 2000 was $14.00 per share.

Dividend Policy

      We have never paid cash dividends. We do not expect to declare or pay any dividends on our common stock in the foreseeable future, but instead intend to retain all earnings, if any, to invest in our operations. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors.

Recent Sales of Unregistered Securities

      In August 1999, concurrently with our initial public offering, we effected the reorganization of our firm from partnership to corporate form. In connection with this reorganization, we issued an aggregate of 35,375,000 shares of our common stock to a majority of the limited partners of LaBranche & Co., a limited partnership and our principal operating subsidiary, and the members of LaB Investing Co. L.L.C., the general partner of LaBranche & Co., as partial consideration in exchange for their limited partnership interests in LaBranche & Co. and their membership interests in LaB Investing Co. L.L.C., respectively. Our issuance of these securities was not registered under the Securities Act of 1933, as amended (the "Securities Act"), because these securities were offered and sold in transactions exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act.

      Immediately prior to our initial public offering, we awarded options to purchase our common stock and restricted stock units to various directors, officers and other employees and will continue to do so from time to time. The issuance of these employee awards has not been and will not be registered under the Securities Act because these awards will not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The selected consolidated financial data set forth below for the years ended December 31, 1997, 1998 and 1999 and as of December 31, 1998 and 1999 have been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this filing. The selected consolidated financial data set forth below for the years ended December 31, 1995 and 1996 and as of December 31, 1995, 1996 and 1997 have been derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, which are not included elsewhere in this filing. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                 1999         1998          1997         1996         1995
                                                                 ----         ----          ----         ----         ----
STATEMENT OF OPERATIONS DATA:                                                          (In thousands)
Revenues:
   Net gain on principal transactions ....................     $150,971     $ 95,048      $ 47,817      $ 37,113    $ 26,290
   Commissions ...........................................       37,222       26,576        15,186        10,180       7,736
   Other .................................................       12,844        4,787         4,637         2,643       3,147
                                                               --------     --------      --------      --------    --------
   Total revenues ........................................      201,037      126,411        67,640        49,936      37,173
                                                               --------     --------      --------      --------    --------

Expenses:
   Employee compensation and benefits ....................       34,268       13,921         8,408        11,098       5,817
   Lease of exchange memberships .........................        8,416        6,568         3,727         2,468       2,113
   Interest ..............................................        8,286        3,577         1,566           331         116
   Amortization of intangibles ...........................        4,623        2,526           737            --          --
   Exchange, clearing and brokerage fees .................        3,709        2,898         2,042         1,514       1,557
   Legal and professional fees ...........................        1,622          916           620           170         194
   Occupancy .............................................        1,411        1,121           465           435         156
   Communications ........................................        1,193          964           709           495         367
   Other .................................................        3,041        2,285         1,634           642         599
                                                               --------     --------      --------      --------    --------
   Total expenses before managing directors'
    compensation, limited partners' interest in earnings
    of subsidiary and provision for income taxes .........       66,569       34,776        19,908        17,153      10,919
                                                               --------     --------      --------      --------    --------

   Income before managing directors' compensation, limited
    partners' interest in earnings of subsidiary and
    provision for income taxes ...........................      134,468       91,635        47,732        32,783      26,254
   Managing directors' compensation ......................       56,191       58,783        30,008        23,235      16,895
                                                               --------     --------      --------      --------    --------

   Income before limited partners' interest in earnings of
    subsidiary and provision for income taxes ............       78,277       32,852        17,724         9,548       9,359
   Limited partners' interest in earnings of subsidiary ..       25,344       26,292        14,354         9,638       7,046
                                                               --------     --------      --------      --------    --------

   Income (loss) before provision for income taxes .......       52,933        6,560         3,370           (90)      2,313
   Provision for income taxes ............................       23,899        3,900         1,881         1,602       1,179
                                                               --------     --------      --------      --------    --------

   Net income (loss) .....................................     $ 29,034     $  2,660      $  1,489      $ (1,692)   $  1,134
                                                               ========     ========      ========      ========    ========

                                                              As of December 31,
                                                              ------------------
                                            1999         1998         1997         1996         1995
BALANCE SHEET DATA:                                             (In thousands)
Cash and short term investments ........  $109,196     $ 25,822     $ 17,989     $ 16,479    $ 8,971
Working capital ........................   229,119      104,250       62,562       27,694     32,855
Total assets ...........................   505,125      272,201      157,754       78,918     65,177
Total long-term indebtedness (1) .......   162,330       48,073       31,423        2,919      1,150
Members' capital/stockholders' equity...   251,972       77,093       37,658       13,735     18,270

(1) Excludes subordinated liabilities related to contributed exchange memberships.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this filing. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

      Founded in 1924, our specialist LaBranche & Co. is one of the oldest and largest specialist firms on the New York Stock Exchange, Inc. Our business has grown considerably during the past five years. We have accomplished this growth both internally and through selective acquisitions. Our revenues increased from $37.2 million in 1995 to $201.0 million in 1999, representing a compound annual growth rate of 52.6%. During the same period, we increased the number of our common stock listings from 125 to 271.

Revenues

      Our revenues consist primarily of net gains earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist activities. Net gain on principal transactions represents trading gains net of trading losses and transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks. These revenues are primarily affected by changes in share volume and fluctuations in price in our specialist stocks. Share volume for our specialist stocks has historically been driven by general trends in NYSE trading volume, as well as factors particularly affecting our listed companies, including increased merger and acquisition activity, stock splits, greater frequency of company news releases (i.e., earnings guidance and reports), heightened research analyst coverage and investor sentiment. Commissions revenue consists of commissions we earn when acting as agent to match buyers and sellers for limit orders executed by us on behalf of brokers after a specified period of time; we do not earn commissions when we match market orders. Commissions revenue is primarily affected by share volume of the trades executed by us as agent. Other revenue consists of proprietary trading revenue, an investment in a hedge fund and short-term interest income. In 1999, net gain on principal transactions represented 75.1% of our total revenues, commissions revenue represented 18.5% of our total revenues, and other revenue represented 6.4% of our total revenues.

Expenses

      Our largest operating expense is compensation and benefits. Employee compensation and benefits primarily consist of salaries and wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid to managing directors, trading professionals and other employees based on our profitability and the employee's overall performance.

      Prior to our reorganization from partnership to corporate form, a large portion of the compensation payments to our managing directors had not been presented as part of operating expenses. The aggregate amount of these compensation payments generally approximated LaB Investing Co. L.L.C.'s interest in the income of LaBranche & Co., before managing directors' compensation. Generally, these payments of compensation were allocated among our managing directors based on their respective percentage interests in the profits of LaB Investing Co. L.L.C. Subsequent to the reorganization transactions, we include payments to managing directors in employee compensation and benefits expense. Therefore, historical income before managing directors' compensation, limited partnership interest in earnings of subsidiary and provision for income taxes understates our operating costs.

Reorganization Transactions

      On August 24, 1999, we reorganized from partnership to corporate form. Prior to the reorganization, we operated as LaBranche & Co., a limited partnership and LaB Investing Co. L.L.C., a limited liability company and the general partner of LaBranche & Co. As part of the reorganization, we redeemed limited partnership interests in LaBranche & Co. and redeemed or purchased all membership interests in LaB Investing Co. L.L.C. in exchange for a combination of cash, indebtedness and common stock of LaBranche & Co Inc. The redemption of the limited partnership interests was accounted for as a step acquisition under the purchase method of accounting. The excess of purchase price over the limited partners' capital accounts of $127.4 million was allocated to intangible assets. Following the reorganization, LaBranche & Co Inc. is a holding corporation whose assets consist primarily of our ownership interests in LaBranche & Co. and LaB Investing Co. L.L.C.

      Simultaneously with the reorganization, we completed an initial public offering of 10,500,000 shares of our common stock at a price of $14.00 per share. In addition, we incurred indebtedness of approximately $100.0 million through our Senior Note offering and $16.0 million through the issuance of other senior indebtedness. In addition, LaBranche & Co. incurred $350,000 of subordinated indebtedness. As a result of this increased indebtedness, our interest expense following the reorganization transactions has been higher than historical levels.

Income Taxes

      As a partnership, we were generally not subject to U.S. federal, state and local income taxes, apart from the 4% New York City unincorporated business tax. As part of our restructuring to a corporation, we are subject to U.S. federal, state and local income taxes.

Completed Acquisitions

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

      In August 1997, we admitted Ernst & Company (or "Ernst") as a limited partner in connection with our acquisition of the joint specialist operations of Ernst, Homans & Co. (or "Homans") and Ware & Keelips, Inc. (or "Ware & Keelips"). In connection with these transactions, we also hired as specialists and admitted as members of LaB Investing Co. L.L.C. several individuals who had previously worked as specialists for Ernst, Homans and Ware & Keelips. These transactions were accounted for under the purchase method and the excess of cost over estimated fair value of the net assets acquired, totaling $17.2 million, was allocated to goodwill. The results of these specialist operations have been included in our consolidated financial statements since August 1, 1997.

      In July 1997, Thomas Shanley, James Stack and Mark Soltz, formerly specialists on behalf of Stern Bros., LLC (or "Stern"), were admitted as members of LaB Investing Co. L.L.C. In connection with their admission, Messrs. Shanley, Stack and Soltz contributed capital to LaB Investing Co. L.L.C. which was, in turn, contributed to LaBranche & Co. This transaction was accounted for under the purchase method and the excess of cost over estimated fair value of the net assets acquired, totaling $7.8 million, was allocated to goodwill. The results of these specialist operations have been included in our consolidated financial statements since July 1, 1997.

Acquisitions Subsequent to Year End

      In March 2000, we completed the acquisition of Henderson Brothers in which we acquired all their outstanding capital stock for approximately $230 million in cash. In addition, we acquired Webco, through a merger where we were the sole survivor. Under the terms of the agreement, we acquired Webco for 2.8 million shares of our common stock, $10.9 million in cash and senior promissory notes in the aggregate principal amount of $3.0 million, each bearing an interest rate of 10.0% per annum. These acquisitions were accounted for under the purchase method and the excess of cost over estimated fair value of the net assets acquired, currently estimated to be $199.4 million for Henderson Brothers and $27.6 million for Webco, will be allocated to intangible assets. The results of specialist operations of each of the acquired companies will be included in our consolidated financial statements beginning on the date of completion of the applicable acquisition.

      Following the discussion of our historical results of operations, we have provided a discussion of the results of operations for 1999 compared to 1998 on a pro forma basis giving effect to certain transactions.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

      Total revenues increased 59.0% to $201.0 million for 1999, from $126.4 million for 1998, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 58.9% to $151.0 million for 1999, from $95.0 million for 1998. This increase was primarily due to an increase in share volume for our specialist stocks traded on the NYSE. This increase, in turn, was primarily due to the Fowler, Rosenau acquisition on July 1, 1998 under which we became the specialist for 76 additional common stock listings, and to increased share volume as principal in our existing specialist stocks traded on the NYSE. Our share volume as principal increased 62.7% to 9.6 billion shares for 1999, from 5.9 billion shares for 1998.

      Commissions revenue increased 39.8% to $37.2 million for 1999 from $26.6 million for 1998. This increase was due to an increase in share volume in which we acted as agent. This increase, in turn, was primarily due to the increase in the number of our common stock listings as a result of the Fowler, Rosenau acquisition on July 1, 1998 and to increased share volume in our existing specialist stocks traded on the NYSE. The share volume executed by us as agent in our specialist stocks increased 41.4% to 4.1 billion shares for 1999, from
2.9 billion shares for 1998.

      Other revenue increased 166.7% to $12.8 million for 1999, from $4.8 million for 1998. This increase was primarily due to net gains in proprietary trading of non-specialist securities and realized gains from a limited partnership investment in a hedge fund.

Expenses

      Total expenses before managing directors' compensation and limited partners' interest in earnings of subsidiary and provision for income taxes increased 91.4% to $66.6 million for 1999, from $34.8 million for 1998.

      Employee compensation and related benefits increased 146.8% to $34.3 million for 1999, from $13.9 million for 1998. This increase was due to the Fowler, Rosenau acquisition on July 1, 1998, which resulted in our employment of 36 additional individuals, and to the inclusion of managing director salary, incentive-based bonus and related benefits in employee compensation from the date of our reorganization in August 1999. As a percentage of total revenues, employee compensation increased to 17.0% of total revenues for 1999, from 11.0% of total revenues for 1998.

      Lease of exchange memberships expense increased 27.3% to $8.4 million for 1999, from $6.6 million for 1998. This increase was due to the increase in the number of leased memberships from 44 to 48, primarily as a result of the hiring of additional specialists and to an increase in the average annual leasing cost of the memberships from approximately $180,000 to $192,000 per membership. As a percentage of total revenues, lease of exchange memberships expense decreased to 4.2% for 1999, from 5.2% for 1998.

      Interest expense increased 130.6% to $8.3 million for 1999, from $3.6 million for 1998. This increase was primarily due to the issuance of $116.4 million of indebtedness which began accruing interest from August 24, 1999.

      Amortization of intangibles increased 84.0% to $4.6 million for 1999, from $2.5 million for 1998. Amortization of intangibles increased as a result of the Fowler, Rosenau acquisition, as well as the $127.4 million of intangible assets recorded as a result of our acquisition of all of the limited partnership interests in

LaBranche & Co. in connection with our reorganization transactions.

      Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE include primarily fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 27.6% to $3.7 million for 1999, from $2.9 million for 1998. This increase was primarily attributable to an increase in share volume.

      Legal and professional fees increased 74.7% to $1.6 million for 1999, from $916,000 for 1998. This increase was primarily the result of increased legal and accounting fees due to our reorganization transactions.

      Occupancy expense increased 27.3% to $1.4 million for 1999, from $1.1 million for 1998. This increase was primarily the result of the leasing of additional office space.

      Communications expense increased 20.0% to $1.2 million for 1999, from $1.0 million for 1998. This increase was primarily the result of additional telephone, data retrieval and informational services utilized due to the growth of our business.

      Other expenses increased 30.4% to $3.0 million for 1999, from $2.3 million for 1998. The increase was primarily due to an increase in advertising and promotional expenses.

      Income before managing directors' compensation and limited partners' interest in earnings of subsidiary and provision for income taxes increased 46.8% to $134.5 million for 1999, from $91.6 million for 1998.

      Managing directors' compensation decreased 4.4% to $56.2 million for 1999, from $58.8 million for 1998 as a result of the inclusion of managing director salary, incentive-based bonus and related benefits in employee compensation from the date of our reorganization transactions.

      Limited partners' interest in earnings of subsidiary decreased 3.8% to $25.3 million for 1999, from $26.3 million for 1998 as a result of our reorganization, at which time we acquired all of the limited partnership interests in LaBranche & Co.

      Provision for income taxes increased 512.8% to $23.9 million for 1999, from $3.9 million for 1998 as a result of an increase in our profitability and the federal, state and local income taxes to which we are subject as a result of our reorganization from partnership to corporate form.

Summary Pro Forma Consolidated Financial Data

      The following information compares our operating results for the years ended December 31, 1999 and 1998 on both a historical basis and a pro forma basis, assuming our acquisition of Fowler, Rosenau had occurred on January 1, 1998, instead of July 1, 1998, and assuming our reorganization from partnership to corporate form and the related transactions had occurred as of January 1, 1998. This pro forma information does not give effect to our acquisitions of Henderson Brothers and Webco in March 2000. The following pro forma consolidated financial information has been prepared by our management and is not necessarily indicative of the results that would have been achieved had the above described transactions occurred on the dates indicated or that may be achieved in the future.

                                                                Year Ended December 31, 1999      Year Ended December 31, 1998
                                                                ----------------------------      ----------------------------
                                                                  Historical      Pro Forma (A)     Historical      Pro Forma
                                                                  ----------      ---------         ----------      ---------
Statement of Operations Data:
Revenues:
   Net gain on principal transactions ......................       $ 95,048       $ 98,736           $150,971       $150,971
   Commissions .............................................         26,576         33,963             37,222         37,222
   Other ...................................................          4,787          5,151             12,844         12,844
                                                                   --------       --------           --------       --------
                        Total revenues .....................        126,411        137,850            201,037        201,037
                                                                   --------       --------           --------       --------

Expenses:
   Employee compensation and benefits ......................         13,921         40,445  (B)        34,268         59,482    (B)
   Lease of exchange memberships ...........................          6,568          7,064              8,416          8,416
   Interest ................................................          3,577         14,535  (C)         8,286         15,144    (C)
   Amortization of intangibles .............................          2,256          6,863  (D)         4,623          6,866    (D)
   Exchange, clearing and brokerage fees ...................          2,898          3,233              3,709          3,709
   Other operating expenses ................................          5,286          6,281              7,267          7,267
                                                                   --------       --------           --------       --------
                        Total operating expenses ...........         34,776         78,421             66,569        100,884
                                                                   --------       --------           --------       --------

   Income before managing directors' compensation,
     limited partners interest in earnings of subsidiary and
     provision for income taxes ............................         91,635         59,429            134,468        100,153
   Managing directors' compensation ........................         58,783             --  (E)        56,191             --    (E)
                                                                   --------       --------           --------       --------
   Income before limited partners' interest in earnings of
     subsidiary and provision for income taxes .............         32,852         59,429             78,277        100,153
   Limited partners' interest in earnings of subsidiary ....         26,292             --  (F)        25,344             --    (F)
                                                                   --------       --------           --------       --------
   Income before provision for income taxes ................          6,560         59,429             52,933        100,153
   Provision for income taxes ..............................          3,900         27,638  (G)        23,899         46,165    (G)
                                                                   --------       --------           --------       --------
   Net income ..............................................       $  2,660       $ 31,791           $ 29,034       $ 53,988
                                                                   --------       --------           --------       --------
   EBITDA (H) ..............................................       $ 12,914       $ 81,321           $ 91,911       $122,888
                                                                   ========       ========           ========       ========

Notes to Statement of Operations Data

(A) Includes the pro forma pre-acquisition results of Fowler, Rosenau for the six months ended June 30, 1998.

(B) Employee compensation and benefits was adjusted to reflect managing directors' compensation based on the revised compensation policies, which were implemented at the time of the reorganization. Under this policy, a compensation pool of up to 30% of pre-tax income is set aside for managing directors. The pro forma compensation adjustment reflects managing directors' compensation, which is comprised of an annual base salary of approximately $8.5 million (34 managing directors at $250,000), and the remaining balance as bonus. The pro forma adjustment also includes compensation expenses related to employee restricted stock awards of $14.8 million which vest over five years and result in an annual expense of approximately $3.0 million. The pro forma adjustment does not include any other compensation expenses related to employees who are not managing directors.

(C) Reflects pro forma repayment of $5.0 million of subordinated liabilities owed to a limited partner and reverses the related interest expense. Reflects the issuance of Senior Notes of $100.0 million, the issuance of a $16.0 million note and $350,000 of subordinated indebtedness and the related interest expense.

(D) Reflects amortization of intangibles related to redemption of limited partners' interests and the Fowler, Rosenau acquisition for a full year of 1998.

(E) Managing directors' compensation was adjusted to reverse the actual amounts previously recorded.

(F)   Reflects reversal of limited partners' interest in earnings of subsidiary.

(G) Reflects federal, state and local income taxes at estimated corporate tax rates.

(H) EBITDA means net income (loss) before interest expense, taxes, depreciation and amortization. EBITDA is not a generally accepted accounting principles measure and may not be comparable to similarly titled items of other companies. You should not consider EBITDA as an alternative to net income (loss) or any other generally accepted accounting principles measure of performance as an indicator of our operating performance or as a measure of liquidity. EBITDA does not represent funds available for management's discretionary use because certain future cash expenditures are not reflected in the EBITDA presentation. Some investors use these data as an indicator of a company's ability to service debt.

Results of Operations on a Pro Forma Basis

Revenues

      Total revenues increased 45.8% to $201.0 million for 1999, from $137.9 million for 1998, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 53.0% to $151.0 million for 1999, from $98.7 million for 1998. This increase was primarily due to an increase in share volume for our specialist stocks traded on the NYSE. Our share volume as principal increased 62.7% to 9.6 billion shares for 1999, from 5.9 billion shares for 1998.

      Commission revenue increased 9.4% to $37.2 million for 1999, from $34.0 million for 1998. This increase was due to an increase in share volume in which we acted as agent and to increased share volume in our Specialist stocks traded on the NYSE. The share volume executed by us as agent in our Specialist stocks increased 41.4% to 4.1 billion shares for 1999, from 2.9 billion shares for 1998.

      Other revenue increased 146.2% to $12.8 million for 1999, from $5.2 million for 1998. This increase was primarily due to net gains in proprietary trading of non-specialist securities and realized gains from a limited partnership investment in a hedge fund.

Expenses

      Employee compensation and related benefits increased 47.3% to $59.5 million for 1999, from $40.4 million for 1998. This increase was due to our increased profitability which, in turn, led to an increase in our managing director incentive-based bonus pool as described in Note A above. As a percentage of total revenues, employee compensation increased to 29.6% of total revenues for 1999, from 29.3% of total revenues for 1998.

      Interest expense increased 4.1% to $15.1 million for 1999, from $14.5 million for 1998. This increase was the result of additional interest on increased subordinated debt borrowings. For both 1999 and 1998, pro forma interest expense reflects the issuance of Senior Notes of $100.0 million, the issuance of a $16.0 million note and $350,000 of subordinated indebtedness and the related interest expense as described in Note B above.

      Provision for income taxes increased 67.4% to $46.2 million for 1999, from $27.6 million for 1998 as a result of an increase in our profitability.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      A majority of our specialist related revenues are derived from trading by us as principal. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price declines of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities will result in a reduction of our revenues and operating profits. We also operate a proprietary trading desk separately from our NYSE specialist operations, which represented 3.3% of our total revenues in 1999. We may incur trading losses as a result of these trading activities.

      We have developed a risk management process which is intended to balance our ability to profit from our specialist activities with our exposure to potential losses. In addition, we have trading limits relating to our proprietary trading desk.

      Although we have adopted risk management policies, we cannot be sure that these policies have been formulated properly to identify or limit our risks. Even if these policies are formulated properly, we cannot be sure that we will successfully implement these policies. As a result, we may not be able to manage our risks successfully or avoid trading losses.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 14(a)(1).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

      The information set forth under the caption "Directors and Executive Officers" in our definitive proxy statement to be used in connection with our 2000 Annual Meeting of Stockholders is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION.

      The information set forth under the caption "Executive Compensation" in our definitive proxy statement to be used in connection with our 2000 Annual Meeting of Stockholders is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in our definitive proxy statement to be used in connection with our 2000 Annual Meeting of Stockholders is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement to be used in connection with our 2000 Annual Meeting of Stockholders is incorporated by reference.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   (1) Financial Statements:

      The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

      (2) Financial Statement Schedules:

         Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

      (3) Exhibits:

      The following exhibits are filed as part of this report or incorporated herein by reference.


      2.1   Plan of Incorporation of LaBranche & Co.*

      2.2 Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto.*

      3.1 Amended and Restated Certificate of Incorporation of LaBranche & Co Inc.*

      3.2   Amended and Restated Bylaws of LaBranche & Co Inc.*

      4.1   Specimen Stock Certificate.*

      4.2 Indenture, dated as of August 24, 1999, among LaBranche & Co Inc., as issuer, and Firstar Bank, N.A., as trustee, relating to the 9 1/2% Senior Notes due 2004.**

      4.3 Form of 9 1/2% Senior Notes due 2004 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.2).**

      4.4 Registration Rights Agreement, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Salomon Smith Barney Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers.**

      4.5 Indenture, dated as of March 2, 2000, among LaBranche & Co., as issuer, and Firstar Bank, N.A., as trustee, relating to the 12% Senior Subordinated Notes due 2007.

      4.6 Form of 12% Senior Subordinated Notes due 2007 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.5).

      4.7 Registration Rights Agreement, dated as of March 2, 2000, by and among LaBranche & Co Inc., as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers.

      10.1 Agreement of Lease between Aetna Life Insurance Company and LaBranche & Co., dated January 6, 1984, as amended to date.*

      10.2 Second Amendment to Lease Agreement by and between Bank of Communications and LaBranche & Co. dated July 1995, as amended to date.*

      10.3   LaBranche & Co Inc. Equity Incentive Plan.*

      10.4   LaBranche & Co Inc. Annual Incentive Plan.*

      10.5 Form of Employment Letter between the Company and its executive officers.*

      10.6   Form of Agreement Relating to Noncompetition and Other Covenants.*

      10.7   Form of Pledge Agreement.*

      10.8 Stockholders' Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto.*

      10.9 LaBranche & Co. Note Purchase Agreement, dated September 15, 1997, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes, as amended.*

      10.10 LaBranche & Co. Note Purchase Agreement, dated June 3, 1998, relating to the issuance of $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.*

      10.11 Amendment to Note Purchase Agreements, dated as of August 23, 1999, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes and $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.**

      10.12  Form of Subordinated Note.*

      10.13 Credit Agreement, dated as of June 26, 1998, by and among LaBranche & Co. and The Bank of New York.*

      10.14 Amendment No. 1 to Credit Agreement, dated as of June 23, 1999, by and among LaBranche & Co. and The Bank of New York.**

      10.15 Amendment No. 2 to Credit Agreement, dated as of August 24, 1999, by and among LaBranche & Co. and The Bank of New York.**

      10.16 Amendment No. 3 to Credit Agreement, dated as of February 4, 2000, by and among LaBranche & Co. and The Bank of New York.***

      10.17  Form of Indemnification Agreement.*

      10.18 Purchase Agreement, dated February 24, 2000, by and among LaBranche & Co Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers, relating to the issuance of $250,000,000 aggregate principal amount of 12% Senior Subordinated Notes due 2007.

      10.19  Amended and Restated Articles of Partnership of LaBranche & Co.**

      10.20  LaB Investing Co., L.L.C. Amended and Restated Operating
             Agreement.**

      10.21 Acquisition Agreement, dated August 16, 1999, by and between Ernst & Company and LaBranche & Co.**

      10.22 Acquisition Agreement, dated August 16, 1999, by and between Mill Bridge Inc., LaB Investing Co. L.L.C., LaBranche & Co Inc. and LaBranche & Co.**

      10.23 Stock Purchase Agreement, dated as of December 23, 1999, among LaBranche & Co Inc., Henderson Brothers Holdings, Inc. and the stockholders listed on Schedule A thereto.****

      10.24 Amendment to Stock Purchase Agreement, dated as of February 1, 2000, by and among LaBranche & Co Inc., Henderson Brothers Holdings, Inc., and the authorized representatives of the persons listed on Schedule A thereto.****

      21     List of Subsidiaries.

      23.1   Consent of Arthur Andersen LLP.

      27     Financial Data Schedule.

      99.1   Risk Factors

-----------

* Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.
** Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.
*** Incorporated by reference to our Current Report on Form 8-K, filed February 8, 2000.
**** Incorporated by reference to our Current Report on Form 8-K, filed March 17, 2000.

(b)   Reports on Form 8-K:

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2000               LaBRANCHE & CO INC.


                             By: /s/ George M.L. LaBranche, IV
                                 -----------------------------------------------
                                 George M.L. LaBranche, IV
                                 Chairman, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                          Title                                             Date
---------                          -----                                             ----

/s/ George M.L. LaBranche, IV      Chairman, Chief Executive Officer and President   March 30, 2000
----------------------------       (Principal Executive Officer)
George M.L. LaBranche, IV


/s/ S. Lawrence Prendergast        Executive Vice President, Finance and Director    March 30, 2000
----------------------------
S. Lawrence Prendergast


/s/ Harvey S. Traison              Senior Vice President, Chief Financial Officer    March 30, 2000
----------------------------       and Director (Principal Financial Officer)
Harvey S. Traison


/s/ Thomas E. Dooley               Director                                          March 30, 2000
----------------------------
Thomas E. Dooley


/s/ E. Margie Filter               Director                                          March 30, 2000
----------------------------
E. Margie Filter


/s/ James G. Gallagher             Director                                          March 30, 2000
----------------------------
James G. Gallagher


/s/ Alfred O. Hayward, Jr.         Director                                          March 30, 2000
----------------------------
Alfred O. Hayward, Jr.


/s/ Todd Graber                    Controller (Principal Accounting Officer)         March 30, 2000
----------------------------
Todd Graber

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

LaBRANCHE & CO INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Public Accountants ...........................    F-2

     Consolidated Statements of Financial Condition
     as of December 31, 1999 and 1998 ...................................    F-3

     Consolidated Statements of Operations for the
     Years Ended December 31, 1999, 1998 and 1997 .......................    F-5

     Consolidated Statements of Changes in Stockholders'
     Equity/Members' Capital for the Years Ended
     December 31, 1999, 1998 and 1997 ...................................    F-6

     Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1999, 1998 and 1997 .............................    F-7

     Notes to Consolidated Financial Statements .........................    F-9

LaBRANCHE & CO INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

     Condensed Statements of Financial Condition as of
     December 31, 1999 and 1998 .........................................   F-20

     Condensed Statements of Operations for the Years
     Ended December 31, 1999, 1998 and 1997 .............................   F-21

     Condensed Statements of Changes in Stockholders'
     Equity/Members' Capital for the Years Ended
     December 31, 1999, 1998 and 1997 ...................................   F-22

     Condensed Statements of Cash Flows for the Years
     Ended December 31, 1999, 1998 and 1997 .............................   F-23

     Note to Condensed Financial Statements .............................   F-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
LaBranche & Co Inc. and Subsidiaries:

      We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. and Subsidiaries (collectively, the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity/members' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the condensed financial statements referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LaBranche & Co Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

      Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The parent company only condensed financial statements appearing on pages F-20 through F-24 are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. Such statements have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

New York, New York
January 24, 2000

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (000's omitted, except share data)

                                                                     December 31,
                                                                     ------------
                                                                   1999        1998
                                                                   ----        ----
                            ASSETS
CASH AND CASH EQUIVALENTS ....................................   $ 83,774   $  4,722
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL ..............     25,422     21,100
RECEIVABLE FROM BROKERS, DEALERS AND CLEARING ORGANIZATIONS ..     33,662     54,808
SECURITIES OWNED, at market value:
  Corporate equities .........................................    148,563    114,994
  United States Government obligations .......................      1,471      1,468
  Other ......................................................      2,515      1,360
COMMISSIONS RECEIVABLE .......................................      3,835      3,009
EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value ....     20,700     12,250

EXCHANGE MEMBERSHIPS OWNED, at cost (market value
  of $9,200 and $4,900, respectively) ........................      6,300      6,300
OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
 less accumulated depreciation and amortization of
 $1,250 and $729, respectively ...............................      1,355      1,647
INTANGIBLE ASSETS, net of accumulated amortization:
  Specialist Stock List ......................................     92,789         --
  Trade Name .................................................     26,340         --
  Goodwill ...................................................     51,212     47,532
OTHER ASSETS .................................................      7,187      3,011
                                                                 --------   --------

         Total assets ........................................   $505,125   $272,201
                                                                 ========   ========

    LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' CAPITAL
LIABILITIES:
  Payable to brokers and dealers .............................   $  7,726   $  3,892
  Securities sold, but not yet purchased, at market value ....     36,900     67,896
  Accrued compensation .......................................     12,016     17,735
  Accounts payable and other accrued expenses ................      5,522      6,347
  Other liabilities ..........................................      7,959      1,341
                                                                 --------   --------
                                                                   70,123     97,211
                                                                 --------   --------
LONG TERM DEBT ...............................................    115,822         --
                                                                 --------   --------

COMMITMENTS ..................................................         --         --
SUBORDINATED LIABILITIES:
  Exchange memberships, at market value ......................     20,700     12,250
  Other subordinated indebtedness ............................     46,508     48,073
                                                                 --------   --------
                                                                   67,208     60,323
                                                                 --------   --------
LIMITED PARTNERS' INTEREST IN SUBSIDIARY .....................         --     37,574
                                                                 --------   --------
STOCKHOLDERS' EQUITY/MEMBERS' CAPITAL:
Preferred Stock ($.01 par value, 10,000,000 shares
  authorized; none issued and outstanding) ...................         --         --
Common stock (par value $.01 per share; 200,000,000 shares
  authorized, 45,875,000 shares

issued and outstanding) ....................................        459         --

Additional paid-in-capital .................................    228,771         --
Retained earnings ..........................................     22,742         --
                                                               --------   --------

Stockholders' equity/members' capital ......................    251,972     77,093
                                                               --------   --------

 Total liabilities and stockholders' equity/members' capital   $505,125   $272,201
                                                               ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000's omitted, except per share data)

                                                             For the Years Ended December 31,
                                                             --------------------------------
                                                                1999       1998       1997
                                                                ----       ----       ----
REVENUES:
Net gain on principal transactions ........................   $150,971   $ 95,048   $ 47,817
Commissions ...............................................     37,222     26,576     15,186
Other .....................................................     12,844      4,787      4,637
                                                              --------   --------   --------
  Total revenues ..........................................    201,037    126,411     67,640
                                                              --------   --------   --------

EXPENSES:
Employee compensation and benefits ........................     34,268     13,921      8,108
Lease of exchange memberships .............................      8,416      6,568      3,727
Interest ..................................................      8,286      3,577      1,566
Amortization of intangibles ...............................      4,623      2,526        737
Exchange, clearing and brokerage fees .....................      3,709      2,898      2,042
Legal and professional fees ...............................      1,622        916        620
Occupancy .................................................      1,411      1,121        465
Communications ............................................      1,193        964        709
Other .....................................................      3,041      2,285      1,934
                                                              --------   --------   --------
Total expenses before managing directors' compensation,
  limited partners' interest in earnings of subsidiary and
  provision for income taxes ..............................     66,569     34,776     19,908
                                                              --------   --------   --------
Income before managing directors' compensation, limited
 partners' interest in earnings of subsidiary and provision
 for income taxes .........................................    134,468     91,635     47,732
MANAGING DIRECTORS' COMPENSATION ..........................     56,191     58,783     30,008
                                                              --------   --------   --------
Income before limited partners' interest in earnings of
 subsidiary and provision for income taxes ................     78,277     32,852     17,724
LIMITED PARTNERS' INTEREST IN EARNINGS OF SUBSIDIARY ......     25,344     26,292     14,354
                                                              --------   --------   --------
Income before provision for income taxes ..................     52,933      6,560      3,370
PROVISION FOR INCOME TAXES ................................     23,899      3,900      1,881
                                                              --------   --------   --------
Net income ................................................   $ 29,034   $  2,660   $  1,489
                                                              ========   ========   ========

Weighted average shares outstanding .......................     40,443     24,318     10,329
                                                              ========   ========   ========

Basic and diluted earnings per share ......................   $   0.72   $   0.11   $   0.14
                                                              ========   ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                             EQUITY/MEMBERS' CAPITAL
                                 (000's omitted)

                                                   Common Stock         Additional
                                                --------------------      Paid-in       Retained     Members'
                                                Shares       Amount       Capital       Earnings      Capital         Total
                                                ------       -------      -------       --------      -------         -----
BALANCE, December 31, 1996 .............            --     $      --     $      --     $      --     $  13,735      $  13,735
Net income .............................            --            --            --            --         1,489          1,489
Contributions to capital ...............            --            --            --            --        28,574         28,574
Distributions of capital ...............            --            --            --            --        (6,140)        (6,140)
                                                ------     ---------     ---------     ---------     ---------      ---------
BALANCE, December 31, 1997 .............            --            --            --            --        37,658         37,658
Net income .............................            --            --            --            --         2,660          2,660
Contributions to capital ...............            --            --            --            --        66,563         66,563
Distributions of capital ...............            --            --            --            --       (29,788)       (29,788)
                                                ------     ---------     ---------     ---------     ---------      ---------
BALANCE, December 31, 1998 .............            --            --            --            --        77,093         77,093
Net income through August 23, 1999 .....            --            --            --            --         6,292          6,292
Contributions to capital ...............            --            --            --            --        18,096         18,096
Distributions of capital ...............            --            --            --            --        (8,095)        (8,095)
                                                ------     ---------     ---------     ---------     ---------      ---------
BALANCE, pre-reorganization ............            --            --            --            --        93,386         93,386
Exchange of membership interests for
 shares of common stock ................        35,375           354        93,032            --       (93,386)            --
Initial public offering of common stock         10,500           105       134,689            --            --        134,794
                                                ------     ---------     ---------     ---------     ---------      ---------
BALANCE, post-reorganization and initial
 public offering .......................        45,875           459       227,721            --            --        228,180
Net income (August 24, 1999 through
  December 31, 1999) ...................            --            --            --        22,742            --         22,742
Compensation related to restricted
 stock units granted ...................            --            --         1,050            --            --          1,050
                                                ------     ---------     ---------     ---------     ---------      ---------
BALANCE, DECEMBER 31, 1999 .............        45,875     $     459     $ 228,771     $  22,742     $      --      $ 251,972
                                                ======     =========     =========     =========     =========      =========

 The accompanying notes are an integral part of these consolidated statements.

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                                         For the Years Ended December 31,
                                                                                         --------------------------------
                                                                                        1999          1998            1997
                                                                                        ----          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................................................     $  29,034      $   2,660      $   1,489
 Adjustments to reconcile net income to net cash (used in) operating activities-
  Depreciation and amortization ................................................         5,348          3,020            909
  Undistributed limited partners interest in earnings of subsidiary ............            --          3,646          1,241
  Compensation related to the restricted stock units ...........................         1,050             --             --
  Deferred tax provision .......................................................           335             --             --
 Changes in assets and liabilities-
  Securities purchased under agreements to resell ..............................        (4,322)        (6,100)        (8,500)
  Receivable from brokers, dealers and clearing organizations ..................        21,146          3,366        (40,188)
  Corporate equities ...........................................................       (33,569)       (77,967)        (6,338)
  United States government obligations .........................................            (3)           998              1
  Other securities owned .......................................................        (1,155)            --             --
  Commissions receivable .......................................................          (826)            --             --
  Other assets .................................................................        (4,161)        (1,970)        (2,047)
  Payable to brokers and dealers ...............................................         3,834          2,231         (2,731)
  Securities sold, but not yet purchased .......................................       (30,996)        28,569         20,591
  Accrued compensation .........................................................        (5,719)         8,891         (5,322)
  Accounts payable and other accrued expenses ..................................        (2,166)         2,379          1,371
  Income taxes payables ........................................................         7,624             --             --
                                                                                     ---------      ---------      ---------
  Net cash (used in) operating activities ......................................       (14,546)       (30,277)       (39,524)
                                                                                     ---------      ---------      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements ..........          (228)        (1,550)          (278)
Payments to limited partners for redemption of interests .......................      (140,186)            --             --
                                                                                     ---------      ---------      ---------
  Net cash (used in) investing activities ......................................      (140,414)        (1,550)          (278)
                                                                                     ---------      ---------      ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of subordinated debt ................................         3,435         16,750         28,900
Repayment of subordinated debt .................................................        (5,000)            --           (896)
Net proceeds from the initial public offering ..................................       134,794             --             --
Proceeds from the issuance of long term debt ...................................        99,807             --             --
Payments to members upon reorganization ........................................        (9,025)            --             --
Proceeds from contributions of capital .........................................        18,096         46,598         10,948
Payments for distributions of capital ..........................................        (8,095)       (29,788)        (6,140)
                                                                                     ---------      ---------      ---------
  Net cash provided by financing activities ....................................       234,012         33,560         32,812
                                                                                     ---------      ---------      ---------
  Increase (decrease) in cash and cash equivalents .............................        79,052          1,733         (6,990)
CASH AND CASH EQUIVALENTS, beginning of year ...................................         4,722          2,989          9,979
                                                                                     ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year .........................................     $  83,774      $   4,722      $   2,989
                                                                                     =========      =========      =========

 SUPPLEMENTAL DISCLOSURE OF CASH
PAID FOR:
 Interest ......................................................................     $   4,557      $   8,788      $   4,360
 Income taxes ..................................................................     $  17,989      $   2,244      $   2,161
 SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Excess of purchase price over fair value of assets acquired for issuance of membership interest and limited partnership
 interests in subsidiary .......................................................     $      --      $  25,815      $  24,980
Exchange of membership interests for shares of common stock ....................     $  93,386      $      --      $      --
Issuance of subordinated debt and shares of common stock for
 redemption of limited partner interests upon reorganization ...................     $  23,821      $      --             $-

 The accompanying notes are an integral part of these consolidated statements.

                      LaBRANCHE & CO INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

      The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaB Investing Co. L.L.C., a New York limited liability company ("LaB Investing"), and LaBranche & Co., a New York limited partnership (collectively, the "Company"). LaB Investing is the sole general partner of LaBranche & Co. and has a partnership interest in LaBranche & Co. of 84.1%. The Holding Company is the sole limited partner of LaBranche & Co. and owns the remaining partnership interest of 15.9%. The Holding Company is also the sole member of LaB Investing, thereby providing the Holding Company with 100.0% ownership in LaBranche & Co. LaBranche & Co. operates primarily as a specialist in certain equity securities listed on the New York Stock Exchange, Inc. ("NYSE").

2. INITIAL PUBLIC OFFERING AND DEBT ISSUANCE

      On August 24, 1999, the Company reorganized from partnership to corporate form, upon the members of LaB Investing exchanging their membership interests for common stock in the Holding Company, and completed its initial public offering. In that offering, the Company sold 10,500,000 shares of common stock and received net proceeds of $134.8 million. Concurrently with the offering, the Company issued $100.0 million aggregate principal amount of senior notes. See
Note 12 for further information regarding the long term debt.

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management does not believe that actual results will differ materially from these estimates.

Intangible Assets

      Intangible assets are comprised of the Company's specialist stock list, trade name, and goodwill from acquisitions and the limited partner buyout that occurred in concurrence with our reorganization to corporate form. The specialist stock list and trade name are being amortized on a straight-line basis over 40 years and the goodwill is being amortized on a straight-line basis over 15 years. The allocation of purchase price and determination of useful lives were based upon an independent appraisal. The useful life of the specialist stock list was determined based upon analysis of historical turnover characteristics of the specialist stocks.

      The Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life in measuring whether the assets are recoverable.

Exchange Memberships

      Exchange memberships owned by the Company are carried at cost.

      Certain members of the Company have contributed the use of 9 memberships on the NYSE to the Company. These memberships are subordinated to claims of general creditors and are carried at market value with a corresponding amount recorded in subordinated liabilities. Lease payments are paid by the Company to its members for the use of the exchange memberships at a rate that is commensurate with the rent paid to nonaffiliated parties for the use of their exchange memberships.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and highly liquid investments with maturities of less than three months.

Securities Transactions

      Securities transactions and the related revenues and expenses are recorded on a trade date basis. Securities owned and securities sold, but not yet purchased are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions. Dividends and Securities and Exchange Commission ("SEC") fees are also included in net gain on principal transactions. Dividend income and expense are recognized on the payable date, which does not differ materially from the ex-date.

Depreciation and Amortization

      Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of office equipment and leasehold improvements.

Collateralized Financing Transactions

      Securities purchased and sold under agreements to resell and repurchase, as well as securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount.

Collateral

      The Company continues to report assets as owned when they are pledged as collateral in secured financing arrangements and the secured party cannot sell or repledge the assets or the Company can substitute collateral or otherwise redeem it on short notice. The Company continues not to report securities received as collateral in secured financing arrangements because the debtor typically has the right to substitute or redeem the collateral on short notice.

Reportable Operating Segment

      The Company considers its present operations to be one reportable segment for purposes of presenting consolidated financial information and for evaluating its performance. The financial statement information presented in the accompanying consolidated financial statements is consistent with the preparation of financial information for the purpose of internal use.

Managing Directors' Compensation

      Prior to the reorganization on August 24, 1999 the managing directors of LaBranche & Co. were the members of LaB Investing. LaBranche & Co. paid out substantially all of its earnings as compensation expense to its managing directors. Subsequent to August 24, 1999, the managing directors of the Company are compensated based on an annual salary as well as an incentive based compensation pool which is determined based upon a certain percentage of pre-tax income.

New Accounting Pronouncement

      The Financial Accounting Standard Board has issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which is effective for periods beginning after June 15, 2000. Management does not believe the impact of the adoption of SFAS No. 133 on the Company's financial position or results of operations, will be material.

4. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

      The balances presented as receivables from and payables to brokers, dealers and clearing organizations consists of the following at December 31, 1999 and December 31, 1998:

                                                                       For the Years Ended
                                                                          December 31,
                                                                          ------------
                                                                        1999         1998
                                                                        ----         ----
      Receivable from brokers, dealers and clearing organizations:
        Pending trades, net                                            $    --     $34,390
        Securities borrowed                                             26,230      17,386
        Receivable from clearing organizations                           3,373       1,813
        Securities failed to deliver                                       827       1,219
        Other receivables from brokers and dealers                       3,232          --
                                                                       -------     -------
                                                                       $33,662     $54,808
                                                                       =======     =======

      Payable to brokers and dealers:
      Pending trades, net                                              $ 6,435     $    --
      Securities failed to receive                                       1,264       3,892
      Other payables to brokers and dealers                                 27          --
                                                                       -------     -------
                                                                       $ 7,726     $ 3,892
                                                                       =======     =======

5. INCOME TAXES

      Prior to its conversion to corporate form, LaBranche & Co. operated as a partnership and generally was not subject to U.S. federal and state income taxes. The earnings of LaBranche & Co., however, were subject to local unincorporated business taxes. The members were taxed on their proportionate share of the partnership's taxable income or loss. Effective with its conversion from partnership to corporate form on August 24, 1999, the Company became subject to U.S. federal, state and local corporate income taxes. The Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation and amortization of certain intangibles. As a result of its conversion to corporate form, the Company recognized the tax effect of the change in its income tax rate on the earnings attributable to the period from August 24, 1999 to December 31, 1999. The Company's effective tax rate differs from the federal statutory rate primarily due to its conversion to corporate form and non-deductible amortization of intangibles. The components of provision for income taxes reflected on the consolidated statements of operations are set forth below:

                                                                      Years Ended
                                              December 31, 1999     December 31, 1998   December 31, 1997
                                              -----------------     -----------------   -----------------
Current federal, state and local taxes .             $18,346            $    --             $    --
Unincorporated business tax ............               5,218              3,900               1,881
Deferred tax provision .................                 335                 --                  --
                                                     -------            -------             -------
        Total provision for income taxes             $23,899            $ 3,900             $ 1,881
                                                     =======            =======             =======

6. CAPITAL AND NET LIQUID ASSET REQUIREMENTS

      LaBranche & Co., as a specialist and member of the NYSE, is subject to SEC Rule 15c3-1 as adopted and administered by the NYSE and the SEC. LaBranche & Co. is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

      As of December 31, 1999 and 1998, LaBranche & Co.'s net capital, as defined under SEC Rule 15c3-1, was $161.4 million and $86.5 million, respectively, and exceeded minimum requirements by $159.9 million and $85.2 million, respectively. LaBranche & Co.'s aggregate indebtedness to net capital ratio was .13 to 1 and .24 to 1, respectively.

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

      As of December 31, 1999 and 1998, LaBranche & Co.'s NYSE minimum required dollar amount of net liquid assets, as defined, was $93.6 million and $90.6 million, respectively, compared to actual net liquid assets, as defined, of $175.9 million and $103.1 million, respectively.

7. ACQUISITIONS

      Effective July 1, 1997, LaBranche & Co. acquired a portion of the specialist operations of Stern Bros., LLC for an aggregate purchase price of approximately $9.3 million, representing an 8.3% total general partners' interest in LaBranche & Co. The goodwill associated with the acquisition was approximately $7.8 million.

      Effective August 1, 1997, LaBranche & Co. acquired the specialist operations of Ernst, Homans, Ware & Keelips for an aggregate purchase price of approximately $18.5 million, representing general and limited partnership interests totaling 16.4%. The excess purchase price over fair value of net assets acquired was approximately $17.2 million.

      Effective July 1, 1998, LaBranche & Co. acquired the specialist operations of Fowler, Rosenau & Geary, L.L.C. ("Fowler") for an aggregate purchase price of approximately $45.0 million, representing a 22.4% total general and limited partners' interest in LaBranche & Co. The excess purchase price over fair value of net assets acquired was approximately $25.8 million.

      Effective August 24, 1999, the limited partnership interests of $37.1 million in LaBranche & Co. were acquired at an excess purchase price of $127.4 million over the limited partners' capital balances. The redemption of the limited partners' interests is accounted for as a step acquisition under the purchase method of accounting. The excess of purchase price over the limited partners' capital balances was allocated to intangible assets and assigned lives as follows:

                                        Original Amount    Life
                                        ---------------    ----
         Specialist Stock List.........  $93.6 million   40 years
         Trade Name....................   26.6 million   40 years
         Goodwill......................    7.2 million   15 years
                                        --------------
                                        $127.4 million
                                        ==============

8. COMMITMENTS

      During 1998, LaBranche & Co. secured a $75.0 million committed line of credit with a U.S. commercial bank. The agreement matured on June 25, 1999. In June 1999, the Company amended and extended the committed line of credit to $100.0 million through June 23, 2000.

      Minimum rental commitments under existing noncancellable leases for office space and equipment are as follows:

                     Year ending December 31:
                     ------------------------

                2000............................  $  673,006
                2001............................     771,750
                2002............................     801,750
                2003............................     807,750
                2004............................     807,750
                Thereafter......................   3,372,000

      These leases contain escalation clauses providing for increased rentals based upon maintenance and tax increases.

9. SUBORDINATED LIABILITIES

      LaBranche & Co. is a party to subordinated loan agreements under which it has indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at various annual rates. Eleven of the agreements representing $6,823,000 mature within the last six months of 2000 and seven agreements representing $3,385,000 mature within the first six months of 2001. These agreements all have automatic rollover provisions, and each scheduled maturity date will be extended an additional year, unless the lender gives LaBranche & Co. seven months' advance notice that the maturity date will not be extended. Interest expense incurred for the years ended December 31, 1999, 1998 and 1997 on these agreements was approximately $1.1 million, $1.3 million and $1.2 million, respectively. Two of the holders representing $850,000 of subordinated loan agreements maturing in November 2000 have notified LaBranche & Co. that the scheduled maturity date will not be extended.

      LaBranche & Co. also issued seven notes representing aggregate indebtedness of $20,000,000 which mature on September 15, 2002 and bear interest at an annual rate of 8.17% payable on a quarterly basis. LaBranche & Co. also issued five notes representing aggregate indebtedness of $15,000,000 which mature on June 3, 2008 and bear interest at an annual rate of 7.69% payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche & Co. Interest expense incurred for the years ended December 31, 1999, 1998 and 1997 on these notes was approximately $2.8 million, $2.3 million and $340,000, respectively. The agreements covering these subordinated notes require the Company to comply with certain covenants that, among other things, restrict the type of business in which the Company may engage, sets certain net capital levels and prohibits restricted payments.

      LaBranche & Co. also issued a subordinated note for $1,300,000 due March 2, 2001 with an annual rate of 10.0%, payable on a quarterly basis. Interest expense incurred for the year ended December 31, 1999 on the note was approximately $123,333. This agreement has an automatic rollover provision, and the scheduled maturity date will be extended an additional year, unless the lender gives LaBranche & Co. seven months' advance notice that the maturity date will not be extended.

      Exchange memberships contributed pursuant to subordination agreements in the amount of $20,700,000 comprise the remaining subordinated liabilities.

10. EARNINGS PER SHARE

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

      The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):

                                                         Year Ended    Year Ended    Year Ended
                                                        December 31,   December 31,  December 31,
                                                            1999          1998          1997
                                                            ----          ----          ----
      Numerator for basic and diluted earnings per
      share-net income .............................       $29,034       $ 2,660       $ 1,489
      Denominator for basic and diluted earnings per
      share-weighted-average number of common shares        40,443        24,318        10,329
      Basic and diluted earnings per share .........       $  0.72       $  0.11       $  0.14

      Under the treasury stock method of accounting, restricted stock units representing 1,062,600 shares of common stock and options to purchase an aggregate of 1,200,000 shares of common stock were not included in the calculation of diluted earnings per share due to their antidilutive effect.

11. EMPLOYEE INCENTIVE PLANS

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

      On August 18, 1999, restricted stock units with respect to 1,059,000 shares of common stock were granted to employees who were not managing directors with an issue cost of $0 to the employees and a fair market value of $14 per share. In October 1999, restricted stock units for an additional 3,600 shares of common stock were issued to an employee with an issue cost of $0. The restricted stock units, which are subject to continuing service with the Company and other restrictions, will generally vest in three annual installments commencing on the third anniversary of the grant date. Compensation expense is being recognized over the five-year vesting period on a straight-line basis. For the year ended December 31, 1999, the Company recorded compensation expense and a credit to additional paid-in capital of approximately $1.1 million related to these restricted stock units.

Stock Options

      On August 18, 1999, options to purchase an aggregate of 1,200,000 shares of common stock were granted to executive officers of the Company at market value. Of these options, options to purchase 1,000,000 shares, which are subject to continuing service with the Company and other restrictions, will become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. The options to purchase the remaining 200,000 shares vested on January 7, 2000 and 100,000 shares become exercisable on July 7, 2000 and 100,000 shares on July 7, 2001. As of December 31, 1999, there were no options exercisable. These options will generally expire ten years from the date of grant, unless sooner terminated or exercised. Pursuant to APB No. 25, no compensation expense was recognized since, on the date of grant, these options had no intrinsic value. As of December 31, 1999, the outstanding options had an exercise price of $14 and a remaining life of approximately 10 years.

      The estimated fair value of options granted was $4.97 per option. Fair value is estimated as of the grant date based on a binomial option pricing model using the following assumptions:

                   Risk-free interest rate....         5.25%
                   Expected life..............         7 yrs
                   Expected volatility........           40%
                   Dividend yield.............            0%

      In accordance with SFAS No. 123, compensation expense was not recognized on the date of the grant of the options since these options had no intrinsic value. If the Company were to recognize compensation expense under the fair-value based method of SFAS No. 123, the net income would have decreased by approximately $843,000 resulting in pro forma net income and earnings per share as follows:

                                                     Year Ended
                                                  December 31, 1999
                                              (000s omitted, except per
                                                     share data)

       Net income, as reported................                   $29,034
       Pro forma net income...................                    28,191
       EPS, as reported.......................                   $  0.72

       Pro forma EPS..........................                      0.70

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

12. LONG TERM DEBT

      Effective August 24, 1999, the Holding Company issued $100.0 million aggregate principal amount of senior notes. The notes bear interest at a rate of 9.5% annually and mature on August 15, 2004. The carrying value of the senior notes as of December 31, 1999 is $99.8 million. The discount on the bond is being amortized as an adjustment to interest expense over the life of the senior notes. Debt issuance costs incurred as a result of the senior note offering are approximately $2.5 million, which are being amortized as on a straight line basis over the life of the senior notes. Interest expense incurred for the year ended December 31, 1999 was approximately $3.3 million. The indenture covering the senior notes includes certain covenants that, among other things, limits the Company's ability to: borrow money; pay dividends or repurchase stock; make investments; engage in transactions with stockholders and affiliates; create liens on assets; and sell assets or engage in mergers and consolidations except in accordance with certain specified conditions, as defined.

      In addition, in connection with the reorganization of the Company from partnership to corporate form on August 24, 1999 the Holding Company issued a note in an aggregate principal amount of $16.0 million as partial payment for the acquisition of a limited partner interest. Of the $16.0 million total, $6.0 million is payable on the first anniversary of issuance, $5.0 million is payable on the second anniversary of issuance and $5.0 million is payable on the third anniversary of issuance. The note bears interest at the annual rate of 9.5%. Interest expense incurred for the year ended December 31, 1999 was approximately $538,000.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires companies to report the fair value of financial instruments for certain assets and liabilities. Substantially all of the Company's financial instruments are short-term in nature or carry market interest rates and, accordingly, approximate fair value.

      The fair value of the fixed rate debt at December 31, 1999, in millions, is as follows:

                                     Carrying Value       Fair Value
                                     --------------       ----------

             Senior Debt...........            $99.8           $97.0
             Fixed Rate Note.......            $16.0           $15.9

The fair value of the senior notes was determined based upon its market value as of December 31, 1999. The fair value of the fixed rate note was determined using current market rates to discount its cash flows.

14. FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET
    RISK

      As a specialist on the NYSE, LaBranche & Co. is engaged in various securities trading and lending activities. In connection with its activities as a specialist, LaBranche & Co. assumes positions in stocks for which it is responsible. LaBranche & Co. is exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche & Co. is exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. may be required to purchase or sell financial instruments, which may result in a loss to LaBranche & Co.

      LaBranche & Co. enters into collateralized financing agreements in which it extends short-term credit to major financial institutions. LaBranche & Co. controls access to the collateral pledged by the counterparties, which generally consists of U.S. equity and government securities. The value and adequacy of the collateral are continually monitored. Consequently, the risk of credit loss from counterparties' failure to perform in connection with collateralized lending activities is minimal.

15. PRO FORMA FINANCIAL INFORMATION (Unaudited)

      The 1998 pro forma consolidated results give effect to LaBranche & Co.'s July 1998 acquisition of Fowler and its reorganization from partnership to corporate form and related transactions, which include the acquisition of LaBranche & Co.'s limited partnership interests, and the application of the net proceeds from the Company's August 1999 initial public offering and senior note offering (the "Reorganization Transactions") as if the Reorganization Transactions occurred as of January 1, 1998. The 1999 pro forma consolidated results give effect to the Reorganization Transactions as if they occurred as of January 1, 1999. The pro forma impact on revenues, pre-tax income and earnings are as follows (000's omitted, except per share data):

                                                     Years Ended
                                                     December 31,
                                                     ------------
                                                 1999            1998
                                                 ----            ----
                                             (Pro-forma)     (Pro-forma)

                 Revenues ...............      $201,037        $137,850
                 Pre-Tax Income .........       100,153          59,429

                 Net Income .............        53,988          31,791
                 EPS ....................      $   1.18        $   0.69

16. SUBSEQUENT EVENTS (Unaudited)

      Subsequent to year-end the Company acquired Henderson Brothers Holdings, Inc. ("Henderson"), a specialist firm on the NYSE. Under the terms of the acquisition, the Company will acquire all of the outstanding capital stock of Henderson for approximately $230 million in cash. In addition, the Company has acquired Webco Securities Inc. ("Webco"), another specialist firm on the NYSE. Under the terms of the acquisition, the Company acquired Webco for $10.9 million in cash, an aggregate of approximately $3 million in senior promissory notes and approximately 2.8 million shares of the Company's common stock. Both of these acquisitions will be accounted for under the purchase method.

      During February 2000, a U.S. commercial bank increased and extended its committed line of credit to LaBranche & Co. from $100.0 million to $200.0 million through February 2, 2001.

                               LaBRANCHE & CO INC.
                              (Parent Company Only)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                       (000's omitted, except share data)

                                                                               December 31,
                                                                               ------------
                                                                            1999         1998
                                                                            ----         ----
                           ASSETS
CASH AND CASH EQUIVALENTS............................................     $ 46,872     $     21
SECURITIES PURCHASED UNDER AGREEMENT TO RESELL ......................        1,422           --
INVESTMENT IN SUBSIDIARIES, AT EQUITY VALUE .........................      321,370       77,072
OTHER ...............................................................       14,041           --
                                                                          --------     --------
      Total Assets ..................................................     $383,705     $ 77,093
                                                                          ========     ========

      LIABILITIES AND STOCKHOLDERS' EQUITY/MEMBERS' CAPITAL
LIABILITIES:
    Income taxes payable ............................................     $  7,960           $-
    Accounts payable and other liabilities ..........................        7,951           --
                                                                          --------     --------
                                                                            15,911           --
                                                                          --------     --------
LONG TERM DEBT ......................................................      115,822           --
                                                                          --------     --------
STOCKHOLDERS' EQUITY/MEMBERS' CAPITAL:
Preferred stock ($.01 par value, 10,000,000 shares
    authorized; none issued and outstanding) ........................           --           --
Common stock (par value $.01 per share; 200,000,000 shares
    authorized, 45,875,000 shares issued and outstanding) ...........          459           --
Additional paid-in-capital ..........................................      228,771           --
Retained earnings ...................................................       22,742           --
                                                                          --------     --------
Stockholders' equity/members' capital ...............................      251,972       77,093
                                                                          --------     --------
     Total liabilities and stockholders' equity/members' capital ....     $383,705     $ 77,093
                                                                          ========     ========

            See accompanying note to condensed financial statements.

                               LaBRANCHE & CO INC.
                              (Parent Company Only)
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (000's omitted)

                                                                  For the Years Ended
                                                                     December 31,
                                                                     ------------
                                                           1999          1998         1997
                                                           ----          ----         ----
REVENUE:
     Equity earnings from investment in subsidiaries     $ 31,476      $  2,663     $  1,480
     Investment income .............................          910            --           --
                                                         --------      --------     --------
        Total revenue ..............................       32,386         2,663        1,480
                                                         --------      --------     --------
EXPENSES:
     Interest ......................................        3,879            --           --
     Employee compensation and related benefits ....        1,050            --           --
     Other expenses ................................          504             3            1
                                                         --------      --------     --------
        Total expenses .............................        5,433             3            1
                                                         --------      --------     --------
     Income before income tax benefit ..............       26,953         2,660        1,479
                                                         --------      --------     --------
INCOME TAX BENEFIT .................................       (2,081)           --          (10)
     Net income ....................................     $ 29,034      $  2,660     $  1,489
                                                         ========      ========     ========

            See accompanying note to condensed financial statements.

                               LaBRANCHE & CO INC.
                              (Parent Company Only)
                 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS'
                             EQUITY/MEMBERS' CAPITAL
                                 (000's omitted)

                                                      Common Stock        Additional
                                                  --------------------      Paid-In       Retained      Members'
                                                  Shares       Amount       Capital       Earnings      Capital         Total
                                                  ------       -------      -------       --------      -------         -----
BALANCE, December 31, 1996 ...............            --     $      --     $      --     $      --     $  13,735      $  13,735
Net income ...............................            --            --            --            --         1,489          1,489
Contributions to capital .................            --            --            --            --        28,574         28,574
Distributions of capital .................            --            --            --            --        (6,140)        (6,140)
                                                  ------     ---------     ---------     ---------     ---------      ---------
BALANCE, December 31, 1997 ...............            --            --            --            --        37,658         37,658
Net income ...............................            --            --            --            --         2,660          2,660
Contributions to capital .................            --            --            --            --        66,563         66,563
Distributions of capital .................            --            --            --            --       (29,788)       (29,788)
                                                  ------     ---------     ---------     ---------     ---------      ---------
BALANCE, December 31, 1998 ...............            --            --            --            --        77,093         77,093
Net income through August 23, 1999 .......            --            --            --            --         6,292          6,292
Contributions to capital .................            --            --            --            --        18,096         18,096
Distributions of capital .................            --            --            --            --        (8,095)        (8,095)
                                                  ------     ---------     ---------     ---------     ---------      ---------
BALANCE, pre-reorganization ..............            --            --            --            --        93,386         93,386
Exchange of membership interest for shares
of common stock ..........................        35,375           354        93,032            --       (93,386)            --
Initial public offering of common stock ..        10,500           105       134,689            --            --        134,794
                                                  ------     ---------     ---------     ---------     ---------      ---------
BALANCE post-reorganization and initial
public offering ..........................        45,875           459       227,721            --            --        228,180
Net income (August 24, 1999 through
December 31, 1999) .......................            --            --            --        22,742            --         22,742
Compensation related to restricted stock
units granted ............................            --            --         1,050            --            --          1,050
                                                  ------     ---------     ---------     ---------     ---------      ---------
BALANCE, December 31, 1999 ...............        45,875     $     459     $ 228,771     $  22,742     $      --      $ 251,972
                                                  ======     =========     =========     =========     =========      =========

            See accompanying note to condensed financial statements.

                               LaBRANCHE & CO INC.
                              (Parent Company Only)
                        CONDENSED STATEMENTS OF CASH FLOW
                                 (000's omitted)

                                                                                            For the Years Ended
                                                                                                December 31,
                                                                                                ------------
                                                                                      1999          1998           1997
                                                                                      ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................     $  29,034      $   2,660      $   1,489
  Adjustments to reconcile net income to net cash used in operating activities
     Amortization of debt issuance costs and bond discount ...................           203             --             --
     Compensation expense related to restricted stock units ..................         1,050             --             --
     Equity earnings from investment in subsidiaries .........................       (31,476)       (19,477)        (6,343)
     Deferred tax benefit ....................................................        (2,081)            --             --
Changes in assets and liabilities-
     Securities purchased under agreements to resell .........................        (1,422)            --             --
     Other assets ............................................................       (11,559)            13             26
     Accounts payable and other liabilities ..................................        13,911             --            (10)
                                                                                   ---------      ---------      ---------
Net cash used in operating activities ........................................        (2,340)       (16,804)        (4,838)
                                                                                   ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Return of capital from subsidiary...........................................        20,000         46,598         10,948
  Payments for investment in subsidiary.......................................       (51,199)       (29,788)        (6,140)
  Payments to limited partners for redemption of interests and
  repayment of subordinated debt upon reorganization .........................      (145,186)            --             --
                                                                                   ---------      ---------      ---------
  Net cash provided by (used in) investing activities ........................      (176,385)        16,810          4,808
                                                                                   ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of long term debt ...............................        99,807             --             --
  Net proceeds from the initial public offering ..............................       134,794             --             --
  Payments to members upon reorganization ....................................        (9,025)            --             --
                                                                                   ---------      ---------      ---------
  Net cash provided by financing activities ..................................       225,576             --             --
                                                                                   ---------      ---------      ---------
Net change in cash ...........................................................        46,851              6            (30)
CASH AND CASH EQUIVALENTS, beginning of year .................................            21             15             45
                                                                                   ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year .......................................     $  46,872      $      21      $      15
                                                                                   =========      =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Income taxes                                                                     $  11,750      $       3      $      11
SUPPLEMENTAL NONCASH FINANCING ACTIVITIES:
  Membership interests issued for acquisitions ...............................     $      --      $  19,965      $  17,626
  Exchange of membership interests for shares of common stock ................     $  93,386      $      --      $      --
  Issuance of subordinated debt and shares of common stock for redemption of
  limited partner interests upon reorganization ..............................     $  23,821      $      --      $      --

            See accompanying note to condensed financial statements.

                               LaBRANCHE & CO INC.
                              (Parent Company Only)
                     NOTE TO CONDENSED FINANCIAL STATEMENTS

1. NOTE TO CONDENSED FINANCIAL STATEMENTS

      The condensed financial statements of LaBranche & Co Inc. (Parent Company
Only) should be read in conjunction with the consolidated financial statements of LaBranche & Co Inc. and Subsidiaries and the notes thereto contained elsewhere in this filing.