Form 10-K/A
period 1999-12-31
LABRANCHE & CO INC
filed 2000-04-04
CIK 1089044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A Amendment No. 1

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

The Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 001-15251) of LaBranche & Co Inc., as filed with the Commission on March 30, 2000, is hereby amended and restated in its entirety.

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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this filing. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties including, but not limited to those discussed in "Risk Factors" attached hereto as Exhibit 99.1. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

                                                                Year Ended December 31, 1999      Year Ended December 31, 1998
                                                                ----------------------------      ----------------------------
                                                                  Historical      Pro Forma       Historical      Pro Forma (A)
                                                                  ----------      ---------         ----------      ---------
Statement of Operations Data:
Revenues:
   Net gain on principal transactions ......................       $150,971       $150,971           $ 95,048       $ 98,736
   Commissions .............................................         37,222         37,222             26,576         33,963
   Other ...................................................         12,844         12,844              4,787          5,151
                                                                   --------       --------           --------       --------
                        Total revenues .....................        201,037        201,037            126,411        137,850
                                                                   --------       --------           --------       --------

Expenses:
   Employee compensation and benefits ......................         34,268         59,482    (B)      13,921         40,445  (B)
   Lease of exchange memberships ...........................          8,416          8,416              6,568          7,064
   Interest ................................................          8,286         15,144    (C)       3,577         14,535  (C)
   Amortization of intangibles .............................          4,623          6,866    (D)       2,256          6,863  (D)
   Exchange, clearing and brokerage fees ...................          3,709          3,709              2,898          3,233
   Other operating expenses ................................          7,267          7,267              5,286          6,281
                                                                   --------       --------           --------       --------
                        Total operating expenses ...........         66,569        100,884             34,776         78,421
                                                                   --------       --------           --------       --------

   Income before managing directors' compensation,
     limited partners interest in earnings of subsidiary and
     provision for income taxes ............................        134,468        100,153             91,635         59,429
   Managing directors' compensation ........................         56,191             --    (E)      58,783             --  (E)
                                                                   --------       --------           --------       --------
   Income before limited partners' interest in earnings of
     subsidiary and provision for income taxes .............         78,277        100,153             32,852         59,429
   Limited partners' interest in earnings of subsidiary ....         25,344             --    (F)      26,292             --  (F)
                                                                   --------       --------           --------       --------
   Income before provision for income taxes ................         52,933        100,153              6,560         59,429
   Provision for income taxes ..............................         23,899         46,165    (G)       3,900         27,638  (G)
                                                                   --------       --------           --------       --------
   Net income ..............................................       $ 29,034       $ 53,988           $  2,660       $ 31,791
                                                                   --------       --------           --------       --------
   EBITDA (H) ..............................................       $ 91,911       $122,888           $ 12,914       $ 81,321
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

      10.5 Form of Employment Letter between LaBranche & Co Inc. and its executive officers.*

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

April 4, 2000                LaBRANCHE & CO INC.


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