Form 10-Q
period 2000-03-31
LABRANCHE & CO INC
filed 2000-05-15
CIK 1089044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock outstanding as of May 12, 2000 was 48,675,352.

                               LABRANCHE & CO INC.

                                   FORM 10-Q/A

PART I   FINANCIAL INFORMATION                                                 4
         Item 1.  Financial Statements.                                        4
                  Condensed Consolidated Statements of Operations              4
                  Condensed Consolidated Statements of Financial Condition 5 Condensed Consolidated Statement of Changes in Stockholders'
                    Equity and Members'Capital                                 6
                  Condensed Consolidated Statements of Cash Flows              7
                  Notes to Condensed Consolidated Financial Statements         8
         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                      15
         Item 3.  Quantitative and Qualitative Disclosures About Market Risk. 25

PART II   OTHER INFORMATION                                                   26
         Item 2.  Changes in Securities and Use of Proceeds.                  26
         Item 6.  Exhibits and Reports on Form 8-K.                           26

SIGNATURES                                                                    27

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

         IN ACCORDANCE WITH THE RULES OF THE SECURITIES AND EXCHANGE COMMISSION,
PART I OF THIS REPORT CONTAINS HISTORICAL FINANCIAL INFORMATION, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         PART I FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S OMITTED EXCEPT PER SHARE DATA)

                                                               For the Three Months Ended
                                                                        March 31,
                                                                 ---------------------
                                                                  2000          1999
                                                                 -------       -------
REVENUES:
         Net gain on principal transactions                      $65,391       $36,366
         Commissions                                               9,185         8,270
         Other                                                     4,114         2,985
                                                                 -------       -------
                                    Total revenues                78,690        47,621
                                                                 -------       -------

EXPENSES:
         Employee compensation and related benefits               22,782         4,741
         Interest                                                  6,447         1,099
         Depreciation and amortization of intangibles              2,754           847
         Lease of exchange memberships                             2,557         2,073
         Exchange, clearing and brokerage fees                     1,033         1,007
         Other                                                     2,684         1,328
                                                                 -------       -------
Total expenses before managing directors'
compensation and limited partners' interest in earnings of
subsidiary and provision for income taxes                         38,257        11,095
                                                                 -------       -------

Income before managing directors' compensation
and limited partners' interest in earnings of subsidiary
and provision for income taxes                                    40,433        36,526

MANAGING DIRECTORS' COMPENSATION                                    --          23,100

Income before limited partners' interest in earnings
of subsidiary and provision for income taxes                      40,433        13,426

LIMITED PARTNERS' INTEREST IN
EARNINGS OF SUBSIDIARY                                              --          10,445

Income before provision for income taxes                          40,433         2,981
PROVISION FOR INCOME TAXES                                        19,878         1,400
                                                                 -------       -------
Net income                                                       $20,555       $ 1,581
                                                                 =======       =======

Diluted weighted average shares outstanding                       46,640        35,618

Basic and diluted earnings per share                             $  0.44       $  0.04

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (000'S OMITTED)

                                                                                            As of
                                                                                   -----------------------
                                       ASSETS                                      MARCH 31,    DECEMBER 31,
                                                                                     2000           1999
                                                                                   --------       --------
                                                                                  (unaudited)
CASH AND CASH EQUIVALENTS                                                          $ 81,165       $ 83,774

CASH SEGREGATED UNDER FEDERAL REGULATIONS                                             6,368           --

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                      59,600         25,422

RECEIVABLE FROM BROKERS AND DEALERS                                                 119,378         37,497

RECEIVABLE FROM CUSTOMERS                                                             1,465           --

SECURITIES OWNED, at market value:
    Corporate equities                                                              164,085        148,563
    United  States Government obligations                                             1,488          1,471
    Other                                                                             4,605          2,515

EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value                            20,000         20,700

EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $52,000 and $9,200)             50,300          6,300

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less
accumulated depreciation and amortization of $1,403 and $1,250, respectively          1,839          1,355

INTANGIBLE ASSETS, net of accumulated amortization
         Specialist Stock List                                                      189,587         92,789
         Trade Name                                                                  26,174         26,340
         Goodwill                                                                   185,701         51,212

OTHER ASSETS                                                                         18,799          7,187
                                                                                   --------       --------

Total assets                                                                       $930,554       $505,125
                                                                                   ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Payable to brokers and dealers                                                     $ 16,866       $  7,726
Payable to customers                                                                  6,094           --
Securities sold, but not yet purchased, at market value                              59,057         36,900
Accounts payable and other accrued expenses                                          35,826         17,538
Income taxes payable                                                                 79,057          7,959
                                                                                   --------       --------
                                                                                    196,900         70,123
                                                                                   --------       --------
LONG TERM DEBT                                                                      361,556        115,822
                                                                                   --------       --------
SUBORDINATED LIABILITIES
Exchange memberships, at market value                                                20,000         20,700
Other subordinated indebtedness                                                      46,508         46,508
                                                                                   --------       --------
                                                                                     66,508         67,208
                                                                                   --------       --------



PREFERRED STOCK, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding                                                            --             --

COMMON STOCK, $.01 par value, 200,000,000 shares authorized; 48,675,352 and
45,875,368 shares issued and outstanding for March 31, 2000 and
December 31, 1999 respectively                                                          487            459

ADDITIONAL PAID-IN-CAPITAL                                                          261,806        228,771
RETAINED EARNINGS                                                                    43,297         22,742
                                                                                   --------       --------
                                                                                    305,590        251,972
                                                                                   --------       --------

Total liabilities and stockholders' equity                                         $930,554       $505,125
                                                                                   ========       ========

         The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                               STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)
                        (000S OMITTED EXCEPT SHARE DATA)

                                                               Common Stock
                                                               ------------             Additional       Retained
                                                          Shares          Amount      Paid-in Capital    Earnings        Total
                                                          ------          ------      ---------------    --------        -----
Balance at December 31, 1999                            45,875,000         $ 459          $228,771       $ 22,742      $251,972
Net income                                                       -             -                 -         20,555        20,555
Compensation related to restricted stock units                   -             -               746              -           746
Issuance of common stock for Webco acquisition           2,799,984            28            32,285              -        32,313
Issuance of common stock to directors                          368                               4                            4
BALANCE, MARCH 31, 2000                                 48,675,352         $ 487          $261,806       $ 43,297      $305,590

          The accompanying notes are an integral part of this condensed consolidated statement.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                                           Three Months Ended
                                                                                       -------------------------
                                                                                       March 31,        March 31,
                                                                                         2000             1999
                                                                                       ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                          $  20,555        $  1,581

   Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization                                                              2,984             968
Compensation expense related to stock based compensation                                     750            --

   Change in assets and liabilities:
         Securities purchased under agreements to resell                                 (34,178)        (19,900)
         Receivable from brokers and dealers                                             (81,881)         20,995
         Receivable from customers                                                        (1,465)           --
         Corporate equities                                                              (15,522)        (22,697)
         United States Government obligations                                                (17)            (19)
         Other securities owned                                                           (2,090)           (140)
         Other assets                                                                    (11,611)         (1,188)
         Payable to brokers and dealers                                                    9,140          39,150
         Payable to customers                                                              6,094            --
         Securities sold, but not yet purchased                                           22,157         (48,454)
         Payable to Henderson stockholders                                                 1,484            --
         Accounts payable and other accrued expenses                                      16,804          19,365
         Taxes payable                                                                     9,412            --
                                                                                       ---------        --------

                  Net cash used in operating activities                                  (57,384)        (10,339)
                                                                                       ---------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash received from Webco acquisition                                                8,370            --
   Net cash paid on Henderson acquisition                                               (192,422)           --

   Payments for office equipment and leasehold improvements                                 (498)            (62)
                                                                                       ---------        --------
                  Net cash used in investing activities                                 (184,555)            (62)
                                                                                       ---------        --------



CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash received from issuance of senior subordinated debt                           245,693            --
   Proceeds from contributions of capital                                                   --            10,586
   Payments for distributions of capital                                                    --            (4,627)
   Issuance of subordinated indebtedness                                                    --             2,185
                                                                                       ---------        --------

                  Net cash provided by financing activities                              245,693           8,144
                                                                                       ---------        --------

                  Increase/(Decrease) in cash and cash equivalents                         3,759          (2,257)
                                                                                       ---------        --------

CASH AND CASH EQUIVALENTS, beginning of period                                            83,774           4,722

CASH AND CASH EQUIVALENTS, end of the period                                           $  87,553        $  2,465
                                                                                       ---------        --------
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

  Interest                                                                             $   5,493        $  2,959
  Income taxes                                                                            13,000           2,100

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
  Acquisitions:
     Intangibles assets                                                                  171,936            --
     Other assets                                                                         33,863
     Liabilities                                                                          61,774            --
     Common stock issuance                                                                32,313            --
  Increase in additional paid in capital related to stock based compensation                 750            --

         The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      ORGANIZATION AND DESCRIPTION OF BUSINESS

        The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaB Investing Co. L.L.C., a New York limited liability company ("LaB Investing"), LaBranche & Co., a New York limited partnership ("LaBranche"), and Henderson Brothers Holding, Inc., a Delaware corporation ("Henderson Brothers", collectively with the Holding Company, LaB Investing and LaBranche, the "Company"). LaB Investing is the sole general partner of LaBranche and has a partnership interest in LaBranche & Co. of 84.1%. The Holding Company is the sole limited partner of LaBranche and owns the remaining partnership interest of 15.9%. The Holding Company is also the sole member of LaB Investing, thereby providing the Holding Company with 100.0% ownership in LaBranche. LaBranche operates primarily as a specialist in certain equity securities listed on the New York Stock Exchange, Inc. ("NYSE").

        On August 24, 1999, the Company reorganized from partnership to corporate form and completed its initial public offering. In that offering, the Company sold 10,500,000 shares of common stock and received net proceeds of $134.8 million. Concurrently with the offering, the Company issued $100.0 million aggregate principal amount of Senior Notes.

2.      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
        INFORMATION

        The unaudited interim condensed consolidated financial information as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of March 31, 2000 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2000, as amended. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.      INCOME TAXES

        Prior to its conversion to corporate form, the Company operated as a partnership and generally was not subject to U.S. federal and state income taxes. The earnings of the Company, however, were subject to local unincorporated business taxes. The members of LaB Investing and the limited partners of LaBranche were taxed on their respective proportionate shares of LaBranche's taxable income or loss. Effective with its conversion from partnership to corporate form on August 24, 1999, the Company became subject to U.S. federal, state and local corporate income taxes. The Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation, amortization of intangibles and differences in the accounting and tax basis of certain assets acquired. The Company's effective tax rate for the three months ended March 31, 2000 differs from the federal statutory rate primarily due to non-deductible amortization of intangibles. The components of provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000's omitted):

                                                    Three Months Ended  Three Months Ended
                                                         March 31,           March 31,
                                                           2000                1999
                                                          -------             ------
Current federal, state and local taxes                    $18,634             $ --
Deferred tax provision                                        144               --
Unincorporated business tax                                 1,100              1,400
                                                          -------             ------
         Total provision for income taxes                 $19,878             $1,400
                                                          =======             ======

4.    REGULATORY REQUIREMENTS

      LaBranche, a specialist and member of the NYSE and subsidiary of the Holding Company, is subject to SEC Rule 15c3-1 adopted and administered by the NYSE and the SEC. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

      As of March 31, 2000 and as of December 31, 1999, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $275.7 million and $161.4 million, respectively, and exceeded minimum requirements by $273.0 million and $159.9 million, respectively. LaBranche's aggregate indebtedness to net capital ratio was .15 to 1 and .13 to 1, respectively.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

      As of March 31, 2000 and as of December 31, 1999, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $284.3 million and $93.6 million, respectively, compared to actual net liquid assets, as defined, of $293.1 million and $175.9 million, respectively.

5.    ACQUISITIONS DURING FIRST QUARTER 2000

      Effective March 2, 2000, the Holding Company acquired all the outstanding capital stock of Henderson Brothers, which in turn wholly owns Henderson Brothers, Inc., a specialist on the NYSE, for an aggregate purchase price of approximately $228.4 million. The acquisition was accounted for under the purchase method of accounting. The results of Henderson Brothers' operations have been included in the Company's condensed consolidated financial statements since March 2, 2000. The excess of purchase price over fair value of approximately $204.9 million was allocated to intangible assets with corresponding respective lives as follows:

                                               ORIGINAL
                                                AMOUNT             LIFE
 Specialist Stock List                        $87.7 million     40 years



 Goodwill                                     117.2 million     15 years
                                              ------

                                              $204.9 million
                                              ======

      Effective March 9, 2000, the Holding Company acquired, through a merger, Webco Securities, Inc. ("Webco"), a specialist on the NYSE, for an aggregate purchase price of $11.0 million in cash, $3.0 million in senior promissory notes and 2.8 million shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. The results of the NYSE specialist's operations formerly conducted by Webco have been included in the Company's condensed consolidated financial statements since March 9, 2000. The excess of purchase price over fair value of approximately $28.8 million was allocated to intangible assets with corresponding respective lives as follows:

                                               ORIGINAL
                                                AMOUNT            LIFE
 Specialist Stock List                        $9.8 million      36 years
 Goodwill                                     19.0 million      15 years
                                              -----

                                              $28.8 million
                                              =====

6.    COMMITMENTS

      During February 2000, LaBranche increased and extended its committed line of credit with a U.S. commercial bank from $100.0 million to $200.0 million through February 2, 2001.

      Minimum rental commitments under existing non-cancelable leases for office space and equipment are as follows:

                  YEAR ENDING DECEMBER 31:
                  -----------------------
                           2000                      1,000,756
                           2001                      1,082,358
                           2002                      1,026,650
                           2003                        807,750
                           2004                        807,750
                           Thereafter                3,372,000

      These leases contain escalation clauses providing for increased rentals based upon maintenance and tax increases.

7.    EARNINGS PER SHARE

      Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares. For purposes of determining weighted average shares outstanding for periods prior to the Company's reorganization from partnership to corporate form, the outstanding shares were determined based on the conversion ratio of members' capital to common stock issued to the members upon reorganization.

      The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):

                                                   Three Months       Three Months
                                                       Ended              Ended
                                                  March 31, 2000     March 31, 1999
                                                      -------            -------
Numerator for basic and
  Diluted earnings per share
  - net income                                        $20,555            $ 1,581
Denominator for basic
  Earnings per share -
  Weighted-average number
  of common shares                                     46,552             35,618
    Restricted stock units                                 88               --
                                                      -------            -------
Denominator for diluted
  Earnings per share -
  Weighted-average number
  of common shares                                     46,640             35,618
Basic earnings per share                              $  0.44            $  0.04
Diluted earnings per share                            $  0.44            $  0.04

      Under the treasury stock method of accounting, restricted stock units representing 976,747 shares of common stock and options to purchase an aggregate of 1,200,000 shares of common stock were not included in the calculation of diluted earnings per share due to their antidilutive effect. In addition, restricted stock units representing 87,908 shares of common stock were included in the calculation of diluted earnings per share due to their dilutive effect.

8.    EMPLOYEE STOCK INCENTIVE AWARDS

      On August 18, 1999, restricted stock units with respect to 1,059,000 shares of common stock were granted to employees who were not managing directors with an issue cost of $0 to the employees and a fair market value of $14 per share. In October 1999 and March 2000, respectively, restricted stock units for an additional 3,600 and 2,055 shares of common stock were issued to two different employees with an issue cost of $0 to the employees and a fair market value of $9.50 and $13.69 per share. The restricted stock units, which are subject to continuing service with the Company and other restrictions, will generally vest in three annual installments commencing on the third anniversary of the grant date. Compensation expense is being recognized over the five-year vesting period on a straight-line basis. For the three months ended March 31, 2000, the Company recorded compensation expense and a credit to additional paid-in capital of approximately $746,000 related to these restricted stock units.

9.    ISSUANCE OF SENIOR SUBORDINATED NOTES

         In connection with the acquisitions of Henderson Brothers and Webco, the Holding Company issued $250.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") that bear interest at a rate of 12.0% annually and mature on March 2, 2007. The carrying value of the Notes as of March 31, 2000 was $245.7 million. The discount on the Notes is being amortized as an adjustment to interest expense over the life of the Notes. Debt issuance costs incurred as a result of the Note offering were approximately $6.9 million, which are also being amortized as an adjustment to interest expense over the life of the Notes. Interest expense incurred for the period ended March 31, 2000 was approximately $2.5 million. The indenture covering the Notes includes certain covenants that, among other things, limit the Company's ability to borrow money, pay dividends or repurchase stock, make investments, engage in transactions with stockholders and affiliates, create liens on assets, and sell assets or engage in mergers and consolidations except in accordance with certain specified conditions.

         The Notes also require the Company, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Notes a principal amount equal to the Excess Cash Flow at a price equal to 103% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered a pro rata share based upon his or her ownership percentage of the outstanding Notes. Excess Cash Flow is defined for this purpose as 40% of the amount by which the Company's consolidated EBITDA exceeds the sum of the Company's interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash payments related to acquisitions of NYSE specialists and any cash payments related to the Company's principal payments of certain other indebtedness.

10.   PRO FORMA FINANCIAL INFORMATION

         The following 1999 pro forma consolidated results give effect to the Company's August 1999 reorganization from partnership to corporate form and related transactions, which include the acquisition of LaBranche's limited partnership interests, and the application of the net proceeds from the Company's August 1999 initial public offering and Senior Note offering (the "Reorganization Transactions") as if the Reorganization Transactions occurred as of January 1, 1999. In addition, the 1999 pro forma consolidated results give effect to the acquisition of all the outstanding capital stock of Henderson Brothers, the acquisition of Webco and the issuance of the Notes as if they occurred as of January 1, 1999. The 2000 pro forma consolidated results give effect to the March 2000 acquisitions of Henderson Brothers and Webco and the issuance of the Notes as if they all occurred as of January 1, 2000. The pro forma impact on revenues, pre-tax income and earnings are as follows (000's omitted, except per share data):

                                                 PERIODS ENDED
                                                   MARCH 31,
                                            2000                1999
                                            ----                ----
                                        (PRO-FORMA)          (PRO-FORMA)
 Revenues                                  $91,332             $72,891
 Pre-Tax Income                             34,077              27,437
 Net Income                                 16,317              12,921
 EPS                                        $ 0.34              $ 0.34

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY," "LABRANCHE" OR "WE" SHALL MEAN LABRANCHE & CO INC. AND ITS WHOLLY-OWNED SUBSIDIARIES.

      LABRANCHE'S QUARTERLY AND ANNUAL OPERATING RESULTS ARE AFFECTED BY A WIDE VARIETY OF FACTORS THAT COULD MATERIALLY AND ADVERSELY AFFECT ACTUAL RESULTS,
INCLUDING: A DECREASE IN TRADING VOLUME ON THE NEW YORK STOCK EXCHANGE, VOLATILITY IN THE EQUITY SECURITIES MARKET AND CHANGES IN THE VALUE OF OUR SECURITIES POSITIONS. AS A RESULT OF THESE AND OTHER FACTORS, LABRANCHE MAY EXPERIENCE MATERIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS ON A QUARTERLY OR ANNUAL BASIS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS, AND STOCK PRICE. AN INVESTMENT IN LABRANCHE INVOLVES VARIOUS RISKS, INCLUDING THOSE MENTIONED ABOVE AND THOSE THAT ARE DETAILED FROM TIME TO TIME IN LABRANCHE'S SEC FILINGS.

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

REVENUES

         Our revenues consist primarily of net gains earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist activities. Net gain on principal transactions represents trading gains net of trading losses and transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks. Commissions revenue consists of commissions we earn when acting as agent to match buyers and sellers for limit orders executed by us on behalf of brokers after a specified period of time; we do not earn commissions when we match market orders. Other revenue consists of proprietary trading revenue, an investment in a hedge fund and interest income earned on short-term investments. For the three months ended March 31, 2000, net gain on principal transactions represented 83.1% of our total revenues, commissions revenue represented 11.7% of our total revenues, and other revenues represented 5.2% of our total revenues.

EXPENSES

         Our largest operating expense is compensation and benefits. Employee compensation and benefits primarily consist of salaries and wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid to managing directors, trading professionals and other employees based on our profitability and each employee's overall performance.

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

INCOME TAXES

         As a partnership, we generally were not subject to U.S. federal, state and local income taxes, apart from the 4% New York City unincorporated business tax. As a result of our restructuring to a corporation, we are subject to U.S. federal, state and local income taxes.

ACQUISITIONS DURING THE THREE MONTHS ENDED MARCH 31, 2000

         On March 2, 2000, we completed the acquisition of all the outstanding capital stock of Henderson Brothers for approximately $228.4 million in cash. In addition, on March 9, 2000, we acquired Webco through a merger for 2.8 million shares of our common stock, $11.0 million in cash and senior promissory notes in the aggregate principal amount of $3.0 million bearing interest of 10.0% per annum. These acquisitions were accounted for under the purchase method and the excess of cost over estimated fair value of the net assets acquired of $204.9 million for Henderson Brothers and $28.8 million for Webco was allocated to intangible assets. The results of the specialist operations of each of these acquired companies are included in our consolidated financial statements beginning on the date of completion of its acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

      Total revenues increased 65.3% to $78.7 million for the three months ended March 31, 2000, from $47.6 million for the same period in 1999, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 79.7% to $65.4 million for the three months ended March 31, 2000, from $36.4 million for the same period in 1999. This increase was primarily due to an increase in share volume of our specialist stocks traded on the NYSE. In addition, this increase was due to the Henderson Brothers and Webco acquisitions on March 2, 2000 and March 9, 2000, respectively, as a result of which we became the specialist for 147 additional common stock listings, as well as increased share volume in principal trading in our existing specialist stocks traded on the NYSE. Our share volume as principal increased 100.0% to 4.2 billion shares for the three months ended March 31, 2000, from 2.1 billion shares for the same period in 1999.

      Commissions revenue increased 10.8% to $9.2 million for the three months ended March 31, 2000, from $8.3 million for the same period in 1999. This increase was primarily due to an increase in share volume in which we acted as agent. In addition, this increase was due to the increase in the number of our common stock listings as a result of the Henderson Brothers and Webco acquisitions on March 2, 2000 and March 9, 2000, respectively, and to increased share volume in our existing specialist stocks traded on the NYSE. The share volume executed by us as agent in our specialist stocks increased 22.2% to 1.1 billion shares for the three months ended March 31, 2000, from .9 billion shares for the same period in 1999.

      Other revenue increased 36.7% to $4.1 million for the three months ended March 31, 2000, from $3.0 million for the same period in 1999. This increase was primarily due to an increase in our short-term interest income.

EXPENSES

      Total expenses before managing directors' compensation and limited partners' interest in earnings of subsidiary and provision for income taxes increased 245.0% to $38.3 million for the three months ended March 31, 2000 from $11.1 million for the same period in 1999.

      Employee compensation and related benefits increased 385.1% to $22.8 million for the three months ended March 31, 2000, from $4.7 million for the same period in 1999. This increase was primarily due to the inclusion of managing director salary, incentive-based compensation and related benefits in employee compensation subsequent to our reorganization, and due to the Henderson Brothers and Webco acquisitions that resulted in our employment of 97 additional individuals as of the respective acquisition dates. As a percentage of total revenues, employee compensation increased to 29.0% of total revenues for the three months ended March 31, 2000, from 9.9% of total revenues for the same period in 1999.

      Lease of exchange memberships expense increased 23.8% to $2.6 million for the three months ended March 31, 2000, from $2.1 million for the same period in 1999. This increase was due to the increase in the number of leased memberships from 43 to 46, and was also due to an increase in the average annual leasing cost of the memberships from approximately $192,000 to $276,000 per membership. As a percentage of total revenues, lease of exchange memberships expense decreased to 3.3% for the three months ended March 31, 2000, from 4.4% for the same period in 1999.

      Interest expense increased 481.8% to $6.4 million for the three months ended March 31, 2000, from $1.1 million for the same period in 1999. This increase was primarily due to the issuance of $116.4 million of indebtedness that began accruing interest from the date of our reorganization. In addition, the increase was due to the issuance, in connection with the Henderson Brothers acquisition, of $250.0 million of indebtedness that began accruing interest on March 2, 2000.

      Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE primarily include fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 2.6% or $26,000, for the three months ended March 31, 2000, from the same period in 1999. This increase was relatively flat due to the increase in volume for the period ended March 31, 2000 being offset by large computer programming costs for the same period in 1999.

      Amortization of intangibles expense increased 250.0% to $2.8 million for the three months ended March 31, 2000, from $.8 million for the same period in 1999. Amortization of intangibles increased as a result of the $127.4 of intangible assets recorded as a result of our acquisition of all the limited partner interests in LaBranche & Co. in connection with our reorganization transactions. In addition, the increase was due to the $233.7 million of intangible assets recorded as a result of our acquisition of Henderson Brothers and Webco on March 2, 2000 and March 9, 2000, respectively.

      Other expenses increased 107.7% to $2.7 million for the three months ended March 31, 2000, from $1.3 million for the same period in 1999. This increase was primarily the result of additional fees incurred in connection with the increase and extension of our line-of-credit with a U.S. commercial bank as well as an increase in advertising and promotional costs.

INCOME BEFORE MANAGING DIRECTORS' COMPENSATION, LIMITED PARTNERS' EARNINGS IN INTEREST OF SUBSIDIARY AND PROVISION FOR INCOME TAXES

      Income before managing directors' compensation and limited partners' interest in earnings of subsidiary and before provision for income taxes increased 10.7% to $40.4 million for the three months ended March 31, 2000, from $36.5 million for the same period in 1999. This increase was primarily due to the increase in our total revenues which is offset by the inclusion of managing director's salary and incentive based compensation in the employee compensation and related benefits from the date of our reorganization on August 24, 1999.

INCOME TAXES

      Provision for income taxes increased 1,321.4% to $19.9 million for the three months ended March 31, 2000, from $1.4 million for the same period in 1999, as a result of the federal, state and local income taxes to which we are subject as a result of our reorganization from partnership to corporate form as well as our increased profitability.

LIQUIDITY

         Prior to our initial public offering of common stock and our 9-1/2 % Senior Notes offering, we had financed our business primarily through members' capital and the issuance of subordinated indebtedness. As of March 31, 2000, we had $930.6 million in assets, of which $87.5 million consisted of cash and short-term investments, which primarily consist of commercial paper maturing within thirty days.

         In February 2000, we increased and extended our line-of-credit with a U.S. commercial bank to $200.0 million from $100.0 million. Amounts outstanding under the U.S. commercial bank credit facility are secured by our inventory of specialist stocks and bear interest at U.S. commercial bank's broker loan rate. To date, we have not utilized this facility. The credit facility matures on February 2, 2001.

         As of March 31, 2000, the subordinated debt of LaBranche & Co. totaled $46.5 million (excluding subordinated liabilities related to contributed exchange memberships). Of this amount, $35.0 million represented senior subordinated debt privately placed pursuant to several note purchase agreements. Of this $35.0 million, $20.0 million matures on September 15, 2002 and bears interest at an annual rate of 8.17%, payable on a quarterly basis, and $15.0 million matures on June 3, 2008 and bears interest at an annual rate of 7.69%, payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche & Co. subordinated debt totaling $11.5 million represents junior subordinated debt of LaBranche & Co. placed with former limited partners and members of LaB Investing Co. L.L.C., their family members and current employees. This debt has maturities ranging from the second half of 2000 through the first half of 2001, and bears interest at an annual rate between 8.0% and 10.0%, payable on a quarterly basis. The agreements relating to the junior subordinated debt generally have automatic rollover provisions that extend the maturities for an additional year, unless the lender provides notice at least seven months prior to maturity.

         Concurrently with the initial public offering of our common stock and our 9-1/2 % Senior Notes offering and as part of our reorganization from partnership to corporate form, we acquired all the limited partnership interests in LaBranche & Co. and the entire membership interest in LaB Investing Co. L.L.C. for shares of our common stock, cash in the aggregate amount of $149.2 million and subordinated debt.

         On August 24, 1999 we issued $100.0 million aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 9-1/2 % annually and mature in August 2004. The indenture covering the Senior Notes includes certain covenants that, among other things, limit our ability to borrow money, pay dividends or purchase our stock, make investments, engage in transactions with stockholders and affiliates, create liens on our assets, and sell assets or engage in mergers and consolidations.

         At approximately the same time as our 9-1/2 % Senior Notes offering and the initial public offering of our common stock, we issued a $16.0 million senior note as partial payment for the acquisition of a certain limited partnership interest in LaBranche & Co. The note is payable in three installments of $6.0 million on the first anniversary of issuance, $5.0 million on the second anniversary of issuance and $5.0 million on the third anniversary of issuance, and bears interest at the annual rate of 9-1/2 %. LaBranche & Co. also entered into a $350,000 cash subordinated loan agreement, bearing interest at an annual rate of 8.0%, in connection with the acquisition of a certain limited partner interest.

         On March 2, 2000, we issued $250.0 million aggregate principal amount of Senior Subordinated Notes. These notes bear interest at a rate of 12% annually and mature in March 2007. The indenture covering these notes includes certain covenants that, among other things, limit our ability to borrow money, pay dividends or purchase our stock, make investments, engage in transactions with stockholders and affiliates, create liens on our assets, and sell assets or engage in mergers and consolidations.

         The Senior Subordinated Notes also require the Company, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Notes a principal amount equal to the Excess Cash Flow at a price equal to 103% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his pro rata share based upon his ownership percentage of the outstanding Notes. Excess Cash Flow is defined for this purpose as 40% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness.

         In connection with the Webco acquisition, we issued unsecured senior promissory notes in the aggregate principal amount of $3.0 million to the stockholders of Webco. These notes bear interest at an annual rate of 10%. Of the aggregate principal amount, $500,000 has already been repaid. The remaining $2.5 million is due September 9, 2001 and is subject to set-off for any amounts for which the former stockholders of Webco may be obligated to indemnify us for any breaches of their or Webco's representations, warranties and covenants under the merger agreement between the Company and Webco.

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

         At March 31, 2000, LaBranche & Co. had net capital of $275.7 million, which was $273.0 million in excess of its required net capital of $2.7 million.

         The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As a result of our acquisitions of Henderson Brothers and Webco, our net liquid asset requirement is $284.3 million, which represents the previous combined net liquid assets of the three firms as separate entities. As of March 31, 2000, our actual net liquid assets were approximately $293.1 million.

         Failure to maintain the required net capital and net liquid assets may subject us to suspension or revocation of SEC registration or suspension or expulsion by the NYSE.

         During the quarter ended March 31, 2000, we contributed additional capital to LaBranche & Co. in a net aggregate amount of approximately $306.0 million. Of this amount $267.5 million represented net assets of Henderson Brothers and Webco which we contributed to LaBranche & Co. immediately upon our acquisitions of those firms.

         We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our anticipated working capital, regulatory capital and capital expenditure requirements through the end of 2000.

         Following our acquisition of Henderson Brothers, the clearing operations of Henderson Brothers are operated as a separate subsidiary. As a clearing broker, pursuant to SEC Rule 15c3-1, Henderson Brothers is required to maintain a minimum net capital of $250,000. As of March 31, 2000, Henderson Brothers had net capital of $4.0 million, which was $3.8 million in excess of its required minimum net capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      A majority of our specialist related revenues are derived from trading as principal. We also operate a proprietary trading desk separately from our NYSE specialist operations, which represented 1.8% of our total revenues in the three months ended March 31, 2000 and 3.6% of our total revenues in the same period in 1999. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price declines of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities will result in a reduction of our revenues and operating profits.

      We have developed a risk management process that is intended to balance our ability to profit from our specialist activities with our exposure to potential losses. In addition, we have trading limits relating to our proprietary trading activities.

      Although we have adopted risk management policies, we cannot be sure that these policies have been formulated properly to identify or limit our risks. Even if these policies are formulated properly, we cannot be sure that we will successfully implement these policies. As a result, we may not be able to manage our risks successfully or avoid trading losses.

         PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS.

                  10.1 Stock Purchase Agreement, dated as of December 23, 1999, among the Registrant, Henderson Brothers Holdings, Inc. and the stockholders listed on Schedule A thereto (1)

                  10.2 Amendment to Stock Purchase Agreement, dated as of February 1, 2000, by and among the Registrant, Henderson Brothers Holdings, Inc., and the authorized representatives of the previous listed on Schedule A thereto (1)

                  27       Financial Data Schedule.

                  ----------
                  (1) Previously filed as an exhibit to the company's Report on Form 8-K dated March 2, 2000.

         (b)      REPORTS ON FORM 8-K.

                  (i) On February 8, 2000, we filed a Form 8-K, dated February 4, 2000, with respect to the extension of our line of credit with a U.S. commercial bank, under
                           Item 5 of Form 8-K.
                  (ii) On March 17, 2000, we filed a Form 8-K, dated March 2, 2000, with respect to our acquisition of Henderson Brothers, under Item 2 of Form 8-K.

                All other items of this report are inapplicable.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2000                         LABRANCHE & CO INC.


                                     By: /s/ GEORGE M.L. LABRANCHE, IV
                                           Name:  George M.L. LaBranche, IV
                                           Title: Chief Executive Officer and
                                                  President