Form 10-Q
period 2000-06-30
LABRANCHE & CO INC
filed 2000-08-14
CIK 1089044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

/ /   Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
             For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes /X/              No / /
The number of shares of the registrant's common stock outstanding as of August 7, 2000 was 48,675,352.

LABRANCHE & CO INC.
FORM 10-Q

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION...............................................3

  Item 1. Financial Statements...............................................3

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..........................3

    CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL
    CONDITION................................................................4

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..........................6

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.....................8

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................13

  Item 3. Quantitative and Qualitative Disclosures about Market Risk........21

PART II  OTHER INFORMATION..................................................23

  Item 6. Exhibits and Reports on Form 8-K..................................23

    SIGNATURES..............................................................24

                                EXPLANATORY NOTE

      AS OF JUNE 30, 2000, THE COMPANY COMPLETED A RESTRUCTURING OF ITS SUBSIDIARIES. LAB INVESTING CO. L.L.C., A NEW YORK LIMITED LIABILITY COMPANY OF WHICH THE COMPANY WAS THE SOLE MEMBER ("LAB INVESTING"), WAS MERGED WITH AND INTO LABRANCHE & CO., WITH LABRANCHE & CO. BEING THE SURVIVOR. ON THE DATE THE MERGER WAS EFFECTIVE, LABRANCHE & CO. WAS ALSO CONVERTED INTO A LIMITED LIABILITY COMPANY AND ITS NAME WAS CHANGED TO "LABRANCHE & CO. LLC". AS A RESULT, THE COMPANY IS THE SOLE MEMBER OF LABRANCHE & CO. LLC. HENDERSON BROTHERS HOLDINGS, INC. WAS ALSO DISSOLVED AS OF JUNE 30, 2000 AND, IN DOING SO, DISTRIBUTED ALL OF ITS ASSETS, INCLUDING THE STOCK IN ITS WHOLLY-OWNED SUBSIDIARY, HENDERSON BROTHERS, INC., TO THE COMPANY.

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

                          PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S OMITTED EXCEPT PER SHARE DATA)

                                                           For the Three Months Ended      For the Six Months Ended
                                                                    June 30                         June 30
                                                           --------------------------      -------------------------
                                                              2000            1999            2000           1999
                                                           --------        ----------      ---------       ---------
REVENUES:
       Net gain on principal transactions                  $ 73,323        $ 42,300        $138,714        $ 78,666
       Commissions                                           11,147           9,615          20,332          17,885
       Other                                                  3,154           3,957           7,268           6,942
                                                           --------        --------        --------        --------
                             Total revenues                  87,624          55,872         166,314         103,493

EXPENSES:
       Employee compensation and related benefits            22,969           6,558          45,768          11,299
       Interest                                              11,603           1,096          18,050           2,195
       Depreciation and amortization of intangibles           4,871             846           7,625           1,693
       Lease of exchange memberships                          2,781           2,092           5,338           4,165
       Exchange, clearing and brokerage fees                  1,340             990           2,373           1,997
       Other                                                  2,960           1,467           5,626           2,795
                                                           --------        --------        --------        --------
Total expenses before managing directors'
    compensation and limited partners' interest
    in earnings of subsidiary and provision
    for income taxes                                         46,524          13,049          84,780          24,144
                                                           --------        --------        --------        --------

Income before managing directors' compensation
    and limited partners' interest in earnings of
    subsidiary and provision for income taxes                41,100          42,823          81,534          79,349

MANAGING DIRECTORS' COMPENSATION                                 --          25,114              --          48,214
                                                           --------        --------        --------        --------
Income before limited partners' interest in
    earnings of subsidiary and provision
    for income taxes                                         41,100          17,709          81,534          31,135

LIMITED PARTNERS' INTEREST IN
    EARNINGS OF SUBSIDIARY                                       --          10,609              --          21,054
                                                           --------        --------        --------        --------

Income before provision for income taxes                     41,100           7,100          81,534          10,081
PROVISION FOR INCOME TAXES                                   20,975           2,389          40,853           3,789
                                                           --------        --------        --------        --------
Net income                                                 $ 20,125        $  4,711        $ 40,681        $  6,292
                                                           ========        ========        ========        ========
Diluted weighted average shares outstanding                  48,838          38,617          47,739          37,125
Basic and diluted earnings per share                       $   0.41        $   0.12        $   0.85        $   0.17

                      LABRANCHE & CO INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (000'S OMITTED)


                                                                                         As of
                                                                             --------------------------------
                               ASSETS                                        June 30, 2000  DECEMBER 31, 1999
                                                                             -------------  -----------------
                                                                              (unaudited)

CASH AND CASH EQUIVALENTS                                                    $   67,484     $   83,774

CASH SEGREGATED UNDER FEDERAL REGULATIONS                                         2,985             --

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                  61,800         25,422

RECEIVABLE FROM BROKERS AND DEALERS                                             126,122         37,497

RECEIVABLE FROM CUSTOMERS                                                         1,403             --

SECURITIES OWNED, at market value:
    Corporate equities                                                          325,662        148,563
    United  States Government obligations                                            --          1,471
    Other                                                                         6,474          2,515

EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value                        16,500         20,700

EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $42,900 and $9,200)         50,300          6,300

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
    less accumulated depreciation and amortization of $1,641 and
    $1,250, respectively                                                          2,380          1,355

INTANGIBLE ASSETS, net of accumulated amortization
       Specialist Stock List                                                    188,385         92,789
       Trade Name                                                                26,008         26,340
       Goodwill                                                                 182,465         51,212

OTHER ASSETS                                                                     17,836          7,187
                                                                             ----------     ----------
Total assets                                                                 $1,075,804     $  505,125
                                                                             ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Payable to brokers and dealers                                               $  112,763     $    7,726
Payable to customers                                                              4,115             --
Securities sold, but not yet purchased, at market value                          88,422         36,900
Accounts payable and other accrued expenses                                      56,562         17,538
Income taxes payable                                                             62,810          7,959
                                                                             ----------     ----------
                                                                                324,672         70,123
                                                                             ----------     ----------


LONG TERM DEBT                                                                  361,664        115,822
                                                                             ----------     ----------
SUBORDINATED LIABILITIES
Exchange memberships, at market value                                            16,500         20,700
Other subordinated indebtedness                                                  46,508         46,508
                                                                             ----------     ----------
                                                                                 63,008         67,208
                                                                             ----------     ----------
PREFERRED STOCK, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding                                                         --             --

COMMON STOCK, $.01 par value, 200,000,000 shares authorized;
    48,675,352 and 45,875,000 shares issued and outstanding
    for June 30, 2000 and December 31, 1999 respectively                            487            459

ADDITIONAL PAID-IN-CAPITAL                                                      262,550        228,771
RETAINED EARNINGS                                                                63,423         22,742
                                                                             ----------     ----------
                                                                                326,460        251,972
                                                                             ----------     ----------
Total liabilities and stockholders' equity                                   $1,075,804     $  505,125
                                                                             ==========     ==========








   The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                                                            Six Months Ended
                                                                                     ----------------------------
                                                                                     June 30, 2000  June 30, 1999
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                        $  40,681      $   6,292

   Adjustments to reconcile net income to net cash used in operating activities:
           Depreciation and amortization                                                 8,251          1,887
           Compensation expense related to stock based compensation                      1,495             --
           Undistributed limited partners interest in earnings of subsidiary                --         (2,148)
           Deferred tax provision                                                           72             --
   Change in assets and liabilities:
           Securities purchased under agreements to resell                             (36,378)       (14,200)
           Receivable from brokers and dealers                                         (88,626)       (60,659)
           Receivable from customers                                                    (1,403)            --
           Corporate equities                                                         (177,099)         8,747
           United States Government obligations                                          1,471             32
           Other securities owned                                                       (3,959)            --
           Other assets                                                                (10,649)          (873)
           Payable to brokers and dealers                                              105,037           (545)
           Payable to customers                                                          4,115             --
           Securities sold, but not yet purchased                                       51,522         22,682
           Accounts payable and other accrued expenses                                  39,024         22,392
           Income taxes payable                                                         (7,026)            --
                                                                                     ---------      ---------
                     Net cash used in operating activities                             (73,472)       (15,853)
                                                                                     ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash received from Webco acquisition                                              8,370             --
   Net cash paid for Henderson acquisition                                            (192,734)            --

   Payments for office equipment and leasehold improvements                             (1,162)           (74)
                                                                                     ---------      ---------

                     Net cash used in investing activities                            (185,526)           (74)
                                                                                     ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash received from issuance of senior subordinated debt                         245,693          1,784
   Proceeds from contributions of capital                                                   --         18,096
   Payments for distributions of capital                                                    --         (5,912)
                                                                                     ---------      ---------
                     Net cash provided by financing activities                                         13,968
                                                                                       245,693      ---------
                     (Decrease) in cash and cash equivalents                           (13,305)        (1,959)
                                                                                     ---------      ---------

CASH AND CASH EQUIVALENTS, beginning of period                                          83,774          4,722
CASH AND CASH EQUIVALENTS, end of the period                                         $  70,469      $   2,763
                                                                                     =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

   Interest                                                                          $   6,478      $   6,344
   Income taxes                                                                         48,538          5,339

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Acquisitions:
           Intangibles assets
           Fair value of tangible assets acquired, other than cash                   $ 171,936      $      --
           Deferred tax liabilities related to intangible assets                        33,863             --
           Common stock issuance                                                        61,774             --
   Increase in additional paid in capital related to stock based compensation           32,312             --
                                                                                         1,495             --




















   The accompanying notes are an integral part of these condensed consolidated statements

                      LABRANCHE & CO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

      The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), and Henderson Brothers, Inc., a Delaware corporation ("Henderson Brothers" and, collectively with the Holding Company and LaBranche, the "Company"). The Holding Company is the sole member of LaBranche and 100% owner of Henderson Brothers. LaBranche is a registered broker-dealer and operates primarily as a specialist in certain equity securities listed on the New York Stock Exchange, Inc. ("NYSE").

      On August 24, 1999, the Company reorganized from partnership to corporate form and completed its initial public offering. In that offering, the Company sold 10,500,000 shares of common stock and received net proceeds of $134.8 million. Concurrently with the offering, the Company issued $100.0 million aggregate principal amount of Senior Notes.

      Effective March 2, 2000, the Holding Company acquired all the outstanding capital stock of Henderson Brothers Holdings, Inc., which in turn wholly owned Henderson Brothers, Inc., for an aggregate purchase price of approximately $228.4 million. In addition, effective March 9, 2000, the Holding Company acquired, through a merger, Webco Securities, Inc. ("Webco"), a specialist on the NYSE, for an aggregate purchase price of $11.0 million in cash, $3.0 million in senior promissory notes and 2.8 million shares of the Company's common stock. In connection with the acquisitions of Henderson Brothers Holdings, Inc. and Webco, the Holding Company issued $250.0 million aggregate principal amount of Senior Subordinated Notes that bear interest at a rate of 12.0% annually and mature on March 2, 2007.

      As of June 30, 2000, the Company completed a reorganization of its subsidiaries. Lab Investing Co. L.L.C., a New York limited liability company of which the Holding Company was the sole member ("LaB Investing"), was merged with and into LaBranche & Co., with LaBranche & Co. being the survivor. On the date the merger was effective, LaBranche & Co. was also converted into a limited liability company, of which the Holding Company is the sole member, and changed its name to LaBranche & Co. LLC. Henderson Brothers Holdings, Inc. was also dissolved and in doing so distributed all of its assets, including the stock in its wholly-owned subsidiary, Henderson Brothers, Inc., to the Holding Company. The reorganization of entities under common control was accounted for on the historical basis of accounting, and accordingly did not affect the carrying value of assets, liabilities and stockholders' equity.

2.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
      INFORMATION

      The unaudited interim condensed consolidated financial information as of June 30, 2000 and for the three months ended June 30, 2000 and 1999 are presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of June 30, 2000 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2000, as amended, and also the interim condensed financial information as of March 31, 2000 included in the Company's Form 10-Q. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.    INCOME TAXES

      Prior to its conversion to corporate form, the Company operated as a partnership and generally was not subject to U.S. federal and state income taxes. The earnings of the Company, however, were subject to local unincorporated business taxes. The members of LaB Investing and the limited partners of LaBranche were taxed on their respective proportionate shares of LaBranche's taxable income or loss. Effective with its conversion from partnership to corporate form on August 24, 1999, the Company became subject to U.S. federal, state and local corporate income taxes. The Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation, amortization of intangibles and differences in the accounting and tax basis of certain assets acquired. The Company's effective tax rate for the three months ended June 30, 2000 differs from the federal statutory rate primarily due to non-deductible amortization of intangibles. The components of provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000's omitted):


                                            Three Months Ended  Three Months Ended  Six Months Ended  Six Months Ended
                                              June 30, 2000       June 30, 1999      June 30, 2000     June 30, 1999
                                            ------------------  ------------------  ----------------  ----------------
Current federal, state and local taxes          $ 20,831           $     --          $ 39,456          $     --
Deferred tax (benefit)/provision                     (81)                --                72                --
Unincorporated business tax                          225              2,389             1,325             3,789
                                                ========           ========          ========          ========
      Total provision for income taxes          $ 20,975           $  2,389          $ 40,853          $  3,789
                                                ========           ========          ========          ========

4.    REGULATORY REQUIREMENTS

      LaBranche, a specialist and member of the NYSE and subsidiary of the Holding Company, is subject to SEC Rule 15c3-1 adopted and administered by the NYSE and the SEC. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

      As of June 30, 2000 and as of December 31, 1999, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $284.7 million and $161.4 million, respectively, and exceeded minimum requirements by $282.2 million and $159.9 million, respectively. LaBranche's aggregate indebtedness to net capital ratio as of June 30, 2000 and December 31, 1999 was .13 to 1 and .13 to 1, respectively.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

      As of June 30, 2000 and December 31, 1999, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $284.3 million and $93.6 million, respectively, compared to actual net liquid assets, as defined, of $325.5 million and $175.9 million, respectively.


5.    COMMITMENTS

      Minimum rental commitments under existing non-cancelable leases for office space and equipment are as follows:

              YEAR ENDING DECEMBER 31:
                        2000             $1,000,756
                        2001              1,082,358
                        2002              1,026,650
                        2003                807,750
                        2004                807,750
                     Thereafter           2,687,020

      These leases contain escalation clauses providing for increased rentals based upon maintenance and tax increases.

6.    SUBORDINATED LIABILTITES

      LaBranche is a party to subordinated loan agreements under which it has indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at various annual rates. Six of the agreements, representing $4,173,000, mature within the last six months of 2000, seven agreements, representing $3,385,000, mature within the first six months of 2001 and five agreements, representing $2,650,000, mature within the last six months of 2001.

These agreements all have automatic rollover provisions, and the scheduled maturity date of each agreement will be extended an additional year, unless the lender gives LaBranche seven months' advance notice that the maturity date will not be extended. Two of the holders representing $850,000 of subordinated loan agreements maturing in November 2000 have notified LaBranche that the scheduled maturity date will not be extended. In addition, five holders representing $3,723,000 of subordinated loan agreements maturing December 2000 and January 2001 have notified LaBranche that the scheduled maturity date will not be extended.

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

      The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):


                                   Three Months   Three Months       Six Months      Six Months
                                      Ended           Ended            Ended           Ended
                                  June 30, 2000   June 30, 1999    June 30, 2000   June 30, 1999
                                  -------------   -------------    -------------   -------------
Numerator for basic and
  Diluted earnings per share
  - net income                      $20,126          $ 4,711          $40,681          $ 6,292
Denominator for basic
  Earnings per share -
  Weighted-average number
  of common shares                   48,675           38,617           47,614           37,125
    Restricted stock units              163               --              125               --
                                    -------          -------          -------          -------
Denominator for diluted
  Earnings per share -
  Weighted-average number
  of common shares                   48,838           38,617           47,739           37,125
Basic earnings per share            $  0.41          $  0.12          $  0.85          $  0.17

Diluted earnings per share          $  0.41          $  0.12          $  0.85          $  0.17

        Under the treasury stock method of accounting, restricted stock units representing 902,403 and 939,575 shares of common stock and options to purchase an aggregate of 1,200,000 shares of common stock were not included in the calculation of diluted earnings per share for the three months ended and the six months ended June 30, 2000, respectively, due to their antidilutive effect.

8.      PRO FORMA FINANCIAL INFORMATION

        The following 1999 pro forma consolidated results give effect to the Company's August 1999 reorganization from partnership to corporate form and related transactions, which include the acquisition of LaBranche's limited partnership interests, and the application of the net proceeds from the Company's August 1999 initial public offering and Senior Note offering (the "Reorganization Transactions") as if the Reorganization Transactions occurred as of January 1, 1999. In addition, the 1999 pro forma consolidated results give effect to the acquisition of all the outstanding capital stock of Henderson Brothers, the acquisition of Webco Securities and the issuance of the Senior Subordinated Notes as if they occurred as of January 1, 1999. The 2000 pro forma consolidated results give effect to the March 2000 acquisitions of Henderson Brothers and Webco Securities and the issuance of the Senior Subordinated Notes as if they all occurred as of January 1, 2000. The pro forma impact on revenues, pre-tax income and earnings are as follows (000's omitted, except per share data):

                                               FOR THE SIX MONTHS ENDED
                                                       JUNE 30,
                                               -------------------------
                                               2000               1999
                                               ----               ----
                                           (PRO-FORMA)         (PRO-FORMA)

 Revenues                                   $ 178,956          $128,762
 Pre-Tax Income                                70,377            51,253
 Net Income                                    33,602            23,942
 EPS                                        $    0.69          $   0.60

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

REVENUES

        Our revenues consist primarily of net gains earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist activities. Net gain on principal transactions represents trading gains net of trading losses and transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks. Commissions revenue consists of commissions we earn when acting as agent to match buyers and sellers for limit orders executed by us on behalf of brokers after a specified period of time; we do not earn commissions when we match market orders. Other revenue consists of proprietary trading revenue, an investment in a hedge fund and interest income earned on short-term investments. For the three months ended June 30, 2000, net gain on principal transactions represented 83.7% of our total revenues, commissions revenue represented 12.7% of our total revenues, and other revenues represented 3.6% of our total revenues. For the six months ended June 30, 2000, net gain on principal transactions represented 83.4% of our total revenues, commissions revenue represented 12.2% of our total revenues, and other revenues represented 4.4% of our total revenues.

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

ACQUISITIONS DURING THE SIX MONTHS ENDED JUNE 30, 2000

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

REVENUES

        Total revenues increased 56.7% to $87.6 million for the three months ended June 30, 2000, from $55.9 million for the same period in 1999, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 73.3% to

$73.3 million for the three months ended June 30, 2000, from $42.3 million for the same period in 1999. This increase was primarily due to the Henderson Brothers and Webco acquisitions, as a result of which we became the specialist for 147 additional common stock listings, as well as increased share volume in principal trading in our existing specialist stocks traded on the NYSE. Our share volume as principal increased 95.7% to 4.5 billion shares for the three months ended June 30, 2000, from 2.3 billion shares for the same period in 1999.

        Commissions revenue increased 15.6% to $11.1 million for the three months ended June 30, 2000, from $9.6 million for the same period in 1999. This increase was primarily due to the increase in the number of our common stock listings as a result of the Henderson Brothers and Webco acquisitions, and to increased share volume in our existing specialist stocks traded on the NYSE in which we acted as agent. The share volume executed by us as agent in our specialist stocks increased 50.0% to 1.5 billion shares for the three months ended June 30, 2000, from 1.0 billion shares for the same period in 1999.

        Other revenue decreased 20.0% to $3.2 million for the three months ended June 30, 2000, from $4.0 million for the same period in 1999. This decrease was primarily due to a decrease in our proprietary trading revenues.

EXPENSES

        Total expenses before managing directors' compensation and limited partners' interest in earnings of subsidiary and provision for income taxes increased 257.7% to $46.5 million for the three months ended June 30, 2000 from $13.0 million for the same period in 1999. This increase is primarily due to the inclusion of managing director salary, incentive-based compensation and related benefits in employee compensation subsequent to our reorganization on August 24, 1999.

        Employee compensation and related benefits increased 248.5% to $23.0 million for the three months ended June 30, 2000, from $6.6 million for the same period in 1999. This increase was primarily due to the inclusion of managing director salary, incentive-based compensation and related benefits in employee compensation subsequent to our reorganization, and due to the Henderson Brothers and Webco acquisitions that resulted in our employment of 97 additional individuals. As a percentage of total revenues, employee compensation increased to 26.2% of total revenues for the three months ended June 30, 2000, from 11.7% of total revenues for the same period in 1999.

        Interest expense increased 954.5% to $11.6 million for the three months ended June 30, 2000, from $1.1 million for the same period in 1999. This increase was primarily due to the issuance, in connection with the Henderson Brothers and Webco acquisitions, of $250.0 million of indebtedness that began accruing interest on March 2, 2000. In addition, the increase was due to the issuance of $116.4 million of indebtedness in connection with our reorganization that began accruing interest from August 24, 1999. As a percentage of total revenues, interest increased to 13.2% of total revenues for the three months ended June 30, 2000, from 2.0% of total revenues for the same period in 1999.

        Depreciation and amortization of intangibles expense increased 512.5% to $4.9 million for the three months ended June 30, 2000, from $.8 million for the same period in 1999. Amortization of intangibles increased as a result of the $233.7 million of intangible assets recorded as a result of our acquisitions of Henderson Brothers and Webco on March 2, 2000 and March 9, 2000, respectively. In addition, the increase was due to the $127.4 of intangible assets recorded as a result of our acquisition of all the limited partner interests in LaBranche & Co. in connection with our reorganization transactions. As a percentage of total revenues, depreciation and amortization of intangibles increased to 5.6% of total revenues for the three months ended June 30, 2000, from 1.5% of total revenues for the same period in 1999.

        Lease of exchange memberships expense increased 33.3% to $2.8 million for the three months ended June 30, 2000, from $2.1 million for the same period in 1999. This increase was due to the increase in the number of leased memberships from 44 to 48, and was also due to an increase in the average annual leasing cost of the memberships from approximately $192,000 to $276,000 per membership.

        Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE primarily include fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 30.0% to $1.3 million for the three months ended June 30, 2000, from 1.0 million the same period in 1999. This increase was primarily due to the increased trading volumes as a result of the Henderson Brothers and Webco acquisitions.

        Other expenses increased 100.0% to $3.0 million for the three months ended June 30, 2000, from $1.5 million for the same period in 1999. This increase was primarily the result of an increase in advertising and promotional costs as well as increased charitable contributions.

INCOME BEFORE MANAGING DIRECTORS' COMPENSATION, LIMITED PARTNERS' EARNINGS IN INTEREST OF SUBSIDIARY AND PROVISION FOR INCOME TAXES

        Income before managing directors' compensation and limited partners' interest in earnings of subsidiary and before provision for income taxes decreased 4.2% to $41.0 million for the three months ended June 30, 2000, from $42.8 million for the same period in 1999. This decrease was primarily due to the inclusion of managing director's salary and incentive based compensation in the employee compensation and related benefits.

INCOME TAXES

        Provision for income taxes increased 775.0% to $21.0 million for the three months ended June 30, 2000, from $2.4 million for the same period in 1999, as a result of the federal, state and local income taxes to which we are subject as a result of our reorganization from partnership to corporate form as well as our increased profitability.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

REVENUES

        Total revenues increased 60.7% to $166.3 million for the six months ended June 30, 2000, from $103.5 million for the same period in 1999, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 76.2% to $138.7 million for the six months ended June 30, 2000, from $78.7 million for the same period in 1999. This increase was primarily due to the Henderson Brothers and Webco acquisitions on March 2, 2000 and March 9, 2000, respectively, as a result of which we became the specialist for 147 additional common stock listings, as well as increased share volume in principal trading in our existing specialist stocks traded on the NYSE. Our share volume as principal increased 97.7% to 8.7 billion shares for the six months ended June 30, 2000, from 4.4 billion shares for the same period in 1999.

        Commissions revenue increased 13.4% to $20.3 million for the six months ended June 30, 2000, from $17.9 million for the same period in 1999. This increase was primarily due to the increase in the number of our common stock listings as a result of the Henderson Brothers and Webco acquisitions on March 2, 2000 and March 9, 2000, respectively, and to increased share volume in our existing specialist stocks traded on the NYSE in which we acted as agent. The share volume executed by us as agent in our specialist stocks increased 30.0% to
2.6 billion shares for the six months ended June 30, 2000, from 2.0 billion shares for the same period in 1999.

        Other revenue increased 5.8% to $7.3 million for the six months ended June 30, 2000, from $6.9 million for the same period in 1999. This increase was primarily due to an increase in our interest income, which was also offset by a decrease in our proprietary trading revenues.

EXPENSES

        Total expenses before managing directors' compensation and limited partners' interest in earnings of subsidiary and provision for income taxes increased 251.9% to $84.8 million for the six months ended June 30, 2000 from $24.1 million for the same period in 1999.

        Employee compensation and related benefits increased 305.3% to $45.8 million for the six months ended June 30, 2000, from $11.3 million for the same period in 1999. This increase was primarily due to the inclusion of managing director salary, incentive-based compensation and related benefits in employee compensation subsequent to our reorganization, and due to the Henderson Brothers and Webco acquisitions that resulted in our employment of 97 additional individuals as of the respective acquisition dates. As a percentage of total revenues, employee compensation increased to 27.5% of total revenues for the six months ended June 30, 2000, from 10.9% of total revenues for the same period in 1999.

        Interest expense increased 722.7% to $18.1 million for the six months ended June 30, 2000, from $2.2 million for the same period in 1999. This increase was primarily due to the issuance, in connection with the Henderson Brothers and Webco acquisitions, of $250.0 million of indebtedness that began accruing interest on March 2, 2000. In addition, the increase was due to the issuance of $116.4 million of indebtedness in connection with our reorganization that began accruing interest from August 24, 1999. As a percentage of total revenues, interest increased to 10.9% of total revenues for the six months ended June 30, 2000, from 2.1% of total revenues for the same period in 1999.

        Depreciation and amortization of intangibles expense increased 347.1% to $7.6 million for the six months ended June 30, 2000, from $1.7 million for the same period in 1999. Amortization of intangibles increased as a result of the $233.7 million of intangible assets recorded as a result of our acquisition of Henderson Brothers and Webco. In addition, the increase was due to the $127.4 of intangible assets recorded as a result of our acquisition of all the limited partner interests in LaBranche & Co. in connection with our reorganization transactions. As a percentage of total revenues, depreciation and amortization of intangibles increased to 4.6% of total revenues for the six months ended June 30, 2000, from 1.6% of total revenues for the same period in 1999.

        Lease of exchange memberships expense increased 26.2% to $5.3 million for the six months ended June 30, 2000, from $4.2 million for the same period in 1999. This increase was due to the increase in the number of leased memberships from 44 to 48, and was also due to an increase in the average annual leasing cost of the memberships from approximately $192,000 to $276,000 per membership.

        Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE primarily include fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 20.0% to $2.4 million for the six months ended June 30, 2000, from 2.0 million the same period in 1999. This increase was primarily due to the increased trading volumes as a result of the Henderson Brothers and Webco acquisitions.

        Other expenses increased 100.0% to $5.6 million for the six months ended June 30, 2000, from $2.8 million for the same period in 1999. This increase was primarily the result of additional fees incurred in connection with the increase and extension of our line-of-credit with a U.S. commercial bank, increased charitable contributions, as well as an increase in advertising and promotional costs.

INCOME BEFORE MANAGING DIRECTORS' COMPENSATION, LIMITED PARTNERS' EARNINGS IN INTEREST OF SUBSIDIARY AND PROVISION FOR INCOME TAXES

        Income before managing directors' compensation and limited partners' interest in earnings of subsidiary and before provision for income taxes increased 2.8% to $81.5 million for the six months ended June 30, 2000, from $79.3 million for the same period in 1999. This increase was primarily due to the Henderson Brothers and Webco acquisitions.

INCOME TAXES

        Provision for income taxes increased 976.3% to $40.9 million for the six months ended June 30, 2000, from $3.8 million for the same period in 1999, as a result of the federal, state and local income taxes to which we are subject as a result of our reorganization from partnership to corporate form as well as our increased profitability.



LIQUIDITY

        Prior to our initial public offering of common stock and our 9-1/2 % Senior Notes offering, we had financed our business primarily through members' capital and the issuance of subordinated indebtedness. As of June 30, 2000, we had $1,075.8 million in assets, of which $129.3 million consisted of cash and short-term investments, which primarily consist of commercial paper maturing within thirty days and overnight repurchase agreements.

        We currently have a line-of-credit with a U.S. commercial bank for $200.0 million. Amounts outstanding under the U.S. commercial bank credit facility are secured by our inventory of specialist stocks and bear interest at the U.S. commercial bank's broker loan rate. To date, we have not utilized this facility. The credit facility matures on February 2, 2001.

        As of June 30, 2000, the subordinated debt of LaBranche & Co. totaled $46.5 million (excluding subordinated liabilities related to contributed exchange memberships). Of this amount, $35.0 million represented senior subordinated debt privately placed pursuant to several note purchase agreements. Of this $35.0 million, $20.0 million matures on September 15, 2002 and bears interest at an annual rate of 8.17%, payable on a quarterly basis, and $15.0 million matures on June 3, 2008 and bears interest at an annual rate of 7.69%, payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche & Co. Subordinated liabilities totaling $11.5 million represents junior subordinated indebtedness of LaBranche & Co. placed with former limited partners and members of LaB Investing Co. L.L.C., their family members and current employees. This debt has maturities ranging from the second half of 2000 through the second half of 2001, and bears interest at an annual rate between 8.0% and 10.0%, payable on a quarterly basis. The agreements relating to the junior subordinated debt generally have automatic rollover provisions that extend the maturities for an additional year, unless the lender provides notice at least seven months prior to maturity.

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

        On August 24, 1999, we issued $100.0 million aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 9-1/2 % annually and mature in August 2004. The indenture covering the Senior Notes includes certain covenants that, among other things, limit our ability to borrow money, pay dividends or purchase our stock, make investments, engage in transactions with stockholders and affiliates, create liens on our assets, and sell assets or engage in mergers and consolidations.

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

        In connection with our acquisitions of Henderson Brothers and Webco, we issued $250.0 million aggregate principal amount of the Senior Subordinated Notes on March 2, 2000. These notes bear interest at a rate of 12% annually and mature in March 2007. The indenture covering these notes includes certain covenants that, among other things, limit our ability to borrow money, pay dividends or purchase our stock, make investments, engage in transactions with stockholders and affiliates, create liens on our assets, and sell assets or engage in mergers and consolidations.

        The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Notes a principal amount equal to the Excess Cash Flow at a price equal to 103% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his pro rata share based upon his ownership percentage of the outstanding Notes. Excess Cash Flow is defined for this purpose as 40% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness.

        In connection with the Webco acquisition, we issued unsecured senior promissory notes in the aggregate principal amount of $3.0 million to the stockholders of Webco. These notes bear interest at an annual rate of 10%. Of the aggregate principal amount, $500,000 has already been repaid. The remaining $2.5 million is due September 9, 2001 and is subject to set-off for any amounts for which the former stockholders of Webco may be obligated to indemnify us for any breaches of their or Webco's representations, warranties and covenants under the merger agreement withWebco.

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

        At June 30, 2000, LaBranche & Co. had net capital of $284.7 million, which was $282.2 million in excess of its required net capital of $2.5 million.

        The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As a result of our acquisitions of Henderson Brothers and Webco, our net liquid asset requirement is $284.3 million, which represents the previous combined net liquid assets of the three firms as separate entities. As of June 30, 2000, our actual net liquid assets were approximately $325.5 million.

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

        Following our acquisition of Henderson Brothers, the clearing operations of Henderson Brothers are operated as a separate subsidiary. As a clearing broker, pursuant to SEC Rule 15c3-1, Henderson Brothers is required to maintain a minimum net capital of $250,000. As of June 30, 2000, Henderson Brothers had net capital of $6.2 million, which was $6.0 million in excess of its required minimum net capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        A majority of our specialist related revenues are derived from trading as principal. We also operate a proprietary trading desk separately from our NYSE specialist operations, which represented .2% of our total revenues in the six months ended June 30, 2000 and 4.6% of our total revenues in the same period in 1999. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price declines of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities will result in a reduction of our revenues and operating profits.

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

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)     EXHIBITS.

         10.1 Stock Purchase Agreement, dated as of December 23, 1999, among the Registrant, Henderson Brothers Holdings, Inc. and the stockholders listed on Schedule A thereto(1)

         10.2 Amendment to Stock Purchase Agreement, dated as of February 1, 2000, by and among the Registrant, Henderson Brothers Holdings, Inc., and the authorized representatives of the previous listed on Schedule A thereto(1)

          27      Financial Data Schedule.

    (b)     REPORTS ON FORM 8-K.

          (i) On May 17, 2000, we filed a Form 8-K/A, dated March 2, 2000, with respect to our acquisition of Henderson Brothers, under
                  Item 2 of Form 8-K in order to include the financial statements of Henderson Brothers and modify our pro forma condensed consolidated financial information in order to give effect to the Henderson Brothers acquisitions.

                All other items of this report are inapplicable.



----------
(1) Previously filed as an exhibit to the company's Report on Form 8-K dated March 2, 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



August 14, 2000                                  LABRANCHE & CO INC.


                                                 By:    /s/ Harvey Traison
                                                        ------------------
                                                 Name:  Harvey Traison
                                                 Title: Chief Financial Officer