Form 10-Q
period 2000-09-30
LABRANCHE & CO INC
filed 2000-11-14
CIK 1089044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]              No [   ]
The number of shares of the registrant's common stock outstanding as of October 30, 2000 was 48,975,352.

LABRANCHE & CO INC.
FORM 10-Q

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION...................................................4

   Item 1.   Financial Statements....................................................4

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.................................4

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION........................5

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................7

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................9

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..............................................14

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.............22

PART II      OTHER INFORMATION......................................................24

   Item 6.   Exhibits and Reports on Form 8-K.......................................24

     SIGNATURES.....................................................................25

Explanatory Note

         AS OF JUNE 30, 2000, THE COMPANY COMPLETED A RESTRUCTURING OF ITS SUBSIDIARIES. LaB INVESTING CO. L.L.C. ("LaB INVESTING"), A NEW YORK LIMITED LIABILITY COMPANY, OF WHICH THE COMPANY WAS THE SOLE MEMBER, WAS MERGED WITH AND INTO LABRANCHE & CO., A NEW YORK LIMITED PARTNERSHIP OF WHICH THE COMPANY WAS THE SOLE LIMITED PARTNER AND LAB INVESTING WAS THE SOLE GENERAL PARTNER. LABRANCHE & CO. WAS THE SURVIVOR OF SUCH MERGER. ON THE DATE THE MERGER WAS EFFECTIVE, LABRANCHE & CO. WAS ALSO CONVERTED INTO A LIMITED LIABILITY COMPANY AND ITS NAME WAS CHANGED TO "LABRANCHE & CO. LLC". AS A RESULT, THE COMPANY IS THE SOLE MEMBER OF LABRANCHE & CO. LLC. HENDERSON BROTHERS HOLDINGS, INC. WAS DISSOLVED AS OF JUNE 30, 2000 AND, IN DOING SO, DISTRIBUTED ALL OF ITS ASSETS, INCLUDING THE STOCK IN ITS WHOLLY-OWNED SUBSIDIARY, HENDERSON BROTHERS, INC., TO THE COMPANY.

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                           LABRANCHE & CO INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)
                                           (000'S OMITTED EXCEPT PER SHARE DATA)

                                                                      For the Three Months Ended         For the Nine Months Ended
                                                                              September 30                       September 30
                                                                ---------------------------------     ----------------------------
                                                                      2000               1999                2000             1999
                                                                ---------------     -------------     ------------   -------------
REVENUES:
         Net gain on principal transactions                         $    64,460        $   30,862      $   203,174      $  109,528
         Commissions                                                     12,035             8,777           32,367          26,662
         Other                                                            4,727             2,003           11,995           8,945
                                                                ---------------     -------------     ------------   -------------
                                   Total revenues                        81,222            41,642          247,536         145,135
                                                                ---------------     -------------     ------------   -------------
EXPENSES:
         Employee compensation and related benefits                      18,667             7,743           64,435          19,042
         Interest                                                        11,860             2,319           29,910           4,515
         Depreciation and amortization of intangibles                     4,779             1,212           12,404           2,905
         Lease of exchange memberships                                    2,789             2,121            8,127           6,286
         Exchange, clearing and brokerage fees                            1,258               879            3,631           2,876
         Other                                                            3,010             1,806            8,636           4,600
                                                                ---------------     -------------     ------------   -------------
Total expenses before managing directors' compensation and
     limited partners' interest in earnings of subsidiary and
     provision for income taxes                                          42,363            16,080          127,143          40,224
                                                                ---------------     -------------     ------------   -------------

Income before managing directors' compensation
     and limited partners' interest in earnings of subsidiary
     and provision for income taxes                                      38,859            25,562          120,393         104,911

MANAGING DIRECTORS' COMPENSATION                                             --             7,977               --          56,191
                                                                ---------------     -------------     ------------   -------------
Income before limited partners' interest in earnings of
     subsidiary and provision for income taxes                           38,859            17,585          120,393          48,720

LIMITED PARTNERS' INTEREST IN
     EARNINGS OF SUBSIDIARY                                                  --             4,290               --          25,344
                                                                ---------------     -------------     ------------   -------------

Income before provision for income taxes                                 38,859            13,295          120,393          23,376

PROVISION FOR INCOME TAXES                                               19,911             6,124           60,764           9,913
                                                                ---------------     -------------     ------------   -------------
Net income                                                          $    18,948        $    7,171      $    59,629      $   13,463
                                                                ===============     =============     ============   =============
Weighted average common shares outstanding:
         Basic                                                           48,675            41,536           47,970          38,612
         Diluted                                                         49,331            41,536           48,272          38,612

Earnings per share:
         Basic                                                      $      0.39        $     0.17      $      1.24      $     0.35
         Diluted                                                           0.38              0.17             1.24            0.35



                   The accompanying notes are an integral part of these condensed consolidated statements.

                                           LABRANCHE & CO INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                      (000'S OMITTED)

                                                                                                       As of
                                                                                       -------------------------------------
                                       ASSETS                                          SEPTEMBER 30, 2000  DECEMBER 31, 1999
                                                                                       ------------------  -----------------
                                                                                         (unaudited)
CASH AND CASH EQUIVALENTS                                                                  $   67,927          $     83,774

CASH SEGREGATED UNDER FEDERAL REGULATIONS                                                       2,537                     --

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                               156,709                25,422

RECEIVABLE FROM BROKERS AND DEALERS                                                            82,510                37,497

RECEIVABLE FROM CUSTOMERS                                                                       1,274                     --

SECURITIES OWNED, at market value:
     Corporate equities                                                                       131,127               148,563
     United States Government obligations                                                          --                 1,471
     Other                                                                                      4,538                 2,515

EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value                                      19,800                20,700

EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $42,900 and $9,200)                       50,300                 6,300

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $1,776 and $1,250,                       2,779                 1,355
     respectively

INTANGIBLE ASSETS, net of accumulated amortization
         Specialist Stock List                                                                187,184                92,789
         Trade Name                                                                            25,842                26,340
         Goodwill                                                                             179,228                51,212

OTHER ASSETS                                                                                   20,458                 7,187
                                                                                      ---------------     -----------------

Total assets                                                                               $  932,213          $    505,125
                                                                                      ===============     =================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Payable to brokers and dealers                                                             $    2,071          $      7,726
Payable to customers                                                                            3,767                    --
Securities sold, but not yet purchased, at market value                                        49,706                36,900
Accounts payable and other accrued expenses                                                    43,894                17,538
Income taxes payable                                                                            2,666                 7,959
Deferred tax liabilities                                                                       61,788                    --
                                                                                      ---------------     -----------------
                                                                                              163,892                70,123
                                                                                      ---------------     -----------------

                                           LABRANCHE & CO INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                      (000'S OMITTED)
                                                       (continue)

                                                                                                       As of
                                                                                       -------------------------------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY                           September 30, 2000  December 31, 1999
                                                                                       ------------------  -----------------
                                                                                         (unaudited)


LONG TERM DEBT                                                                                355,775               115,822
                                                                                      ---------------     -----------------
SUBORDINATED LIABILITIES
Exchange memberships, at market value                                                          19,800                20,700
Other subordinated indebtedness                                                                46,508                46,508
                                                                                      ---------------     -----------------
                                                                                               66,308                67,208
                                                                                      ---------------     -----------------
PREFERRED STOCK, $.01 par value, 10,000,000 shares authorized;
None issued and outstanding                                                                        --                    --

COMMON STOCK, $.01 par value, 200,000,000 shares authorized;
     48,975,352 and 45,875,000 shares issued and outstanding for September 30, 2000
     and December 31, 1999 respectively                                                           490                   459

ADDITIONAL PAID-IN-CAPITAL                                                                    271,498               228,771
RETAINED EARNINGS                                                                              82,371                22,742
UNEARNED COMPENSATION                                                                          (8,121)                   --
                                                                                      ---------------     -----------------
                                                                                              346,238               251,972
                                                                                      ---------------     -----------------

Total liabilities and stockholders' equity                                                 $  932,213          $    505,125
                                                                                      ===============     =================






                      The accompanying notes are an integral part of these condensed consolidated statements.

                                           LABRANCHE & CO INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                      (000'S OMITTED)
                                                                                                Nine Months Ended
                                                                                   ---------------------------------------------
                                                                                    September 30, 2000        September 30, 1999
                                                                                   ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                          $      59,629            $    13,463

   Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                                        13,439                  3,490
         Compensation expense related to stock based compensation                              2,325                    309
         Undistributed limited partners interest in earnings of subsidiary                        --                     96
         Deferred tax benefit                                                                    (49)                    --
   Change in assets and liabilities:
         Securities purchased under agreements to resell                                    (131,287)                 2,124
         Receivable from brokers and dealers                                                 (45,013)               (27,623)
         Receivable from customers                                                            (1,274)                    --
         Corporate equities                                                                   17,436                 41,884
         United States Government obligations                                                  1,471                     15
         Other securities owned                                                               (2,023)                  (375)
         Other assets                                                                        (13,271)                   (28)
         Payable to brokers and dealers                                                       (5,655)                (2,472)
         Payable to customers                                                                  3,767                    921
         Securities sold, but not yet purchased                                               12,806                (44,284)
         Accounts payable and other accrued expenses                                          26,356                (16,905)
         Income taxes payable                                                                 (5,293)                 5,529
                                                                                   -----------------       -------------------
                  Net cash used in operating activities                                      (66,636)               (23,856)
                                                                                   -----------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash received from Webco acquisition                                                    8,370                     --
   Net cash paid for Henderson acquisition                                                  (192,734)                    --
   Repayment of note payable                                                                  (6,000)                    --
   Payments to limited partners for redemption of interest upon reorganization                    --               (140,186)
   Payments for office equipment and leasehold improvements                                   (2,003)                    --
                                                                                   -----------------        ---------------
                  Net cash used in investing activities                                     (192,367)              (140,186)
                                                                                   -----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash received from issuance of senior subordinated debt                               245,693                  3,435
   Repayment of subordinated debt                                                                 --                (5,000)
   Net proceeds from initial public offering                                                      --                134,794
   Net proceeds from long term debt                                                               --                 97,276
   Payments to members upon reorganization                                                        --                (9,025)
   Proceeds from contributions of capital                                                         --                 18,096
   Payments for distributions of capital                                                          --                (8,095)
                                                                                   -----------------        ---------------
                  Net cash provided by financing activities                                  245,693               231,481
                                                                                   -----------------        ---------------
                (Decrease)/Increase in cash and cash equivalents                             (13,310)               67,439
                                                                                   -----------------        ---------------

                                           LABRANCHE & CO INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)
                                                      (000'S OMITTED)
                                                       (continued)
                                                                                                Nine Months Ended
                                                                                   ---------------------------------------------
                                                                                    September 30, 2000        September 30, 1999
                                                                                   ---------------------    --------------------

CASH AND CASH EQUIVALENTS, beginning of period                                              83,774                   4,722
CASH AND CASH EQUIVALENTS, end of the period                                       $        70,464          $       72,161
                                                                                   =================        ==============
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

   Interest                                                                        $        28,640          $        4,624
   Income taxes                                                                             66,848                   6,200

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Acquisitions:
         Intangibles assets                                                        $       171,936          $           --
         Fair value of tangible assets acquired, other than cash                            33,863                      --
         Deferred tax liabilities related to intangible assets                              61,774                      --
         Common stock issuance                                                              32,312                      --
   Increase in additional paid in capital related to stock based compensation                2,325                      --
   Issuance of restricted stock to employees                                                 8,313                      --
   Issuance of subordinated debt and common stock for redemption of limited
         partner interests upon reorganization                                                  --                  23,821









                       The accompanying notes are an integral part of these condensed consolidated statements

                      LABRANCHE & CO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), and Henderson Brothers, Inc., a Delaware corporation ("Henderson Brothers" and, collectively with the Holding Company and LaBranche, the "Company"). The Holding Company is the sole member of LaBranche and 100% owner of Henderson Brothers. LaBranche is a registered broker-dealer and operates primarily as a specialist in certain equity securities listed on the New York Stock Exchange, Inc. (the "NYSE").

         On August 24, 1999, the Company reorganized from partnership to corporate form and completed its initial public offering. In that offering, the Company sold 10,500,000 shares of common stock and received net proceeds of $134.8 million. Concurrently with the offering, the Company issued $100.0 million aggregate principal amount of Senior Notes that bear interest at a rate of 9.5% annually and mature on August 15, 2004.

         Effective March 2, 2000, the Holding Company acquired all the outstanding capital stock of Henderson Brothers Holdings, Inc., which in turn wholly owned Henderson Brothers, for an aggregate purchase price of approximately $228.4 million. In addition, effective March 9, 2000, the Holding Company acquired, through a merger, Webco Securities, Inc. ("Webco"), a specialist on the NYSE, for an aggregate purchase price of $11.0 million in cash, $3.0 million in senior promissory notes and 2.8 million shares of the Company's common stock. In connection with the acquisitions of Henderson Brothers Holdings, Inc. and Webco, the Holding Company issued $250.0 million aggregate principal amount of Senior Subordinated Notes that bear interest at a rate of 12.0% annually and mature on March 2, 2007.

2.       INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND
         FINANCIAL INFORMATION

         The unaudited interim condensed consolidated financial information as of September 30, 2000 and for the three months ended September 30, 2000 and 1999 are presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of September 30, 2000 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2000, as amended. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.       INCOME TAXES

         Prior to its conversion to corporate form, the Company operated as a partnership and generally was not subject to U.S. federal and state income taxes. The earnings of the Company, however, were subject to local unincorporated business taxes. The members of LaB Investing and the limited partners of LaBranche were taxed on their respective proportionate shares of LaBranche's taxable income or loss. Effective with its conversion from partnership to corporate form on August 24, 1999, the Company became subject to U.S. federal, state and local corporate income taxes. Prior to LaBranche's conversion to a limited liability company, as of June 30, 2000, LaBranche remained subject to unincorporated business tax. The Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation, amortization of intangibles and differences in the accounting and tax basis of certain assets acquired. The Company's effective tax rate for the three months ended September 30, 2000 differs from the federal statutory rate primarily due to non-deductible amortization of intangibles. The components of provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000's omitted):

                                           Three Months Ended   Three Months Ended       Nine Months Ended      Nine Months Ended
                                           September 30, 2000   September 30, 1999      September 30, 2000     September 30, 1999
                                           ------------------   ------------------      ------------------     ------------------
Current federal, state and local taxes    $        20,032        $        5,529        $       59,488         $        5,529
Deferred tax (benefit)/provision                     (121)                   96                   (49)                    96
Unincorporated business tax                            --                   499                 1,325                  4,288
                                         --------------------- --------------------- ---------------------- ----------------------
      Total provision for income taxes    $        19,911        $        6,124        $       60,764         $        9,913
                                         ===================== ===================== ====================== ======================

4.       REGULATORY REQUIREMENTS

         LaBranche, a specialist and member of the NYSE and subsidiary of the Holding Company, is subject to SEC Rule 15c3-1 adopted and administered by the NYSE and the SEC. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

         As of September 30, 2000 and as of December 31, 1999, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $313.4 million and $161.4 million, respectively, and exceeded minimum requirements by $310.9 million and $159.9 million, respectively. LaBranche's aggregate indebtedness to net capital ratio as of September 30, 2000 and December 31, 1999 was .12 to 1 and .13 to 1, respectively.

         The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

         As of September 30, 2000 and December 31, 1999, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $284.3 million and $93.6 million, respectively, compared to actual net liquid assets, as defined, of $326.0 million and $175.9 million, respectively.

5.       COMMITMENTS

         Minimum rental commitments under existing non-cancelable leases for office space and equipment are as follows:

                YEAR ENDING DECEMBER 31:
                -----------------------
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

         During the third quarter 2000, the Company agreed to invest up to $2.0 million in a joint venture in an electronic trading and communications network.

6.       SUBORDINATED LIABILTITES

         LaBranche is a party to subordinated loan agreements under which it has indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at various annual rates. Six of the agreements, representing $4,173,000, mature within the last three months of 2000, one agreement, representing $400,000, matures within the first six months of 2001, five agreements, representing $2,650,000, mature within the last six months of 2001 and six agreements, representing $2,985,000, mature within the first six months of 2002. These agreements all have automatic rollover provisions, and the scheduled maturity date of each agreement will be extended an additional year, unless the lender gives LaBranche seven months' advance notice that the maturity date will not be extended. Two of the holders representing $850,000 of subordinated loan agreements maturing in November 2000 have notified LaBranche that the scheduled maturity date will not be extended. In addition, five holders representing $3,723,000 of subordinated loan agreements maturing December 2000 and January 2001 have notified LaBranche that the scheduled maturity date will not be extended.

         During the quarter ended September 30, 2000 the Company loaned to certain employees an aggregate of $4.5 million, with an annual interest rate equal to the monthly broker call rate. This loan was secured by shares of the Company's common stock owned by such employees.

The principal amount and all accrued and unpaid interest will be forgiven and recognized as compensation expense over three years, subject to the employees' continuing service with the Company and other restrictions.

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

         The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):


                                                 Three Months      Three Months       Nine Months       Nine Months
                                                     Ended             Ended            Ended              Ended
                                                September 30,     September 30,      September 30,     September 30,
                                                -------------     -------------      -------------     -------------
                                                     2000              1999              2000               1999
                                                     ----              ----              ----               ----
Numerator for basic and
  Diluted earnings per share
  - net income                               $      18,948     $      7,171        $      59,629     $     13,463
Denominator for basic
  Earnings per share -
  Weighted-average number
  of common shares                                  48,675           41,536               47,970           38,612
    Stock options                                      270               --                   90               --
    Restricted stock                                    22               --                    7               --
    Restricted stock units                             364               --                  205               --
                                             ---------------------------------------------------------------------
Denominator for diluted
  Earnings per share -
  Weighted-average number
  of common shares                                  49,331           41,536               48,272           38,612
Basic earnings per share                             $0.39            $0.17                $1.24            $0.35
Diluted earnings per share                           $0.38            $0.17                $1.24            $0.35


8.       EMPLOYEE INCENTIVE PLANS

         During August and September 2000 the Company issued to certain newly hired employees an aggregate of 200,000 and 100,000 shares of restricted stock, respectively, each with an issue cost of $.01 and a fair market value of $26.50 and $30.13 per share, respectively. The restricted stock, which is subject to continuing service with the Company, will vest in three annual installments on each anniversary of the grant date. For purposes of determining compensation expense, the total expense of approximately $8.3 million is being recognized over the three-year vesting period on a straight-line basis.

9.       PRO FORMA FINANCIAL INFORMATION

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

                                    FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                  ----------------------------
                                  2000                    1999
                                  ----                    ----
                              (PRO-FORMA)             (PRO-FORMA)
 Revenues                    $   260,178            $  170,405
 Pre-Tax Income                  101,585                63,245
 Net Income                       48,214                28,755
 EPS                         $      0.99            $     0.69


10.      SUBSEQUENT EVENTS

         Subsequent to September 30, 2000 the Company entered into a letter of intent to acquire ROBB PECK MCCOOEY Financial Services, Inc. ("Robb Peck McCooey") for an aggregate of approximately 6.7 million shares of the Company's common stock and shares of the Company's nonconvertible preferred stock having an aggregate liquidation preference equal to a specified percentage of the net book value, as defined, of Robb Peck McCooey as of the closing date of the transaction. In addition, the Company would assume Robb Peck McCooey's obligations under the outstanding option agreements with Robb Peck McCooey's employees. Thus, pursuant to these assumed option agreements, the Company would be required to issue upon exercise of such options an aggregate of approximately
3.0 million shares of the Company's common stock and issue shares of the Company's nonconvertible preferred stock having a liquidation preference equal to a specified percentage of the net book value, as defined, of Robb Peck McCooey as of the closing date of the transaction. The acquisition will be accounted for under the purchase method and the results of Robb Peck McCooey operations will be included in the Company's consolidated financial statements from the closing date of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY," "LABRANCHE" OR "WE" SHALL MEAN LABRANCHE & CO INC. AND ITS WHOLLY-OWNED SUBSIDIARIES.

         LABRANCHE'S QUARTERLY AND ANNUAL OPERATING RESULTS ARE AFFECTED BY A WIDE VARIETY OF FACTORS THAT COULD MATERIALLY AND ADVERSELY AFFECT ACTUAL RESULTS, INCLUDING: A DECREASE IN TRADING VOLUME ON THE NEW YORK STOCK EXCHANGE, VOLATILITY IN THE EQUITY SECURITIES MARKET AND CHANGES IN THE VALUE OF OUR SECURITIES POSITIONS. AS A RESULT OF THESE AND OTHER FACTORS, LABRANCHE MAY EXPERIENCE MATERIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS ON A QUARTERLY OR ANNUAL BASIS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS AND STOCK PRICE. AN INVESTMENT IN LABRANCHE INVOLVES VARIOUS RISKS, INCLUDING THOSE MENTIONED ABOVE AND THOSE THAT ARE DETAILED FROM TIME TO TIME IN LABRANCHE'S SEC FILINGS.

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

REVENUES

         Our revenues consist primarily of net gains earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist activities. Net gain on principal transactions represents trading gains net of trading losses and transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks. Commissions revenue consists of commissions we earn when acting as agent to match buyers and sellers for limit orders executed by us on behalf of brokers after a specified period of time; we do not earn commissions when we match market orders. Other revenue consists of proprietary trading revenue, an investment in a hedge fund and interest income earned on short-term investments. For the three months ended September 30, 2000, net gain on principal transactions represented 79.4% of our total revenues, commissions revenue represented 14.8% of our total revenues, and other revenues represented 5.8% of our total revenues. For the nine months ended September 30, 2000, net gain on principal transactions represented 82.1% of our total revenues, commissions revenue represented 13.1% of our total revenues, and other revenues represented 4.8% of our total revenues.

EXPENSES

         Our largest operating expense is compensation and related benefits. Employee compensation and benefits primarily consist of salaries, wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid to managing directors, trading professionals and other employees based on our profitability and each employee's overall performance.

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

DECIMAL PRICING

         The NYSE approved a conversion to decimal pricing in June 1997 and became decimal ready in April 2000. On August 28, 2000 seven stock issues were priced in dollars and cents and on September 25, 2000 an additional 57 stocks began trading in decimal format. On December 4, 2000 an additional 94 stocks will begin decimal pricing. Of the 64 issues currently priced in decimal format, LaBranche acts as the specialist for six. Pending further analysis and evaluations, the NYSE plans to extend decimalization to all NYSE-listed stocks in January 2001. Our business has not experienced any adverse impact as the result of decimal pricing, and we do not presently anticipate any negative impact as all equity issues will be traded in dollars and cents.

PENDING ACQUISITION

         Subsequent to September 30, 2000 the Company entered into a letter of intent to acquire ROBB PECK MCCOOEY Financial Services, Inc. ("Robb Peck McCooey") for an aggregate of approximately 6.7 million shares of the Company's common stock and shares of the Company's nonconvertible preferred stock having an aggregate liquidation preference equal to a specified percentage of the net book value, as defined, of Robb Peck McCooey as of the closing date of the transaction. In addition, the Company would assume Robb Peck McCooey's obligations under the outstanding option agreements with Robb Peck McCooey's employees. Thus, pursuant to these assumed option agreements, the Company would be required to issue upon exercise of such options an aggregate of approximately 3.0 million shares of the Company's common stock and issue shares of the Company's nonconvertible preferred stock having a liquidation preference equal to a specified percentage of the net book value, as defined, of Robb Peck McCooey as of the closing date of the transaction. The acquisition will be accounted for under the purchase method and the results of Robb Peck McCooey operations will be included in the Company's consolidated financial statements from the closing date of the transaction.

ACQUISITIONS COMPLETED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         On March 2, 2000, we completed the acquisition of all the outstanding capital stock of Henderson Brothers for approximately $228.4 million in cash. In addition, on March 9, 2000, we acquired Webco through a merger for 2.8 million shares of our common stock, $11.0 million in cash and senior promissory notes in the aggregate principal amount of $3.0 million bearing interest of 10.0% per annum. These acquisitions were accounted for under the purchase method and the excess of cost over estimated fair value of the net assets acquired of $204.9 million for Henderson Brothers and $28.8 million for Webco was allocated to intangible assets. The results of the specialist operations of each of these acquired companies are included in our consolidated financial statements beginning on the date of completion of the acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues increased 95.2% to $81.2 million for the three months ended September 30, 2000, from $41.6 million for the same period in 1999, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 108.7% to $64.5 million for the three months ended September 30, 2000, from $30.9 million for the same period in 1999. This increase was primarily due to the Henderson Brothers and Webco acquisitions, as a result of which we became the specialist for 147 additional common stock listings, as well as increased share volume in principal trading in our specialist stocks traded on the NYSE. Our share volume as principal increased 125.0% to 4.5 billion shares for the three months ended September 30, 2000, from 2.0 billion shares for the same period in 1999.

         Commissions revenue increased 36.4% to $12.0 million for the three months ended September 30, 2000, from $8.8 million for the same period in 1999. This increase was primarily due to the increase in the number of our common stock listings as a result of the Henderson Brothers and Webco acquisitions, and to increased share volume in our specialist stocks traded on the NYSE in which we acted as agent. The share volume executed by us as agent in our specialist stocks increased 50.0% to 1.5 billion shares for the three months ended September 30, 2000, from 1.0 billion shares for the same period in 1999.

         Other revenue increased 135.0% to $4.7 million for the three months ended September 30, 2000, from $2.0 million for the same period in 1999. This increase was primarily due to an increase in our short term interest income and in our proprietary trading revenues.

EXPENSES

         Total expenses before managing directors' compensation and limited partners' interest in earnings of subsidiary and provision for income taxes increased 163.4% to $42.4 million for the three months ended September 30, 2000 from $16.1 million for the same period in 1999. This increase is primarily due to the increase in both interest expense and amortization of intangibles expense due to the Henderson Brothers and Webco acquisitions. In addition, the increase is the result of the inclusion of managing directors' salary, incentive-based compensation and related benefits in employee compensation for a full quarter.

         Employee compensation and related benefits increased 142.9% to $18.7 million for the three months ended September 30, 2000, from $7.7 million for the same period in 1999. This increase was primarily due to the inclusion of managing directors' salary, incentive-based compensation and related benefits in employee compensation subsequent to our reorganization, and due to the Henderson Brothers and Webco acquisitions that resulted in our employment of 97 additional individuals. As a percentage of total revenues, employee compensation increased to 23.0% of total revenues for the three months ended September 30, 2000, from 18.6% of total revenues for the same period in 1999.

         Interest expense increased 417.4% to $11.9 million for the three months ended September 30, 2000, from $2.3 million for the same period in 1999. This increase was primarily due to the issuance, in connection with the Henderson Brothers and Webco acquisitions, of $250.0 million of indebtedness that began accruing interest on March 2, 2000. In addition, the increase was due to a full quarter of interest on the $116.4 million of indebtedness issued in connection with our reorganization that began accruing interest from August 24, 1999. As a percentage of total revenues, interest increased to 14.6% of total revenues for the three months ended September 30, 2000, from 5.6% of total revenues for the same period in 1999.

         Depreciation and amortization of intangibles expense increased 300.0% to $4.8 million for the three months ended September 30, 2000, from $1.2 million for the same period in 1999. Amortization of intangibles increased as a result of the $233.7 million of intangible assets recorded as a result of our acquisitions of Henderson Brothers and Webco on March 2, 2000 and March 9, 2000, respectively. In addition, the increase was due to a full quarter of amortization on the $127.4 of intangible assets recorded as a result of our acquisition of all the limited partner interests in LaBranche & Co. in connection with our reorganization transactions. As a percentage of total revenues, depreciation and amortization of intangibles increased to 5.9% of total revenues for the three months ended September 30, 2000, from 2.9% of total revenues for the same period in 1999.

         Lease of exchange memberships expense increased 33.3% to $2.8 million for the three months ended September 30, 2000, from $2.1 million for the same period in 1999. This increase was due to the increase in the number of leased memberships from 44 to 48, and was also due to an increase in the average annual leasing cost of a membership from approximately $192,000 to $276,000.

         Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE primarily include fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 44.4% to $1.3 million for the three months ended September 30, 2000, from $0.9 million during the same period in 1999. This increase was primarily due to the increased trading volumes as a result of the Henderson Brothers and Webco acquisitions.

         Other expenses increased 57.9% to $3.0 million for the three months ended September 30, 2000, from $1.9 million for the same period in 1999. This increase was primarily the result of an increase in advertising and promotional costs, legal and professional fees, as well as an increase in printing and filing fees.

INCOME BEFORE MANAGING DIRECTORS' COMPENSATION, LIMITED PARTNERS' EARNINGS IN INTEREST OF SUBSIDIARY AND PROVISION FOR INCOME TAXES

         Income before managing directors' compensation and limited partners' interest in earnings of subsidiary and before provision for income taxes increased 52.0% to $38.9 million for the three months ended September 30, 2000, from $25.6 million for the same period in 1999. The increase was primarily the result of the Henderson Brothers and Webco acquisitions, as a result of which we became the specialist for 147 additional common stock listings which increased both net gain on principal transactions and commissions revenue. In addition, increased share volume in principal trading and increased executions by us as agent in our existing specialist stocks, increased short term interest income and increased revenues from proprietary trading all contributed to the increase in income before managing directors' compensation, limited partners' interest in earnings of subsidiary and provision for income taxes.

INCOME TAXES

         Provision for income taxes increased 226.2% to $19.9 million for the three months ended September 30, 2000, from $6.1 million for the same period in 1999, as a result of the federal, state and local income taxes to which we are subject for a full quarter as a result of our reorganization from partnership to corporate form, a significant increase in nondeductible amortization of intangibles and our increased profitability.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

         Total revenues increased 70.6% to $247.5 million for the nine months ended September 30, 2000, from $145.1 million for the same period in 1999, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 85.6% to $203.2 million for the nine months ended September 30, 2000, from $109.5 million for the same period in 1999. This increase was primarily due to the Henderson Brothers and Webco acquisitions in March 2000, as a result of which we became the specialist for 147 additional common stock listings, as well as increased share volume in principal trading in our specialist stocks traded on the NYSE. Our share volume as principal increased 103.1% to 13.2 billion shares for the nine months ended September 30, 2000, from 6.5 billion shares for the same period in 1999.

         Commissions revenue increased 21.3% to $32.4 million for the nine months ended September 30, 2000, from $26.7 million for the same period in 1999. This increase was primarily due to the increase in the number of our common stock listings as a result of the Henderson Brothers and Webco acquisitions and to increased share volume in our specialist stocks traded on the NYSE in which we acted as agent. The share volume executed by us as agent in our specialist stocks increased 41.4% to 4.1 billion shares for the nine months ended September 30, 2000, from 2.9 billion shares for the same period in 1999.

         Other revenue increased 34.8% to $12.0 million for the nine months ended September 30, 2000, from $8.9 million for the same period in 1999. This increase was primarily due to an increase in our interest income and the additional income generated by Henderson Brothers, which was also offset by a decrease in our proprietary trading revenues and other investments.

EXPENSES

         Total expenses before managing directors' compensation and limited partners' interest in earnings of subsidiary and provision for income taxes increased 216.2% to $127.1 million for the nine months ended September 30, 2000 from $40.2 million for the same period in 1999.

         Employee compensation and related benefits increased 238.9% to $64.4 million for the nine months ended September 30, 2000, from $19.0 million for the same period in 1999. This increase was primarily due to the inclusion of managing directors' salary, incentive-based compensation and related benefits in employee compensation subsequent to our reorganization, and due to the Henderson Brothers and Webco acquisitions that resulted in our employment of 97 additional individuals as of the respective acquisition dates. As a percentage of total revenues, employee compensation increased to 26.0% of total revenues for the nine months ended September 30, 2000, from 13.1% of total revenues for the same period in 1999.

         Interest expense increased 564.4% to $29.9 million for the nine months ended September 30, 2000, from $4.5 million for the same period in 1999. This increase was primarily due to the issuance, in connection with the Henderson Brothers and Webco acquisitions, of $250.0 million of indebtedness that began accruing interest on March 2, 2000. In addition, the increase was due to the issuance of $116.4 million of indebtedness, in connection with our reorganization, that began accruing interest from August 24, 1999. As a percentage of total revenues, interest increased to 12.1% of total revenues for the nine months ended September 30, 2000, from 3.1% of total revenues for the same period in 1999.

         Depreciation and amortization of intangibles expense increased 327.6% to $12.4 million for the nine months ended September 30, 2000, from $2.9 million for the same period in 1999.

Amortization of intangibles increased as a result of the $233.7 million of intangible assets recorded as a result of our acquisition of Henderson Brothers and Webco. In addition, the increase was due to the $127.4 of intangible assets recorded as a result of our acquisition of all the limited partner interests in LaBranche & Co. in connection with our reorganization transactions. As a percentage of total revenues, depreciation and amortization of intangibles increased to 5.0% of total revenues for the nine months ended September 30, 2000, from 2.0% of total revenues for the same period in 1999.

         Lease of exchange memberships expense increased 28.6% to $8.1 million for the nine months ended September 30, 2000, from $6.3 million for the same period in 1999. This increase was due to the increase in the number of leased memberships from 44 to 48, and was also due to an increase in the average annual leasing cost of a membership from approximately $192,000 to $276,000.

         Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE primarily include fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 24.1% to $3.6 million for the nine months ended September 30, 2000, from $2.9 million during the same period in 1999. This increase was primarily due to the increased trading volumes as a result of the Henderson Brothers and Webco acquisitions.

         Other expenses increased 87.0% to $8.6 million for the nine months ended September 30, 2000, from $4.6 million for the same period in 1999. This increase was primarily the result of increased legal and filing fees associated with various filings and acquisitions, additional fees incurred in connection with the increase and extension of our line-of-credit with a U.S. commercial bank, increased charitable contributions, as well as an increase in advertising and promotional costs.

INCOME BEFORE MANAGING DIRECTORS' COMPENSATION, LIMITED PARTNERS' EARNINGS IN INTEREST OF SUBSIDIARY AND PROVISION FOR INCOME TAXES

         Income before managing directors' compensation and limited partners' interest in earnings of subsidiary and before provision for income taxes increased 14.8% to $120.4 million for the nine months ended September 30, 2000, from $104.9 million for the same period in 1999. This increase was primarily due to the additional revenues generated by the Henderson Brothers and Webco acquisitions which was offset by the inclusion of managing directors' salary and incentive based compensation in employee compensation and related benefits and the additional interest and amortization of intangibles expense as a result of the acquisitions.

INCOME TAXES

         Provision for income taxes increased 514.1% to $60.8 million for the nine months ended September 30, 2000, from $9.9 million for the same period in 1999, as a result of the federal, state and local income taxes to which we are subject as a result of our reorganization from partnership to corporate form, a significant increase in nondeductible amortization of intangibles and our increased profitability.

LIQUIDITY

         Prior to our initial public offering of common stock and our 9-1/2 % Senior Notes offering, we had financed our business primarily through members' capital and the issuance of subordinated indebtedness. As of September 30, 2000, we had $932.2 million in assets, of which $224.6 million consisted of cash and short-term investments, which primarily consist of commercial paper maturing within thirty days and overnight repurchase agreements.

         On August 24, 1999, we issued $100.0 million aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 9-1/2 % annually and mature in August 2004. The indenture covering the Senior Notes includes certain covenants that, among other things, limit our ability to borrow money, pay dividends or purchase our stock, make investments, engage in transactions with stockholders and affiliates, create liens on our assets, and sell assets or engage in mergers and consolidations, subject to certain exceptions.

         At approximately the same time as our 9-1/2 % Senior Notes offering and the initial public offering of our common stock, we issued a $16.0 million senior note as partial payment for the acquisition of a certain limited partnership interest in LaBranche & Co. The note is payable in three annual installments, with $6.0 million of the aggregate principal amount already having been paid on the first anniversary of issuance. The remaining principal amount is payable in $5.0 million installments on each of the second and third anniversaries of issuance, and bears interest at the annual rate of 9-1/2%. LaBranche & Co. also entered into a $350,000 cash subordinated loan agreement, bearing interest at an annual rate of 8.0%, in connection with the acquisition of a certain limited partner interest.

         In connection with our acquisitions of Henderson Brothers and Webco, we issued $250.0 million aggregate principal amount of the Senior Subordinated Notes on March 2, 2000. These notes bear interest at a rate of 12% annually and mature in March 2007. The indenture covering these notes includes certain covenants that, among other things, limit our ability to borrow money, pay dividends or purchase our stock, make investments, engage in transactions with stockholders and affiliates, create liens on our assets, and sell assets or engage in mergers and consolidations, subject to certain exceptions.

         The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Notes a principal amount equal to the Excess Cash Flow at a price equal to 103% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his pro rata share based upon his ownership percentage of the outstanding Notes. Excess Cash Flow is defined for this purpose as 40% of the amount by which our consolidated EBITDA, computed on an annual basis, exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness.

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

         At September 30, 2000, LaBranche & Co. had net capital of $313.4 million, which was $310.9 million in excess of its required net capital of $2.5 million.

         The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Our current net liquid asset requirement is $284.3 million. Upon the completion of our pending acquisition of Robb Peck McCooey, our new net liquid asset requirement is expected to be approximately $405.0 million, which represents the current combined net liquid asset requirement of the two firms. As of September 30, 2000, our actual net liquid assets were approximately $326.0 million. We anticipate that our net liquid assets will exceed our requirement upon the completion of the acquisition.

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

         Since our acquisition of Henderson Brothers, the clearing operations of Henderson Brothers have been operated as a separate subsidiary. As a clearing broker, pursuant to SEC Rule 15c3-1, Henderson Brothers is required to maintain a minimum net capital of $250,000. As of September 30, 2000, Henderson Brothers had net capital of $10.7 million, which was $10.5 million in excess of its required minimum net capital.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         A majority of our specialist related revenues are derived from trading as principal. We also operate a proprietary trading desk separately from our NYSE specialist operations, which represented .5% of our total revenues in the nine months ended September 30, 2000 and 3.8% of our total revenues in the same period in 1999. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price declines of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities will result in a reduction of our revenues and operating profits.

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

                  NONE.




                All other items of this report are inapplicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



November 14, 2000                          LABRANCHE & CO INC.


                                           By:      /s/ HARVEY S. TRAISON
                                                    -----------------------
                                           Name:    Harvey S. Traison
                                           Title:   Chief Financial Officer