Form 10-K405
period 2000-12-31
LABRANCHE & CO INC
filed 2001-03-30
CIK 1089044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

      or

|_|   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from       to        .

                        Commission file number: 001-15251

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

Securities registered pursuant to                 Common Stock, par value $0.01
Section 12(b) of the Act:                         New York Stock Exchange

Securities registered pursuant to
Section 12(g) of the Act:                         None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on March 23, 2001, was approximately $453,800,000.

      The number of shares of Common Stock outstanding as of March 23, 2001 was 57,363,060.

                       DOCUMENTS INCORPORATED BY REFERENCE

      As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Item 1. BUSINESS.

Overview

      LaBranche & Co Inc. ("LaBranche") is a holding company that is the sole member of LaBranche & Co. LLC and owns all the outstanding stock of Henderson Brothers, Inc. Founded in 1924, LaBranche & Co. LLC is one of the oldest and largest specialist firms on the NYSE. Our Henderson Brothers, Inc. subsidiary is a clearing broker for customers of several introducing brokers and provides direct access floor brokerage services to institutional customers.

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

      Our business has grown considerably during the past five years. Our revenues have increased from approximately $49.9 million in 1996 to $344.8 million in 2000, representing a compound annual growth rate of 62.1%. We have accomplished our growth both internally and through acquisitions. For example, since the NYSE implemented its new specialist allocation process in March 1997, as described in "Industry Background-The Specialist," we have been selected by 67 new listed companies, resulting from 117 listing interviews. In addition, we have acquired six specialist operations since 1997, adding over 400 new common stock listings to our firm. During the past five years, we have also increased the scope of our business, as illustrated by the following data:

      o the annual dollar volume on the NYSE of stocks for which we acted as specialist increased to $2.2 trillion in 2000, from $201.4 billion in 1996. Based on these dollar volumes, we were the largest specialist firm in 2000 as compared to the sixth largest in 1996;

      o the annual share volume on the NYSE of stocks for which we act as specialist increased to 52.7 billion in 2000, from 5.6 billion in 1996. Based on these share volumes, we were the largest specialist firm in 2000 as compared to the fourth largest in 1996; and

      o the total number of our common stock listings increased to 386 as of December 31, 2000, from 132 as of December 31, 1996. Based on the number of our common stock listings, we were the third largest specialist firm as of December 31, 2000 as compared to the fourth largest as of December 31, 1996. In addition, we acted as the specialist for 134 other NYSE-listed securities (e.g., preferred and convertible securities) and for the American Stock Exchange ("AMEX") listed options with respect to the common stock of 21 companies, including Electronic Data Systems, Global Crossing and Exodus Communications.

      As of December 31, 2000, our listed companies included:

      o     68 of the S&P 500 Index companies; and

      o seven of the 30 companies comprising the Dow Jones Industrial Average. Our Dow stocks are American Express Company, AT&T, Exxon Mobil, JP Morgan Chase, Merck, Minnesota Mining & Manufacturing and SBC Communications.

Industry Background

The NYSE

      The NYSE is currently the largest securities market in the world. The market capitalization of all U.S. shares listed on the NYSE increased from approximately $6.8 trillion at December 31, 1996 to approximately $11.5 trillion at December 31, 2000, representing a compound annual growth rate of 14.0%. The number of companies listed on the NYSE decreased from 2,907 at the end of 1996 to 2,862 at the end of 2000, primarily as a result of mergers and consolidations of listed companies.

      The NYSE's average daily trading volume increased from 91.2 million shares in 1984 to 1.04 billion shares in 2000, as illustrated by the following graph:

               NYSE Average Daily Trading Volume from 1986 to 2000
                           (Share Volume in Millions)

                                   CAGR=15.7%

   [The following table was depicted as a bar chart in the printed material.]

1986            141.0
1987            188.9
1988            161.5
1989            165.5
1990            156.8
1991            178.9
1992            202.3
1993            264.5
1994            291.4
1995            346.1
1996            412.0
1997            526.9
1998            673.6
1999            809.2
2000           1041.6

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

The Specialist

      All trading of securities on the NYSE is conducted through an auction process. The auction process for each security is managed by the specialist for that security. The specialist is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in its specialist stocks. The number of specialist units on the NYSE has decreased from 37 at December 31, 1996 to 18 at December 31, 2000. Of these, the three largest specialist units as ranked by their number of specialist stocks were responsible for approximately 56.0% of the average daily trading volume in 2000, as measured by dollar volume.

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

      The specialist firm's decision to buy or sell shares of its specialist stocks as principal for its own account may be based on obligation or inclination. For example, the specialist firm may be obligated to buy or sell its specialist stock to counter short-term imbalances in the prevailing market, thus helping to maintain a fair and orderly market in that stock. At other times, the specialist firm may be inclined to buy or sell the stock as principal based on attractive opportunities. The specialist firm may trade at its election so long as the trade will contribute to a fair and orderly market. In actively-traded stocks, the specialist firm continually buys and sells its specialist stocks at varying prices throughout each trading day. The specialist firm's goal and expectation is to profit from differences between the prices at which it buys and sells these stocks. In fulfilling its specialist obligations, however, the specialist firm may, at times, be obligated to trade against the market, adversely impacting the profitability of the trade. In addition, the specialist firm's trading practices are subject to a number of restrictions, as described in "Operations--NYSE Rules Governing Our Specialist Activities."

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

      These factors have, in turn, been influenced by a growing U.S. economy, relatively low interest rates and low levels of inflation.

      The NYSE has commenced trading in decimals and has increased the window for providing commission-free execution of a trade to five minutes from the previous two minutes. The NYSE is also considering the following additional changes:

      o     longer trading days; and

      o trading of foreign stocks in ordinary form side by side with their American depository receipts (ADRs).

Trading in decimals and, if instituted, these additional changes, will likely contribute to additional growth in NYSE trading volume.

      The majority of trades in NYSE-listed stocks take place through NYSE specialist firms. In 2000, specialist firms handled approximately 83.1% of trades in NYSE-listed stocks. Trades in NYSE-listed stocks also are effected as follows:

      o some stocks are listed on multiple exchanges, such as regional exchanges, and trades take place on those exchanges;

      o NYSE members may trade NYSE-listed stocks off the NYSE in the over-the-counter market; and

      o non-NYSE members may trade NYSE-listed stocks off the NYSE in over-the-counter markets.

      Technological advances have contributed to increased trading through alternative trading systems ("ATSs"), such as electronic communications networks ("ECNs") and crossing systems. While the first ECN was created in 1969, most of the others currently in operation were started in the past few years. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, well-capitalized traders or brokerage firms. Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges.

      The percentage of annual trading of NYSE listed stocks on the NYSE has been approximately 83.0% for the past five years. It is unclear, however, how the alternative trading methods and new technologies just described or that may be developed will affect the percentage of trading in listed stocks conducted on the NYSE. The NYSE has indicated that it is studying the possibility of embracing electronic communications network technology to expand trading. ATSs may be developed, organized and operated by large brokerage houses and investment banks with greater capital, better access to technology and direct access to investors. As a result, these parties may be well positioned to direct trading to these networks. These alternative trading methods may account for a growing percentage of the trading volume of NYSE-listed stocks.

      The accelerating growth of trading volume and the increase in stock prices on the NYSE in the 1990s has increased the demands upon specialists. In order to fulfill their obligations, specialists are required to execute a greater number of trades in a shorter period of time with greater price volatility. These factors have led to a consolidation of specialist units in the past five years. The specialist market is becoming increasingly dominated by a number of large, better-capitalized firms which are able to provide an enhanced level of service.

LaBranche's Competitive Position

      We are committed to providing the highest quality service to our various constituencies. We believe our success is based on the following factors:

      o Leading Position in the Specialist Market. We have a long-standing reputation as one of the leading specialist firms on the NYSE. We have successfully grown our business and improved our services through widely varying market conditions. Trading in the stocks for which we acted as specialist during 2000 accounted for 21.8% of the dollar volume on the NYSE and 21.7% of the share volume. Based on these percentages, we were the largest specialist firm on the NYSE. We are continuing to develop our relationships with ATSs and to embrace new technologies in trading platforms.

      o Diverse and High Quality Specialist Stocks. Our listed companies operate in a variety of industries including financial services, media, oil and gas, retail, technology and telecommunications. Many of our listed companies are leaders in their respective fields. Acting as specialist in the stocks of industry leaders should benefit us as these leading companies continue to expand their businesses through internal growth and acquisitions.

      o Strong Market-Making Skills. We utilize our strong market-making skills to actively trade as principal in our specialist stocks. We significantly improve liquidity in our specialist stocks, particularly during periods of market volatility. In 2000, approximately 31.6% of our trades were as principal as compared to an average of approximately 27.4% for all NYSE specialists.

      o Innovative Customer-Oriented Services. In addition to our specialist functions on the trading floor, we are committed to providing our listed companies with a high level of service. We provide our listed companies with detailed reports on the trading activity of their stocks. We also maintain frequent verbal contact with a majority of our listed companies to discuss the trading in their stock. In addition, we were the first specialist firm to:

            o     host an annual listed company conference;

            o     publish a company newsletter; and

            o commission customer satisfaction surveys from our listed companies.

      o Completed Acquisitions. Since 1997, we have acquired the following six specialist operations, solidifying our position as one of the leading NYSE specialist firms:

            o a portion of the specialist operations of Stern Bros., LLC (July 1997);

            o     Ernst, Homans, Ware & Keelips (August 1997);

            o     Fowler, Rosenau & Geary, LLC (July 1998);

            o     Henderson Brothers, Inc. (March 2000);

            o     Webco Securities, Inc. (March 2000);

            o the assets and operations of an AMEX options specialist unit that acted as the specialist in the options of 21 common stocks (December 2000); and

            o ROBB PECK McCOOEY Specialist Corporation, the specialist subsidiary included in our acquisition of ROBB PECK McCOOEY Financial Services, Inc. (March 2001).

      Through 2000, we effectively employed our capital resources and skilled personnel to maximize the synergies created through consolidation. In doing so, we have the enhanced profitability of the acquired operations. This experience will assist us in integrating the business operations of subsequent acquisitions.

      Our strategy is to continue growing our revenues and profits by:

            o Aggressively Pursuing New Listings. We have been and will continue to be aggressive in positioning ourselves in the NYSE allocation process. Between March 1997, when the NYSE adopted the new allocation procedure, and December 31, 2000, we participated in 117 allocation pools for listed companies and were selected by management of 67 companies.

            o Capitalizing on Recent and Future Acquisitions. With the acquisitions of Henderson Brothers Holdings, Inc. ("Henderson Brothers") and Webco Securities, Inc. ("Webco") in March 2000, we added 147 additional NYSE common stock listings, including 28 S&P 500 Index stocks and two included in the Dow Jones Industrial Average. The acquisition of ROBB PECK McCOOEY Financial Services, Inc. ("RPM") on March 15, 2001 has added 129 NYSE common stock listings to our specialist portfolio, including three components of the Dow Jones Industrial Average and 21 S&P 500 Index stocks, based on the number of RPM's specialist stocks as of December 31, 2000. The RPM acquisition also included RPM's 25% interest in a joint account with R. Adrian & Co., LLC and Freedom Specialist Inc., which acted as the specialist for 28 NYSE-listed companies, including four S&P 500 Index stocks, at December 31, 2000. With the RPM acquisition, we expect to be the largest specialist on the NYSE based on number of common stock listings and annual dollar and share volume traded. As of December 31, 2000, we were the specialist for 386 listed companies, including 68 of the S&P 500 Index and seven of the companies included in the Dow Jones Industrial Average. We intend to continue taking advantage of the consolidation trend in the specialist industry by pursuing acquisitions of other specialist operations.

Recent Acquisitions

Henderson Brothers

      On March 2, 2000, we acquired Henderson Brothers, which owned Henderson Brothers, Inc., a specialist firm on the NYSE. Under the terms of the agreement, we acquired all the outstanding capital stock of Henderson Brothers for approximately $228.4 million in cash. As part of the Henderson Brothers acquisition, we entered into employment agreements with 14 specialists and an additional employee formerly employed by Henderson Brothers. We also entered into consulting agreements with two former

Henderson Brothers employees pursuant to which we are paying an aggregate of $5.0 million over five years.

      In addition, as part of the Henderson Brothers acquisition, we acquired and are continuing its clearing broker operations, which consisted of clearance and settlement of transactions effected by either their own representatives or introducing brokers.

Webco

      On March 9, 2000, we acquired, through a merger, Webco, another specialist firm on the NYSE, for 2.8 million shares of our common stock, $11.0 million in cash and senior promissory notes in the aggregate principal amount of $3.0 million, each bearing an interest rate of 10.0% per annum. As part of the acquisition, we entered into employment agreements with three specialists employed by Webco.

      Simultaneously with the acquisitions of Henderson Brothers and Webco, we transferred the specialist operations of each of Henderson Brothers and Webco to our subsidiary LaBranche & Co. LLC. The clearing operations of Henderson Brothers are operated by us as a separate subsidiary.

AMEX Options Joint Account

      On December 21, 2000, we purchased the assets and operations of an AMEX options specialist unit. We now run this business through LaBranche & Co. LLC. This unit acts as the specialist in the options with respect to 21 common stocks, including Electronic Data Systems, Global Crossing and Exodus Communications.

Internet Trading Technologies, Inc.

      On March 15, 2001, we acquired all the outstanding capital stock of Internet Trading Technologies, Inc. ("ITTI"), a company that provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. We operate ITTI as a separate subsidiary.

RPM

      On March 15, 2001, we acquired RPM. Under the terms of the merger agreement, for each share of RPM common stock they owned, RPM stockholders received 98.778 shares of our common stock and shares of our Series A preferred stock with an aggregate liquidation preference of $1,426.53. In the aggregate, we issued approximately 6.9 million shares of our common stock and 100,000 shares of our Series A preferred stock. The shares of LaBranche Series A preferred stock issued to the RPM stockholders are subject to the RPM stockholders' indemnification obligations to us, and the RPM stockholders may be obligated to return to us a portion of the shares of our Series A preferred stock deliverable to them at the closing of the merger based on the final calculation of the adjusted net book value of RPM as of the closing date of the merger, which, pursuant to the merger agreement, must be completed within 60 business days after the closing of the merger. Each share of our Series A preferred stock delivered to the former RPM stockholders entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% for the first four years, 10% for the fifth year and 10.8% thereafter, certain voting rights and preferred distributions upon liquidation. In addition, each former RPM option holder's option agreement was amended to provide for the conversion of each of his RPM options into an immediately exercisable option to purchase
98.778 shares of our common stock. We also succeeded to RPM's liabilities and obligations under the RPM Deferred Compensation Plan which provides for the payment on or before the date that is 81 months after the closing of the RPM merger, of approximately $30.2 million, plus interest at 8% per year, to the former RPM option holders. We also succeeded to

RPM's liabilities and obligations under RPM's retention bonus pool, which requires the payment of $9.0 million as bonus compensation on the third anniversary of the closing date of the merger to as many as 31 former employees of RPM, subject to certain service requirements.

      In connection with the RPM acquisition, we:

      o acquired an additional 27 NYSE memberships, of which 10 were owned by RPM, pursuant to so-called A-B-C agreements, 15 were leased from third parties and two seats were owned by RPM employees and contributed to RPM for its use;

      o hired an additional 215 employees, including 120 employees in RPM's clearing operations and 95 employees in RPM's specialist operations, of which 27 are specialists and 68 are trading assistants. In addition, nine former RPM employees became managing directors; and

      o     acquired an additional 42,300 square feet of office space.

      In addition, as part of the acquisition, we also acquired and are continuing the ROBB PECK McCOOEY Clearing Corporation ("RPM Clearing Corporation") operations. RPM Clearing Corporation provides clearing, execution and other services to a variety of customers including NYSE specialist firms, broker-dealers, financial institutions, traders and professional investors.

Operations

NYSE Rules Governing Our Specialist Activities

      Under NYSE rules, a specialist has a duty to maintain, as far as practicable, a fair and orderly market in its specialist stocks. In order to fulfill its obligations, the specialist must at times trade for its own account, even when it may adversely affect the specialist's profitability. In addition, under some circumstances, the specialist is prohibited from making trades as principal in its specialist stocks. The specialist's obligations are briefly described below.

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

      The most recent sale in a listed stock was $50, the best public bid (to buy) on the specialist's book is $49 3/4, and the best public offer (to sell) on the book is $50 1/4. A broker who wants to buy 100 shares at the market in this instance without a specialist would purchase at $50 1/4, the offer price. Similarly, a broker seeking to sell 100 shares without a specialist would receive $49 3/4, the bid price. The specialist, who is expected to provide reasonable price continuity, in this case might narrow the quote spread by offering or bidding for stock for its own account. In this instance, the broker who wants to buy 100 shares might buy at $501/16 from the specialist, as opposed to buying the same amount of shares from the best offer of $50 1/4, thereby offering price improvement to the customer. In the next trade, a broker willing to sell 100 shares might sell to the specialist at $50, as opposed to selling to the best available bid of $49 3/4, again achieving price improvement for the customer.

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

      Executive Operating Committee. Our executive operating committee is composed of Michael LaBranche, Anthony M. Corso, Alfred O. Hayward, Jr., Michael
J. Naughton, James G. Gallagher. Mr Naughton is retiring as of March 31, 2001. This committee is responsible for approving all risk management policies and trading guidelines for particular specialist stocks, after receiving input and proposals by the floor management committee. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

      Floor Management Committee. Our floor management committee is composed of Messrs. Corso, Hayward, Naughton, Gallagher and John Pickett. This committee is responsible for formulating and overseeing our overall risk management policies and risk guidelines for each of our specialist stocks. In arriving at these policies and guidelines, our floor management committee considers the advice and input of our floor team captains. Our floor management committee meets with all floor team captains no less than once a month to review and, if necessary, revise the risk management policies for our company as a whole and/or for particular specialist stocks. In addition, a member of our floor management committee is always available on the trading floor to review and assist with any unusual situations reported by a captain. Our floor management committee reports to our executive operating committee about each of these situations.

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

      Specialists. Our specialists conduct auctions based upon the conditions of the marketplace. In doing so, specialists observe our risk management policies and guidelines as much as practicable. Specialists must immediately notify a captain of any unusual situations or market conditions requiring a deviation from our policies and guidelines.

      We rely heavily on our information systems in conducting our risk management. Management members and captains constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends as they occur. We have invested substantial capital in real-time, on-line systems which give management instant access to specific trading information at any time during the trading day, including:

      o     our aggregate long and short positions;

      o     the various positions of each of our trading professionals;

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

Listed Company Services

      In addition to our specialist functions on the trading floor, we are committed to providing our listed companies with a high level of service. We have a Corporate Relations Department consisting of seven full-time employees and one independent consultant devoted to serving our listed companies. The most important function of the Corporate Relations Department is to provide current information to the listed companies. Upon request, our Corporate Relations Department provides our listed companies with the following reports:

      o     daily reports on the trading results of their stock;

      o     real-time data regarding intra-day trading activity in their stock;
            and

      o weekly, monthly and yearly reports which analyze short and long term trading trends in their stock.

      In addition to providing trading information, we help to educate our listed companies on general market trends. We organize and participate in annual educational conferences that review trends in the securities industry and NYSE trading. Finally, we survey our specialist companies annually on the quality of our services, and use the information obtained in these surveys to continually improve our services.

NYSE Memberships

      NYSE memberships are granted only to individuals, and each individual specialist must own or lease a NYSE membership. As of December 31, 2000, we had 73 specialists and owned or leased 76 memberships. As of March 23, 2001 we had 101 specialists, including 27 specialists as a result of the RPM acquisition, each of whom owned or leased a membership under the following arrangements:

      o     12 memberships were owned directly by 12 of our employees;

      o 35 were owned by specialists and financed by us pursuant to so-called A-B-C agreements; and

      o 54 were leased by 54 of our specialists from other individual members, and we pay and guarantee the lease payments.

      In addition, as of March 23, 2001, our Henderson Brothers and RPM cleaning subsidiaries owned two seats that were used to conduct their clearing businesses, and we owned another seat, which we leased to an unaffiliated third party. Two additional seats were owned by two floor broker employees of our Henderson Brothers subsidiary and are used in the conduct of Henderson Brothers' business.

AMEX Options Specialist Account

      In December 2000, we purchased the assets and operations of an AMEX options specialist unit and run this business through LaBranche & Co. LLC. This unit acts as the specialist in the options with respect to 21 common stocks, including Electronic Data Systems, Global Crossing and Exodus Communications. This transaction enhances our commitment to the listed auction market and is an important step in the implementation of our growth strategy. As of December 31, 2000, the two AMEX memberships utilized by this specialist unit were leased by two specialist employees of that unit, and we pay and guarantee the rental payments due under these leases.

Information and Communications Systems and the NYSE's Super-DOT System

      As a self-clearing broker-dealer, we have made significant investments in our trade processing systems. Our use of and dependence on technology have allowed us to maintain our significant growth over the past several years. In addition to using consultants who primarily service the specialist industry, we have an in-house information technology staff. As of December 31, 2000, we cleared an average of approximately 60,000 principal trades per day. We also conduct clearing operations involving trades for third parties through our Henderson Brothers subsidiary and, since our recent acquisition of RPM, through our RPM clearing subsidiary. Our information systems send and receive data from the NYSE through a dedicated data feed.

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

      In executing trades on the NYSE, we receive electronic orders from the Super-DOT system, an order routing system operated by the NYSE. The Super-DOT System is designed to handle individual orders of up to 100,000 shares and is essentially an electronic broker. Orders that originate through the Super-DOT system are routed directly to us through the NYSE's computer system. When we receive an order from the Super-DOT system, we conduct the same auction process and we are subject to the same obligations as with any other order.

      Our information technology staff has developed software which enables our corporate relations staff and our specialists to share information with each other regarding relevant market conditions and related listed company current events. In addition, we monitor each of our specialist stocks intra-day to see if there are any significant price and/or volume variances about which we should alert the listed company. This has proven to be a valuable customer service tool.

Clearing Business

      Our RPM clearing subsidiary provides services to individual and institutional clients, including traders, professional investors, institutions and broker-dealers. These services include clearing and custody services, customer account maintenance and customized data processing services. The use of emerging technologies at our RPM clearing subsidiary has enhanced its ability to handle increasing volume of transactions. This technology allows our RPM clearing subsidiary to provide customized, detailed account information and implement straight-through processing solutions to better serve customers. Before conducting business with a prospective customer, a variety of factors are reviewed, some of which are: the prospective customer's experience in the securities industry, financial condition and personal background.

      Our Henderson Brothers clearing subsidiary provides clearing services to other members of the NYSE. This involves receiving, delivering and holding funds and securities for its customers. Henderson Brothers reviews the credit standing of each customer with which it conducts business.

      Our LaBranche & Co. LLC subsidiary acts as a self-clearing broker-dealer for our specialist business. All trades made in connection with our specialist business are cleared by LaBranche & Co. LLC.

Direct Access Business

      Our Henderson Brothers subsidiary places its customers in direct contact with the NYSE. Utilizing easy-to-use web-based technology developed by our recently acquired ITTI subsidiary, Henderson Brothers provides its institutional customers with the choice of two conduits for sending their order flow directly to the point of sale on the floor of the NYSE. Orders that require special attention can be sent to one of Henderson Brothers' licensed floor brokers for customized handling. Otherwise, customers can send their orders directly to the specialist's order book using the NYSE's SUPERDOT system. Henderson Brothers' brokers take advantage of the NYSE's advanced wireless technology to communicate directly with its trading customers. By employing the advanced technology, Henderson Brothers customers receive extremely fast trade executions and confirmations. All customer orders are treated with strict confidentiality and anonymity, allowing for the best execution with the least market impact. In addition, Henderson Brothers' customers are given all the benefits of straight-through, seamless trade processing. Henderson Brothers clears and delivers the trades directly to its customers' depository accounts.

Proprietary Trading

      In 1995, we initiated a proprietary trading program, seeking to leverage our trading and market experience. Our strategy is short-term oriented, and most of our positions are intra-day and not held overnight. Our six traders focus primarily on stocks listed on the NYSE. In 2000, we derived 0.5% of our revenues from our proprietary trading. Our proprietary trading desk utilizes a Windows NT based trade reporting system which captures all trades executed by the trading desk and marks all positions to market. We are not permitted to trade in stocks for which we act as specialist.

      We have taken the following actions to manage the risks associated with our proprietary trading:

      o for 2000, we have limited our capital commitment for our proprietary trading to an aggregate maximum of $21.5 million intra-day and overnight positions of up to $13.5 million per day;

      o each of our non-executive proprietary traders has specific trading limits, which may not be exceeded without the approval of executive management. Our most experienced trader may invest up to $12.0 million per day and may hold overnight positions up to $7.5 million. Each of our other traders has daily investment limits of $5.0 million or less and overnight investment limits of $3.0 million or less, depending on their experience;

      o one of our managing directors oversees all of our proprietary trading and has the authority to instruct the proprietary trading desk to liquidate positions or otherwise reduce risk. He reports directly to Michael LaBranche, our Chairman, Chief Executive Officer and President.

Specialist Companies

      As of December 31, 2000, we acted as specialist for 386 common stocks listed on the NYSE. As of March 23, 2001, with the acquisition of RPM, we acted as specialist for 512 common stock listings. Our listed companies operate in a variety of industries including financial services, media, oil and gas, retail, technology and telecommunications. They range in market capitalization from some of the smallest on the NYSE to some of its largest and well-known corporations. Included in our 386 common stock listings as of December 31, 2000 were 69 foreign listings on the NYSE. As of March 23, 2001, we represented 98 foreign listings on the NYSE, including 30 as a result of our recent acquisition of RPM. The following is a list of our top 50 listed companies in terms of market capitalization as of March 23, 2001 in order of their respective global market capitalizations (read in descending order from top to bottom, left to right):

Exxon Mobil Corporation                       Taiwan Semiconductor Manufacturing Company
Merck & Co., Inc.                             American Express Company
GlaxoSmithKline plc                           AT&T Wireless Group, Inc.
Toyota Motor Corporation                      Du Pont (E.I.) de Nemours and Company
SBC Communications Inc.                       Federal Home Loan Mortgage Corp.
Nokia Corporation                             Banco Bilbao Vizcaya Argentaria S.A.
Bristol-Meyers Squibb Company                 Minnesota Mining & Manufacturing Company
HSBC Holdings plc                             Enel S.p.A.
Nippon Telegraph and Telephone Corporation    U.S. Bancorp
Berkshire Hathaway, Inc. Class A              Lucent Technologies Inc.
Novartis AG                                   Schlumberger Limited
Philip Morris Companies Inc.                  Koninklijke Philips Electronics N.V.
AT&T Corp.                                    Compaq Computer Corporation
Tyco International Ltd.                       Diageo plc
Wells Fargo & Company                         PetroChina Company Ltd
Viacom Inc.                                   First Union Corporation
United Parcel Service, Inc.                   The News Corporation Limited
Morgan Stanley Dean Witter & Co.              Clear Channel Communications, Inc.
ING Groep N.V.                                Household International, Inc.
Qwest Communications International            ABN Amro Holding N.V.
Chevron Corporation                           Emerson Electric Co.
Schering-Plough Corp.                         First Data Corp.
Medtronic, Inc.                               United Microelectronics Corporation
Ford Motor Corp.                              Lowes Companies, Inc.
TOTAL Fina Elf S.A.                           CVS Corporation

Marketing

      It is a priority for our management to proactively identify potential listing companies before the allocation process begins. We contact these companies and commence our marketing efforts upon determining that they are considering listing on the NYSE. Our marketing efforts typically consist of members of our management group visiting with the companies that are considering listing on the NYSE and describing our services. We also provide written literature describing our operations, our listed companies, our 76-year history as a specialist firm and our industry in general.

Regulatory Matters

General

      The securities industry in the United States, including all broker-dealers, is subject to regulation under both federal and state laws. In addition, the SEC and the NYSE require compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets.

      As a broker-dealer, we are subject to regulations concerning operational and financial aspects of our business. We are subject to registration requirements with various government entities and self-regulatory organizations, commonly referred to as SROs, with which we must comply before we can conduct our business. We are also subject to laws, rules and regulations forcing us to comply with financial reporting requirements, trade practices, capital structure requirements, and record retention requirements governing the conduct of our directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of our directors, officers or employees, and other adverse consequences, which could have an adverse effect on our business.

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

Capital Requirements

      As a broker-dealer, we are subject to SEC Rule 15c3-1, which requires minimum net regulatory capital. We are required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of our aggregate indebtedness, as defined. At December 31, 2000, our net capital, as defined by this rule, was $293.4 million and exceeded minimum requirements by $290.3 million.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Effective October 30, 2000, with SEC approval, the NYSE changed Rule 104, its minimum net liquid asset requirements. Specialist units that exceed five percent in any of the NYSE's four concentration measures must maintain minimum net liquid assets based upon the securities for which they act as the specialist. The requirements state that the net liquid assets must be equivalent to $4.0 million for each stock in the Dow Jones Industrial Average, $2.0 million for each stock in the S&P 100 Stock Price Index, excluding stocks included in the previous classification, $1.0 million for each stock in the S&P 500 Stock Price Index, excluding stock included in the previous classifications, $500,000 for each common stock, excluding bond funds and stocks included in the previous classifications, and $100,000 for each stock not included in any of the above classifications. In addition, the NYSE requires any new specialist entities that result from a merger, acquisition, consolidation or other combination of specialist entities to maintain net liquid assets equivalent to the greater of either: (1) the aggregate net liquid assets of the specialist entities prior to their combination or (2) the new capital requirements prescribed under Rule 104. Net liquid assets for a specialist who also engages in transactions other than specialist activities is based upon its excess net capital as determined in accordance with SEC Rule 15c3-1. As of December 31, 2000, LaBranche & Co. LLC's net liquid asset requirement was $284.3 million, and its actual net liquid assets were approximately $305.0 million. As of March 23, 2001, LaBranche & Co. LLC's net liquid asset requirement had increased to $405.0 million as a result of the RPM acqusition, and its actual net liquid assets at that time exceeded this requirement.

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

      The following is a list of the top ten specialist units as of December 31, 2000, based on their number of common stock listings:

      o     Fleet Specialists, Inc.

      o Spear, Leeds & Kellogg, L.P. (recently acquired by The Goldman Sachs Group, Inc.)

      o     LaBranche & Co. LLC

      o     Van Der Moolen Specialists USA, LLC

      o Wagner, Stott, Mercator LLC (pending acquisition by Bear/Hunter Specialists, LLC)

      o     ROBB PECK McCOOEY Specialist Corporation (acquired by us in March
            2001)

      o     Bear/Hunter Specialists, LLC

      o     Performance Specialist Group LLC

      o Benjamin Jacobson & Sons LLC (recently acquired by The Goldman Sachs Group, Inc.)

      o     Susquehanna Specialists, Inc.

      The competition for obtaining new listed companies is intense. We expect competition to continue and intensify in the future. Some of our competitors may have greater financial resources than we have and may also have greater name recognition. These competitors may be able to respond more quickly to new or evolving opportunities. They may also be able to undertake more extensive promotional activities to attract new listing companies. In addition, the specialist industry has recently been consolidating. The combined companies resulting from the consolidation may have a stronger capital position. This trend has intensified the competition in our industry. We cannot be sure that we will be able to compete effectively with our competitors. We also cannot be sure that the competitive pressures we face will not have an adverse effect on our business, financial condition and/or operating results.

      o     NYSE-listed stocks may be traded:

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

Employees

      As of December 31, 2000, we had 267 full-time employees, including 44 managing directors. As of March 23, 2001, excluding employees acquired as a result of recent acquisitions, we had 284 full time employees, including 51 managing directors with:

      o 77 specialists, including 47 managing directors and two AMEX options specialists;

      o     three two dollar floor brokers;

      o     six traders in our proprietary trading department;

      o     146 trading assistants;

      o     seven corporate relations department employees; and

      o 45 management, administration and finance staff, including four managing directors.

         Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage. We consider our employee relations to be good. As a result of our RPM acquisition and other recent acquisitions we now employ an additional 225 full time employees, which includes 27 specialists and 10 managing directors.

Item 2. PROPERTIES.

      Our offices are located at One Exchange Plaza, New York, New York. We lease approximately 36,000 square feet under four separate leases, expiring in January 2008. In addition, we lease four trading posts on the floor of the NYSE. As a result of our acquisition of RPM, we now lease an additional post on the floor of the NYSE and approximately 42,300 square feet of office space located at 20 Broad Street, 14 Wall Street and One Exchange Plaza in New York, New York. In addition, as a result of our recent acquisition of ITTI, we lease approximately 7,425 square feet of office space at 15 Maiden Lane, New York, New York. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the immediate future.

Item 3. LEGAL PROCEEDINGS.

      We are not a party to any material legal proceeding.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information and Holders

      Our common stock is quoted on the NYSE under the symbol "LAB." The following table sets forth the range of high and low closing sales prices for our common stock on the NYSE for the periods indicated since our initial public offering in August 19, 1999:

         Fiscal 1999                                         High          Low
         -----------                                         ----          ---

         Third Quarter
            (August 19, 1999  to  September 30, 1999)      $14.25       $11.19

         Fourth Quarter                                     13.38         9.38

         Fiscal 2000
         -----------

         First Quarter                                      15.38        11.31

         Second Quarter                                     17.63        11.13

         Third Quarter                                      36.25        15.44

         Fourth Quarter                                     39.63        22.19

         Fiscal 2001
         -----------

         First Quarter
            (through March 23, 2001)                        51.03        27.69

      As of March 23, 2001, we had 150 stockholders of record of our common stock and an estimated 3,661 beneficial owners. The closing sale price of our common stock on March 23, 2001 was $37.10 per share.

Dividend Policy

      We have never paid cash dividends on our common stock. We do not expect to declare or pay any dividends on our common stock in the foreseeable future, but instead intend to retain all earnings, if any, to invest in our operations. The payment of future dividends is within the discretion of our board of directors and will depend upon our future earnings, if any, our capital requirements, financial condition and other relevant factors.

      Pursuant to the merger agreement with RPM, we issued 100,000 shares of our Series A preferred stock. Each outstanding share of our Series A preferred stock entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% of the liquidation preference per share until the fourth anniversary of the closing of the merger, 10% until the fifth anniversary of the closing, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter), commencing on July 1, 2001. Dividends on the issued and outstanding shares of Series A preferred stock will be preferred and cumulative and will accrue from day to day from the date on which they are originally issued.

Recent Sales of Unregistered Securities

      As part of our acquisition of Webco on March 9, 2000, we issued an aggregate of 2,799,984 shares of our stock, $11.0 million in cash and senior promissory notes in the aggregate principal amount of $3.0 million, each bearing an interest rate of 10.0% per annum.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The selected consolidated financial data set forth below for the years ended December 31, 1998, 1999 and 2000 and as of December 31, 1999 and 2000 have been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this filing. The selected consolidated financial data set forth below for the years ended December 31, 1996 and 1997 and as of December 31, 1996, 1997 and 1998 have been derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, which are not included elsewhere in this filing. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this filing.

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                              2000       1999       1998       1997       1996
                                                              ----       ----       ----       ----       ----
   STATEMENT OF OPERATIONS DATA:                                               (In thousands)
   Revenues:
   Net gain on principal transactions ...................   $282,948   $150,971   $ 95,048   $ 47,817   $ 37,113
   Commissions ..........................................     45,381     37,222     26,576     15,186     10,180
   Other ................................................     16,480     12,844      4,787      4,637      2,643
                                                            --------   --------   --------   --------   --------
   Total revenues .......................................    344,809    201,037    126,411     67,640     49,936
                                                            --------   --------   --------   --------   --------
Expenses:
   Employee compensation and benefits ...................     88,759     34,268     13,921      8,108     11,098
   Lease of exchange memberships ........................     10,933      8,416      6,568      3,727      2,468
   Interest .............................................     41,893      8,286      3,577      1,566        331
   Depreciation and amortization of intangibles .........     18,476      5,144      3,020        737         --
   Exchange, clearing and brokerage fees ................      5,148      3,601      2,778      2,042      1,514
   Legal and professional fees ..........................      1,868      1,622        916        620        170
   Occupancy ............................................      1,310        998        747        465        435
   Communications .......................................      1,500      1,193        964        709        495
   Other ................................................      8,345      3,041      2,285      1,934        642
                                                            --------   --------   --------   --------   --------
   Total expenses before managing directors'
    compensation, limited partners' interest in earnings
    of subsidiary and provision for income taxes .........   178,232     66,569     34,776     19,908     17,153
                                                            --------   --------   --------   --------   --------
   Income before managing directors' compensation,
    limited partners' interest in earnings of subsidiary
    and provision for income taxes .......................   166,577    134,468     91,635     47,732     32,783
   Managing directors' compensation .....................         --     56,191     58,783     30,008     23,235
                                                            --------   --------   --------   --------   --------
   Income before limited partners' interest in earnings
    of subsidiary and provision for income taxes .........   166,577     78,277     32,852     17,724      9,548
   Limited partners' interest in earnings of subsidiary .         --     25,344     26,292     14,354      9,638
                                                            --------   --------   --------   --------   --------
   Income (loss) before provision for income taxes ......    166,577     52,933      6,560      3,370        (90)
   Provision for income taxes ...........................     84,654     23,899      3,900      1,881      1,602
                                                            --------   --------   --------   --------   --------
   Net income (loss) ....................................   $ 81,923   $ 29,034   $  2,660   $  1,489   $ (1,692)
                                                            ========   ========   ========   ========   ========

                                                              As of December 31,
                                                              ------------------
                                           2000          1999        1998         1997         1996
                                           ----          ----        ----         ----         ----
BALANCE SHEET DATA:                                             (In thousands)
Cash and short term investments .....   $  289,941   $  109,196   $   25,822   $   17,989   $   16,479
Working capital .....................      366,527      229,454      104,250       62,562       27,694
Total assets ........................    1,004,122      505,896      272,201      157,754       78,918
Total long-term indebtedness (1) ....      397,828      162,330       48,073       31,423        2,919
Members' capital/stockholders' equity      370,901      251,972       77,093       37,658       13,735

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

Overview

      Organized in 1999 in connection with the reorganization of LaBranche & Co. from partnership to corporate form and the related initial public offering of our common stock, LaBranche & Co Inc. is the sole member of LaBranche & Co. LLC and the sole stockholder of Henderson Brothers, Inc. ("Henderson Brothers"). Our subsidiary LaBranche & Co. LLC is one of the oldest and largest specialist firms on the New York Stock Exchange, Inc. Our Henderson Brothers subsidiary provides securities clearing services to customers of several introducing brokers and provides direct access floor brokerage services to institutional customers. Our business has grown considerably during the past five years. We have accomplished this growth both internally and through acquisitions. Our revenues increased from $49.9 million in 1996 to $344.8 million in 2000, representing a compound annual growth rate of 62.1%. During the same period, we increased the number of our common stock listings from 125 to 386.

Revenues

      Our revenues consist primarily of net gain earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist activities. Net gain on principal transactions represents trading gains net of trading losses and transaction fees, and is earned by us when we act as principal buying and selling our specialist stocks and options.

These revenues are primarily affected by changes in share volume and fluctuations in price in our specialist stocks and options. Share volume for our specialist stocks has historically been driven by general trends in NYSE trading volume, as well as factors affecting listed companies, including merger and acquisition activity, stock splits, greater frequency of company news releases (e.g., earnings guidance and reports), heightened research analyst coverage and investor sentiment. Commissions revenue consists primarily of commissions we earn when acting as agent to match buyers and sellers for limit orders executed by us on behalf of brokers after a specified period of time; we do not earn commissions when we match market orders. Commissions revenue is primarily affected by share volume of the trades executed by us as agent. Other revenue consists of proprietary trading revenue, fees from clearance operations, an investment in a hedge fund and interest income. For the year ended December 31, 2000, net gain on principal transactions represented 82.1% of our total revenues, commissions revenue represented 13.2% of our total revenues, and other revenue represented 4.7% of our total revenues. The respective percentages for the prior year were 75.1%, 18.5% and 6.4%.

Expenses

      Our largest operating expense is employee compensation and related benefits, which primarily consist of salaries and wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid to managing directors, trading professionals and other employees based on our profitability and the employee's overall performance.

      Prior to our reorganization from partnership to corporate form in August 1999, a large portion of the compensation payments to our managing directors had not been presented as part of operating expenses. The aggregate amount of these compensation payments generally approximated the interest of LaB Investing Co. L.L.C., formerly the general partner of LaBranche & Co., in the income of LaBranche & Co., before managing directors' compensation. Generally, these payments of compensation were allocated among our managing directors based on their respective percentage interests in the profits of LaB Investing Co. L.L.C. Subsequent to the reorganization transactions, we include payments to managing directors in employee compensation and related benefits expense. Therefore, historical income before managing directors' compensation, limited partners' interest in earnings of subsidiary and provision for income taxes for 1999 and years prior, understates our operating costs when compared to our present corporate structure.

Reorganization Transactions

      On August 24, 1999, we reorganized from partnership to corporate form. Prior to the reorganization, we operated as LaBranche & Co., a limited partnership and LaB Investing Co. L.L.C., a limited liability company and the general partner of LaBranche & Co. As part of the reorganization, we redeemed limited partnership interests in LaBranche & Co. and redeemed or purchased all membership interests in LaB Investing Co. L.L.C. in exchange for a combination of cash, indebtedness and common stock of LaBranche & Co Inc. The redemption of the limited partnership interests was accounted for as a step acquisition under the purchase method of accounting. The excess of purchase price over the limited partners' capital accounts of $127.4 million was allocated to intangible assets. Following the reorganization, LaBranche & Co Inc. became a holding corporation whose assets consisted primarily of ownership interests in LaBranche & Co. and LaB Investing Co. L.L.C. As of June 30, 2000, LaB Investing Co. L.L.C. was merged with and into LaBranche & Co. and on the same date, LaBranche & Co. converted into a limited liability company and changed its name to LaBranche & Co. LLC. As a result, LaBranche & Co Inc. became, and continues to be, the sole member of our specialist subsidiary, LaBranche & Co. LLC.

      Simultaneously with the reorganization, we completed an initial public offering of 10,500,000 shares of our common stock at a price of $14.00 per share. In addition, we incurred indebtedness of approximately $100.0 million through our 9 1/2% Senior Note offering and $16.0 million through the issuance of other senior indebtedness to a former limited partner. In addition, LaBranche & Co. incurred $350,000 of subordinated indebtedness.

Income Taxes

      As a partnership, we were not subject to U.S. federal, state and local income taxes, apart from the 4% New York City unincorporated business tax. As part of our restructuring to a corporation, we are subject to U.S. federal, state and local income taxes.

Completed Acquisitions

      In the third quarter of 1998, we acquired substantially all the assets of Fowler, Rosenau & Geary, LLC ( "Fowler, Rosenau"). The acquisition was accounted for under the purchase method and the excess of cost over estimated fair value of the net assets acquired, totaling $25.8 million, was allocated to goodwill. The results of the specialist operations formerly conducted by Fowler, Rosenau have been included in our consolidated financial statements since July 1, 1998.

      In March 2000, we completed the acquisition of Henderson Brothers in which we acquired all their outstanding capital stock for approximately $228.4 million in cash. In addition, on March 9, 2000, we acquired Webco Securities, Inc. ("Webco") through a merger for 2.8 million shares of our common stock, $11.0 million in cash and senior promissory notes in the aggregate principal amount of $3.0 million, each bearing an interest rate of 10.0% per annum. These acquisitions were accounted for under the purchase method and the excess of cost over estimated fair value of the net assets acquired of $204.9 million for Henderson Brothers and $28.8 million for Webco was allocated to intangible assets. The results of specialist operations of each of these acquired companies are included in our consolidated financial statements beginning on the date of completion of its acquisition.

      In December 2000, we acquired an American Stock Exchange ("AMEX") specialist unit from a joint venture of Midland Trading L.P., Pal-Bro Partners L.L.C. and Cohen Specialists L.L.C. The acquisition was accounted for under the purchase method of accounting. The results of the

AMEX specialist unit operations have been included in our consolidated financial statements since December 21, 2000. The excess of purchase price over fair value of approximately $3.8 million was allocated to goodwill.

      On March 15, 2001, we acquired ROBB PECK McCOOEY Financial Services, Inc. ("Robb Peck McCooey") for an aggregate of approximately 6.9 million shares of our common stock and shares of nonconvertible preferred stock having an aggregate face value of approximately $100.0 million and an estimated fair value of approximately $89.1 million. In addition, all obligations under Robb Peck McCooey's outstanding option agreements with employees were assumed, with each option to purchase Robb Peck McCooey common stock having been replaced with an immediately exercisable option to purchase 98.778 shares of our common stock. The purchase price is estimated to approximate $434.1 million, the majority of which will be allocated to intangible assets.

Results of Operations

      The following table sets forth the statement of operations data for the years indicated as a percentage of total revenues:

                                                                                   For the Years Ended December 31,
                                                                                        2000     1999     1998
                                                                                        ----     ----     ----
 REVENUES:
Net gain on principal transactions .................................................    82.1%    75.1%    75.2%
Commissions ........................................................................    13.2     18.5     21.0
Other ..............................................................................     4.7      6.4      3.8
                                                                                       -----    -----    -----
  Total revenues ...................................................................   100.0    100.0    100.0
                                                                                       -----    -----    -----
 EXPENSES:
Employee compensation and related benefits .........................................    25.7     17.0     11.0
Interest ...........................................................................    12.2      4.1      2.8
Depreciation and amortization of intangibles .......................................     5.4      2.5      2.4
Lease of exchange memberships ......................................................     3.2      4.2      5.2
Exchange, clearing and brokerage fees ..............................................     1.5      1.8      2.2
Legal and professional fees ........................................................     0.6      0.8      0.7
Occupancy ..........................................................................     0.4      0.5      0.6
Communications .....................................................................     0.4      0.6      0.8
Other ..............................................................................     2.4      1.5      1.8
                                                                                       -----    -----    -----
  Total expenses before managing directors' compensation, limited partners'
 interest in earnings of subsidiary and provision for income taxes .................    51.8     33.0     27.5
                                                                                       -----    -----    -----
Income before managing directors' compensation, limited partners' interest in
 earnings of subsidiary and provision for income taxes .............................    48.2     67.0     72.5
MANAGING DIRECTORS' COMPENSATION ...................................................      --     28.0     46.5
                                                                                       -----    -----    -----
Income before limited partners' interest in earnings of subsidiary and provision for
 income taxes ......................................................................    48.2     39.0     26.0
LIMITED PARTNERS' INTEREST IN EARNINGS OF SUBSIDIARY ...............................      --     12.6     20.8
                                                                                       -----    -----    -----
Income before provision for income taxes ...........................................    48.2     26.4      5.2
PROVISION FOR INCOME TAXES .........................................................    24.6     11.9      3.1
                                                                                       -----    -----    -----
Net income .........................................................................    23.6%    14.5%     2.1%
                                                                                       =====    =====    =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

      Total revenues increased 71.5% to $344.8 million for 2000, from $201.0 million for 1999, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 87.4% to $282.9 million for 2000, from $151.0 million for 1999. This increase was primarily due to the Henderson Brothers and Webco acquisitions in March 2000, as a result of which we became the specialist for 147 additional common stock listings, as well as increased share volume in principal trading in our specialist stocks traded on the NYSE. Our share volume as principal increased 87.5% to 18.0 billion shares for 2000, from 9.6 billion shares for 1999.

      Commissions revenue increased 22.0% to $45.4 million for 2000, from $37.2 million for 1999. This increase was primarily due to the increase in the number of our common stock listings as a result of the Henderson Brothers and Webco acquisitions and to increased share volume in our specialist stocks traded on the NYSE in which we acted as agent. The share volume executed by us as agent in our specialist stocks increased 36.6% to 5.6 billion shares for 2000, from 4.1 billion shares for 1999.

      Other revenue increased 28.9% to $16.5 million for 2000, from $12.8 million for 1999. This increase was primarily due to an increase in our interest income, which was also offset by a decrease in our proprietary trading revenues and other investments.

Expenses

      Total expenses before managing directors' compensation, limited partners' interest in earnings of subsidiary and provision for income taxes increased 167.6% to $178.2 million for 2000 from $66.6 million for 1999.

      Employee compensation and related benefits increased 158.9% to $88.8 million for 2000, from $34.3 million for 1999. This increase was primarily due to the inclusion of managing directors' salary, incentive-based compensation and related benefits in employee compensation subsequent to our reorganization, and due to the Henderson Brothers and Webco acquisitions that resulted in our employment of 97 additional individuals as of the respective acquisition dates. As a percentage of total revenues, employee compensation increased to 25.7% of total revenues for 2000, from 17.0% of total revenues for 1999.

      Interest expense increased 404.8% to $41.9 million for 2000, from $8.3 million for 1999. This increase was primarily due to the issuance, in connection with the Henderson Brothers and Webco acquisitions, of $250.0 million of indebtedness that began accruing interest on March 2, 2000. In addition, the increase was due to the issuance of $116.4 million of indebtedness, in connection with our reorganization, that began accruing interest from August 24, 1999. As a percentage of total revenues, interest increased to 12.2% of total revenues for 2000, from 4.1% of total revenues for 1999.

      Depreciation and amortization of intangibles expense increased 262.8% to $18.5 million for 2000, from $5.1 million for 1999. Amortization of intangibles increased as a result of the $233.7 million of intangible assets recorded as a result of our acquisition of Henderson Brothers and Webco and incurring a full year of amortization of intangibles in 2000 related to the redemption of limited partnership interest in 1999. As a percentage of total revenues, depreciation and amortization of intangibles increased to 5.4% of total revenues for 2000, from 2.5% of total revenues for 1999.

      Lease of exchange memberships expense increased 29.8% to $10.9 million for 2000, from $8.4 million for 1999. This increase was due to the increase in the number of leased memberships from 44 to 50, and was also due to an increase in the average annual leasing cost of a membership from approximately $192,000 to $276,000. As a percentage of total revenues, however, lease of exchange memberships decreased to 3.2% of total revenues for 2000, from 4.2% of total revenues for 1999.

      Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE primarily include fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 41.7% to $5.1 million for 2000, from $3.6 million for 1999. This increase was primarily due to the increased trading volumes as a result of the Henderson Brothers and Webco acquisitions.

      Legal and professional fees increased 18.8% to $1.9 million for 2000, from $1.6 million for 1999. This increase was primarily the result of increased legal and filing fees associated with various filings and acquisitions.

      Occupancy expense increased 30.0% to $1.3 million for 2000, from $1.0 million for 1999. This increase was primarily the result of the leasing of additional office space due to the Henderson Brothers and Webco acquisitions.

      Communications expense increased 25.0% to $1.5 million for 2000, from $1.2 million for 1999. This increase was primarily the result of additional telephone, data retrieval and informational services utilized due to the growth of our business.

      Other expenses increased 176.7% to $8.3 million for 2000, from $3.0 million for 1999. This increase was primarily due to additional fees incurred in connection with the increase and extension of our line-of-credit with a U.S. commercial bank, increased charitable contributions, as well as an increase in advertising and promotional costs.

Income before Managing Directors' Compensation, Limited Partners' Earnings in Interest of Subsidiary and Provision for Income Taxes

      Income before managing directors' compensation, limited partners' interest in earnings of subsidiary and before provision for income taxes increased 23.9% to $166.6 million for 2000, from $134.5 million for the same period in 1999. This increase was primarily due to the additional revenues generated by the Henderson Brothers and Webco acquisitions which was offset by the inclusion of managing directors' salary and incentive-based compensation in employee compensation and related benefits and the additional interest and amortization of intangibles expense as a result of the acquisitions.

Income Taxes

      Provision for income taxes increased 254.4% to $84.7 million for 2000, from $23.9 million for 1999, as a result of a full year of federal, state and local income taxes to which we are subject as a result of our reorganization from partnership to corporate form in 1999 and our increased profitability.

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

      Employee compensation and related benefits increased 146.8% to $34.3 million for 1999, from $13.9 million for 1998. This increase was due to the Fowler, Rosenau acquisition on July 1, 1998, which resulted in our employment of 36 additional individuals, and to the inclusion of managing directors' salary, incentive-based bonus and related benefits in employee compensation from the date of our reorganization. As a percentage of total revenues, employee compensation increased to 17.0% of total revenues for 1999, from 11.0% of total revenues for 1998.

      Interest expense increased 130.6% to $8.3 million for 1999, from $3.6 million for 1998. This increase was primarily due to the issuance of $116.4 million of indebtedness which began accruing interest on August 24, 1999.

      Depreciation and amortization of intangibles increased 70.0% to $5.1 million for 1999, from $3.0 million for 1998. Amortization of intangibles increased as a result of the Fowler, Rosenau acquisition, as well as the $127.4 million of intangible assets recorded as a result of our acquisition of all of the limited partnership interests in LaBranche & Co. in connection with our reorganization transactions.

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

      Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE include primarily fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 28.6% to $3.6 million for 1999, from $2.8 million for 1998. This increase was primarily attributable to an increase in share volume.

      Legal and professional fees increased 74.7% to $1.6 million for 1999, from $916,000 for 1998. This increase was primarily the result of increased legal and accounting fees due to our reorganization transactions.

      Occupancy expense increased 33.9% to $1.0 million for 1999, from $747,000 for 1998. This increase was primarily the result of the leasing of additional office space.

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

      Managing directors' compensation decreased 4.4% to $56.2 million for 1999, from $58.8 million for 1998 as a result of the inclusion of managing directors' salary, incentive-based bonus and related benefits in employee compensation from the date of our reorganization transactions.

      Limited partners' interest in earnings of subsidiary decreased 3.8% to $25.3 million for 1999, from $26.3 million for 1998 as a result of our reorganization, at which time we acquired all of the limited partnership interests in LaBranche & Co.

Income Taxes

      Provision for income taxes increased 512.8% to $23.9 million for 1999, from $3.9 million for 1998 as a result of an increase in our profitability and the federal, state and local income taxes to which we are subject as a result of our reorganization from partnership to corporate form.

Liquidity

      Prior to our initial public offering of common stock and the concurrent offering of our 9 1/2% Senior Notes, we had financed our business primarily through members' capital and the issuance of cash subordinated indebtedness. As of December 31, 2000, we had $1,004.1 million in assets, of which $289.9 million consisted of cash and short-term investments primarily in commercial paper maturing within three months and overnight repurchase agreements. As of December 31, 1999, we had $505.9 million in assets, $109.2 million of which consisted of cash and short-term investments, which primarily consist of commercial paper maturing within seven days.

      In February 2000, we increased and extended our line-of-credit with a U.S. commercial bank to $200.0 million from $100.0 million and extended it again in January 2001 until February 1, 2002. Amounts outstanding under the U.S. commercial bank credit facility would be secured by our inventory of specialist stocks and bear interest at the U.S. commercial bank's broker loan rate. To date, we have not utilized this facility.

      As of December 31, 2000 and December 31, 1999, the subordinated debt of LaBranche & Co. LLC totaled $41.9 million and $46.5 million (excluding subordinated liabilities related to contributed exchange memberships), respectively. Of this amount, $35.0 million represented senior subordinated debt privately placed pursuant to several note purchase agreements. Of this $35.0 million, $20.0 million matures on September 15, 2002 and bears interest at an annual rate of 8.17%, payable on a quarterly basis, and $15.0 million matures on June 3, 2008 and bears interest at an annual rate of 7.69%, payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche & Co. LLC. As of December 31, 2000 subordinated debt totaling $6.9 million represents junior subordinated debt of LaBranche & Co. LLC placed with former limited partners, their family members and our employees. This debt has maturities ranging from the second half of 2001 through the first half of 2002, and bears interest at an annual rate between 8.0% and 10.0%, payable on a quarterly basis. The agreements relating to the junior subordinated debt generally have automatic rollover provisions, which extend the maturities for an additional year, unless the lender provides notice at least seven months prior to maturity.

      Concurrently with the initial public offering of our common stock and the offering of our 9 1/2% Senior Notes and as part of the reorganization of our firm from partnership to corporate form, we acquired all the limited partnership interests in LaBranche & Co. and the entire membership interest in LaB Investing Co. L.L.C. for shares of our common stock, cash in the aggregate amount of $149.2 million and subordinated debt. As of June 30, 2000, LaB Investing Co. L.L.C. was merged with and into LaBranche & Co. and on the same date, LaBranche & Co. converted into a limited liability company.

      On August 24, 1999, we issued $100.0 million aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 9 1/2% annually and mature in August 2004. The indenture covering the Senior Notes includes certain covenants that, among other things, limit our ability to borrow money, pay dividends on our stock or purchase our stock, make investments, engage in transactions with stockholders and affiliates, create liens on our assets, and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions.

      At approximately the same time as our 9 1/2% Senior Note offering and the initial public offering of our common stock, we issued a $16.0 million senior note as partial payment for the acquisition of a certain limited partnership interest in LaBranche & Co. The note is payable in three installments with $6.0 million of the aggregate principal amount already having been paid on the first anniversary of issuance. The remaining principal amount is payable in $5.0 million installments on each of the second and third anniversaries of issuance and bears interest at the annual rate of 9 1/2%. LaBranche & Co. also entered into a $350,000 cash subordinated loan agreement, bearing interest at an annual rate of 8.0%, in connection with the acquisition of a certain limited partner interest.

      On March 2, 2000, we issued $250.0 million aggregate principal amount of Senior Subordinated Notes. These Senior Subordinated Notes bear interest at a rate of 12.0% annually and mature in March 2007. The indenture covering the Senior Subordinated Notes includes certain covenants that, among other things, limit our ability to borrow money, pay dividends on our stock or purchase our stock, make investments, engage in transactions with stockholders and affiliates, create liens on our assets, and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions.

      The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to our Excess Cash Flow at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder of Senior Subordinated Notes is entitled to be offered a pro rata share of the amount subject to redemption based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. Excess Cash Flow is defined for this purpose as 40% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. As of December 31, 2000 our Excess Cash Flow, as calculated, was approximately $9.9 million, and accordingly $280,000 was accrued as additional interest expense during the year ended 2000.

      In connection with the Webco acquisition, we issued $3.0 million in aggregate principal amount of unsecured senior promissory notes to former stockholders of Webco. The senior promissory notes bear interest at an annual rate of 10.0%. Of the aggregate principal amount, $500,000 has already been repaid. The remaining $2.5 million is due September 9, 2001 and will be subject to set off for any amounts for which the former stockholders of Webco may be obligated to indemnify us for any breaches of their or Webco's representations, warranties and covenants under the Webco acquisition agreement.

      As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer.

      At December 31, 2000, LaBranche & Co. LLC had net capital of $293.4 million, which was $290.3 million in excess of its required net capital of $3.1 million. At December 31, 1999,

LaBranche & Co. LLC had net capital of $161.4 million, which was $159.9 million in excess of its required net capital of $1.5 million.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Effective October 30, 2000, with SEC approval, the NYSE changed Rule 104, its minimum net liquid asset requirements. Specialist units that exceed five percent in any of the NYSE's four concentration measures must maintain minimum net liquid assets based upon the securities for which they act as the specialist. The requirements state that the net liquid assets must be equivalent to $4.0 million for each stock in the Dow Jones Industrial Average, $2.0 million for each stock in the S&P 100 Stock Price Index, excluding stocks included in the previous classification, $1.0 million for each stock in the S&P 500 Stock Price Index, excluding stock included in the previous classifications, $500,000 for each common stock, excluding bond funds and stocks included in the previous classifications, and $100,000 for each stock not included in any of the above classifications. In addition, the NYSE requires any new specialist entities that result from a merger, acquisition, consolidation or other combination of specialist entities to maintain net liquid assets equivalent to the greater of either: (1) the aggregate net liquid assets of the specialist entities prior to their combination or (2) the new capital requirements prescribed under Rule 104. Net liquid assets for a specialist who also engages in transactions other than specialist activities is based upon its excess net capital as determined in accordance with SEC Rule 15c3-1. Currently, LaBranche & Co. LLC's net liquid asset requirement is $284.3 million. As of December 31, 2000, LaBranche & Co. LLC's actual net liquid assets were approximately $305.0 million. As of December 31, 1999, LaBranche & Co. LLC's NYSE minimum required dollar amount of net liquid assets was $93.6 million compared to actual net liquid assets of approximately $175.9 million.

      Failure to maintain the required net capital and net liquid assets may subject us to suspension or revocation of SEC registration or suspension or expulsion by the NYSE.

      During the year ended December 31, 2000, we contributed additional capital to LaBranche & Co. LLC in a net aggregate amount of approximately $216.2 million. Of this amount, $266.0 million represented net assets of Henderson Brothers and Webco, which we contributed to LaBranche & Co. LLC immediately upon our acquisitions of those firms. During the fourth quarter of 1999, we contributed additional capital to LaBranche & Co. LLC in a net aggregate amount of approximately $30.1 million.

      As a clearing broker, our Henderson Brothers subsidiary is required to maintain minimum net capital of $250,000 pursuant to SEC Rule 15c3-1. As of December 31, 2000, Henderson Brothers had net capital of $8.5 million, which was $8.2 million in excess of its required minimum net capital.

      Henderson Brothers has also elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB Calculation"), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by

Henderson Brothers as allowable assets in the correspondents' net capital calculation. At December 31, 2000, Henderson Brothers had a reserve requirement of approximately $343,383. Additionally, the firm had approximately $394,700 of cash on deposit in a Special Reserve Bank Account as of January 3, 2001.

      We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our anticipated working capital, regulatory capital and capital expenditure requirements through the end of 2001.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      A majority of our specialist related revenues are derived from trading by us as principal. We also operate a proprietary trading desk separately from our NYSE and AMEX specialist operations, which generated 0.5% of our total revenues for the year ended December 31, 2000 and 3.3% of our total revenues for the year ended December 31, 1999. We may incur trading losses as a result of these trading activities. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities could result in a reduction of our revenues and operating profits.

      We have developed a risk management process, which is intended to balance our ability to profit from our specialist activities with our exposure to potential losses. In addition, we have trading limits relating to our proprietary trading activities.

      Although we have adopted risk management policies, we cannot be sure that these policies have been formulated properly to identify or limit our risks. Even if these policies are formulated properly, we cannot be sure that we will successfully implement these policies. As a result, we may not be able to manage our risks successfully or avoid trading losses.

      Henderson Brothers' clearance activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose Henderson Brothers to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and Henderson Brothers has to purchase or sell securities at a loss. For margin transactions, Henderson Brothers may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

      Henderson Brothers seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Henderson Brothers monitors margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

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

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

      The information set forth under the caption "Directors and Executive Officers" in our definitive proxy statement to be used in connection with our 2001 Annual Meeting of Stockholders is incorporated by reference.

Item 11. EXECUTIVE COMPENSATION.

      The information set forth under the caption "Executive Compensation" in our definitive proxy statement to be used in connection with our 2001 Annual Meeting of Stockholders is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in our definitive proxy statement to be used in connection with our 2001 Annual Meeting of Stockholders is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement to be used in connection with our 2001 Annual Meeting of Stockholders is incorporated by reference.

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

2.1   Plan of Incorporation of LaBranche & Co.*
2.2 Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto.*
3.1   Amended and Restated Certificate of Incorporation of LaBranche & Co Inc.*
3.2   Amended and Restated Bylaws of LaBranche & Co Inc.*
4.1   Specimen Stock Certificate.*
4.2 Indenture, dated as of August 24, 1999, among LaBranche & Co Inc., as issuer, and Firstar Bank, N.A., as trustee, relating to the 91/2% Senior Notes due 2004.**
4.3 Form of 91/2% Senior Notes due 2004 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.2).**
4.4 Registration Rights Agreement, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Salomon Smith Barney Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers.**
4.5 Indenture, dated as of March 2, 2000, among LaBranche & Co., as issuer, and Firstar Bank, N.A., as trustee, relating to the 12% Senior Subordinated Notes due 2007.

4.6 Form of 12% Senior Subordinated Notes due 2007 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.5).
4.7 Registration Rights Agreement, dated as of March 2, 2000, by and among LaBranche & Co Inc., as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers.
10.1 Agreement of Lease between Aetna Life Insurance Company and LaBranche & Co., dated January 6, 1984, as amended to date.*
10.2 Second Amendment to Lease Agreement by and between Bank of Communications and LaBranche & Co. dated July 1995, as amended to date.*
10.3  LaBranche & Co Inc. Equity Incentive Plan.*
10.4  LaBranche & Co Inc. Annual Incentive Plan.*
10.5 Form of Employment Letter between LaBranche & Co Inc. and its executive officers.*
10.6  Form of Agreement Relating to Noncompetition and Other Covenants.*
10.7  Form of Pledge Agreement.*
10.8 Stockholders' Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto.*
10.9 LaBranche & Co. Note Purchase Agreement, dated September 15, 1997, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes, as amended.*
10.10 LaBranche & Co. Note Purchase Agreement, dated June 3, 1998, relating to the issuance of $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.*
10.11 Amendment to Note Purchase Agreements, dated as of August 23, 1999, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes and $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.**

10.12 Form of Subordinated Note.*
10.13 Credit Agreement, dated as of June 26, 1998, by and among LaBranche & Co. and The Bank of New York.*
10.14 Amendment No. 1 to Credit Agreement, dated as of June 23, 1999, by and among LaBranche & Co. and The Bank of New York.**
10.15 Amendment No. 2 to Credit Agreement, dated as of August 24, 1999, by and among LaBranche & Co. and The Bank of New York.**
10.16 Amendment No. 3 to Credit Agreement, dated as of February 4, 2000, by and among LaBranche & Co. and The Bank of New York.***
10.17 Form of Indemnification Agreement.*
10.18 Purchase Agreement, dated February 24, 2000, by and among LaBranche & Co Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers, relating to the issuance of $250,000,000 aggregate principal amount of 12% Senior Subordinated Notes due 2007.
10.19 Amended and Restated Articles of Partnership of LaBranche & Co.**
10.20 LaB Investing Co., L.L.C. Amended and Restated Operating Agreement.**
10.21 Acquisition Agreement, dated August 16, 1999, by and between Ernst & Company and LaBranche & Co.**
10.22 Acquisition Agreement, dated August 16, 1999, by and between Mill Bridge Inc., LaB Investing Co. L.L.C., LaBranche & Co Inc. and LaBranche & Co.**
10.23 Stock Purchase Agreement, dated as of December 23, 1999, among LaBranche & Co Inc., Henderson Brothers Holdings, Inc. and the stockholders listed on Schedule A thereto.****
10.24 Amendment to Stock Purchase Agreement, dated as of February 1, 2000, by and among LaBranche & Co Inc., Henderson Brothers Holdings, Inc., and the authorized representatives of the persons listed on Schedule A thereto.****
10.25 Agreement and Plan of Merger, dated as of January 18, 2001, by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.*****
10.26 Amendment No. 1, dated as of February 15, 2001, to Agreement and Plan of Merger by and between LaBranche & Co Inc. and and ROBB PECK McCOOEY Financial Services, Inc.*****
21    List of Subsidiaries.
23.1  Consent of Arthur Andersen LLP.
99.1  Risk to Factors

----------

* Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.
** Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.
*** Incorporated by reference to our Current Report on Form 8-K, filed February 8, 2000.
**** Incorporated by reference to our Current Report on Form 8-K, filed March 17, 2000.
***** Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.

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

March 29, 2001                LaBRANCHE & CO INC.


                              By: /s/ George M.L. LaBranche, IV
                                 --------------------------------
                                 George M.L. LaBranche, IV
                                 Chairman, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                                Date
---------                        -----                                                ----
/s/George M.L. LaBranche, IV     Chairman, Chief Executive Officer and President
----------------------------     (Principal Executive Officer)                        March 29, 2001
George M.L. LaBranche, IV

/s/S. Lawrence Prendergast       Executive Vice President, Finance and
--------------------------       Director                                             March 29, 2001
S. Lawrence Prendergast

/s/Harvey S. Traison             Senior Vice President, Chief Financial
--------------------             Officer and Director (Principal Financial
Harvey S. Traison                Officer)                                             March 29, 2001

/s/Thomas E. Dooley
-------------------
Thomas E. Dooley                 Director                                             March 29, 2001

/s/E. Margie Filter
-------------------
E. Margie Filter                 Director                                             March 29, 2001

/s/James G. Gallagher
---------------------
James G. Gallagher               Director                                             March 29, 2001

/s/Alfred O. Hayward, Jr.
-------------------------
Alfred O. Hayward, Jr.           Director                                             March 29, 2001

/s/ George E. Robb, Jr.
-----------------------
George E. Robb, Jr.              Director                                             March 29, 2001

/s/ Robert M. Murphy
--------------------
Robert M. Murphy                 Director                                             March 29, 2001

/s/Todd Graber
--------------
Todd Graber                      Controller (Principal Accounting Officer)            March 29, 2001

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

LaBRANCHE & CO INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Public Accountants ..........................   F-2

     Consolidated Statements of Financial Condition as of
     December 31, 2000 and 1999 ........................................   F-3

     Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998 ..................................   F-4

     Consolidated Statements of Changes in Stockholders' Equity/Members'
     Capital for the Years Ended December 31, 2000, 1999 and 1998 ......   F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998 ..................................   F-6

     Notes to Consolidated Financial Statements ........................   F-8

LaBRANCHE & CO INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

     Condensed Statements of Financial Condition as of
     December 31, 2000 and 1999 ........................................   F-24

     Condensed Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998 ..................................   F-25

     Condensed Statements of Changes in Stockholders' Equity/Members'
     Capital for the Years Ended December 31, 2000, 1999 and 1998 ......   F-26

     Condensed Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998 ..................................   F-27

     Note to Condensed Financial Statements ............................   F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of LaBranche & Co Inc.:

We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity/members' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LaBranche & Co Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The parent company only condensed financial statements appearing on pages F-24 through F-28 are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. Such statements have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
New York, New York
January 19, 2001

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (000's omitted, except share data)

                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                              2000          1999
                                                                                                              ----          ----
                                                  ASSETS
CASH AND CASH EQUIVALENTS ..............................................................................   $  152,220    $   83,774
CASH SEGREGATED UNDER FEDERAL REGULATIONS ..............................................................        3,610            --
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL ........................................................      134,111        25,422
RECEIVABLE FROM BROKERS, DEALERS AND CLEARING ORGANIZATIONS ............................................       63,468        33,662
RECEIVABLE FROM CUSTOMERS ..............................................................................          912            --
SECURITIES OWNED, at market value:
  Corporate equities ...................................................................................      132,389       148,563
  United States Government obligations .................................................................           --         1,471
  Other ................................................................................................       12,543         2,515
COMMISSIONS RECEIVABLE .................................................................................        4,007         3,835
EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value ..............................................       24,000        20,700
EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $52,000 and $9,200, respectively) .................       50,300         6,300
OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less accumulated depreciation and
 amortization of $2,622 and $1,250, respectively .......................................................        3,371         1,355
INTANGIBLE ASSETS, net of accumulated amortization:
  Specialist Stock List ................................................................................      185,982        92,789
  Trade Name ...........................................................................................       25,676        26,340
  Goodwill .............................................................................................      191,235        51,212
OTHER ASSETS ...........................................................................................       20,298         7,958
                                                                                                           ----------    ----------
       Total assets ....................................................................................   $1,004,122    $  505,896
                                                                                                           ==========    ==========



                                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Payable to brokers and dealers .......................................................................        4,068    $    7,726
  Payable to customers .................................................................................        4,051            --
  Securities sold, but not yet purchased, at market value ..............................................       60,726        36,900
  Accrued compensation .................................................................................       29,240        12,016
  Accounts payable and other accrued expenses ..........................................................       28,319         5,522
  Income taxes payable .................................................................................       10,329         7,624
  Deferred tax liabilities .............................................................................       74,660         1,106
                                                                                                           ----------    ----------
                                                                                                              211,393        70,894
                                                                                                           ----------    ----------
LONG TERM DEBT .........................................................................................      355,893       115,822
                                                                                                           ----------    ----------
SUBORDINATED LIABILITIES:
  Exchange memberships, at market value ................................................................       24,000        20,700
  Other subordinated indebtedness ......................................................................       41,935        46,508
                                                                                                           ----------    ----------
                                                                                                               65,935        67,208
                                                                                                           ----------    ----------
PREFERRED STOCK, $.01 par value, 10,000,000 shares authorized; None issued and outstanding .............           --            --
COMMON STOCK, $.01 par value, 200,000,000 shares authorized;
     49,069,521 and 45,875,000 shares issued and outstanding at December 31, 2000 and December 31, 1999,
     respectively ......................................................................................          491           459
ADDITIONAL PAID-IN CAPITAL .............................................................................      273,347       228,771
RETAINED EARNINGS ......................................................................................      104,665        22,742
UNEARNED COMPENSATION ..................................................................................       (7,602)           --
                                                                                                           ----------    ----------
                                                                                                              370,901       251,972
                                                                                                           ----------    ----------
       Total liabilities and stockholders' equity ......................................................   $1,004,122    $  505,896
                                                                                                           ==========    ==========

  The accompanying notes are an integral part of these consolidated statements.

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000's omitted, except per share data)

                                                                                         For the Years Ended December 31,
                                                                                         --------------------------------
                                                                                            2000       1999       1998
                                                                                            ----       ----       ----
 REVENUES:
Net gain on principal transactions ....................................................   $282,948   $150,971   $ 95,048
Commissions ...........................................................................     45,381     37,222     26,576
Other .................................................................................     16,480     12,844      4,787
                                                                                          --------   --------   --------
  Total revenues ......................................................................    344,809    201,037    126,411
                                                                                          --------   --------   --------
 EXPENSES:
Employee compensation and related benefits ............................................     88,759     34,268     13,921
Interest ..............................................................................     41,893      8,286      3,577
Depreciation and amortization of intangibles ..........................................     18,476      5,144      3,020
Lease of exchange memberships .........................................................     10,933      8,416      6,568
Exchange, clearing and brokerage fees .................................................      5,148      3,601      2,778
Legal and professional fees ...........................................................      1,868      1,622        916
Occupancy .............................................................................      1,310        998        747
Communications ........................................................................      1,500      1,193        964
Other .................................................................................      8,345      3,041      2,285
                                                                                          --------   --------   --------
  Total expenses before managing directors' compensation, limited partners' interest in
 earnings of subsidiary and provision for income taxes ................................    178,232     66,569     34,776
                                                                                          --------   --------   --------
Income before managing directors' compensation, limited partners' interest in
 earnings of subsidiary and provision for income taxes ................................    166,577    134,468     91,635
MANAGING DIRECTORS' COMPENSATION ......................................................         --     56,191     58,783
                                                                                          --------   --------   --------
Income before limited partners' interest in earnings of subsidiary and provision for
 income taxes .........................................................................    166,577     78,277     32,852
LIMITED PARTNERS' INTEREST IN EARNINGS OF SUBSIDIARY ..................................         --     25,344     26,292
                                                                                          --------   --------   --------
Income before provision for income taxes ..............................................    166,577     52,933      6,560
PROVISION FOR INCOME TAXES ............................................................     84,654     23,899      3,900
                                                                                          --------   --------   --------
Net income ............................................................................   $ 81,923   $ 29,034   $  2,660
                                                                                          ========   ========   ========

Weighted-average shares outstanding:
               Basic ..................................................................     48,167     40,443     24,318

               Diluted ................................................................     48,581     40,443     24,318
Earnings per share:
               Basic ..................................................................   $   1.70   $   0.72   $   0.11
               Diluted ................................................................   $   1.69   $   0.72   $   0.11
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

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                             EQUITY/MEMBERS' CAPITAL
                                 (000's omitted)

                                                     Common Stock
                                                     ------------
                                                                        Additional
                                                                         Paid-in     Retained    Unearned     Members'
                                                   Shares     Amount     Capital     Earnings  Compensation   Capital       Total
                                                   ------     ------     -------     --------  ------------   -------       -----
BALANCE, December 31, 1997 ....................        --   $      --   $      --   $      --   $      --    $  37,658    $  37,658
Net income ....................................        --          --          --          --          --        2,660        2,660
Contributions to capital ......................        --          --          --          --          --       66,563       66,563
Distributions of capital ......................        --          --          --          --          --      (29,788)     (29,788)
                                                   ------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 1998 ....................        --          --          --          --          --       77,093       77,093
Net income through August 23, 1999 ............        --          --          --          --          --        6,292        6,292
Contributions to capital ......................        --          --          --          --          --       18,096       18,096
Distributions of capital ......................        --          --          --          --          --       (8,095)      (8,095)
                                                   ------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, pre-reorganization ...................        --          --          --          --          --       93,386       93,386
Exchange of membership interests for shares of
 common stock .................................    35,375         354      93,032          --          --      (93,386)          --
Initial public offering of common stock .......    10,500         105     134,689          --          --           --      134,794
                                                   ------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, post-reorganization and initial public
 offering .....................................    45,875         459     227,721          --          --           --      228,180
Net income (August 24, 1999 through
 December 31, 1999) ...........................        --          --          --      22,742          --           --       22,742
Compensation related to restricted stock units
 granted ......................................        --          --       1,050          --          --           --        1,050
                                                   ------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 1999 ....................    45,875         459     228,771      22,742          --           --      251,972
Net income ....................................        --          --          --      81,923          --           --       81,923
Issuance of shares to Webco ...................     2,800          28      32,284          --          --           --       32,312
Issuance of restricted stock, shares for option
  exercises and related compensation ..........       395           4      12,292          --      (7,602)          --        4,694
                                                   ------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 2000 ....................    49,070   $     491   $ 273,347   $ 104,665   $  (7,602)   $      --    $ 370,901
                                                   ======   =========   =========   =========   =========    =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                                               For the Years Ended December 31,
                                                                                               --------------------------------
                                                                                                 2000         1999         1998
                                                                                                 ----         ----         ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................................   $  81,923    $  29,034    $   2,660
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization of intangibles .............................................      18,476        5,144        3,020
  Amortization of debt issuance costs and bond discount ....................................       2,911          204           --
  Undistributed limited partners interest in earnings of subsidiary ........................          --           --        3,646
  Compensation expense related to stock-based compensation .................................       4,343        1,050           --
  Tax benefit related to exercise of stock options .........................................         112           --           --
  Deferred tax provision (benefit) .........................................................      (4,097)         335           --
 Changes in assets and liabilities-
  Securities purchased under agreements to resell ..........................................    (108,689)      (4,322)      (6,100)
  Receivable from brokers, dealers and clearing organizations ..............................     (29,806)      21,146        3,366
  Receivable from customers ................................................................        (912)          --           --
  Corporate equities .......................................................................      16,174      (33,569)     (77,967)
  United States government obligations .....................................................       1,471           (3)         998
  Other securities owned ...................................................................     (10,028)      (1,155)          --
  Commissions receivable ...................................................................        (172)        (826)          --
  Other assets .............................................................................     (12,340)      (4,932)      (1,970)
  Payable to brokers and dealers ...........................................................      (3,658)       3,834        2,231
  Payable to customers .....................................................................       4,051           --           --
  Securities sold, but not yet purchased ...................................................      23,826      (30,996)      28,569
  Accrued compensation .....................................................................      17,224       (5,719)       8,891
  Accounts payable and other accrued expenses ..............................................      22,797       (2,166)       2,379
  Income taxes payables ....................................................................       5,025        8,395           --
                                                                                               ---------    ---------    ---------
  Net cash provided by (used in) operating activities ......................................      28,631      (14,546)     (30,277)
                                                                                               ---------    ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for acquisitions ...........................................................    (189,269)          --           --
  Repayment of note payable ................................................................      (6,000)          --           --
  Payments for purchases of office equipment and leasehold improvements ....................      (2,754)        (228)      (1,550)
  Payments to limited partners for redemption of interests upon reorganization .............          --     (140,186)          --
                                                                                               ---------    ---------    ---------
  Net cash (used in) investing activities ..................................................    (198,023)    (140,414)      (1,550)
                                                                                               ---------    ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Net cash received from issuance of debt ..................................................     245,693        3,435       16,750
  Proceeds from stock issuance .............................................................         328           --           --
  Repayment of subordinated debt ...........................................................      (4,573)      (5,000)          --
  Net proceeds from initial public offering ................................................          --      134,794           --
  Net proceeds from long term debt .........................................................          --       99,807           --
  Payments to members upon reorganization ..................................................          --       (9,025)          --
  Proceeds from contributions of capital ...................................................          --       18,096       46,598
  Payments for distributions of capital ....................................................          --       (8,095)     (29,788)
                                                                                               ---------    ---------    ---------
  Net cash provided by financing activities ................................................     241,448      234,012       33,560
                                                                                               ---------    ---------    ---------
  Increase in cash and cash equivalents ....................................................      72,056       79,052        1,733
CASH AND CASH EQUIVALENTS, beginning of year ...............................................      83,774        4,722        2,989
                                                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year .....................................................   $ 155,830    $  83,774    $   4,722
                                                                                               =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR
 Interest ..................................................................................   $  29,609    $   4,557    $   8,788
 Income taxes ..............................................................................      88,443       17,989        2,244

 SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
     Acquisitions:
               Intangible assets ...........................................................   $ 171,936    $      --    $      --
               Fair value of tangible assets acquired, other than cash .....................      33,863           --           --
               Deferred tax liabilities related to intangible assets .......................      61,774           --           --
               Common stock issuance .......................................................      32,312           --           --
     Net increase in additional paid in capital related to stock based awards ..............       4,692        1,050           --
     Issuance of restricted stock to employees .............................................       8,313           --           --
Excess of purchase price over fair value of assets acquired for issuance of membership
 interest and limited partnership interests in subsidiary ..................................          --           --       25,815
Exchange of membership interests for shares of common stock ................................          --       93,386           --
Issuance of subordinated debt and shares of common stock for redemption of limited
 partner interests upon reorganization .....................................................          --       23,821           --

  The accompanying notes are an integral part of these consolidated statements.

                      LaBRANCHE & CO INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

      The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), and Henderson Brothers, Inc., a Delaware corporation ("Henderson Brothers" and, collectively with the Holding Company and LaBranche, the "Company"). The Holding Company is the sole member of LaBranche and 100% owner of Henderson Brothers. LaBranche is a registered broker-dealer and operates primarily as a specialist in certain equity securities listed on the New York Stock Exchange, Inc. (the "NYSE"). Henderson Brothers is also a registered broker-dealer and a member of the NYSE and primarily provides clearance services to customers of several introducing brokers and provides direct access floor brokerage to institutional customers.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management does not believe that actual results will differ materially from these estimates. Certain prior period amounts have been reclassified to conform with current presentation.

Basis of Consolidation

      The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation.

Intangible Assets

      Intangible assets are comprised of the Company's specialist stock lists, trade name and goodwill from acquisitions and the limited partner buyout that occurred in concurrence with our reorganization to corporate form. The specialist stock lists and trade name are being amortized on a straight-line basis over 36 to 40 years and the goodwill is being amortized on a straight-line basis over 15 years. The allocation of purchase price and determination of useful lives were based upon an independent appraisal. The useful life of the specialist stock list was determined based upon analysis of historical turnover characteristics of the specialist stocks.

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life in measuring whether the assets are recoverable.

Exchange Memberships

      Exchange memberships owned by the Company are carried at cost.

      Certain members of the Company have contributed the use of 12 memberships on the NYSE to the Company. These memberships are subordinated to claims of general creditors and are carried at market value with a corresponding amount recorded in subordinated liabilities. Lease payments are paid by the Company to its managing directors and employees for the use of the exchange memberships at a rate that is commensurate with the rent paid to nonaffiliated parties for the use of their exchange memberships.

      The Company leases additional memberships on the NYSE from nonaffiliated parties and makes lease payments to these parties at the prevailing market rates.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash and highly liquid investments with original maturities of less than three months.

Securities Transactions

      Principal securities transactions and the related revenues and expenses are recorded on a trade date basis. Customer securities transactions and the related revenues and expenses are recorded on a settlement date basis, which does not differ materially from trade date basis. Receivables from and payables to customers represent amounts due from or to customers of the Company in connection with cash and margin securities transactions. Amounts receivable are collateralized by customers' securities held by the Company and by others for delivery to the Company, the value of which is not reflected in the accompanying consolidated financial statements. Securities owned and securities sold, but not yet purchased are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions. Dividends and Securities and Exchange Commission ("SEC") fees are also included in net gain on principal transactions. Dividend income and expense are recognized on the record date, which does not differ materially from the ex-date. In the normal course of business, the Company is permitted to use client margin securities to finance customer securities transactions, subject to certain regulatory guidelines.

Depreciation and Amortization

      Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of office equipment and the lesser of the economic useful life of the leasehold improvement or the term of the lease.

Collateralized Financing Transactions

      Securities purchased and sold under agreements to resell and repurchase, as well as securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount plus accrued interest. It is the policy of the Company to obtain possession of collateral with market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate. The market value of securities received for securities purchased under agreements to resell at December 31, 2000 approximates 102% of cash paid. None of the securities received were subsequently repledged or resold.

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

Managing Directors' Compensation

      Prior to the reorganization on August 24, 1999, the managing directors of LaBranche were the members of LaB Investing. LaBranche paid out substantially all of its earnings as compensation expense to its managing directors. Subsequent to August 24, 1999, the managing directors of the Company are compensated based on an annual salary as well as an incentive-based compensation pool, which is determined based upon a certain percentage of pre-tax income.

New Accounting Pronouncement

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for periods beginning after June 15, 2000. Management does not believe the impact of the adoption of SFAS No. 133 on the Company's financial position or results of operations will be material.

      In September of 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 amends the recognition and reclassification of collateral and disclosures related to securitization transactions and collateral. These changes are effective for fiscal years ending after December 15, 2000. SFAS 140 also amends the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of the SFAS 140 provisions effective subsequent to March 31, 2001 is not anticipated to have a material impact on the Company's consolidated financial statements.

4. RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

      The balances presented as receivables from and payables to brokers, dealers and clearing organizations consists of the following (000's omitted):

                                                                For the Years Ended
                                                                   December 31,
                                                                  2000      1999
                                                                  ----      ----
  Receivable from brokers, dealers and clearing organizations:
    Pending trades, net ......................................   $ 3,471   $    --
    Securities borrowed ......................................    49,436    26,230
    Receivable from clearing organizations ...................     2,102     3,373
    Securities failed to deliver .............................     1,654       827
    Other receivables from brokers and dealers ...............     6,805     3,232
                                                                 -------   -------
                                                                 $63,468   $33,662
                                                                 =======   =======

  Payable to brokers and dealers:
    Pending trades, net ......................................   $    --   $ 6,435
    Securities failed to receive .............................     3,938     1,264
    Other payables to brokers and dealers ....................       130        27
                                                                 -------   -------
                                                                 $ 4,068   $ 7,726
                                                                 =======   =======

      Securities borrowed transactions require the Company to deposit cash with the lender. With respect to securities loaned, the Company receives collateral in the form of cash in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary. As of December 31, 2000, the Company has borrowed securities related to securities sold, but not yet purchased, with a market value of $49.4 million.

      If the Company's counterparties to its securities loaned transactions have the right by contract or custom to sell or repledge the Company's pledged proprietary securities, then the Company will record these securities as "Securities pledged to counterparties" on the Statement of Financial Condition. As of December 31, 2000, the Company has not engaged in the lending of securities.

5. INCOME TAXES

      The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation, amortization periods of certain intangibles and differences between the financial and tax basis of assets acquired. The Company's effective tax rate differs from the federal statutory rate primarily due to its conversion to corporate form in the 1999 tax year and the non-deductible amortization of intangible assets in 2000.

      The components of provision for income taxes reflected on the consolidated statements of operations are set forth below (000's omitted):

                                          For the Years Ended December 31,
                                                  2000          1999
                                                  ----          ----
          Current Income Taxes:
              Federal                           $ 61,123      $ 18,267
              State and Local                     27,628         5,297
                                                --------      --------
          Total Current                           88,751        23,564
                                                --------      --------

          Deferred Income Taxes:
              Federal                             (2,822)          260
              State and Local                     (1,275)           75
                                                --------      --------
          Total Deferred                          (4,097)          335
                                                --------      --------

          Total Income Tax Expense              $ 84,654      $ 23,899
                                                ========      ========

      The following table presents the components of deferred tax asset and liability balances (000's omitted):

                                                For the Years Ended December 31,
                                                      2000          1999
                                                     -------       -------

Deferred Tax Assets:
    Depreciation                                     $   434       $   235
    Stock-based compensation                           2,405           497
    Interest expense                                     142
    Other                                                100            39
                                                     -------       -------
Total Deferred Tax Assets                            $ 3,081       $   771

Deferred Tax Liabilities:
    Certain amortizable intangibles                  $ 1,243       $   811
    Acquisitions                                      72,472            --
    Gain on change from LIFO to market
    value for specialist stocks                          837            --
    Unrealized gain on investments                       108           295
                                                     -------       -------
Total Deferred Tax Liabilities                       $74,660       $ 1,106

      A reconciliation of the statutory U.S. Federal Income Tax Rate of 35% to the Company's effective income tax rate is set forth below:

                                               For the Years Ended December 31,
                                                      2000           1999
                                                     ------         ------

U.S. Federal Income tax rate                           35.0%          35.0%
Increase(decrease) in taxes related to:
    State and local taxes                              11.6           14.4
    Nondeductible intangibles                           4.5            2.9
    Conversion to corporate form                         --           (7.6)
    Other                                              (0.3)           0.4
                                                     ------         ------
Effective tax rate                                     50.8%          45.1%
                                                     ======         ======

6. CAPITAL AND NET LIQUID ASSET REQUIREMENTS

      LaBranche, as a specialist and member of the NYSE, is subject to SEC Rule 15c3-1 as adopted and administered by the NYSE and the SEC. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

      As of December 31, 2000 and 1999, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $293.4 million and $161.4 million, respectively, which exceeded minimum requirements by $290.3 million and $159.9 million, respectively. LaBranche's aggregate indebtedness to net capital ratio was .16 to 1 and .13 to 1, respectively.

      Additionally, Henderson Brothers as a registered broker-dealer and member firm of the NYSE is also subject to SEC Rule 15c3-1 as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital shall be equal to the greater of $250,000 or 2% of aggregate debit items as defined.

      As of December 31, 2000, Henderson Brothers' net capital as defined under SEC Rule 15c3-1 was $8.5 million which exceeded minimum requirements by $8.2 million.

         As a clearing broker-dealer, Henderson Brothers has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB Calculation"), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by Henderson Brothers as allowable assets in the correspondents' net capital calculation. At December 31, 2000, Henderson Brothers had a reserve requirement of approximately $343,383. Additionally, the firm has approximately $394,700 of cash on deposit in a Special Reserve Bank Account as of January 3, 2001.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Effective October 30, 2000, with SEC approval, the NYSE changed Rule 104, its minimum net liquid asset requirements. Specialist units that exceed five percent in any of the NYSE's four concentration measures must maintain minimum net liquid assets based upon the securities for which they act as the specialist. The requirements state that the net liquid assets must be equivalent to $4.0 million for each stock in the Dow Jones Industrial Average, $2.0 million for each stock in the S&P 100 Stock Price Index, excluding stocks included in the previous classification, $1.0 million for each stock in the S&P 500 Stock Price Index, excluding stock included in the previous classifications, $500,000 for each common stock, excluding bond funds and stocks included in the previous classifications, and $100,000 for each stock not included in any of the above classifications. In addition, the NYSE requires any new specialist entities that result from a merger, acquisition, consolidation or other combination of specialist entities to maintain net liquid assets equivalent to the greater of either: (1) the aggregate net liquid assets of the specialist entities prior to their combination or (2) the new capital requirements prescribed under Rule 104. Net liquid assets for a specialist who also engages in transactions other than specialist activities is based upon its excess net capital as determined in accordance with SEC Rule 15c3-1.

      As of December 31, 2000 and 1999, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $284.3 million and $93.6 million, respectively, compared to actual net liquid assets, as defined, of $305.0 million and $175.9 million, respectively.

7. ACQUISITIONS

      Effective July 1, 1998, LaBranche acquired the specialist operations of Fowler, Rosenau & Geary, L.L.C. ("Fowler, Rosenau") for an aggregate purchase price of approximately $45.0 million, representing a 22.4% total general and limited partners' interest in LaBranche. The excess purchase price over fair value of net assets acquired was approximately $25.8 million.

      Effective August 24, 1999, the limited partnership interests of $37.1 million in LaBranche were acquired at an excess purchase price of $127.4 million over the limited partners' capital balances. The redemption of the limited partners' interests was accounted for as a step acquisition under the purchase method of accounting. The excess of purchase price over the limited partners' capital balances was allocated to intangible assets and assigned lives as follows:

                                                 Original Amount    Life
                                                 ---------------    ----

 Specialist Stock List.....................      $ 93.6 million   40 years
 Trade Name................................        26.6 million   40 years
 Goodwill..................................         7.2 million   15 years
                                                 ------
                                                 $127.4 million
                                                 ======

      Effective March 2, 2000, the Holding Company acquired all the outstanding capital stock of Henderson Brothers Holdings, Inc., which in turn wholly owned Henderson Brothers, a specialist on the NYSE, for an aggregate purchase price of approximately $228.4 million. The acquisition was accounted for under the purchase method of accounting. The results of Henderson Brothers' operations have been included in the Company's consolidated financial statements since March 2, 2000. The excess of purchase price over fair value of approximately $204.9 million was allocated to intangible assets with corresponding respective lives as follows:

                                             Original Amount     Life
                                             ---------------     ----

 Specialist Stock List...................    $ 87.7 million    40 years
 Goodwill................................     117.2 million    15 years
                                             ------
                                             $204.9 million
                                             ======

      Effective March 9, 2000, the Holding Company acquired, through a merger, Webco Securities, Inc. ("Webco"), a specialist on the NYSE, for an aggregate purchase price of $11.0 million in cash, $3.0 million in senior promissory notes and 2.8 million shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. The results of the Webco's specialist operations have been included in the Company's consolidated financial statements since March 9, 2000. The excess of purchase price over fair value of approximately $28.8 million was allocated to intangible assets with corresponding respective lives as follows:

                                               Original Amount     Life
                                               ---------------     ----

 Specialist Stock List.....................     $ 9.8 million    36 years
 Goodwill..................................      19.0 million    15 years
                                                -----
                                                $28.8 million
                                                =====

      Effective December 21, 2000, LaBranche acquired an American Stock Exchange ("AMEX") specialist unit from a joint venture of Midland Trading L.P., Pal-Bro Partners L.L.C. and Cohen Specialists L.L.C. The acquisition was accounted for under the purchase method of accounting. The results of the AMEX specialist unit operations have been included in the Company's consolidated financial statements since December 21, 2000. The excess of purchase price over fair value of approximately $3.8 million was allocated to goodwill.

8. COMMITMENTS

      During 1999, the Company amended and extended its committed line-of-credit with a U.S. commercial bank from $75.0 million to $100.0 million. During February 2000, LaBranche increased and extended its committed line-of-credit to $200.0 million through February 2, 2001.

      Minimum rental commitments under existing noncancellable leases for office space and equipment are as follows:

            Year Ending December 31,

            2001....................................   $ 1,135,050
            2002....................................     1,165,050
            2003....................................     1,171,050
            2004....................................     1,188,350
            2005....................................     1,238,650
            Thereafter..............................     2,648,488

      These leases contain escalation clauses providing for increased rentals based upon maintenance and tax increases.

9. SUBORDINATED LIABILITIES

      LaBranche is a party to subordinated loan agreements under which it has indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at various annual rates. Five of the agreements representing $2,650,000 mature within the last six months of 2001 and six agreements representing $2,985,000 mature within the first six months of 2002. These agreements all have automatic rollover provisions, and each scheduled maturity date will be extended an additional year, unless the lender gives LaBranche seven months' advance notice that the maturity date will not be extended. Interest expense incurred for the years ended December 31, 2000, 1999 and 1998, on these agreements was approximately $1.0 million, $1.1 million and $1.3 million, respectively. Two of the holders representing $850,000 of subordinated loan agreements were repaid the principal and unpaid interest upon maturity in November 2000 and five holders representing $3,723,000 of subordinated loan agreements were repaid the principal and unpaid interest upon maturity in December 2000.

      LaBranche also issued seven notes representing aggregate indebtedness of $20,000,000 which mature on September 15, 2002, and bear interest at an annual rate of 8.17% payable on a quarterly basis. LaBranche also issued five notes representing aggregate indebtedness of $15,000,000 which mature on June 3, 2008 and bear interest at an annual rate of 7.69% payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche. Interest expense incurred for the years ended December 31, 2000, 1999 and 1998, on these notes was approximately $2.8 million, $2.8 million and $2.3 million, respectively. The agreements covering these subordinated notes require LaBranche to comply with certain covenants that, among other things, restrict the type of business in which LaBranche may engage, set certain net capital levels and prohibits restricted payments.

      LaBranche also issued a subordinated note for $1,300,000 due March 2, 2002 with an annual rate of 8.0%, payable on a quarterly basis. Interest expense incurred for the years ended December 31, 2000, 1999 and 1998, on the note was approximately $108,333, $123,333 and $0 respectively. This agreement has an automatic rollover provision, and the scheduled maturity date will be extended an additional year, unless the lender gives LaBranche seven months' advance notice that the maturity date will not be extended.

10. EARNINGS PER SHARE

      Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares. For purposes of determining weighted-average shares outstanding for periods prior to the Company's reorganization from partnership to corporate form, the outstanding shares were determined based on the conversion ratio of members' capital to common stock issued to the members upon reorganization.

      The computations of basic and diluted EPS are set forth below, (000's omitted, except per share data) anti-dilutive shares in 2000 and 1999 were 1,987 and 2,263, respectively:

                                                    Years Ended December 31,
                                                2000         1999         1998
Numerator for basic and
  diluted earnings per share
  - net income                                 $81,923      $29,034      $ 2,660
                                               =======      =======      =======
Denominator for basic
  earnings per share -
  weighted-average number
  of common shares                              48,167       40,443       24,318
Dilutive Shares
    Stock options                                  150           --           --
    Restricted stock                                14           --           --
    Restricted stock units                         250           --           --
                                               -------      -------      -------
Denominator for diluted
  earnings per share -
  weighted-average number
  of common shares                              48,581       40,443       24,318
                                               =======      =======      =======

Basic earnings per share                       $  1.70      $  0.72      $  0.11
Diluted earnings per share                     $  1.69      $  0.72      $  0.11

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

      On August 18, 1999, restricted stock units with respect to 1,059,000 shares of common stock were granted to employees who were not managing directors with an issue cost of $0 to the employees and a fair market value of $14 per share. In October 1999 and March 2000, respectively, restricted stock units for an additional 3,600 and 2,055 shares of common stock were issued to two different employees with an issue cost of $0 to the employees and a fair market value of $9.50 and $13.69 per share, respectively. The restricted stock units, which are subject to continuing service with the Company and other restrictions, will generally vest in three annual installments commencing on the third anniversary of the grant date. Compensation expense is being recognized over the five-year vesting period on a straight-line basis. During 2000, 36,891 shares were forfeited as a result of a failure to meet vesting requirements. In addition, 77,502 shares vested as part of severance arrangements. For the years ended December 31, 2000 and 1999, the Company recorded compensation expense and a credit to additional paid-in capital of approximately $3.6 million and $1.1 million, respectively, related to these restricted stock units.

      During August and September 2000, the Company issued to certain newly hired employees an aggregate of 200,000 and 100,000 shares of restricted stock, respectively, each with an issue cost of $.01 and a fair market value of $26.50 and $30.13 per share, respectively. The restricted stock, which is subject to continuing service with the Company, will vest in three annual installments on each anniversary of the grant date. Compensation expense is being recognized over the three year vesting period on a straight-line basis. For the year ended December 31, 2000 the Company recorded compensation expense of approximately $711,000.

Stock Options

      On August 18, 1999, options to purchase an aggregate of 1,200,000 shares of common stock were granted to executive officers of the Company at market value. Of these options, 416,667 options were exercisable as of December 31, 2000. Of the remaining options, 100,000 shares vested on January 7, 2000 and will become exercisable on July 7, 2001. During 2000, options to purchase 33,333 shares were forfeited due to a failure to meet vesting requirements. In addition, 16,667 shares were exercised at a price of $14. The options to purchase the remaining 633,333 shares, which are subject to continuing service with the Company and other restrictions, will become exercisable in two equal annual installments on the anniversary of the date of grant. These options will generally expire ten years from the date of grant, unless sooner terminated or exercised. Pursuant to APB No. 25, no compensation expense was recognized since, on the date of grant, these options had no intrinsic value. As of December 31, 2000, the outstanding options had an exercise price of $14 and a remaining life of approximately nine years.

      The estimated fair value of options granted was $4.97 per option. Fair value is estimated as of the grant date based on a binomial option pricing model using the following assumptions:

                 Risk-free interest rate....     5.25%
                 Expected life..............     7 yrs
                 Volatility.................       40%
                 Dividend yield.............        0%

      In accordance with SFAS No. 123, compensation expense was not recognized on the date of the grant of the options since these options had no intrinsic value. If the Company were to recognize compensation expense under the fair-value based method of SFAS No. 123, the net income would have decreased by approximately $852,000 and $843,000 for the years ended December 31, 2000 and 1999, respectively, resulting in pro forma net income and earnings per share as follows (000's omitted, except per share data):

                                                   Years Ended December 31,
                                                     2000           1999
                                                     ----           ----

Net income, as reported ........................   $81,923         $29,034
Pro forma net income ...........................    81,071          28,191
Diluted EPS, as reported .......................   $  1.69         $  0.72
Pro forma EPS ..................................      1.67            0.70

      The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential pro forma effect on net income in future periods.

Annual Incentive Plan

      The Company also sponsors an Annual Incentive Plan. Managing directors and other employees designated by management will be eligible to participate. Under this plan, a compensation pool of up to 30% of the Company's pre-tax income, or such lesser percentage determined by the compensation committee, will be set aside for managing directors and other employees selected by the compensation committee to participate in this plan. In determining the compensation pool, the compensation expense relating to the grant of restricted stock units and the grant of restricted stock is deducted. Under the plan, no individual participant may receive more than 25% of the compensation pool for any fiscal year.

12. LONG TERM DEBT

      Effective August 24, 1999, the Holding Company issued $100.0 million aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 9 1/2% annually and mature on August 15, 2004. The carrying value of the Senior Notes as of December 31, 2000 is $99.9 million. The discount on the bond is being amortized as an adjustment to interest expense over the life of the Senior Notes. Debt issuance costs incurred as a result of the Senior Note offering were approximately $2.5 million, which are also being amortized on a straight-line basis as an adjustment to interest expense over the life of the Senior Notes. Interest expense incurred for the years ended December 31, 2000 and 1999 was approximately $10.1 million and $3.5 million, respectively. The indenture covering the Senior Notes includes certain covenants that, among other things, limits the Company's ability to borrow money, pay dividends or repurchase stock, make investments, engage in transactions with stockholders and affiliates, create liens on assets, and sell assets or engage in mergers and consolidations except in accordance with certain specified conditions.

      In addition, in connection with the reorganization of the Company from partnership to corporate form on August 24, 1999, the Holding Company issued a note in an aggregate principal amount of $16.0 million as partial payment for the acquisition of a limited partner interest. The note is payable in three annual installments, with $6.0 million of the aggregate principal amount already having been paid on the first anniversary of issuance. The remaining principal amount is payable in $5.0 million installments on each of the second and third anniversaries of issuance. The note bears interest at the annual rate of 9 1/2%. Interest expense incurred for the years ended December 31, 2000 and 1999 was approximately $1.3 million and $538,000, respectively.

      In connection with the acquisitions of Henderson Brothers and Webco, the Holding Company issued $250.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") that bear interest at a rate of 12.0% annually and mature on March 2, 2007. The carrying value of the Notes as of December 31, 2000 was $246.0 million. The discount on the Notes is being amortized as an adjustment to interest expense over the life of the Notes. Debt issuance costs incurred as a result of the Note offering were approximately $6.9 million, which are also being amortized as an adjustment to interest expense over the life of the Notes. Interest expense incurred for the year ended December 31, 2000 was approximately $25.8 million. The indenture covering the Notes includes certain covenants that, among other things, limit the Company's ability to borrow money, pay dividends or repurchase stock, make investments, engage in transactions with stockholders and affiliates, create liens on assets, and sell assets or engage in mergers and consolidations except in accordance with certain specified conditions.

      The Notes also require the Company, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Notes a principal amount equal to the Excess Cash Flow at a price equal to 103% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered a pro rata share of the amount subject to redemption based upon his or her ownership percentage of the outstanding Notes. Excess Cash Flow is defined for this purpose as 40% of the amount by which the Company's consolidated EBITDA exceeds the sum of the Company's interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash payments related to acquisitions of NYSE specialists and any cash payments related to the Company's principal payments of certain other indebtedness. As of December 31, 2000, the Company's Excess Cash Flow, as calculated, was approximately $9.9 million, and accordingly $280,000 was accrued as additional interest expense during the year ended 2000.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires companies to report the fair value of financial instruments for certain assets and liabilities. Substantially all of the Company's financial instruments are short-term in nature or carry market interest rates and, accordingly, approximate fair value.

      The fair value of the fixed rate debt, in millions, is as follows:

                                          For the Years Ended December 31,
                                               2000                1999
                                       Carrying    Fair    Carrying     Fair
                                         Value     Value    Value      Value
                                         -----     -----    -----      -----

Senior Debt .......................     $ 99.9    $102.3    $ 99.8    $ 97.0
Senior Subordinated Debt ..........     $246.0    $276.8    $   --    $   --
Fixed Rate Note ...................     $ 10.0    $ 10.0    $ 16.0    $ 15.9

      The fair value of the Senior Notes and the Notes was determined based upon its market value as of December 31, 2000. The fair value of the fixed rate note was determined using current market rates to discount its cash flows.

14. RETIREMENT PLAN

      The Company has a defined contribution retirement plan (the "Plan") that is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). As of December 31, 1999, The Retirement Services Division of the Bank of New York acted as recordkeeper, while LaBranche acted as custodian and administrator. Effective April 1, 2000 the Plan was amended and restated and all assets were transferred to Fidelity Management & Research Company's Advisor Retirement Connection, which currently acts as custodian, recordkeeper and trustee.

      All employees are eligible to participate in the Plan after they have completed twelve months of service and have been credited with 1,000 hours of service. The Company, acting in its sole discretion, can declare and contribute to the Plan an employer matching contribution and an additional voluntary contribution. As of December 31, 2000 and 1999, the Company contributed approximately $590,000 and $423,000, respectively, as employer matching contributions to the plan, and approximately $2.0 million and $1.1 million, respectively, as an additional voluntary contributions.

      As of December 31, 2000, the Plan had approximately 230 participants compared to 148 participants as of December 31, 1999.

15. FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET
    RISK

      As a specialist on the NYSE, LaBranche is engaged in various securities trading and lending activities. In connection with its activities as a specialist, LaBranche assumes positions in stocks for which it is responsible. LaBranche is exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche is exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche may be required to purchase or sell financial instruments, which may result in a loss to LaBranche.

         LaBranche enters into collateralized financing agreements in which it extends short-term credit to major financial institutions. LaBranche controls access to the collateral pledged by the counterparties, which generally consists of U.S. equity and government securities. The value and adequacy of the collateral are continually monitored. Consequently, the risk of credit loss from counterparties' failure to perform in connection with collateralized lending activities is minimal.

      In addition, Henderson Brothers, through the normal course of business, enters into various securities transactions as agent. The execution, settlement and financing of those transactions can result in off-balance sheet risk and concentration of credit risk.

      Henderson Brothers' clearance activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose Henderson Brothers to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and Henderson Brothers has to purchase or sell securities at a loss. For margin transactions Henderson Brothers may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

      Henderson Brothers seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Henderson Brothers monitors margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

16. PRO FORMA FINANCIAL INFORMATION (Unaudited)

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

                                                For the years ended December 31,
                                                      2000           1999
                                                      ----           ----
                                                   (Pro Forma)    (Pro Forma)

      Revenues                                      $357,451       $296,869
      Pre-Tax Income                                 148,611        109,966
      Net Income                                      72,089         51,800
      EPS                                           $   1.48       $   1.20

17. SUBSEQUENT EVENTS (Unaudited)

      Effective January 18, 2001, the Company entered into a merger agreement to acquire ROBB PECK McCOOEY Financial Services, Inc. ("Robb Peck McCooey") for an aggregate of approximately 6.9 million shares of the Company's common stock and shares of the Company's nonconvertible preferred stock having an aggregate face value of approximately $100.0 million and an estimated fair value of approximately $89.1 million. In addition, the Company will assume Robb Peck McCooey's obligations under the outstanding option agreements with Robb Peck McCooey's employees. Thus, each option to purchase Robb Peck McCooey common stock will be replaced with a vested option to purchase 98.778 shares of the Company's common stock. The acquisition will be accounted for under the purchase method and the results of Robb Peck McCooey operations will be included in the Company's consolidated financial statements from the closing date of the transaction.

      In January 2001, the Company extended its line-of-credit with a U.S. commercial bank to February 1, 2002.

                               LaBRANCHE & CO INC.
                              (Parent Company Only)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                       (000's omitted, except share data)

                                                                                                  December 31,
                                                                                               2000         1999
                                                                                               ----         ----
                                                ASSETS
CASH AND CASH EQUIVALENTS ................................................................   $  57,191    $  46,872
SECURITIES PURCHASED UNDER AGREEMENT TO RESELL ...........................................          --        1,422
INVESTMENT IN SUBSIDIARIES, AT EQUITY VALUE ..............................................     670,448      321,370
SUBORDINATED NOTE RECEIVABLE .............................................................       9,000           --
OTHER ....................................................................................      19,346       14,041
                                                                                             ---------    ---------
      Total Assets .......................................................................   $ 755,985    $ 383,705
                                                                                             =========    =========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
    Interest payable .....................................................................   $  16,862    $      --
    Income taxes payable .................................................................       8,599        7,960
    Accounts payable and other liabilities ...............................................       3,730        7,951
                                                                                             ---------    ---------
                                                                                                29,121       15,911
                                                                                             ---------    ---------
LONG TERM DEBT ...........................................................................     355,893      115,822
                                                                                             ---------    ---------
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 10,000,000 shares authorized; None issued and outstanding                       --
Common stock, $.01 par value, 200,000,000 shares authorized;
     49,069,521 and 45,875,000 shares issued and outstanding at December 31, 2000 and
     December 31, 1999, respectively .....................................................         491          459
Additional paid-in-capital ...............................................................     273,347      228,771
Retained earnings ........................................................................     104,665       22,742
Unearned compensation ....................................................................      (7,602)          --
                                                                                             ---------    ---------
                                                                                               370,901      251,972
                                                                                             ---------    ---------
     Total liabilities and stockholders' equity ..........................................   $ 755,985    $ 383,705
                                                                                             =========    =========

            See accompanying note to condensed financial statements.

                               LaBRANCHE & CO INC.
                              (Parent Company Only)
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (000's omitted)

                                                           For the Years Ended
                                                               December 31,
                                                     2000         1999         1998
                                                     ----         ----         ----
REVENUE:
     Earnings from investment in subsidiaries .   $ 104,044    $  31,476    $   2,663
     Investment income ........................       1,534          910           --
                                                  ---------    ---------    ---------
        Total revenue .........................     105,578       32,386        2,663
                                                  ---------    ---------    ---------
EXPENSES:
     Interest .................................      37,700        3,879           --
     Employee compensation and related benefits       3,633        1,050           --
     Other ....................................       2,337          504            3
                                                  ---------    ---------    ---------
        Total expenses ........................      43,670        5,433            3
                                                  ---------    ---------    ---------
     Income before income tax benefit .........      61,908       26,953        2,660
                                                  ---------    ---------    ---------
INCOME TAX BENEFIT ............................     (20,015)      (2,081)          --
                                                  ---------    ---------    ---------
     Net income ...............................   $  81,923    $  29,034    $   2,660
                                                  =========    =========    =========

            See accompanying note to condensed financial statements.

                               LaBRANCHE & CO INC.
                              (Parent Company Only)
                CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                             EQUITY/MEMBERS' CAPITAL
                                 (000's omitted)

                                                    Common Stock
                                                    ------------
                                                                      Additional
                                                                        Paid-in     Retained    Unearned      Members'
                                                  Shares      Amount    Capital     Earnings  Compensation    Capital       Total
                                                  ------      ------    -------     --------  ------------    -------       -----
BALANCE, December 31, 1997 ....................        --   $      --   $      --   $      --   $      --    $  37,658    $  37,658
Net income ....................................        --          --          --          --          --        2,660        2,660
Contributions to capital ......................        --          --          --          --          --       66,563       66,563
Distributions of capital ......................        --          --          --          --          --      (29,788)     (29,788)
                                                   ------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 1998 ....................        --          --          --          --          --       77,093       77,093
Net income through August 23, 1999 ............        --          --          --          --          --        6,292        6,292
Contributions to capital ......................        --          --          --          --          --       18,096       18,096
Distributions of capital ......................        --          --          --          --          --       (8,095)      (8,095)
                                                   ------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, pre-reorganization ...................        --          --          --          --          --       93,386       93,386
Exchange of membership interests for shares of
 common stock .................................    35,375         354      93,032          --          --      (93,386)          --
Initial public offering of common stock .......    10,500         105     134,689          --          --           --      134,794
                                                   ------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, post-reorganization and initial public
 offering .....................................    45,875         459     227,721          --          --           --      228,180
Net income (August 24, 1999 through
 December 31, 1999) ...........................        --          --          --      22,742          --           --       22,742
Compensation related to restricted stock units
 granted ......................................        --          --       1,050          --          --           --        1,050
                                                   ------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 1999 ....................    45,875         459     228,771      22,742          --           --      251,972
Net income ....................................        --          --          --      81,923          --           --       81,923
Issuance of shares to Webco ...................     2,800          28      32,284          --          --           --       32,312
Issuance of restricted stock, shares for option
  exercises and related compensation ..........       395           4      12,292          --      (7,602)          --        4,694
                                                   ------   ---------   ---------   ---------   ---------    ---------    ---------
BALANCE, December 31, 2000 ....................    49,070   $     491   $ 273,347   $ 104,665   $  (7,602)   $      --    $ 370,901
                                                   ======   =========   =========   =========   =========    =========    =========

            See accompanying note to condensed financial statements.

                               LaBRANCHE & CO INC.
                              (Parent Company Only)
                        CONDENSED STATEMENTS OF CASH FLOW
                                 (000's omitted)

                                                                                        For the Years Ended
                                                                                             December 31,
                                                                                             ------------
                                                                                    2000         1999         1998
                                                                                    ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................   $  81,923    $  29,034    $   2,660
  Adjustments to reconcile net income to net cash used in operating activities
     Amortization of debt issuance costs and bond discount ...................       1,461          203           --
     Compensation expense related to stock based compensation ................       3,633        1,050           --
     Tax benefit related to exercise of stock options ........................         112           --           --
     Undistributed equity earnings from investment in subsidiaries ...........      (4,294)     (31,476)     (19,477)
     Deferred tax benefit ....................................................     (20,015)      (2,081)          --
Changes in assets and liabilities-
     Securities purchased under agreements to resell .........................       1,422       (1,422)          --
     Other assets ............................................................      (8,469)     (11,559)          13
     Accounts payable and other liabilities ..................................      13,280       13,911           --
                                                                                 ---------    ---------    ---------
Net cash provided by (used in) operating activities ..........................      69,053       (2,340)     (16,804)
                                                                                 ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash paid for acquisitions .............................................    (184,364)          --           --
  Return of capital from subsidiary ..........................................          --       20,000       46,598
  Payment for investment in subsidiary .......................................     (50,000)     (51,199)     (29,788)
  Payments to limited partners for redemption of interests upon reorganization          --     (140,186)          --
                                                                                 ---------    ---------    ---------
  Net cash provided by (used in) investing activities ........................    (234,364)    (171,385)      16,810
                                                                                 ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net cash received from the issuance of debt ................................     245,693       99,807           --
  Payments for interest, taxes and stock-based awards ........................     (70,063)          --           --
  Net proceeds from the initial public offering ..............................          --      134,794           --
  Repayment of subordinated debt .............................................          --       (5,000)          --
  Payments to members upon reorganization ....................................          --       (9,025)          --
                                                                                 ---------    ---------    ---------
  Net cash provided by financing activities ..................................     175,630      220,576           --
                                                                                 ---------    ---------    ---------
  Increase in cash and cash equivalents ......................................      10,319       46,851            6
CASH AND CASH EQUIVALENTS, beginning of year .................................      46,872           21           15
                                                                                 ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year .......................................   $  57,191    $  46,872    $      21
                                                                                 =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Income taxes ...............................................................   $  46,193    $  11,750    $       3
  Interest ...................................................................      24,179           --           --
SUPPLEMENTAL NONCASH  ACTIVITIES:
  Membership interests issued for acquisitions ...............................          --           --       19,965
  Exchange of membership interests for shares of common stock ................          --       93,386           --
  Issuance of subordinated debt and shares of common stock for redemption of
  Limited partner interests upon reorganization ..............................          --       23,821           --
  Increase in investment in subsidiaries for forgiveness of intercompany tax
  receviables ................................................................      20,015        2,081           --

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