Form 10-Q
period 2001-03-31
LABRANCHE & CO INC
filed 2001-05-15
CIK 1089044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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

The number of shares of the registrant's common stock outstanding as of May 14, 2001 was 57,363,060.

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION................................................................................3

   Item 1.   Financial Statements.................................................................................3

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..............................................................3

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL
     CONDITION....................................................................................................4

     CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
     STOCKHOLDERS' EQUITY.........................................................................................6

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..............................................................7

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.........................................................9

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...........................................................................15

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........................................21

PART II      OTHER INFORMATION...................................................................................23

   Item 6.   Exhibits and Reports on Form 8-K....................................................................23

     SIGNATURES..................................................................................................24

                          PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.






                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S OMITTED EXCEPT PER SHARE DATA)

                                                                    For the Three Months Ended
                                                                            March 31,
                                                              ---------------------------------------
                                                                    2001                 2000
                                                              -----------------    ------------------
REVENUES:
         Net gain on principal transactions                   $        81,460      $        65,391
         Commissions                                                   11,820                9,185
         Other                                                          4,480                4,114
                                                              ---------------      ---------------
                                   Total revenues                      97,760               78,690
                                                              ---------------      ---------------

EXPENSES:

         Employee compensation and related benefits                    24,592               22,782
         Interest                                                      12,145                6,447
         Depreciation and amortization of intangibles                   6,133                2,754
         Lease of exchange memberships                                  3,855                2,557
         Exchange, clearing and brokerage fees                          3,037                1,033
         Other                                                          3,314                2,684
                                                              ---------------      ---------------

                                    Total expenses                     53,076               38,257
                                                              ---------------      ---------------


Income before provision for income taxes                               44,684               40,433


PROVISION FOR INCOME TAXES                                             23,760               19,878
                                                              ---------------      ---------------

Net income                                                    $        20,924      $        20,555

Weighted-average shares outstanding:

     Basic                                                             50,266               46,552
     Diluted                                                           51,177               46,640

Earnings per share
     Basic                                                    $          0.41      $          0.44
     Diluted                                                  $          0.40      $          0.44


         The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                                          As of
                                                                           ------------------------------------
                                       ASSETS                              MARCH 31, 2001     DECEMBER 31, 2000
                                                                           --------------     -----------------
                                                                           (unaudited)
CASH AND CASH EQUIVALENTS                                                   $  174,551           $  152,220

CASH SEGREGATED UNDER FEDERAL REGULATIONS                                       91,554                3,610

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                101,793              134,111

RECEIVABLE FROM BROKERS, DEALERS AND CLEARING ORGANIZATIONS                    214,222               63,468

RECEIVABLE FROM CUSTOMERS                                                       11,401                  912

SECURITIES OWNED, at market value:
     Corporate equities                                                        102,297              132,389
     Other                                                                       6,511                8,664

EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value                       28,000               24,000

EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $76,000 and $52,000)       75,315               50,300

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $3,265 and $2,622,        5,683                3,371
     respectively

INTANGIBLE ASSETS, net of accumulated amortization
         Specialist Stock List                                                 364,593              185,982
         Trade Name                                                             25,510               25,676
         Goodwill                                                              448,744              191,235

OTHER ASSETS                                                                    72,787               28,184
                                                                            ----------           ----------

Total assets                                                                $1,722,961           $1,004,122
                                                                            ==========           ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Payable to brokers and dealers                                              $   16,162           $    4,068
Payable to customers                                                            83,073                4,051
Securities sold, but not yet purchased, at market value                         70,288               60,726
Accounts payable and other accrued expenses                                     83,330               57,559
Income taxes payable                                                              --                 10,329
                                                                            ----------           ----------
                                                                               252,853              136,733
                                                                            ----------           ----------

DEFERRED TAX LIABILITIES                                                                      172,540                74,660
                                                                                      ---------------     -----------------
LONG TERM DEBT                                                                                370,304               355,893
                                                                                      ---------------     -----------------
SUBORDINATED LIABILITIES
Exchange memberships, at market value                                                          28,000                24,000
Other subordinated indebtedness                                                                50,935                41,935
                                                                                      ---------------     -----------------
                                                                                               78,935                65,935
                                                                                      ---------------     -----------------
PREFERRED STOCK, at carrying value, liquidation value of $1,000 per share;
     10,000,000 shares authorized; 100,000 and 0 shares issued and outstanding
     as of March 31, 2001 and December 31, 2000 respectively                                   93,481                    --

COMMON STOCK, $.01 par value, 200,000,000 shares authorized;
     57,363,060 and 49,069,521 shares issued and outstanding as of March 31, 2001
     and December 31, 2000 respectively                                                           574                   491

OPTIONS ON COMMON STOCK                                                                        51,812                    --

ADDITIONAL PAID-IN-CAPITAL                                                                    586,582               273,347
RETAINED EARNINGS                                                                             125,201               104,665
UNEARNED COMPENSATION                                                                         (9,321)               (7,602)
                                                                                      ---------------     -----------------
                                                                                              848,329               370,901
                                                                                      ---------------     -----------------
Total liabilities and stockholders' equity
                                                                                      $     1,722,961     $       1,004,122
                                                                                      ===============     =================




         The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                             Common Stock
                                                             ------------
                                                                                                       Additional
                                                         Shares        Amount     Preferred Stock    Paid-in Capital
                                                         ------        ------     ---------------    ---------------
Balance at December 31, 2000                              49,070      $   491     $            --    $      273,347
Net income                                                    --           --                  --                --
Grant of stock options to former RPM option
  holders                                                     --           --                  --                --
Issuance of stock for option exercises by former
  RPM option holders                                       1,145           11                  --            45,889
Issuance of stock to former RPM stockholders               6,924           69                  --           260,463
Issuance of preferred stock for RPM acquisition               --           --              93,481                --
Recognition of a tax benefit related to employee
  option exercises                                            --           --                  --             2,443
Issuance of restricted stock, shares for option
  exercises and related compensation                         225            3                  --             4,440
                                                      ----------      -------     ---------------   ---------------
Balance at March 31, 2001                                 57,363      $   574              93,481   $       586,582
                                                      ==========      =======     ===============   ===============



                                                        Options On         Retained       Unearned
                                                       Common Stock        Earnings     Compensation      Total
                                                       ------------        --------     ------------      -----
Balance at December 31, 2000                                    --        $ 104,665    $  (7,602)      $ 370,901
Net income                                                      --           20,924           --          20,924
Grant of stock options to former RPM option
  holders                                                   89,623               --           --          89,623
Issuance of stock for option exercises by former
  RPM option holders                                       (37,811)              --           --           8,089
Issuance of stock to former RPM stockholders                    --               --           --         260,532
Issuance of preferred stock for RPM acquisition                 --             (388)          --          93,093
Recognition of a tax benefit related to employee
  option exercises                                              --               --           --           2,443
Issuance of restricted stock, shares for option
  exercises and related compensation                            --               --       (1,719)          2,724
                                                         ---------        ---------    ---------       ---------
Balance at March 31, 2001                                $  51,812        $ 125,201    $  (9,321)      $ 848,329
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

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                                              Three Months Ended
                                                                                   ------------------------------------------
                                                                                     March 31, 2001         March 31, 2000
                                                                                   -------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                              $  20,924               $  20,555
   Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization of intangibles                                              6,133                   2,754
     Amortization of debt issuance costs and bond discount                                       422                     230
     Compensation expense related to stock-based compensation                                  2,227                     750
     Deferred tax provision                                                                    1,803                     144
     Tax benefit related to employee stock transactions                                       17,479                      --

   Change in assets and liabilities:
         Cash segregated under federal regulations                                           (12,967)                     --
         Securities purchased under agreements to resell                                      32,318                 (34,178)
         Receivable from brokers, dealers and clearing organizations                        (120,439)                (81,881)
         Receivable from customers                                                             9,181                  (1,465)
         Corporate equities                                                                   47,661                 (15,522)
         United States Government obligations                                                     --                     (17)
         Other securities owned                                                                6,032                  (2,090)
         Other assets                                                                          2,658                 (11,611)
         Payable to brokers and dealers                                                      (19,664)                  9,140
         Payable to customers                                                                 (8,441)                  6,094
         Securities sold, but not yet purchased                                                1,386                  22,157
         Accounts payable and other accrued expenses                                         (12,763)                 18,288
         Taxes payable                                                                       (10,329)                 18,288
                                                                                    ----------------        ----------------
                  Net cash provided by (used in) operating activities                        (36,379)                  9,268
                                                                                    ----------------        ----------------
                                                                                                                     (57,384)
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash received from (paid for) acquisitions                                             52,473                (184,052)
   Payment for purchase of an exchange seat                                                   (2,000)                     --
   Payments for office equipment and leasehold improvements                                     (319)                   (498)
                                                                                   -----------------       -----------------

                  Net cash provided by (used in) investing activities                         50,154                (184,550)
                                                                                   -----------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash received from issuance of senior subordinated debt                                    --                 245,693
   Proceeds from exercise of stock options                                                     8,556                      --
                                                                                   -----------------       -----------------

                  Net cash provided by financing activities                                    8,556                 245,693
                                                                                   -----------------       -----------------

                  Increase/(Decrease) in cash and cash equivalents                            22,331                   3,759
                                                                                   -----------------       -----------------

CASH AND CASH EQUIVALENTS, beginning of period                    152,220         83,774
CASH AND CASH EQUIVALENTS, end of the period                     $174,551       $ 87,553
                                                                 --------       --------
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
   Interest                                                      $ 20,961       $  5,493
   Income taxes                                                    13,900         13,000

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Acquisitions:
   Intangibles assets
   Fair value of tangible assets acquired, other than cash       $452,488       $171,936
   Deferred tax liabilities related to intangible assets           71,555         33,863
   Other liabilities                                               95,995         61,774
   Common stock issuance                                           38,950             --
   Exercise of options granted to former RPM stockholders         260,463         32,313
                                                                   37,811             --











         The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

      The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), Henderson Brothers, Inc., a Delaware corporation ("Henderson Brothers"), Robb Peck McCooey Clearing Corporation, a New York corporation ("RPM Clearing Corporation"), and Internet Trading Technologies, Inc., a Delaware corporation ("ITTI" and, collectively with the Holding Company, LaBranche, Henderson Brothers and RPM Clearing Corporation the "Company"). The Holding Company is the sole member of LaBranche and 100% stockholder of Henderson Brothers, RPM Clearing Corporation and ITTI. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities listed on the New York Stock Exchange, Inc. (the "NYSE") and as a specialist in options on the American Stock Exchange (the "AMEX"). Henderson Brothers is also a registered broker-dealer and a member of the NYSE and primarily provides clearance services to customers of several introducing brokers and provides direct access floor brokerage to institutional customers. RPM Clearing Corporation is a registered broker-dealer, and a member of the NYSE and other exchanges and provides clearing, prime brokerage and execution services. ITTI provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market.

2.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
      INFORMATION

      The unaudited interim condensed consolidated financial information as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of March 31, 2001 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2001. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.    INCOME TAXES

      The Company accounts for taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation, amortization periods of certain intangibles and differences between the financial and tax basis of assets acquired. The Company's effective tax rate differs from the federal statutory rate primarily due to its non-deductible amortization of intangible assets in 2000 and 2001. The components of provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000's omitted):

                                              Three Months Ended    Three Months Ended
                                                March 31, 2001        March 31, 2000
                                                --------------        --------------
Current federal, state and local taxes               $21,957              $18,634
Deferred tax provision                                 1,803                  144
Unincorporated business tax                             --                  1,100
                                                     -------              -------
         Total provision for income taxes            $23,760              $19,878
                                                     =======              =======

4.    REGULATORY REQUIREMENTS

      LaBranche, a specialist and member of the NYSE is subject to SEC Rule 15c3-1 adopted and administered by the NYSE. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

      As of March 31, 2001 and as of December 31, 2000, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $430.9 million and $293.4 million, respectively. As of those dates LaBranche exceeded the minimum requirements by $429.5 million and $290.3 million, respectively. LaBranche's aggregate indebtedness to net capital ratio on those dates was .05 to 1 and .16 to 1, respectively.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

      As of March 31, 2001 and as of December 31, 2000, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $405.0 million and $284.3 million, respectively, compared to actual net liquid assets, as defined, of $442.0 million and $305.0 million, respectively.

      As registered broker-dealers and NYSE member firms Henderson Brothers and RPM Clearing Corporation are also subject to SEC Rule 15c3-1 as adopted and administered by the NYSE. Under the alternative method permitted by the rule, the minimum required net capital for each of such subsidiaries is equal to the greater of $250,000 or 2% of aggregate debit items as defined.

      As of March 31, 2001 Henderson Brothers' and RPM Clearing Corporation's combined net capital as defined under SEC Rule 15c3-1 was $21.1 million and exceeded minimum requirements by $20.4 million.

5.    ACQUISITIONS DURING FIRST QUARTER 2001

      On March 15, 2001, the Company acquired, through a merger, ROBB PECK McCOOEY Financial Services, Inc. ("RPM") for an aggregate of approximately 6.9 million shares of the Company's common stock and shares of the Company's nonconvertible preferred stock having an aggregate face and liquidation value of approximately $100.0 million and a fair value of approximately $93.4 million. Each share of the Series A preferred stock entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% for the first four years, 10% for the fifth year and 10.8% thereafter, certain voting rights and preferred distributions upon liquidation. In addition, the Company assumed RPM's obligations under RPM's outstanding option agreements with its employees. Thus, each option to purchase RPM common stock was converted into a vested option to purchase 98.778 shares of the Company's common stock. The acquisition was accounted for under the purchase method and the results of RPM's operations have been included in the Company's consolidated financial statements since March 16, 2001 and does not expect any significant adjustment to the allocation of purchase price. The Company intends to finalize its purchase accounting during the second quarter of 2001. The excess of purchase price over fair value of tangible assets of approximately $452.5 million was allocated to intangible assets with corresponding respective lives as follows:

                                                ORIGINAL
                                                 AMOUNT              LIFE
                                                ---------          --------

 Specialist Stock List                      $  180.0 million       40 years
 Goodwill                                      272.5 million       15 years
                                            --------

                                            $  452.5 million
                                            ========

      The allocation of purchase price and determination of useful lives for the acquisition was based upon an independent appraisal as of a preliminary date. The useful life of the specialist stock list was determined based upon analysis of historical turnover characteristics of the specialist stocks.

      Effective March 13, 2001, the Company acquired all the outstanding capital stock of ITTI, a company that provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. ITTI is operated by the Company as a separate subsidiary. The excess of purchase price over fair value of net tangible assets of approximately $4.3 million was allocated to goodwill.

6.    COMMITMENTS

      During January 2001, LaBranche extended its $200 million committed line of credit with a U.S. commercial bank through February 1, 2002.

      Minimum rental commitments under existing non-cancelable leases for office space and equipment are as follows:

                    YEAR ENDING DECEMBER 31:
                    -----------------------
                              2001                         2,044,917
                              2002                         1,835,813
                              2003                         1,586,569
                              2004                         1,272,125
                              2005                         1,238,650
                           Thereafter                      2,648,488

      These leases contain escalation clauses providing for increased rentals based upon maintenance and tax increases.

7.    EARNINGS PER SHARE

      Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings Per Share". Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

      The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):

                                            Three Months       Three Months
                                                Ended              Ended
                                           March 31, 2001      March 31, 2000
                                           --------------      --------------
Net income                                 $       20,924      $       20,555
Less preferred dividends                              388                  --
                                           --------------      --------------
Numerator for basic and
  diluted earnings per common
  share - net income                        $      20,536       $      20,555
Denominator for basic
  earnings per share -
  weighted-average number
  of common shares                                 50,240              46,552
Dilutive Shares
    Stock options                                     509                  --
    Restricted stock                                   80                  --
    Restricted stock units                            348                  88
                                           --------------      --------------
Denominator for diluted
  earnings per share -
  weighted-average number
  of common shares                                 51,177              46,640
Basic earnings per share                            $0.41               $0.44
Diluted earnings per share                          $0.40               $0.44

8.    EMPLOYEE INCENTIVE AWARDS

      On March 13, 2001 the Company issued to certain newly hired employees an aggregate of 60,000 shares of restricted stock with an issue cost of $.01 and a fair market value of $38.87 per share. The restricted stock, which is subject to continuing service with the Company, will vest in three annual installments on each anniversary of the grant date. For purposes of determining compensation expense, the total expense of approximately $2.3 million is being recognized over the three-year vesting period on a straight-line basis.

      On January 19, 2001 options to purchase an aggregate of 250,000 shares of common stock were granted to employees of the Company at market value. On March 12, 2001 options to purchase an aggregate of 12,500 shares of common stock were granted to an employee of the Company at market value. All of these options, which are subject to continuing service with the Company and other restrictions, will become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. These options will generally expire ten years from the date of grant, unless sooner terminated or exercised. Pursuant to APB No. 25, no compensation expense was recognized since, on the date of grant, these options had no intrinsic value.

      As part of the acquisition of RPM, the Company assumed RPM's obligations under the outstanding option agreements with RPM's employees. Thus, each option to purchase RPM common stock was replaced with a vested option to purchase
98.778 shares of the Company's common stock. After the initial grant certain option holders exercised their options as follows:



                                                            As of March 31, 2001
                                                            --------------------
                                                                   (Shares)
                                                                   --------
Initial grant of stock options on the Company's
common stock to former RPM employees                              2,775,662
Exercise of options on March 19, 2001                             1,144,658
                                                                  ---------
Remaining options issued from the RPM acquisition                 1,631,004
                                                                  =========

      The tax benefit associated with the exercise of replacement options has been recorded as an adjustment to goodwill, resulting in a decrease in the amount of $15.0 million.

9.    PROMISSORY NOTES PAYABLE

         In connection with the acquisition of RPM, the Company assumed promissory notes payable to former RPM employees totaling approximately $17.4 million. Interest is paid quarterly at various annual rates. Three notes representing $3.3 million are payable upon maturity, with dates ranging from the first half of 2002 through the first half of 2006. One of these agreements, representing $295,000, has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity. Ten additional notes representing $11.4 million are payable in equal annual installments on the anniversaries of issuance, with maturity dates ranging from the second half of 2002 through the second half of 2005. One note representing $2.0 million is payable in three annual installments on the anniversary of issuance and matures in December 2003. Another note representing approximately $664,000 is payable in equal annual installments on the anniversary of the closing date and matures in 2005.

      LaBranche also assumed two subordinated demand notes for $1.0 million and $8.0 million with maturity dates of October and December 2001, respectively, as a result of the RPM acquisition. Interest is payable monthly at adjusting variable rates. These agreements have automatic rollover provisions, and the scheduled maturity date will be extended an additional six months, unless the lender gives LaBranche six months' advance notice that the maturity date will not be extended.

10.   PRO FORMA FINANCIAL INFORMATION

      The following 2000 pro forma consolidated results give effect to the Company's acquisition of all the outstanding capital stock of Henderson Brothers, the acquisition of Webco Securities, Inc. ("Webco") and the issuance of $250.0 million of Senior Subordinated Notes as if they occurred on January 1, 2000. In addition, the 2000 pro forma consolidated results give effect to the acquisition of RPM, including the issuance of common stock, the issuance of preferred stock, the assumption of all obligations under RPM's option agreements and the reversal of the historical results of operations for certain business lines (the "Acquisition Transactions"), as if they occurred on January 1, 2000. The 2001 pro forma consolidated results give effect to the March 2001 Acquisition Transactions as if they all occurred on January 1, 2001. The pro forma impact on revenues, pre-tax income and earnings are as follows (000's omitted, except per share data):

                                    PERIODS ENDED
                                      MARCH 31,
                                ---------------------
                                2001             2000
                                ----             ----

                            (PRO-FORMA)      (PRO-FORMA)

      Revenues               $ 124,558         $134,551
      Pre-Tax Income            25,835           50,247
      Net Income                 9,953           23,036
      EPS                    $    0.13         $   0.37

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

REVENUES

      Our revenues consist primarily of net gain earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist activities. Net gain on principal transactions represents trading gains net of trading losses and transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks and options. Commissions revenue primarily consists of commissions we earn when acting as agent to match buyers and sellers for limit orders executed by us on behalf of brokers after a specified period of time; we do not earn commissions when we match market orders. Other revenue consists of proprietary trading revenue, fees from clearance operations, an investment in a hedge fund and interest income. For the three months ended March 31, 2001, net gain on principal transactions represented 83.3% of our total revenues, commissions revenue represented 12.1% of our total revenues, and other revenues represented 4.6% of our total revenues.

EXPENSES

      Our largest operating expense is employee compensation and related benefits, which primarily consist of salaries and wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid to managing directors, trading professionals and other employees based on our profitability and each employee's overall performance.

ACQUISITIONS DURING THE THREE MONTHS ENDED MARCH 31, 2001

      On March 13, 2001, we acquired all the outstanding capital stock of Internet Trading Technologies, Inc. ("ITTI"), a company that provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. We operate ITTI as a separate subsidiary. The excess of purchase price over fair value of tangible assets of approximately $4.3 million was allocated to goodwill.

      On March 15, 2001, we acquired ROBB PECK McCOOEY Financial Services, Inc. ("RPM") for an aggregate of approximately 6.9 million shares of our common stock and shares of nonconvertible preferred stock having an aggregate face and liquidation value of approximately $100.0 million and a fair value of approximately $93.4 million. In addition, we assumed all obligations under RPM's outstanding option agreements with its employees, with each option to purchase RPM common stock having been converted into an immediately exercisable option to purchase 98.778 shares of our common stock. The excess of purchase price over fair value of net tangible assets of approximately $452.5 million was allocated to intangible assets. The results of the operations of RPM have been included in our financial statements beginning on the date after completion of its acquisition. As a result of the exercise of replacement options granted to former RPM employees, we recorded a tax benefit not reflected through the results of operations of $15.0 million.



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

      Total revenues increased 24.3% to $97.8 million for the three months ended March 31, 2001, from $78.7 million for the same period in 2000, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 24.6% to $81.5 million for the three months ended March 31, 2001, from $65.4 million for the same period in 2000. This increase was primarily due to an increase in share volume of our specialist stocks traded on the NYSE. In addition, this increase was due to the RPM acquisition, which we consummated on March 15, 2001, as well as a full quarter of revenues from the Henderson Brothers and Webco acquisitions on March 2, 2000 and March 9, 2000, respectively. As a result of the RPM acquisition we became the specialist for 129 additional common stock listings. Our share volume as principal increased 35.7% to 5.7 billion shares for the three months ended March 31, 2001, from 4.2 billion shares for the same period in 2000.

      Commissions revenue increased 28.3% to $11.8 million for the three months ended March 31, 2001, from $9.2 million for the same period in 2000. This increase was primarily due to an increase in share volume in which we acted as agent. In addition, this increase was due to the increase in the number of our common stock listings as a result of the RPM, acquisition on March 15, 2001, a full quarter of commissions revenue from the Henderson Brothers and Webco acquisitions, as well as the commissions earned by our clearing subsidiaries for execution services. The share volume executed by us as agent in our specialist stocks increased 45.5% to 1.6 billion shares for the three months ended March 31, 2001, from 1.1 billion shares for the same period in 2000.

      Other revenue increased 9.8% to $4.5 million for the three months ended March 31, 2001, from $4.1 million for the same period in 2000. This increase was primarily due to an increase in our fees from clearance activities and short-term interest income, which was offset by a decrease in our proprietary trading revenues and other investments.

EXPENSES

      Total expenses before provision for income taxes increased 38.6% to $53.1 million for the three months ended March 31, 2001 from $38.3 million for the same period in 2000.

      Employee compensation and related benefits increased 7.9% to $24.6 million for the three months ended March 31, 2001, from $22.8 million for the same period in 2000. The increase was due to the consummation of the RPM acquisition that resulted in our employment of 215 additional individuals on March 15, 2001. A full quarter of employee compensation and related benefits expense as a result of the acquisitions of Henderson Brothers and Webco, which resulted in our employment of 97 additional individuals, also contributed to the increase. As a percentage of total revenues, employee compensation decreased to 25.2% of total revenues for the three months ended March 31, 2001, from 29.0% of total revenues for the same period in 2000.

      Interest expense increased 89.1% to $12.1 million for the three months ended March 31, 2001, from $6.4 million for the same period in 2000. The increase was due to a full quarter of interest expense on $250.0 million of senior subordinated indebtedness, incurred in connection with the Henderson Brothers and Webco acquisitions. As a percentage of total revenues, interest expense increased to 12.4% for the three months ended March 31, 2001, from 8.2% for the same period in 2000.

      Depreciation and amortization of intangibles expense increased 117.9% to $6.1 million for the three months ended March 31, 2001, from $2.8 million for the same period in 2000. The increase was due to the full quarter of amortization on the $233.7 million of intangible assets recorded as a result of our acquisitions of Henderson Brothers and Webco. In addition, the increase was due to the $452.5 million of intangible assets recorded as a result of our acquisition of RPM on March 15, 2001. As a percentage of total revenues, depreciation and amortization of intangibles expense increased to 6.3% for the three months ended March 31, 2001, from 3.5% for the same period in 2000.

      Lease of exchange memberships expense increased 50.0% to $3.9 million for the three months ended March 31, 2001, from $2.6 million for the same period in 2000. This increase was due to the increase in the number of leased memberships from 46 to 64, and was also due to an increase in the average annual leasing cost of the memberships from approximately $276,000 to $312,000 per membership. As a percentage of total revenues, lease of exchange memberships expense increased to 3.9% for the three months ended March 31, 2001, from 3.2% for the same period in 2000.

      Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE primarily include fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 200.0% or $3.0 million for the three months ended March 31, 2001, from $1.0 million for the same period in 2000. This increase was due to an increase in fees charged by the NYSE for new listing allocations and fees based upon exchange seat use. Increased trading volumes as a result of the RPM acquisition and a full quarter of increased volume from the Henderson Brothers and Webco acquisitions also contributed to the increase.

      Other expenses increased 22.2% to $3.3 million for the three months ended March 31, 2001, from $2.7 million for the same period in 2000. This increase was primarily the result of additional data retrieval and informational services, an increase in advertising and promotional costs and legal and professional fees associated with the expansion of our business.

INCOME BEFORE PROVISION FOR INCOME TAXES

      Income before provision for income taxes increased 10.6% to $44.7 million for the three months ended March 31, 2001, from $40.4 million for the same period in 2000. This increase was primarily due to the increase in our total revenues which is offset by the increase in interest, depreciation and amortization of intangibles and exchange clearing and brokerage fees as the result of our acquisition of RPM and the effect of a full quarter of the Henderson Brothers and Webco acquisitions.

INCOME TAXES

      Provision for income taxes increased 19.6% to $23.8 million for the three months ended March 31, 2001, from $19.9 million for the same period in 2000, as a result of the increase in nondeductibible amortization of intangible expense as result of our acquisitions and our increased profitability.

LIQUIDITY

      As of March 31, 2001, we had $1,723.0 million in assets, of which $266.1 million consisted of cash and short-term investments, which primarily consist of commercial paper maturing within 180 days.

      In January 2001, we extended our $200 million line-of-credit with a U.S. commercial bank until February 1, 2002. Amounts outstanding under the U.S. commercial bank credit facility are secured by our inventory of specialist stocks and bear interest at U.S. commercial banks' broker loan rate. To date, we have not utilized this facility.

      As of March 31, 2001, the subordinated debt of LaBranche & Co. LLC totaled $50.9 million (excluding subordinated liabilities related to contributed exchange memberships). Of this amount, $35.0 million represented senior subordinated debt privately placed pursuant to several note purchase agreements. Of this $35.0 million, $20.0 million matures on September 15, 2002 and bears interest at an annual rate of 8.17%, payable on a quarterly basis, and $15.0 million matures on June 3, 2008 and bears interest at an annual rate of 7.69%, payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche & Co. LLC. As of March 31, 2001 subordinated debt totaling $6.9 million represented junior subordinated debt of LaBranche & Co. LLC placed with former limited partners, their family members and our employees. This debt has maturities ranging from the second half of 2001 through the second half of 2002, and bears interest at an annual rate between 8.0% and 10.0%, payable on a quarterly basis. The agreements relating to the junior subordinated debt generally have automatic rollover provisions that extend the maturities for an additional year, unless the lender provides notice at least seven months prior to maturity.

      As a result of our acquisition of RPM, LaBranche & Co. LLC acquired subordinated demand notes for $1.0 million and $8.0 million with maturity dates of October and December 2001 respectively. Interest is payable monthly at adjusting variable rates. These agreements have automatic rollover provisions, and the scheduled maturity date will be extended an additional six months, unless the lender gives LaBranche & Co. LLC six months' advance notice that the maturity date will not be extended.

      As of March 31, 2001 the Company also assumed $17.4 million of promissory notes payable as a result of the RPM acquisition. Three of these notes, representing approximately $3.3 million, are subordinated debt placed with family members of former employees of RPM. This debt has maturities ranging from the first half of 2002 through the first half of 2006, and bears interest at an annual rate between 9.0% and 12.5%, payable on a quarterly basis. One of these agreements, representing $295,000, has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity. Ten additional notes representing $11.4 million, are promissory notes placed with former RPM employees and their family members. These notes are payable in equal annual installments on the anniversaries of issuance, with maturity dates ranging from the second half of 2002 through the second half of 2005, and bear interest at annual rates ranging from 9.5% to 10.0%, payable on a quarterly basis. Another promissory note, representing $2.0 million, is payable in three annual installments on the anniversary of issuance, matures in December 2003 and bears interest at an annual rate of 12.0%, payable on a quarterly basis. One promissory note, representing approximately $664,000 is payable in equal annual installments on the anniversary of the closing date, matures in May 2005 and bears interest at an annual rate of 7.0%, payable on a quarterly basis commencing in May 2001.

      As a result of our acquisition of RPM, we issued 100,000 shares of our Series A preferred stock. Each outstanding share of our Series A preferred stock entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% of the liquidation preference per share until the fourth anniversary of the closing of the merger, 10% until the fifth anniversary of the closing, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter), commencing on July 1, 2001. Dividends on the issued and outstanding shares of Series A preferred stock will be preferred and cumulative and accrue from day to day from the date on which they are originally issued.

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

      The Senior Subordinated Notes also require the Company, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Notes a principal amount equal to the Excess Cash Flow for such fiscal year at a price equal to 103% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his pro rata share based upon his ownership percentage of the outstanding Notes. Excess Cash Flow is defined for this purpose as 40% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness.

      In connection with the Webco acquisition, we issued unsecured senior promissory notes in the aggregate principal amount of $3.0 million to the stockholders of Webco. These notes bear interest at an annual rate of 10.0%. Of the aggregate principal amount, $500,000 has already been paid. The remaining $2.5 million is due September 9, 2001 and is subject to set-off for any amounts for which the former stockholders of Webco may be obligated to indemnify us for any breaches of their or Webco's representations, warranties and covenants under the Webco acquisition agreement.

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

      At March 31, 2001, LaBranche & Co. LLC had net capital of $430.9 million, which was $429.5 million in excess of its required net capital of $1.4 million.

      As clearing brokers, pursuant to SEC Rule 15c3-1, our Henderson Brothers and RPM subsidiaries are required to maintain a minimum net capital of $250,000. As of March 31, 2001, the combined net capital of these subsidiaries was $21.1 million and exceeded requirements by $20.4 million.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. After our acquisition of RPM, our net liquid asset requirement is $405.0 million, which represents the previous combined net liquid assets of the two firms as separate entities. As of March 31, 2001, our actual net liquid assets were approximately $442.0 million.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      A majority of our specialist related revenues are derived from trading as principal. We also operate a proprietary trading desk separately from our NYSE and American Stock Exchange ("AMEX") specialist operations, which represented (0.6)% of our total revenues in the three months ended March 31, 2001 and 1.8% of our total revenues in the same period in 2000. We may incur trading losses as a result of these trading activities. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities will result in a reduction of our revenues and operating profits.

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

      Henderson Brothers' and RPMs' clearance activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose Henderson Brothers and RPM to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and Henderson Brothers and RPM has to purchase or sell securities at a loss. For margin transactions, Henderson Brothers and RPM may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

      Henderson Brothers and RPM seek to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Henderson Brothers and RPM monitor margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

PART II      OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

      10.1 Agreement and Plan of Merger, dated as of January 18, 2001, by and between the Company and ROBB PECK McCOOEY Financial Services, Inc.(1)

      10.2 Amendment to Agreement and Plan of Merger, dated as of February 15, 2001, by and between the Company and ROBB PECK McCOOEY Financial Services, Inc.(1)

      27    Financial Data Schedule.

(b)      REPORTS ON FORM 8-K.

      (i) On January 19, 2001, we filed a Form 8-K, dated January 18, 2001, with respect to the execution of the Agreement and Plan of Merger, dated January 18, 2001, by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc., under Item 5 of Form 8-K.

      (ii) On March 22, 2001, we filed a Form 8-K, dated March 15, 2001, with respect to our acquisition of ROBB PECK McCOOEY Financial Services, Inc., under Item 2 of Form 8-K.

                All other items of this report are inapplicable.





--------
(1) Previously filed as an exhibit to the company's Report on Form 8-K dated March 15, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



May 15, 2001                    LABRANCHE & CO INC.


                                By:      /s/ Harvey S. Traison
                                         -----------------------------
                                Name:    Harvey S. Traison
                                Title:   Chief Financial Officer