Form 10-Q
period 2001-06-30
LABRANCHE & CO INC
filed 2001-08-14
CIK 1089044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

      Yes [X]              No [ ]

The number of shares of the registrant's common stock outstanding as of August 14, 2001 was 57,427,838.

LABRANCHE & CO INC.
FORM 10-Q

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION.............................................3

   Item 1.   Financial Statements..............................................3

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...........................3

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL
     CONDITION.................................................................4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................6

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................8

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................15

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......24

PART II      OTHER INFORMATION................................................26

   Item 6.   Exhibits and Reports on Form 8-K.................................26

     SIGNATURES...............................................................27

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S OMITTED EXCEPT PER SHARE DATA)

                                                        For the Three Months Ended  For the Six Months Ended
                                                                 June 30,                 June 30,
                                                          -----------------------------------------------
                                                            2001         2000         2001         2000
                                                          --------     --------     --------     --------
REVENUES:
         Net gain on principal transactions               $ 89,354     $ 73,323     $170,814     $138,714
         Commissions                                        16,491       11,147       28,818       20,332
         Other                                               6,916        3,154       10,889        7,268
                                                          --------     --------     --------     --------
                                   Total revenues          112,761       87,624      210,521      166,314
                                                          --------     --------     --------     --------
EXPENSES:
         Employee compensation and related benefits         27,109       22,969       51,701       45,768
         Interest                                           13,240       11,603       25,385       18,050
         Depreciation and amortization of intangibles       11,064        4,871       17,197        7,625
         Exchange, clearing and brokerage fees               6,447        1,340        9,484        2,373
         Lease of exchange memberships                       5,176        2,781        9,031        5,338
         Other                                               5,985        2,960        9,299        5,626
                                                          --------     --------     --------     --------

                                   Total expenses           69,021       46,524      122,097       84,780
                                                          --------     --------     --------     --------

Income before provision for income taxes                    43,740       41,100       88,424       81,534

PROVISION FOR INCOME TAXES                                  24,523       20,975       48,283       40,853
                                                          --------     --------     --------     --------

Net income                                                $ 19,217     $ 20,125     $ 40,141     $ 40,681
                                                          ========     ========     ========     ========

Weighted-average shares outstanding:
     Basic                                                  57,025       48,675       53,651       47,614
     Diluted                                                58,432       48,838       54,847       47,739
Earnings per share
     Basic                                                $   0.30     $   0.41     $   0.70     $   0.85
     Diluted                                              $   0.29     $   0.41     $   0.68     $   0.85

                      LABRANCHE & CO INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (000'S OMITTED)

                                                                             As of
                                                               --------------------------------
                                                               JUNE 30, 2001  DECEMBER 31, 2000
                                                               -------------  -----------------
                                                                (unaudited)
                         ASSETS

CASH AND CASH EQUIVALENTS                                       $   201,474      $   152,220

CASH AND SECURITIES SEGREGATED UNDER FEDERAL REGULATIONS             88,810            3,610

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                      26,322          134,111

RECEIVABLE FROM BROKERS, DEALERS AND CLEARING ORGANIZATIONS         274,627           63,468

RECEIVABLE FROM CUSTOMERS                                            14,983              912

SECURITIES OWNED, at market value:
   Corporate equities                                               171,715          132,389
   Other                                                             87,096            8,664

EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value            32,200           24,000

EXCHANGE MEMBERSHIPS OWNED, at cost (market value of
   $87,400 and $52,000, respectively)                                75,315           50,300

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
   less accumulated depreciation and amortization of
   $6,769 and $2,622, respectively                                    5,298            3,371

INTANGIBLE ASSETS, net of accumulated amortization
   Specialist Stock List                                            362,266          185,982
   Trade Name                                                        25,344           25,676
   Goodwill                                                         437,214          191,235

OTHER ASSETS                                                         68,589           28,184
                                                                -----------      -----------

Total assets                                                    $ 1,871,253      $ 1,004,122
                                                                ===========      ===========
          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Payable to brokers and dealers                                  $    29,720      $     4,068
Payable to customers                                                 80,239            4,051
Securities sold, but not yet purchased, at market value             175,438           60,726
Accounts payable and other accrued expenses                          97,096           57,559
Income taxes payable                                                     --           10,329
                                                                -----------      -----------
                                                                    382,493          136,733
                                                                -----------      -----------



DEFERRED TAX LIABILITIES                                            168,606           74,660
                                                                -----------      -----------
LONG TERM DEBT                                                      369,459          355,893
                                                                -----------      -----------

SUBORDINATED LIABILITIES
Exchange memberships, at market value                                32,200           24,000
Other subordinated indebtedness                                      50,935           41,935
                                                                -----------      -----------
                                                                     83,135           65,935
                                                                -----------      -----------

PREFERRED STOCK, at carrying value, liquidation
   value of $1,000 per share; 10,000,000 shares
   authorized; 100,000 and 0 shares issued and
   outstanding as of June 30, 2001 and
   December 31, 2000, respectively                                   93,826               --

COMMON STOCK, $.01 par value, 200,000,000 shares
   authorized; 57,427,838 and 49,069,521 shares
   issued and outstanding as of June 30, 2001
   and December 31, 2000, respectively                                  574              491

OPTIONS ON COMMON STOCK                                              49,883               --

ADDITIONAL PAID-IN-CAPITAL                                          589,904          273,347
RETAINED EARNINGS                                                   142,040          104,665
UNEARNED COMPENSATION                                                (8,667)          (7,602)
                                                                -----------      -----------
                                                                    867,560          370,901
                                                                -----------      -----------

Total liabilities and stockholders' equity                      $ 1,871,253      $ 1,004,122
                                                                ===========      ===========

         The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                          Six Months Ended
                                                                    ----------------------------
                                                                    June 30, 2001  June 30, 2000
                                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income

  Adjustments to reconcile net income to net cash
  used in operating activities:
      Depreciation and amortization of intangibles                    $  40,141      $  40,681
      Amortization of bond discount and debt issuance costs              17,197          7,624
      Compensation expense related to stock-based compensation              857            627
      Deferred tax provision                                              3,391          1,495
  Tax benefit related to employee stock transactions                     (2,000)            72
  Change in assets and liabilities:                                      18,290             --
      Cash segregated under federal regulations                         (85,200)            --
      Securities purchased under agreements to resell                   107,789        (36,378)
      Receivable from brokers, dealers and clearing organizations      (211,159)       (88,626)
      Receivable from customers                                         (14,071)        (1,403)
      Corporate equities                                                (39,326)      (177,099)
      United States Government obligations                                   --          1,471
      Other securities owned                                            (74,553)        (3,959)
      Other assets                                                      (44,285)       (10,649)
      Payable to brokers and dealers                                     25,652        105,037
      Payable to customers                                               76,188          4,115
      Securities sold, but not yet purchased                            114,712         51,522
      Accounts payable and other accrued expenses                        52,865         39,024
      Income taxes payable                                              (10,329)        (7,026)
                                                                      ---------      ---------

            Net cash used in operating activities                       (24,112)       (73,472)
                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net cash received from (paid for) acquisitions                         66,490       (184,364)
  Payment for purchase of an exchange membership                         (2,000)            --
  Payments for office equipment and leasehold improvements                 (533)        (1,162)
                                                                      ---------      ---------
            Net cash provided by (used in) investing activities          63,957       (185,526)
                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options                                   9,409             --
  Net cash received from issuance of senior subordinated debt                --        245,693
                                                                      ---------      ---------
            Net cash provided by financing activities                     9,409        245,693
                                                                      ---------      ---------
            Increase/(decrease) in cash and cash equivalents             49,254        (13,305)
                                                                      ---------      ---------



CASH AND CASH EQUIVALENTS, beginning of period                     152,220       83,774

CASH AND CASH EQUIVALENTS, end of the period                      $201,474     $ 70,469
                                                                  ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

  Interest                                                        $ 22,422     $  6,478
  Income taxes                                                      45,150       48,538

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING
ACTIVITIES:
  Acquisitions:
      Intangibles assets                                          $452,488     $171,936
      Fair value of tangible assets acquired, other than cash       71,555       33,863
      Deferred tax liabilities related to intangible assets         95,995       61,774
      Other liabilities                                             38,950           --
      Common stock issuance                                        260,463       32,312
  Exercise of options granted to former RPM stockholders            37,811           --

         The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

      The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), Henderson Brothers, Inc., a Delaware corporation ("Henderson Brothers"), ROBB PECK McCOOEY Clearing Corporation, a New York corporation ("RPM Clearing Corporation"), and Internet Trading Technologies, Inc., a Delaware corporation ("ITTI" and, collectively with the Holding Company, LaBranche, Henderson Brothers and RPM Clearing Corporation the "Company"). The Holding Company is the sole member of LaBranche and 100% stockholder of Henderson Brothers, RPM Clearing Corporation and ITTI. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities listed on the New York Stock Exchange, Inc. (the "NYSE") and as a specialist in options on the American Stock Exchange (the "AMEX"). Henderson Brothers is also a registered broker-dealer and a member of the NYSE and primarily provides clearance services to customers of several introducing brokers and provides direct access floor brokerage to institutional customers. RPM Clearing Corporation is a registered broker-dealer and a member of the NYSE and other exchanges and provides clearing, prime brokerage and execution services. ITTI provides front-end order execution systems, analysis and reporting solutions for the wholesale securities dealer market.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. The statement provides that intangible assets with indefinite useful lives will no longer be amortized, effective January 1, 2002 for intangible assets existing at June 30, 2001 or effective immediately for intangible assets acquired after June 30, 2001. Rather, these assets will be tested at least annually for impairment by applying a fair-value based test. In addition, intangible assets with finite useful lives continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, commencing January 2002, the Company will cease amortization of recorded goodwill and certain intangible assets and the amortization expense for these intangible assets will no longer be included in the results of operations. The Company does not anticipate incurring any impairment charges upon implementation of SFAS No. 142. However, it is possible that in the future, the Company may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in its financial statements. The Company expects the effect of adoption of SFAS No. 142, as it relates to no longer amortizing goodwill and certain intangible assets, will materially increase its future results of operations. The estimated annual amortization expenses for intangible assets at June 30 in 2001 that will no longer be amortized are (000's omitted):


Tradename amortization,
net of deferred tax benefit                    $   349
Goodwill amortization                           27,499
                                               -------
Total amortization expense                     $27,848
                                               =======

3.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
      INFORMATION

      The unaudited interim condensed consolidated financial information as of June 30, 2001 and for the three months ended June 30, 2001 and 2000 are presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of June 30, 2001 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2001. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

4.    INCOME TAXES

      The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation, amortization periods of certain intangibles and differences between the financial and tax basis of assets acquired. The Company's effective tax rate differs from the federal statutory rate primarily due to its non-deductible amortization of intangible assets in 2001 and 2000. The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000's omitted):

                                  Three Months    Three Months     Six Months     Six Months
                                     Ended           Ended           Ended          Ended
                                 June 30, 2001   June 30, 2000   June 30, 2001  June 30, 2000
                                 -------------   -------------   -------------  -------------
Current federal, state
and local taxes                     $ 25,528        $ 20,831        $ 47,485       $ 39,456
Deferred tax
(benefit)/provision                   (1,005)            (81)            798             72
Unincorporated business tax               --             225              --          1,325
                                 ------------------------------------------------------------
   Total provision for income
   taxes                            $ 24,523        $ 20,975        $ 48,283       $ 40,853
                                 ============================================================

5.    REGULATORY REQUIREMENTS

      LaBranche, a specialist and member of the NYSE is subject to SEC Rule 15c3-1 adopted and administered by the NYSE. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

      As of June 30, 2001 and as of December 31, 2000, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $394.6 million and $293.4 million, respectively. As of those dates LaBranche exceeded the minimum requirements by $391.7 million and $290.3 million, respectively. LaBranche's aggregate indebtedness to net capital ratio on those dates was .11 to 1 and .16 to 1, respectively.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

      As of June 30, 2001 and as of December 31, 2000, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $405.0 million and $284.3 million, respectively, compared to actual net liquid assets, as defined, of $426.3 million and $305.0 million, respectively.

      As registered broker-dealers and NYSE member firms, Henderson Brothers and RPM Clearing Corporation are also subject to SEC Rule 15c3-1, as adopted and administered by the NYSE. Under the alternative method permitted by the rule, the minimum required net capital for each subsidiary is equal to the greater of $250,000 or 2% of aggregate debit items as defined.

      As of June 30, 2001, Henderson Brothers' and RPM Clearing Corporation's combined net capital as defined under SEC Rule 15c3-1 was $23.9 million and exceeded minimum requirements by $23.0 million.

6.    ACQUISITIONS DURING THE FIRST QUARTER 2001

      On March 15, 2001, the Company acquired, through a merger, ROBB PECK McCOOEY Financial Services, Inc. ("RPM") for an aggregate of approximately 6.9 million shares of the

Company's common stock and shares of the Company's nonconvertible Series A preferred stock having an aggregate face and liquidation value of approximately $100.0 million and a fair value of approximately $93.4 million. Each share of the Series A preferred stock entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% for the first four years, 10% for the fifth year and 10.8% thereafter, certain voting rights and preferred distributions upon liquidation. In addition, the Company assumed RPM's obligations under RPM's outstanding option agreements with its employees. Thus, each option to purchase RPM common stock was converted into a vested option to purchase 98.778 shares of the Company's common stock. The acquisition was accounted for under the purchase method and the results of RPM's operations have been included in the Company's consolidated financial statements since March 16, 2001. The Company finalized its purchase accounting during the second quarter of 2001 without any significant adjustment to the original allocation of purchase price. The adjusted excess of purchase price over fair value of tangible assets of approximately $433.8 million was allocated to intangible assets with corresponding respective lives as follows (000's omitted):

                                          ORIGINAL
                                           AMOUNT       LIFE
                                           ------       ----
           Specialist Stock List          $ 180.0     40 years
           Goodwill                         253.8     15 years
                                          -------

                                          $ 433.8

      The allocation of purchase price and determination of useful lives for the acquisition was based upon an independent appraisal. The useful life of the specialist stock list was determined based upon analysis of historical turnover characteristics of RPM's specialist stocks.

      Effective March 13, 2001, the Company acquired all the outstanding capital stock of ITTI, a company that provides front-end order execution systems, analysis and reporting solutions for the wholesale securities dealer market. ITTI is operated by the Company as a separate subsidiary. The excess of purchase price over fair value of net tangible assets of approximately $4.3 million was allocated to goodwill.

7.    COMMITMENTS

      Minimum rental commitments under existing non-cancelable leases for office space and equipment are as follows:

              YEAR ENDING DECEMBER 31:
              -----------------------
                        2001              $1,212,130
                        2002               1,980,037
                        2003               1,696,898
                        2004               1,297,750
                        2005               1,238,650
                     Thereafter           $2,648,894

      These leases contain escalation clauses providing for increased rentals based upon maintenance and tax increases.

8.    EARNINGS PER SHARE

      Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

      The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):

                                  Three Months     Three        Six Months     Six Months
                                     Ended      Months Ended       Ended         Ended
                                 June 30, 2001  June 30, 2000  June 30, 2001  June 30, 2000
                                 -------------  -------------  -------------  -------------
Net income                          $19,217        $20,125        $40,141       $40,681
Less preferred dividends and
  accretion                           2,378             --          2,767            --
                                    -------        -------        -------       -------
Numerator for basic and
  diluted earnings per common
  share - net income                $16,839        $20,125        $37,374       $40,681
Denominator for basic
  earnings per share -
  weighted-average number
  of common shares                   57,025         48,675         53,651        47,614
Dilutive Shares
   Stock options                        965             --            745            --
   Restricted stock                      87             --             94            --
   Restricted stock units               355            163            357           125
                                    -------        -------        -------       -------
Denominator for diluted
  earnings per share -
  weighted-average number
  of common shares                   58,432         48,838         54,847        47,739
Basic earnings per share            $  0.30        $  0.41        $  0.70       $  0.85

Diluted earnings per share          $  0.29        $  0.41        $  0.68       $  0.85

      Under the treasury stock method of accounting, restricted stock units representing 404,657 and 402,412 shares of common stock, restricted stock representing 272,649 and 265,962 shares of common stock and options to purchase an aggregate of 1,913,921 and 2,134,865 shares of common stock for the three months and the six months ended June 30, 2001, respectively, were not included in the calculation of diluted earnings per share due to their antidilutive effect.

9.    EMPLOYEE INCENTIVE AWARDS

      During the first quarter of 2001, the Company assumed RPM's obligations under existing option agreements with RPM's employees, whereby the Company issued 2,775,662 options, of which 1,144,658 were exercised at prices between $2.78 and $13.67. During the second quarter of 2001 options to purchase 64,778 shares of common stock, which were issued in connection with the RPM acquisition, were exercised at prices between $2.78 and $13.67. The tax benefit associated with the exercise of replacement options has been recorded as an adjustment to goodwill, resulting in a decrease in the amount of approximately $811,000 for the quarter ended June 30, 2001.

10.   PROMISSORY NOTES PAYABLE

      As of June 30, 2001, the Company has $16.1 million of promissory notes payable as a result of debt assumed by the Company in the RPM acquisition. Three of these notes, representing approximately $3.3 million, are subordinated debt placed with family members of former employees of RPM. This debt has maturities ranging from the first half of 2002 through the first half of 2006, and bears interest at an annual rate between 9.0% and 12.5%, payable on a quarterly basis. One of these agreements, representing $295,000, has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity. Seven additional notes, representing $10.0 million, are promissory notes placed with former RPM employees and their family members. These notes are payable in equal annual installments on the anniversaries of issuance, with maturity dates ranging from the second half of 2002 through the first half of 2005, and bear interest at annual rates ranging from 9.5% to 12.0%, payable on a quarterly basis. The remaining four notes, representing $2.7 million, represent deferred compensation of former RPM employees. These notes are payable in equal annual installments on the anniversaries of issuance, with maturity dates ranging from the second half of 2002 through the second half of 2004, and bear interest at annual rates ranging from 9.5% to 10.0%.

11.   PRO FORMA FINANCIAL INFORMATION

      The following 2000 pro forma consolidated results give effect to the Company's March 2000 acquisition of all the outstanding capital stock of Henderson Brothers, the March 2000 acquisition of Webco Securities, Inc. ("Webco") and the March 2000 issuance of $250.0 million of Senior Subordinated Notes as if they occurred on January 1, 2000. In addition, the 2000 pro forma consolidated results give effect to the March 2001 acquisition of RPM, including the issuance of common stock, the issuance of preferred stock, the assumption of all obligations under RPM's option agreements and the reversal of the historical results of operations for certain business lines (the "Acquisition Transactions"), as if they occurred on January 1, 2000. The 2001 pro forma consolidated results give effect to the Acquisition Transactions as if they occurred on January 1, 2001. The pro forma impact on revenues, pre-tax income and earnings are as follows (000's omitted, except per share data):

                                    FOR THE SIX MONTHS ENDED
                                    ------------------------
                                            JUNE 30,
                                      2001             2000
                                      ----             ----
                                   (PRO FORMA)       (PRO FORMA)
 Revenues                           $237,319         $261,071
 Pre-Tax Income                       61,716           95,922
 Net Income                           24,792           43,410
 EPS                                $   0.35         $   0.69

12.   SUBSEQUENT EVENTS

      During May 2001, the Company signed a letter of intent to acquire Bocklet & Company, LLC, a specialist for approximately 60 listed companies on the NYSE. A definitive agreement has not been completed, but the transaction consideration will include cash and shares of the Company's common stock.

      During July 2001, the board of directors approved an increase in the number of shares of the Company's common stock available for issuance under the Equity Incentive Plan by an additional 3,000,000 shares. The effectiveness of this increase is subject to the approval of the stockholders of the Company at the next annual or special meeting of stockholders.

      On August 2, 2001, the Company entered into a sublease commitment for office space located at 120 Broadway, New York, New York. The sublease is for approximately 45,000 square feet and expires on March 30, 2006. Additionally, one of the lease commitments at 20 Broad Street for approximately 21,000 square feet will not be renewed upon expiration on December 31, 2001.

      As of August 9, 2001, LaBranche entered into an asset purchase agreement with Cranmer & Cranmer, Inc. ("Cranmer") and Cranmer's stockholders pursuant to which LaBranche will acquire substantially all the assets of Cranmer, a specialist in stocks and options on the AMEX. Pursuant to this agreement, the consideration will include cash and shares of the Company's common stock. In addition, LaBranche will remit funds to Cranmer equal to the equity capital of Cranmer, including the net value of Cranmer's open positions on the closing date of the acquisition.

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

REVENUES

      Our revenues consist primarily of net gain earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist and clearance activities. Net gain on principal transactions represents trading gains net of trading losses and transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks and options. Commissions revenue consists of fees we earn when our specialists act as agents to match buyers and sellers for limit orders executed by us on behalf of brokers after a specified period of time; we do not earn commissions when we match market orders. In addition, commissions revenue includes fees charged to customers for execution and clearance activities at our Henderson Brothers and RPM Clearing Corporation subsidiaries. Other revenue consists of proprietary trading revenue, an investment in a hedge fund, interest income and fees charged to customers for use of ITTI's front-end order execution system. For the three months ended June 30, 2001, net gain on principal transactions represented 79.2% of our total revenues, commissions revenue represented 14.6% of our total revenues, and other revenues represented

6.1% of our total revenues. For the six months ended June 30, 2001, net gain on principal transactions represented 81.1% of our total revenues, commissions revenue represented 13.7% of our total revenues, and other revenues represented 5.2% of our total revenues.

EXPENSES

      Our largest operating expense is employee compensation and related benefits, which primarily consist of salaries and wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid to managing directors, trading professionals and other employees based on our profitability and each employee's overall performance.

ACQUISITIONS DURING THE SIX MONTHS ENDED JUNE 30, 2001

      On March 13, 2001, we acquired all the outstanding capital stock of Internet Trading Technologies, Inc. ("ITTI"), a company that provides front-end order execution systems, analysis and reporting solutions for the wholesale securities dealer market. We operate ITTI as a separate subsidiary. The excess of purchase price over fair value of tangible assets of approximately $4.3 million was allocated to goodwill.

      On March 15, 2001, we acquired ROBB PECK McCOOEY Financial Services, Inc. ("RPM") for an aggregate of approximately 6.9 million shares of our common stock and shares of nonconvertible Series A preferred stock having an aggregate face and liquidation value of approximately $100.0 million and a fair value of approximately $93.4 million. In addition, we assumed all obligations under RPM's outstanding option agreements with its employees, with each option to purchase RPM common stock having been converted into an immediately exercisable option to purchase 98.778 shares of our common stock. The adjusted excess of purchase price over fair value of net tangible assets of approximately $433.8 million was allocated to intangible assets. The results of the operations of RPM have been included in our financial statements beginning March 16, 2001. As a result of the exercise of replacement options granted to former RPM employees, we recorded a tax benefit not reflected through the results of operations of $15.8 million.

RECENT DEVELOPMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. The statement provides that intangible assets with indefinite useful lives will no longer be amortized, effective January 1, 2002 for intangible assets existing at June 30, 2001 or effective immediately for intangible assets acquired after June 30, 2001. Rather, these assets will be tested at least annually for impairment by applying a fair-value based test. In addition, intangible assets with finite useful lives continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, commencing January 2002, we will cease amortization of recorded goodwill and certain intangible assets and the amortization expense for these intangible assets will no longer be included in our results of operations. We do not anticipate incurring any impairment charges upon implementation of SFAS No. 142. However, it is possible that in the future, we may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in our financial statements.

      During May 2001, we signed a letter of intent to acquire Bocklet & Company, LLC, a specialist for approximately 60 listed companies on the NYSE. A definitive agreement has not been completed, but the transaction consideration will include cash and shares of our common stock.

      On August 2, 2001 we entered into a sublease commitment for office space located at 120 Broadway, New York, New York. The sublease is for approximately 45,000 square feet and expires on March 30, 2006. Additionally, one of our lease commitments at 20 Broad Street for approximately 21,000 square feet will not be renewed upon expiration on December 31, 2001.

      As of August 9, 2001, LaBranche & Co. LLC entered into an asset purchase agreement with Cranmer & Cranmer, Inc. ("Cranmer") and Cranmer's stockholders pursuant to which LaBranche will acquire substantially all the assets of Cranmer, a specialist in stocks and options on the AMEX. Pursuant to this agreement, the consideration will include cash and shares of our common stock. In addition, LaBranche & Co. LLC will remit funds to Cranmer equal to the equity capital of Cranmer, including the net value of Cranmer's open positions on the closing date of the acquisition.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES

      Total revenues increased 28.8% to $112.8 million for the three months ended June 30, 2001, from $87.6 million for the same period in 2000, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 22.0% to $89.4 million for the three months ended June 30, 2001, from $73.3 million for the same period in 2000. This increase was primarily due to a full quarter of revenues from the RPM acquisition on March 15, 2001, as a result of which we became the specialist for 129 additional common stock listings. In addition, this increase was due to an increase in share volume of our specialist stocks traded on the NYSE. Our share volume as principal increased 51.1% to 6.8 billion shares for the three months ended June 30, 2001, from 4.5 billion shares for the same period in 2000.

      Commissions revenue increased 48.6% to $16.5 million for the three months ended June 30, 2001, from $11.1 million for the same period in 2000. This increase was primarily due to a full quarter of commissions revenue earned by our clearing subsidiaries for execution and clearing services. The share volume executed by us as agent in our specialist stocks remained relatively flat at 1.5 billion shares, reflecting the competitive price pressures within the marketplace and our continuing efforts to provide low-cost services to our customers.

      Other revenue increased 115.6% to $6.9 million for the three months ended June 30, 2001, from $3.2 million for the same period in 2000. This increase was primarily due to a full quarter of fees from other clearance and order execution activities, short-term interest income and an increase in our proprietary trading revenues.

EXPENSES

      Total expenses before provision for income taxes increased 48.4% to $69.0 million for the three months ended June 30, 2001 from $46.5 million for the same period in 2000.

      Employee compensation and related benefits increased 17.8% to $27.1 million for the three months ended June 30, 2001, from $23.0 million for the same period in 2000. This increase was primarily due to a full quarter of employee compensation and related benefits expense as a result of the RPM acquisition, which resulted in our employment of 215 additional individuals on March 15, 2001. This increase was offset by a decrease in profitability-based compensation. As a percentage of total revenues, employee compensation decreased to 24.0% of total revenues for the three months ended June 30, 2001, from 26.2% of total revenues for the same period in 2000.

      Interest expense increased 13.8% to $13.2 million for the three months ended June 30, 2001, from $11.6 million for the same period in 2000. This increase was primarily due to additional interest charges associated with our clearance activities, as well as the assumption of approximately $16.1 and $9.0 million of promissory notes and subordinated debt, respectively, as a result of the RPM acquisition. As a percentage of total revenues, interest decreased to 11.7% of total revenues for the three months ended June 30, 2001, from 13.2% of total revenues for the same period in 2000.

      Depreciation and amortization of intangibles expense increased 126.5% to $11.1 million for the three months ended June 30, 2001, from $4.9 million for the same period in 2000. The increase was due to the full quarter of amortization on the $433.8 million of intangible assets recorded as a result of our acquisition of RPM on March 15, 2001. As a percentage of total revenues, depreciation and amortization of intangibles increased to 9.8% of total revenues for the three months ended June 30, 2001, from 5.6% of total revenues for the same period in 2000.

      Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE primarily include fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 392.3% to $6.4 million for the three months ended June 30, 2001, from $1.3 million the same period in 2000. This increase was due to a new NYSE allocation fee, whereby specialist firms share the cost of newly allocated firms listing on the NYSE, an increase in NYSE regulatory fees based upon exchange seat use, a full quarter of fees from our clearing operations and increased trading volumes as a result of the RPM acquisition.

      Lease of exchange memberships expense increased 85.7% to $5.2 million for the three months ended June 30, 2001, from $2.8 million for the same period in 2000. This increase was due to the increase in the number of leased memberships from 48 to 68, and was also due to an increase in the average annual leasing cost of the memberships from approximately $276,000 to $312,000 per membership.

      Other expenses increased 100.0% to $6.0 million for the three months ended June 30, 2001, from $3.0 million for the same period in 2000. This increase was primarily the result of a full quarter of additional occupancy and professional fees as a result of our recent acquisitions, as well as an increase in advertising and promotional costs. INCOME BEFORE PROVISION FOR INCOME TAXES

      Income before provision for income taxes increased 6.3% to $43.7 million for the three months ended June 30, 2001, from $41.1 million for the same period in 2000. This increase was primarily due to the increase in our total revenues which was offset by the increase in employee compensation and related benefits, depreciation and amortization of intangibles and exchange clearing and brokerage fees as the result of a full quarter of the RPM acquisition and increased regulatory fees.

INCOME TAXES

      Provision for income taxes increased 16.7% to $24.5 million for the three months ended June 30, 2001, from $21.0 million for the same period in 2000, due to the increase in nondeductible amortization of intangibles expense as result of the RPM and ITTI acquisitions.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES

      Total revenues increased 26.6% to $210.5 million for the six months ended June 30, 2001, from $166.3 million for the same period in 2000, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 23.1% to $170.8 million for the six months ended June 30, 2001, from $138.7 million for the same period in 2000. This increase was primarily due to our acquisition of RPM on March 15, 2001 as well as a full six months of revenue from our Henderson Brothers and Webco acquisitions on March 2, 2000 and March 9, 2000, respectively. In addition, the increase is the result of increased share volume in principal trading in our existing specialist stocks traded on the NYSE. Our share volume as principal increased 43.7% to 12.5 billion shares for the six months ended June 30, 2001, from 8.7 billion shares for the same period in 2000.

      Commissions revenue increased 41.9% to $28.8 million for the six months ended June 30, 2001, from $20.3 million for the same period in 2000. This increase was primarily due to the increase in commissions earned by our subsidiaries for clearing and executions services. In addition, our acquisition of RPM and a full six months of revenue from our Henderson Brothers and Webco acquisitions contributed to the increase. The share volume executed by us as agent in our specialist stocks increased 11.5% to 2.9 billion shares for the six months ended June 30, 2001, from 2.6 billion shares for the same period in 2000.

      Other revenue increased 49.3% to $10.9 million for the six months ended June 30, 2001, from $7.3 million for the same period in 2000. This increase was primarily due to an increase in our interest income and revenue earned by our clearing subsidiaries, which was offset by a decrease in our proprietary trading revenues and a decrease in our other investments.

EXPENSES

      Total expenses before provision for income taxes increased 44.0% to $122.1 million for the six months ended June 30, 2001 from $84.8 million for the same period in 2000.

      Employee compensation and related benefits increased 12.9% to $51.7 million for the six months ended June 30, 2001, from $45.8 million for the same period in 2000. This increase was due to the completion of the RPM acquisition on March 15, 2001, whereby we employed an additional 215 individuals, as well as a full six months of compensation and related benefits expense from the additional 97 individuals employed as a result of our Henderson and Webco acquisitions. As a percentage of total revenues, employee compensation decreased to 24.6% of total revenues for the six months ended June 30, 2001, from 27.5% of total revenues for the same period in 2000.

      Interest expense increased 40.3% to $25.4 million for the six months ended June 30, 2001, from $18.1 million for the same period in 2000. This increase was primarily due to a full six months of interest expense on the $250.0 million issued in connection with the Henderson Brothers and Webco acquisitions. An increase in interest expense related to the activities of our clearing subsidiaries also caused the increase. As a percentage of total revenues, interest increased to 12.1% of total revenues for the six months ended June 30, 2001, from 10.9% of total revenues for the same period in 2000.

      Depreciation and amortization of intangibles expense increased 126.3% to $17.2 million for the six months ended June 30, 2001, from $7.6 million for the same period in 2000. Amortization of intangibles increased as a result of the $433.8 million of intangible assets recorded as a result of our acquisition of RPM, as well as a full six months of amortization on the $233.7 million of intangible assets recorded as a result of the Henderson Brothers and Webco acquisitions. As a percentage of total revenues, depreciation and amortization of intangibles increased to 8.2% of total revenues for the six months ended June 30, 2001, from 4.6% of total revenues for the same period in 2000.

      Exchange, clearing and brokerage fees consist primarily of fees paid by us as a specialist to the NYSE and to clearing houses. Fees paid by us to the NYSE primarily include fees based on the volume of transactions executed as principal and as agent, as well as a flat annual fee. Exchange, clearing and brokerage fees expense increased 295.8% to $9.5 million for the six months ended June 30, 2001, from $2.4 million the same period in 2000. This increase was due to a new NYSE allocation fee, whereby specialist firms share the cost of newly allocated firms listing on the NYSE, an increase in NYSE regulatory fees based upon exchange seat use, a increased fees from our clearing operations and increased trading volumes as a result of the RPM acquisition and a full six months of the Henderson and Webco acquisitions.

      Lease of exchange memberships expense increased 69.8% to $9.0 million for the six months ended June 30, 2001, from $5.3 million for the same period in 2000. This increase was due to the increase in the number of leased memberships from 48 to 68, and was also due to an increase in the average annual leasing cost of the memberships from approximately $276,000 to $312,000 per membership.

      Other expenses increased 66.1% to $9.3 million for the six months ended June 30, 2001, from $5.6 million for the same period in 2000. This increase was primarily the result of additional communication, occupancy and professional fees as a result of our recent acquisitions, as well as an increase in advertising and promotional costs.

INCOME BEFORE PROVISION FOR INCOME TAXES

      Income before provision for income taxes increased 8.5% to $88.4 million for the six months ended June 30, 2001, from $81.5 million for the same period in 2000. This increase was due to an increase in our total revenues which was offset by the increase in employee compensation and related benefits, depreciation and amortization of intangibles and exchange clearing and brokerage fees as the result of a full quarter of the RPM acquisition and increased regulatory fees.

INCOME TAXES

      Provision for income taxes increased 18.1% to $48.3 million for the six months ended June 30, 2001, from $40.9 million for the same period in 2000, as a result of the increase in nondeductible amortization of intangibles expense as well as an increase in our overall profitability.

LIQUIDITY

      As of June 30, 2001, we had $1,871.3 million in assets, of which $290.3 million consisted of cash and short-term investments, which primarily consist of commercial paper maturing within 180 days.

      In January 2001, we extended our $200 million line-of-credit with a U.S. commercial bank until February 1, 2002. Amounts outstanding under the U.S. commercial bank credit facility are secured by our inventory of specialist stocks and bear interest at U.S. commercial banks' broker loan rate. To date, we have not utilized this facility.

      As of June 30, 2001, the subordinated debt of LaBranche & Co. LLC totaled $50.9 million (excluding subordinated liabilities related to contributed exchange memberships). Of this amount, $35.0 million represented senior subordinated debt privately placed pursuant to several note purchase agreements. Of this $35.0 million, $20.0 million matures on September 15, 2002 and bears interest at an annual rate of 8.17%, payable on a quarterly basis, and $15.0 million matures on June 3, 2008 and bears interest at an annual rate of 7.69%, payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche & Co. LLC. As of June 30, 2001 subordinated debt totaling $6.9 million represented junior subordinated debt of LaBranche & Co. LLC placed with former limited partners, their family members and our employees. This debt has maturities ranging from the first half of 2002 through the second half of 2002, and bears interest at an annual rate between 8.0% and 10.0%, payable on a quarterly basis. The agreements relating to the junior subordinated debt generally have automatic rollover provisions that extend the maturities for an additional year, unless the lender provides notice at least seven months prior to maturity.

      As a result of our acquisition of RPM, LaBranche & Co. LLC acquired subordinated demand notes for $1.0 million and $8.0 million with maturity dates of April 2002 and December 2001 respectively. Interest is payable monthly at adjusting variable rates. These agreements have automatic rollover provisions, and the scheduled maturity date will be extended an additional six months, unless the lender gives LaBranche & Co. LLC six months' advance notice that the maturity date will not be extended.

      As of June 30, 2001, we had $16.1 million of promissory notes payable as a result of the RPM acquisition. Three of these notes, representing approximately $3.3 million, are subordinated debt placed with family members of former employees of RPM. This debt has maturities ranging from the first half of 2002 through the first half of 2006, and bears interest at an annual rate between 9.0% and 12.5%, payable on a quarterly basis. One of these agreements, representing $295,000, has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity. Seven additional notes, representing $10.0 million, are promissory notes placed with former RPM employees and their family members. These notes are payable in equal annual installments on the anniversaries of issuance, with maturity dates ranging from the second half of 2002 through the first half of 2005, and bear interest at annual rates ranging from 9.5% to 12.0%, payable on a quarterly basis. The remaining four notes, representing $2.7 million, represent deferred compensation of former RPM employees. These notes are payable in equal annual installments on the anniversaries of issuance, with maturity dates ranging from the second half of 2002 through the second half of 2004, and bear interest at annual rates ranging from 9.5% to 10.0%.

      As a result of our acquisition of RPM, we issued 100,000 shares of our nonconvertible Series A preferred stock to the former stockholders of RPM. Each outstanding share of our Series A preferred stock entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% of the liquidation preference per share until the fourth anniversary of the closing of the merger, 10% until the fifth anniversary of the closing, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter), commencing on July 1, 2001. Dividends on the issued and outstanding shares of Series A preferred stock will be preferred and cumulative and accrue from day to day from the date on which they are originally issued.

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

      The Senior Subordinated Notes also require the Company, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to the Excess Cash Flow for such fiscal year at a price equal to 103% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his pro rata share based upon his ownership percentage of the outstanding Senior Subordinated Notes. Excess Cash Flow is defined for this purpose as 40% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. On April 12, 2001, we offered to purchase approximately $9.9 million aggregate principal amount of our Senior Subordinated Notes based upon the Excess Cash Flow for the year ending 2000. This offer expired on May 22, 2001 without the tender of any Senior Subordinated Notes.

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

      At June 30, 2001, LaBranche & Co. LLC had net capital of $394.6 million, which was $391.7 million in excess of its required net capital of $2.9 million.

      As clearing brokers, pursuant to SEC Rule 15c3-1, our Henderson Brothers and RPM subsidiaries are required to maintain a minimum net capital equal to the greater of $250,000 or

2% of aggregate debit items as defined. As of June 30, 2001, the combined net capital of these subsidiaries was $23.9 million and exceeded requirements by $23.0 million.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. After our acquisition of RPM, our net liquid asset requirement is $405.0 million, which represents the previous combined net liquid assets of the two firms as separate entities. As of June 30, 2001, our actual net liquid assets were approximately $426.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      A majority of our specialist related revenues are derived from trading as principal. We also operate a proprietary trading desk separately from our NYSE and American Stock Exchange ("AMEX") specialist operations, which represented
 .04% of our total revenues in the six months ended June 30, 2001 and .2% of our total revenues in the same period in 2000. We may incur trading losses as a result of these trading activities. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities will result in a reduction of our revenues and operating profits.

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

      Henderson Brothers' and RPM's clearance activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose Henderson Brothers and RPM to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and Henderson Brothers and RPM has to purchase or sell securities at a loss. For margin transactions, Henderson Brothers and RPM may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

      Henderson Brothers and RPM seek to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Henderson Brothers and RPM monitor margin levels daily and, pursuant to such guidelines, require customers to deposit additional collateral or to reduce positions when necessary.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS.

      10.1 Agreement and Plan of Merger, dated as of January 18, 2001, by and between the Company and ROBB PECK McCOOEY Financial Services, Inc.
            (1)

      10.2 Amendment to Agreement and Plan of Merger, dated as of February 15, 2001, by and between the Company and ROBB PECK McCOOEY Financial Services, Inc. (1)

      99.1  Press release dated August 14, 2001.

(b)   REPORTS ON FORM 8-K.

      (i) On June 1, 2001, we filed a Form 8-K, dated May 22, 2001, with respect to the execution of a letter of intent to acquire Bocklet & Company, LLC, under Item 5 of Form 8-K.


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


August 14, 2001                           LABRANCHE & CO INC.


                                          By: /s/ HARVEY S. TRAISON
                                              -------------------------
                                          Name:  Harvey S. Traison
                                          Title: Chief Financial Officer