Form 10-Q
period 2001-09-30
LABRANCHE & CO INC
filed 2001-11-09
CIK 1089044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

                                                        OR

[]          Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

         Yes [X]              No [ ]

The number of shares of the registrant's common stock outstanding as of November 9, 2001 was 58,706,366.

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

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...........................3

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL
     CONDITION.................................................................4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...........................6

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS......................8

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................14

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......23

PART II      OTHER INFORMATION................................................25

   Item 6.   Exhibits and Reports on Form 8-K.................................25

     SIGNATURES...............................................................26

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S OMITTED EXCEPT PER SHARE DATA)

                                                             For the Three Months Ended          For the Nine Months Ended
                                                                   September 30,                        September 30,
                                                             --------------------------          --------------------------
                                                               2001              2000              2001              2000
                                                             --------          --------          --------          --------
REVENUES:
         Net gain on principal transactions                  $ 71,267          $ 64,460          $242,081          $203,174
         Commissions                                           14,784            12,035            43,602            32,367
         Other                                                  3,069             4,727            13,958            11,995
                                                             --------          --------          --------          --------
                                   Total revenues              89,120            81,222           299,641           247,536
                                                             --------          --------          --------          --------
EXPENSES:
         Employee compensation and related benefits            22,993            18,667            74,694            64,435
         Interest                                              13,435            11,860            38,820            29,910
         Depreciation and amortization of                      11,004             4,779            28,201            12,404
intangibles                                                     6,281             1,258            15,765             3,631
         Exchange, clearing and brokerage fees                  5,178             2,789            14,209             8,127
         Lease of exchange memberships                          5,612             3,010            14,911             8,636
                                                             --------          --------          --------          --------
         Other

                                   Total expenses              64,503            42,363           186,600           127,143
                                                             --------          --------          --------          --------

Income before provision for income taxes                       24,617            38,859           113,041           120,393

PROVISION FOR INCOME TAXES                                     13,379            19,911            61,662            60,764
                                                             --------          --------          --------          --------

Net income                                                   $ 11,238          $ 18,948          $ 51,379          $ 59,629
                                                             ========          ========          ========          ========

Weighted-average shares outstanding:
     Basic                                                     57,163            48,675            54,835            47,970
     Diluted                                                   58,323            49,331            56,030            48,272

Earnings per share
     Basic                                                   $   0.16          $   0.39          $   0.84          $   1.24
     Diluted                                                 $   0.15          $   0.38          $   0.83          $   1.24

                      LABRANCHE & CO INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (000'S OMITTED)

                                                                                                         As of
                                                                                        ---------------------------------------
                                       ASSETS                                           September 30, 2001    December 31, 2000
                                       ------                                           ------------------    -----------------
                                                                                           (unaudited)
CASH AND CASH EQUIVALENTS                                                                  $   223,848           $   152,220

CASH AND SECURITIES SEGREGATED UNDER FEDERAL REGULATIONS                                        84,201                 3,610

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                                114,411               134,111

RECEIVABLE FROM BROKERS, DEALERS AND CLEARING ORGANIZATIONS                                    225,824                63,468

RECEIVABLE FROM CUSTOMERS                                                                       11,094                   912

SECURITIES OWNED, at market value:
     Corporate equities                                                                        128,667               132,389
     Other                                                                                     174,458                 8,664

EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value                                       32,705                24,000

EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $88,283 and $52,000,
     respectively)                                                                              75,315                50,300

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $7,423 and $2,622,                        5,841                 3,371
     respectively

INTANGIBLE ASSETS, net of accumulated amortization
     Specialist Stock List                                                                     370,852               185,982
     Trade Name                                                                                 25,177                25,676
     Goodwill                                                                                  447,267               191,235

OTHER ASSETS                                                                                    58,508                28,184
                                                                                           -----------           -----------

Total assets                                                                               $ 1,978,168           $ 1,004,122
                                                                                           ===========           ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Payable to brokers and dealers                                                             $   108,033           $     4,068
Payable to customers                                                                            68,681                 4,051
Securities sold, but not yet purchased, at market value                                        203,674                60,726
Accounts payable and other accrued expenses                                                     91,697                57,559
Income taxes payable                                                                            10,179                10,329
                                                                                           -----------           -----------
                                                                                               482,264               136,733
                                                                                           -----------           -----------



DEFERRED TAX LIABILITIES                                                                       166,422                74,660
                                                                                           -----------           -----------
LONG TERM DEBT                                                                                 364,586               355,893
                                                                                           -----------           -----------
SUBORDINATED LIABILITIES
Exchange memberships, at market value                                                           32,705                24,000
Other subordinated indebtedness                                                                 49,635                41,935
                                                                                           -----------           -----------
                                                                                                82,340                65,935
                                                                                           -----------           -----------
PREFERRED STOCK, at carrying value, liquidation value of $1,000 per share;
     10,000,000 shares authorized; 100,000 and 0 shares issued and outstanding as
     of September 30, 2001 and December 31, 2000, respectively                                  94,179                    --

COMMON STOCK, $.01 par value, 200,000,000 shares authorized;
     57,606,366 and 49,069,521 shares issued and outstanding as of September 30,
     2001 and December 31, 2000, respectively                                                      576                   491

OPTIONS ON COMMON STOCK                                                                         49,123                    --

ADDITIONAL PAID-IN-CAPITAL                                                                     595,637               273,347
RETAINED EARNINGS                                                                              150,925               104,665
UNEARNED COMPENSATION                                                                           (7,884)               (7,602)
                                                                                           -----------           -----------
                                                                                               882,556               370,901
                                                                                           -----------           -----------

Total liabilities and stockholders' equity                                                 $ 1,978,168           $ 1,004,122
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

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                                               Nine Months Ended
                                                                                        ---------------------------------
                                                                                        September 30,       September 30,
                                                                                            2001                2000
                                                                                        -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                             $  51,379           $  59,629

   Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization of intangibles                                        28,201              13,439
         Amortization of bond discount and debt issuance costs                                1,306
         Compensation expense related to stock-based compensation                             4,756               2,325
         Deferred tax (benefit)                                                              (5,036)                (49)
   Tax benefit related to employee stock transactions                                        18,489                  --
   Change in assets and liabilities:
         Cash segregated under federal regulations                                          (80,591)                 --
         Securities purchased under agreements to resell                                     19,700            (131,287)
         Receivable from brokers, dealers and clearing organizations                       (162,356)            (45,013)
         Receivable from customers                                                          (10,182)             (1,274)
         Corporate equities                                                                   3,722              17,436
         United States Government obligations                                                    --               1,471
         Other securities owned                                                            (161,915)             (2,023)
         Other assets                                                                       (34,203)            (13,271)
         Payable to brokers and dealers                                                     103,965              (5,655)
         Payable to customers                                                                64,630               3,767
         Securities sold, but not yet purchased                                             142,948              12,806
         Accounts payable and other accrued expenses                                         47,466              26,356
         Income taxes payable                                                                  (150)             (5,293)
                                                                                          ---------           ---------

                  Net cash used in operating activities                                      32,129             (66,636)
                                                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net cash received from (paid for) acquisitions                                            41,690            (184,364)
   Payment for purchase of an exchange membership                                            (2,000)                 --
   Repayment of subordinated debt and promissory note                                        (6,300)             (6,000)
   Payments for office equipment and leasehold improvements                                  (1,137)             (2,003)
                                                                                          ---------           ---------

                  Net cash provided by (used in) investing activities                        32,253            (192,367)
                                                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                                                    9,613                  --
   Payment of preferred dividends                                                            (2,367)                 --
   Net cash received from issuance of senior subordinated debt                                   --             245,693
                                                                                          ---------           ---------

                  Net cash provided by financing activities                                   7,246             245,693
                                                                                          ---------           ---------

                  Increase/(decrease) in cash and cash equivalents                           71,628             (13,310)
                                                                                          ---------           ---------


CASH AND CASH EQUIVALENTS, beginning of period                                              152,220              83,774
CASH AND CASH EQUIVALENTS, end of the period                                              $ 223,848           $  70,464
                                                                                          =========           =========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

   Interest                                                                               $  44,397           $  28,640
   Income taxes                                                                              45,150              66,848

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Acquisitions:
         Intangibles assets
         Fair value of tangible assets acquired, other than cash                          $ 481,503           $ 171,936
         Deferred tax liabilities related to intangible assets                              228,242              33,863
         Other liabilities                                                                   95,994              61,774
         Common stock issuance                                                              181,164                  --
   Exercise of options granted to former RPM stockholders                                   264,678              32,312
                                                                                             40,500                  --



         The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

      The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), Henderson Brothers, Inc., a Delaware corporation ("Henderson Brothers"), ROBB PECK McCOOEY Clearing Corporation, a New York corporation ("RPM Clearing Corporation"), and Internet Trading Technologies, Inc., a Delaware corporation ("ITTI" and, collectively with the Holding Company, LaBranche, Henderson Brothers and RPM Clearing Corporation, the "Company"). The Holding Company is the sole member of LaBranche and 100% stockholder of Henderson Brothers, RPM Clearing Corporation and ITTI. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities listed on the New York Stock Exchange, Inc. (the "NYSE") and as a specialist in equities and options on the American Stock Exchange (the "AMEX"). Henderson Brothers is also a registered broker-dealer and a member of the NYSE and primarily provides clearance services to customers of introducing brokers and provides direct access floor brokerage to institutional customers. RPM Clearing Corporation is a registered broker-dealer and a member of the NYSE and other exchanges and provides clearing, prime brokerage and execution services. ITTI provides front-end order execution systems, analysis and reporting solutions for the wholesale securities dealer market.

2.    NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. The statement provides that intangible assets with indefinite useful lives will no longer be amortized, effective for fiscal years beginning after December 15, 2001 for intangible assets existing at June 30, 2001 or effective immediately for intangible assets acquired after June 30, 2001. Rather, these assets will be tested at least annually for impairment by applying a fair-value based test. In addition, intangible assets with finite useful lives continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, commencing January 2002, the Company will cease amortization of recorded goodwill and intangible assets with indefinite useful lives and the amortization expense for these intangible assets will no longer be included in the results of operations. The Company does not anticipate incurring any impairment charges upon implementation of SFAS No. 142. However, it is possible that in the future, after periodic testing, the Company may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in its financial statements. The Company expects the effect of adoption of SFAS No. 142 will materially increase its future results of operations. The estimated annual amortization expenses for intangible assets in 2001 that will no longer be amortized are (000's omitted):

          Tradename amortization, net of
             deferred tax benefit                 $   356
          Goodwill amortization                    27,495
                                                  -------
          Total amortization expense              $27,851
                                                  =======

3.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
      INFORMATION

      The unaudited interim condensed consolidated financial information as of September 30, 2001 and for the three months ended September 30, 2001 and 2000 are presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of September 30, 2001 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2001. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

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

                                          Three Months Ended   Three Months Ended   Nine Months Ended    Nine Months Ended
                                          September 30, 2001   September 30, 2000   September 30, 2001   September 30, 2000
                                          ------------------   ------------------   ------------------   ------------------
Current federal, state and local
   taxes                                       $ 14,424             $ 20,032             $ 61,909             $ 59,488
Deferred tax (benefit)/provision                 (1,045)                (121)                (247)                 (49)
Unincorporated business tax                          --                   --                   --                1,325
                                               --------             --------             --------             --------
   Total provision for income taxes            $ 13,379             $ 19,911             $ 61,662             $ 60,764
                                               ========             ========             ========             ========

5.    REGULATORY REQUIREMENTS

      LaBranche, a specialist and member of the NYSE is subject to SEC Rule 15c3-1 adopted and administered by the NYSE. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

      As of September 30, 2001 and as of December 31, 2000, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $441.7 million and $293.4 million, respectively. As of those dates LaBranche exceeded the minimum requirements by $438.7 million and $290.3 million, respectively. LaBranche's aggregate indebtedness to net capital ratio on those dates was .10 to 1 and .16 to 1, respectively.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

      As of September 30, 2001 and as of December 31, 2000, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $415.0 million and $284.3 million, respectively, compared to actual net liquid assets, as defined, of $451.7 million and $305.0 million, respectively.

      As registered broker-dealers and NYSE member firms, Henderson Brothers and RPM Clearing Corporation are also subject to SEC Rule 15c3-1, as adopted and administered by the NYSE. Under the alternative method permitted by the rule, the minimum required net capital for each subsidiary is equal to the greater of $250,000 or 2% of aggregate debit items, as defined.

      As of September 30, 2001, Henderson Brothers' and RPM Clearing Corporation's combined net capital as defined under SEC Rule 15c3-1 was $21.2 million and exceeded minimum requirements by $19.0 million. As of December 31, 2000, Henderson Brothers' net capital as defined under SEC Rule 15c3-1 was $8.5 million and exceeded minimum requirements by $8.2 million.

6.    ACQUISITIONS DURING THE THIRD QUARTER 2001

      On August 13, 2001, LaBranche acquired all the assets relating to the AMEX operations of Cranmer & Cranmer, Inc. ("Cranmer"), a specialist in stocks and options on the AMEX, for an aggregate of approximately $9.2 million and 100,000 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. The results of Cranmer's AMEX specialist operations have been included in the Company's consolidated financial statements since August 14, 2001 and the Company does not expect any significant adjustment to the allocation of purchase price. The Company intends to finalize its purchase accounting during the fourth quarter of 2001. The excess of purchase price over fair value of net tangible assets of approximately $14.0 million was allocated to various intangible assets.

      On September 20, 2001, LaBranche acquired the remaining outstanding interest not already owned in the Freedom Specialist Inc., R. Adrian & Company, LLC, LaBranche & Co. LLC Joint Book (the "Joint Book") for an aggregate of $13.6 million and 54,750 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. The results of the Joint Book's operations in which the Company did not own an interest have been included in the Company's consolidated financial statements since September 21, 2001. The excess of purchase price over fair value of net tangible assets of approximately $15.0 million was allocated to various intangible assets.

7.    COMMITMENTS

      On August 2, 2001 the Company entered into a sublease commitment for office space located at 120 Broadway, New York, New York. The sublease is for approximately 45,000 square feet and expires on March 30, 2006. Additionally, one of the Company's lease commitments at 20 Broad Street for approximately 21,000 square feet will not be renewed upon expiration on December 31, 2001.

      Minimum rental commitments under existing non-cancelable leases for office space and equipment are as follows:

               Year Ending December 31:
               ------------------------
                         2001                         $  914,826
                         2002                          3,178,222
                         2003                          2,836,999
                         2004                          2,437,880
                         2005                          2,378,781
                      Thereafter                       2,933,927

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

      The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):

                                   Three Months Ended  Three Months Ended  Nine Months Ended   Nine Months Ended
                                      September 30,       September 30,       September 30,       September 30,
                                          2001                2000                2001                2000
                                   ------------------  ------------------  ------------------  ------------------
Net income                               $11,238            $18,948            $51,379            $59,629
Less preferred dividends and
  accretion                                2,353                 --              5,119                 --
                                         -------            -------            -------            -------
Numerator for basic and
  diluted earnings per common
  share - net income                     $ 8,885            $18,948            $46,260            $59,629
Denominator for basic
  earnings per share -
  weighted-average number
  of common shares                        57,163             48,675             54,835             47,970
Dilutive Shares
    Stock options                            799                270                791                 90
    Restricted stock                          --                 22                 35                  7
    Restricted stock units                   361                364                369                205
                                         -------            -------            -------            -------
Denominator for diluted
  earnings per share -
  weighted-average number
  of common shares                        58,323             49,331             56,030             48,272
Basic earnings per share                 $  0.16            $  0.39            $  0.84            $  1.24
Diluted earnings per share               $  0.15            $  0.38            $  0.83            $  1.24

      Under the treasury stock method of accounting, restricted stock units representing 398,828 and 390,745 shares of common stock, restricted stock representing 285,000 and 249,578 shares of common stock and options to purchase an aggregate of 2,055,708 and 2,063,973 shares of common stock for the three months and the nine months ended September 30, 2001, respectively, were not included in the calculation of diluted earnings per share due to their antidilutive effect.

9.    EMPLOYEE INCENTIVE AWARDS

      During July 2001, the board of directors approved an increase in the number of shares of the Company's common stock available for issuance under the Equity Incentive Plan by an additional 3,000,000 shares. The effectiveness of this increase is subject to the approval of the stockholders of the Company at the next annual or special meeting of stockholders.

10.   PRO FORMA FINANCIAL INFORMATION

      The following 2000 pro forma consolidated results give effect to the Company's March 2000 acquisition of all the outstanding capital stock of Henderson Brothers, the March 2000 acquisition of Webco Securities, Inc. ("Webco") and the March 2000 issuance of $250.0 million of Senior Subordinated Notes as if they occurred on January 1, 2000. In addition, the 2000 pro forma consolidated results give effect to the March 2001 acquisition of ROBB PECK McCOOEY Financial Services, Inc. ("RPM"), including the issuance of common stock, the issuance of preferred stock, the assumption of RPM's option agreements and the reversal of the historical results of operations for certain business lines (the "Acquisition Transactions"), as if they occurred on January 1, 2000. The 2001 pro forma consolidated results give effect to the Acquisition Transactions as if they occurred on January 1, 2001. The pro forma impact on revenues, pre-tax income and earnings are as follows (000's omitted, except per share data):

                                     FOR THE NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ----------------------------
                                      2001                2000
                                    --------            --------
                                   (PRO FORMA)         (PRO FORMA)
          Revenues                  $326,439            $372,683
          Pre-Tax Income              82,905             136,207
          Net Income                  35,172              61,035
          EPS                       $   0.49            $   0.95

11.   SUBSEQUENT EVENTS

      Effective October 18, 2001 the Company acquired, through a merger, substantially all the assets of Bocklet & Company, LLC ("Bocklet"), a specialist for approximately 60 listed companies on the NYSE, for approximately $20.0 million and 1.1 million shares of the Company's common stock. In addition, the Company will remit funds to the former members of Bocklet equal to Bocklet's positive net working capital, as defined in the merger agreement, in equal installments three, six and nine months after the closing date. The acquisition will be accounted for under the purchase method and the results of Bocklet's operations will be included in the Company's consolidated financial statements from the closing date of the transaction.

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

REVENUES

      Our revenues consist primarily of net gain earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist and clearance activities. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks and options. Commissions revenue consists of fees we earn when our specialists act as agents to match buyers and sellers for limit orders executed by us on behalf of brokers after a specified period of time; we do not earn commissions when we match market orders. In addition, commissions revenue includes fees charged to customers for execution and clearance activities at our two clearing subsidiaries, Henderson Brothers, Inc. ("Henderson Brothers") and ROBB PECK McCOOEY Clearing Corporation ("RPM Clearing Corporation"). Other revenue consists of proprietary trading revenue, earnings from an investment in a hedge fund, interest income and fees charged to customers for use of the front-end order execution system developed by our subsidiary, Internet Trading Technologies, Inc. ("ITTI"). For the three months ended

September 30, 2001, net gain on principal transactions represented 80.0% of our total revenues, commissions revenue represented 16.6% of our total revenues, and other revenues represented 3.4% of our total revenues. For the nine months ended September 30, 2001, net gain on principal transactions represented 80.8% of our total revenues, commissions revenue represented 14.6% of our total revenues, and other revenues represented 4.7% of our total revenues.

EXPENSES

      Our largest operating expense is employee compensation and related benefits, which primarily consist of salaries and wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid to managing directors, trading professionals and other employees based on our profitability.

ACQUISITIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2001

      On March 13, 2001, we acquired all the outstanding capital stock of ITTI, a company that provides front-end order execution systems, analysis and reporting solutions for the wholesale securities dealer market. The results of the operations of ITTI have been included in our financial statements since March 14, 2001. The excess of purchase price over fair value of net tangible assets of approximately $4.3 million was allocated to goodwill.

      On March 15, 2001, we acquired ROBB PECK McCOOEY Financial Services, Inc. ("RPM") for an aggregate of approximately 6.9 million shares of our common stock and shares of nonconvertible Series A preferred stock having an aggregate face and liquidation value of approximately $100.0 million and a fair value of approximately $93.4 million. In addition, we assumed all of RPM's outstanding option agreements with its employees, with each option to purchase RPM common stock having been converted into an immediately exercisable option to purchase
98.778 shares of our common stock. The adjusted excess of purchase price over fair value of net tangible assets of approximately $433.8 million was allocated to various intangible assets. The results of the operations of RPM have been included in our financial statements beginning March 16, 2001. As a result of the exercise of replacement options granted to former RPM employees, we recorded a tax benefit not reflected through the results of operations of $16.0 million.

      On August 13, 2001, LaBranche & Co. LLC acquired all the assets relating to the AMEX stocks and options specialist operations of Cranmer & Cranmer, Inc. ("Cranmer") for an aggregate of approximately $9.2 million, 100,000 shares of our common stock and an amount equal to the equity capital of Cranmer, including the net value of Cranmer's open security positions on the closing date of the acquisition. The excess of purchase price over fair value of net tangible assets of approximately $14.0 million was allocated to various intangible assets. The results of the AMEX specialist operations formerly conducted by Cranmer have been included in the Company's consolidated financial statements since August 14, 2001.

      On September 20, 2001, LaBranche & Co. LLC acquired the interests in the Freedom Specialist Inc. ("Freedom"), R. Adrian & Company, LLC ("Adrian") and LaBranche & Co. LLC Joint Book (the "Joint Book") which it did not previously own for an aggregate of approximately

$13.6 million in cash, 54,750 shares of our common stock and an amount equal to Freedom's and Adrian's respective shares of the equity capital of the Joint Book on the closing date of the acquisition. The excess of purchase price over fair value of net tangible assets of approximately $15.0 million was allocated to various intangible assets. The results of the operations formerly conducted by the Joint Book in which we previously did not own an interest have been included in the Company's consolidated financial statements since September 21, 2001.

RECENT DEVELOPMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. The statement provides that intangible assets with indefinite useful lives will no longer be amortized, effective for fiscal years beginning after December 15, 2001 for intangible assets existing at June 30, 2001 or effective immediately for intangible assets acquired after June 30, 2001. Rather, these assets will be tested at least annually for impairment by applying a fair-value based test. In addition, intangible assets with finite useful lives continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, commencing January 2002, we will cease amortization of recorded goodwill and intangible assets with indefinite useful lives and the amortization expense for these intangible assets will no longer be included in our results of operations. We do not anticipate incurring any impairment charges upon implementation of SFAS No. 142. However, it is possible that in the future, after periodic testing, we may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in our financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

      Total revenues increased 9.7% to $89.1 million for the three months ended September 30, 2001, from $81.2 million for the same period in 2000, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 10.5% to $71.3 million for the three months ended September 30, 2001, from $64.5 million for the same period in 2000. This increase was primarily due to revenues from the RPM acquisition on March 15, 2001, as a result of which we became the specialist for 129 additional common stock listings. In addition, the increase is due to an increase in principal trading share volume in our existing specialist stocks traded on the NYSE. These factors were partially offset by unfavorable market conditions during the third quarter of 2001. Our share volume as principal increased 48.9% to 6.7 billion shares for the three months ended September 30, 2001, from 4.5 billion shares for the same period in 2000.

      Commissions revenue increased 23.3% to $14.8 million for the three months ended September 30, 2001, from $12.0 million for the same period in 2000. This increase was primarily due to commissions revenue earned by our clearing subsidiaries for execution and clearing services. The share volume executed by us as agent in our specialist stocks decreased slightly by 6.7% to 1.4 billion shares for the three months ended September 30, 2001, from 1.5 billion shares for the same period in 2000, reflecting competitive price pressures within the marketplace.

      Other revenue decreased 34.0% to $3.1 million for the three months ended September 30, 2001, from $4.7 million for the same period in 2000. This decrease was due to losses by our proprietary trading desk and losses from our investment in a hedge fund. These losses were offset by interest income, as well as revenues from trading activities of RPM Clearing Corporation and fee revenue from ITTI, both of which were acquired in March 2001.

EXPENSES

      Total expenses before provision for income taxes increased 52.1% to $64.5 million for the three months ended September 30, 2001, from $42.4 million for the same period in 2000.

      Employee compensation and related benefits expense increased 23.0% to $23.0 million for the three months ended September 30, 2001, from $18.7 million for the same period in 2000. This increase was primarily due to additional employee compensation and related benefits expense as a result of the RPM acquisition, which resulted in our employment of 215 additional individuals on March 15, 2001. This increase was partially offset by a decrease in profitability-based compensation. As a percentage of total revenues, employee compensation increased to 25.8% of total revenues for the three months ended September 30, 2001, from 23.0% of total revenues for the same period in 2000.

      Interest expense increased 12.6% to $13.4 million for the three months ended September 30, 2001, from $11.9 million for the same period in 2000. This increase was primarily due to additional interest charges associated with our clearance activities, as well as the assumption of approximately $15.6 million and $9.0 million of promissory notes and subordinated debt, respectively, in connection with the RPM acquisition. As a percentage of total revenues, interest expense increased to 15.0% of total revenues for the three months ended September 30, 2001, from 14.7% of total revenues for the same period in 2000.

      Depreciation and amortization of intangibles expense increased 129.2% to $11.0 million for the three months ended September 30, 2001, from $4.8 million for the same period in 2000. The increase was due to the amortization on the $433.6 million of intangible assets recorded as a result of our acquisition of RPM on March 15, 2001. As a percentage of total revenues, depreciation and amortization of intangibles increased to 12.3% of total revenues for the three months ended September 30, 2001, from 5.9% of total revenues for the same period in 2000.

      Exchange, clearing and brokerage fees expense increased 384.6% to $6.3 million for the three months ended September 30, 2001, from $1.3 million the same period in 2000. This increase was due to a new NYSE allocation fee, requiring specialist firms to share the cost of newly allocated firms listing on the NYSE, an increase in NYSE regulatory fees based upon exchange seat use, increased fees from our clearing operations and increased principal trading volumes as a result of the RPM acquisition.

      Lease of exchange memberships expense increased 85.7% to $5.2 million for the three months ended September 30, 2001, from $2.8 million for the same period in 2000. This increase was due to the increase in the number of our leased NYSE memberships from 48 to 66, and was also due to an increase in the average annual leasing cost of the memberships from approximately $276,000 to $312,000 per membership. Additionally, the increase is the result of leasing eight AMEX memberships during the third quarter of 2001.

      Other expenses increased 86.7% to $5.6 million for the three months ended September 30, 2001, from $3.0 million for the same period in 2000. This increase was primarily the result of additional communication, occupancy, and professional fees as a result of our acquisitions during the first nine months of 2001, as well as an increase in advertising and other promotional costs.

INCOME BEFORE PROVISION FOR INCOME TAXES

      Income before provision for income taxes decreased 36.8% to $24.6 million for the three months ended September 30, 2001, from $38.9 million for the same period in 2000. This decrease was primarily due to the increase in employee compensation and related benefits expense, depreciation and amortization of intangibles and exchange, clearing and brokerage fees as a result of the RPM acquisition and increased regulatory fees.

INCOME TAXES

      Provision for income taxes decreased 32.7% to $13.4 million for the three months ended September 30, 2001, from $19.9 million for the same period in 2000. This decrease was due to a decrease in income before provision for income taxes, as well as a reduction in the statutory New York State tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

      Total revenues increased 21.1% to $299.6 million for the nine months ended September 30, 2001, from $247.5 million for the same period in 2000, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 19.1% to $242.1 million for the nine months ended September 30, 2001, from $203.2 million for the same period in 2000. This increase was primarily due to our acquisition of RPM on March 15, 2001 as well as a full nine months of revenue from our Henderson Brothers and Webco acquisitions on March 2, 2000 and March 9, 2000, respectively. In addition, the increase is the result of the increase in principal trading share volume in our existing specialist stocks traded on the NYSE. These factors were offset by unfavorable market conditions during the second and third quarters of 2001. Our share volume as principal increased 46.2% to 19.3 billion shares for the nine months ended September 30, 2001, from 13.2 billion shares for the same period in 2000.

      Commissions revenue increased 34.6% to $43.6 million for the nine months ended September 30, 2001, from $32.4 million for the same period in 2000. This increase was primarily due to the increase in commissions earned by our subsidiaries for clearing and execution services, which was partially offset by a slight decrease in commission revenue earned by our specialist activities. The share volume executed by us as agent in our specialist stocks increased 7.3% to
4.4 billion shares for the nine months ended September 30, 2001, from 4.1 billion shares for the same period in 2000.

      Other revenue increased 16.7% to $14.0 million for the nine months ended September 30, 2001, from $12.0 million for the same period in 2000. This increase was primarily due to an increase in our interest income and revenue earned by our clearing subsidiaries, which was partially offset by losses from our proprietary trading and nonmarketable investments.

EXPENSES

      Total expenses before provision for income taxes increased 46.8% to $186.6 million for the nine months ended September 30, 2001 from $127.1 million for the same period in 2000.

      Employee compensation and related benefits expense increased 16.0% to $74.7 million for the nine months ended September 30, 2001, from $64.4 million for the same period in 2000. This increase was primarily due to the RPM acquisition on March 15, 2001, as a result of which we employed an additional 215 individuals, as well as a full nine months of compensation and related benefits expense from the additional 97 individuals employed as a result of our Henderson and Webco acquisitions. This increase was partially offset by a decrease in profitability-based compensation. As a percentage of total revenues, employee compensation decreased to 24.9% of total revenues for the nine months ended September 30, 2001, from 26.0% of total revenues for the same period in 2000.

      Interest expense increased 29.8% to $38.8 million for the nine months ended September 30, 2001, from $29.9 million for the same period in 2000. This increase was due to a full nine months of interest expense on the $250.0 million of senior subordinated indebtedness issued in connection with the Henderson Brothers and Webco acquisitions. In addition, the assumption of approximately $15.6 million and $9.0 million of promissory notes and subordinated debt, respectively, in connection with the RPM acquisition contributed to the increase. Interest expense related to the activities of our clearing subsidiaries also contributed to the increase. As a percentage of total revenues, interest expense increased to 13.0% of total revenues for the nine months ended September 30, 2001, from 12.1% of total revenues for the same period in 2000.

      Depreciation and amortization of intangibles expense increased 127.4% to $28.2 million for the nine months ended September 30, 2001, from $12.4 million for the same period in 2000. Amortization of intangibles increased as a result of the $433.6 million of intangible assets recorded as a result of our acquisition of RPM, as well as a full nine months of amortization on the $233.7 million of intangible assets recorded as a result of the Henderson Brothers and Webco acquisitions. As a percentage of total revenues, depreciation and amortization of intangibles increased to 9.4% of total revenues for the nine months ended September 30, 2001, from 5.0% of total revenues for the same period in 2000.

      Exchange, clearing and brokerage fees expense increased 338.9% to $15.8 million for the nine months ended September 30, 2001, from $3.6 million for the same period in 2000. This increase was due to a new NYSE allocation fee, requiring specialist firms to share the cost of newly allocated firms listing on the NYSE, an increase in NYSE regulatory fees based upon exchange seat use, increased fees from our clearing operations and increased principal trading volumes as a result of the RPM acquisition and a full nine months of the Henderson and Webco acquisitions.

      Lease of exchange memberships expense increased 75.3% to $14.2 million for the nine months ended September 30, 2001, from $8.1 million for the same period in 2000. This increase was due to the increase in the number of our leased memberships from 48 to 66, and was also due to an increase in the average annual leasing cost of the memberships from approximately $276,000 to $312,000 per membership.

      Other expenses increased 73.3% to $14.9 million for the nine months ended September 30, 2001, from $8.6 million for the same period in 2000. This increase was primarily the result of additional communication, occupancy and professional fees as a result of our acquisitions during the first nine months of 2001, as well as an increase in advertising and other promotional costs.

INCOME BEFORE PROVISION FOR INCOME TAXES

      Income before provision for income taxes decreased 6.1% to $113.0 million for the nine months ended September 30, 2001, from $120.4 million for the same period in 2000. This decrease was due to an increase in employee compensation and related benefits expense, depreciation and amortization of intangibles, exchange, clearing and brokerage fees and other expenses as a result of the RPM acquisition and increased regulatory fees.

INCOME TAXES

      Provision for income taxes increased 1.5% to $61.7 million for the nine months ended September 30, 2001, from $60.8 million for the same period in 2000. The increase was due to an increase in nondeductible amortization of intangibles expense which was offset by a decrease in income before provision for income taxes, as well as a reduction in the statutory New York State tax rate.

LIQUIDITY

      As of September 30, 2001, we had $1,978.2 million in assets, of which $308.0 million consisted of cash and short-term investments, primarily consisting of U.S. Government obligations, commercial paper maturing within 90 days and cash segregated under federal regulations.

      In January 2001, we extended our $200.0 million line-of-credit with a U.S. commercial bank until February 1, 2002. Amounts outstanding under the U.S. commercial bank credit facility would be secured by our inventory of specialist stocks and bear interest at U.S. commercial banks' broker loan rate. To date, we have not utilized this facility.

      As of September 30, 2001, the subordinated debt of LaBranche & Co. LLC totaled $49.6 million (excluding subordinated liabilities related to contributed exchange memberships). Of this amount, $35.0 million represented senior subordinated debt privately placed pursuant to note purchase agreements. Of this $35.0 million, $20.0 million matures on September 15, 2002 and bears interest at an annual rate of 8.17%, payable on a quarterly basis, and $15.0 million matures on June 3, 2008 and bears interest at an annual rate of 7.69%, payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche & Co. LLC. As of September 30, 2001, subordinated debt totaling approximately $5.6 million represented junior subordinated debt of LaBranche & Co. LLC placed with former limited partners, their family members and our employees. This debt has maturities ranging from the second half of 2002 through the first half of 2003, and bears interest at an annual rate between 8.0% and 10.0%, payable on a quarterly basis. The agreements relating to the junior subordinated debt generally have automatic rollover provisions that extend the maturities for an additional year, unless the lender provides notice at least seven months prior to maturity.

      In connection with our acquisition of RPM, LaBranche & Co. LLC assumed subordinated secured demand note obligations in the amount of $1.0 million and $8.0 million with maturity dates of April 2002 and June 2002, respectively. Interest with respect to these obligations is payable monthly at adjusting variable rates. These agreements have automatic rollover provisions, and the scheduled maturity date of each such obligation will be extended an additional six months, unless the lender gives LaBranche & Co. LLC six months' advance notice that the maturity date will not be extended.

      As of September 30, 2001, we had $15.6 million of promissory notes payable which had been assumed in connection with the RPM acquisition. Three of these notes, representing approximately $3.3 million, are subordinated debt placed with family members of former employees of RPM. This debt has maturities ranging from the first half of 2002 through the first half of 2006, and bears interest at an annual rate between 9.0% and 12.5%, payable on a quarterly basis. One of these agreements, representing $295,000, has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity. Seven additional notes, representing approximately $10.0 million, are promissory notes placed with former RPM employees and their family members. These notes are payable in equal annual installments on the anniversaries of issuance, with maturity dates ranging from the second half of 2002 through the first half of 2005, and bear interest at annual rates ranging from 8.0% to 12.0%, payable on a quarterly basis. The remaining four notes, representing approximately $2.3 million, represent deferred compensation of former RPM employees. These notes are payable in equal annual installments on the anniversaries of issuance, with maturity dates ranging from the second half of 2002 through the second half of 2004, and bear interest at annual rates ranging from 9.5% to 10.0%.

      In connection with our acquisition of RPM, we issued 100,000 shares of our nonconvertible Series A preferred stock to the former stockholders of RPM. Each outstanding share of our Series A preferred stock entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% of the liquidation preference per share until the fourth anniversary of the closing of the merger, 10% until the fifth anniversary of the closing, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter), with the first payment made on July 1, 2001. Dividends on the issued and outstanding shares of Series A preferred stock are preferred and cumulative and accrue daily from the date on which they were originally issued.

      On August 24, 1999, in connection with our reorganization from partnership to corporate form, we issued a $16.0 million senior note as partial payment for the acquisition of a certain limited partnership interest in LaBranche & Co. LLC (prior to its conversion to a limited liability company). The note is payable in three annual installments, with $11.0 million of the aggregate principal amount already having been paid on the first and second anniversaries of issuance. The remaining $5.0 million principal amount is payable on the third anniversary of issuance, and bears interest at the annual rate of 9.5%.

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

      In connection with the Webco acquisition on March 9, 2000, we issued unsecured senior promissory notes in the aggregate principal amount of $3.0 million to the stockholders of Webco. These notes bear interest at an annual rate of 10.0%. Of the aggregate principal amount, $500,000 was repaid during 1999, and the balance, plus all accrued interest, was paid in full on September 9, 2001.

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

      At September 30, 2001, LaBranche & Co. LLC had net capital of $441.7 million, which was $438.7 million in excess of its required net capital of $2.9 million.

      As clearing brokers, pursuant to SEC Rule 15c3-1, our Henderson Brothers and RPM Clearing Corporation subsidiaries are required to maintain a minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items as defined. As of September 30, 2001, the combined net capital of these subsidiaries was $21.2 million and exceeded requirements by $19.0 million.

      The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. After our acquisition of RPM and the Joint Book during 2001, our net liquid asset requirement is $415.0 million, which represents the previous combined net liquid assets of the firms as separate entities. As of September 30, 2001, our actual net liquid assets were approximately $451.7 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      A majority of our specialist related revenues are derived from trading as principal. We also operate a proprietary trading desk separately from our NYSE and AMEX specialist operations, which represented (0.4%) of our total revenues for the nine months ended September 30, 2001 and 0.5% of our total revenues for the same period in 2000. We may incur trading losses as a result of these trading activities. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities will result in a reduction of our revenues and operating profits.

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

      Henderson Brothers' and RPM Clearing Corporation's clearance activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose Henderson Brothers and RPM Clearing Corporation to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and Henderson Brothers and RPM Clearing Corporation have to purchase or sell securities at a loss. For margin transactions, Henderson Brothers and RPM Clearing Corporation may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

      Henderson Brothers and RPM Clearing Corporation seek to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Henderson Brothers and RPM Clearing Corporation monitor margin levels daily and, pursuant to such guidelines, require customers to deposit additional collateral or to reduce positions when necessary.

PART II OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS.

            None.

      (b)   REPORTS ON FORM 8-K.

            (i) On October 24, 2001, we filed a Current Report on Form 8-K, dated October 22, 2001, relating to the release of our third quarter earnings and announcing our acquisition of (i) Bocklet & Company, LLC, (ii) the interests of Freedom Specialist, Inc. and R. Adrian & Company, LLC in the NYSE specialist joint account in which we also owned an interest, and (iii) the AMEX specialist operations of Cranmer & Cranmer, Inc., under Item 5 of Form 8-K.



                        All other items of this report are inapplicable.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



November 9, 2001                         LABRANCHE & CO INC.


                                         By: /s/ Harvey S. Traison
                                             ----------------------
                                         Name:  Harvey S. Traison
                                         Title: Chief Financial Officer