Form 10-K
period 2001-12-31
LABRANCHE & CO INC
filed 2002-03-15
CIK 1089044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001

or

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on March 14, 2002, was approximately $622,000,000.

      The number of shares of Common Stock outstanding as of March 14, 2002 was 59,116,678.

                       DOCUMENTS INCORPORATED BY REFERENCE

      As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS.

OVERVIEW

      LaBranche & Co Inc. ("LaBranche") is a holding company that is the sole member of LaBranche & Co. LLC and owns all the outstanding stock of LaBranche Financial Services, Inc. ("LFSI"). Founded in 1924, LaBranche & Co. LLC is one of the oldest and largest specialist firms on the New York Stock Exchange ("NYSE"). We also act as a specialist in stocks and options on the American Stock Exchange ("AMEX"). Our LFSI subsidiary is a clearing broker for customers of introducing brokers and provides direct access floor brokerage services to institutional customers, securities clearing and other related services to individual and institutional clients, including traders, professional investors and broker-dealers. In addition, LFSI also provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. As of December 31, 2001, our former subsidiaries Henderson Brothers, Inc. ("Henderson Brothers") and Internet Trading Technologies, Inc. ("ITTI") were merged with and into our ROBB PECK McCOOEY Clearing Corporation subsidiary ("RPM Clearing Corporation"). RPM Clearing Corporation changed its name to LFSI in January 2002 and continues to be a registered broker-dealer and NYSE member firm.

      As a specialist, our role is to maintain, as far as practicable, a fair and orderly market in our specialist stocks. In doing so, we provide a service to our listed companies, and to the brokers, traders and investors who trade in our specialist stocks. We believe that, as a result of our commitment to providing high quality specialist services, we have developed a strong reputation among our constituencies, including investors, members of the Wall Street community and our listed companies.

      Our business has grown considerably during the past five years. Our revenues have increased from approximately $49.9 million in 1996 to $424.1 million in 2001, representing a compound annual growth rate of 53.4%. We have accomplished our growth both internally and through acquisitions. For example, since the NYSE implemented its new specialist allocation process in March 1997, as described in "Industry Background-The NYSE Specialist," we have been selected by 87 new listed companies, resulting from 178 listing interviews through December 31, 2001. In addition, we have acquired ten specialist operations since 1997, adding over 550 NYSE and AMEX common stocks and 107 AMEX-listed options for which we act as the specialist. During the past five years, we have also increased the scope of our business, as illustrated by the following data:

      o the annual dollar volume on the NYSE of stocks for which we acted as specialist increased to $2.5 trillion in 2001, from $201.4 billion in 1996. Based on these dollar volumes, we were the largest specialist firm in 2001 as compared to the sixth largest in 1996;

      o the annual share volume on the NYSE of stocks for which we act as specialist increased to 76.0 billion in 2001, from 5.6 billion in 1996. Based on these share volumes, we were the largest specialist firm in 2001 as compared to the fourth largest in 1996; and

      o the total number of our common stock listings increased to 591 as of December 31, 2001, from 132 as of December 31, 1996. Based on the number of our NYSE common stock listings, we were the largest specialist firm as of December 31, 2001 as compared to the fourth largest as of December 31, 1996. In addition, we acted as the specialist for 266 other NYSE-listed securities (e.g., preferred and convertible securities) and for 57 stocks and 122 options on AMEX.

      As of December 31, 2001, our listed companies included:

      o     104 of the S&P 500 Index companies; and

      o nine of the 30 companies comprising the Dow Jones Industrial Average. Our Dow stocks are American Express Company, AT&T, DuPont, Eastman Kodak, ExxonMobil, Merck, Minnesota Mining & Manufacturing, Philip Morris and SBC Communications.

INDUSTRY BACKGROUND

THE NYSE

      The NYSE is currently the largest securities market in the world. The market capitalization of all U.S. shares listed on the NYSE increased from approximately $6.8 trillion at December 31, 1996 to approximately $11.9 trillion at December 31, 2001, representing a compound annual growth rate of 11.8%.

      The NYSE's average daily trading volume increased from 178.9 million shares in 1991 to 1.2 billion shares in 2001, as illustrated by the following graph:

               NYSE AVERAGE DAILY TRADING VOLUME FROM 1991 TO 2001
                           (SHARE VOLUME IN MILLIONS)

EDGAR REPRESENATION OF DATA POINTS USED IN PRINTED GRAPHIC

1991   179
1992   202
1993   265
1994   291
1995   346
1996   412
1997   527
1998   674
1999   809
2000  1042
2001  1240

      Trading on the NYSE takes place through open bids to buy and open offers to sell made by NYSE members, acting as principal or as agent for institutions or individual investors. Buy and sell orders meet directly on the trading floor through an auction process, and prices are determined by the interplay of supply and demand in that auction. In order to buy and sell securities on the NYSE, a person must first be accepted for membership in the NYSE. The number of memberships, or seats, is presently limited to 1,366, and the price of a membership depends on supply and demand. Based on recent transfers of memberships, the market price of a membership on the NYSE is approximately $2.2 million as of February 28, 2002. To become a member, each prospective applicant must also pass an examination covering NYSE rules and regulations.

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

THE NYSE SPECIALIST

      All trading of securities on the NYSE is conducted through an auction process. The auction process for each security is managed by the exclusive specialist for that security. The specialist is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in its specialist stocks. The number of specialist units on the NYSE has decreased from 37 at December 31, 1996 to nine at December 31, 2001. A recently announced transaction, if consummated, would further reduce the number of specialist units on the NYSE to eight. Of the nine specialist units, the three largest specialist units as ranked by their number of specialist stocks were responsible for approximately 56.0% and 69.6% of the average daily trading volume in 2000 and 2001, respectively.

      A specialist firm is granted a franchise by the NYSE to conduct the auction in each of its NYSE-listed stocks. Specialist firms conduct their auctions at specific trading posts located on the floor of the NYSE. Because the specialist firm runs the auction in its specialist stocks, it knows of all bids and offers in those stocks and gathers orders to price its stocks appropriately.

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

      o an agent for broker-dealers who wish to execute transactions as instructed by their customers (typically, these orders are limit orders entrusted to the specialist at prices above or below the current market price); or

      o a principal using its own capital to buy or sell stocks for its own account.

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

RECENT TRENDS IN NYSE TRADING AND THE SPECIALIST'S ROLE

      Specialist firms generate revenues by executing trades, either as agent or principal, in their specialist stocks. Accordingly, the specialist firms' revenues are significantly impacted by the volume of trading on the NYSE. This volume has increased significantly in recent years. The increase in trading volume has resulted from a number of factors, including:

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

      o     an increase in NYSE-listed stocks due to:

            o     transfers from Nasdaq;

            o     an increase in listings of foreign companies; and

            o     initial public offerings and spin-offs;

      o higher equity portfolio turnover by individuals and institutional investors as a result of lower commission rates and other transaction costs;

      o     trading in decimal price increments;

      o an increase in the amount of shares traded due to stock splits and stock dividends; and

      o     on-line trading.

      These factors have, in turn, been influenced by low interest rates and low levels of inflation.

      In January 2001, the NYSE commenced trading in decimals. Although the NYSE average daily trading volume for 2001 increased over prior years, the full effects of decimalization on the marketplace and specialist profitability are still uncertain. The NYSE also has increased the window for providing commission-free execution of trades to five minutes from two minutes. The NYSE is also considering the following additional changes:

      o     longer trading days; and

      o trading of foreign stocks in ordinary form side by side with their American Depository Receipts .

      These additional changes, if instituted, will likely contribute to additional growth in NYSE trading volume.

      The majority of trades in NYSE-listed stocks take place through NYSE specialist firms. In 2001, specialist firms handled approximately 83.6% of trades in NYSE-listed stocks. Trades in NYSE-listed stocks also are generally effected as follows:

      o some stocks are listed on multiple exchanges, such as regional exchanges, and trades take place on those exchanges;

      o NYSE members may trade NYSE-listed stocks off the NYSE in the over-the-counter market; and

      o non-NYSE members may trade NYSE-listed stocks off the NYSE in over-the-counter markets.

      Technological advances have contributed to the increased trading through alternative trading systems, called ATSs, such as electronic communications networks, or ECNs, and crossing systems. While the first ECN was created in 1969, most of the others currently in operation were started in the past few years. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, well-capitalized traders or brokerage firms. Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges.

      The percentage of annual trading of NYSE listed stocks on the NYSE has ranged from 82.5% to 83.7% for the past five years. It is unclear, however, how the alternative trading methods and new technologies just described or that may be developed will affect the percentage of trading in listed stocks conducted on the NYSE. The NYSE has indicated that it is studying the possibility of embracing electronic communications network technology to expand trading. ATSs may be developed, organized and operated by large brokerage houses and investment banks with substantial capital, better access to technology and direct access to investors. As a result, these parties may be well positioned to direct trading to ATSs. These alternative trading methods may account for a growing percentage of the trading volume of NYSE-listed stocks.

      The accelerating growth of trading volume, the increase in stock prices on the NYSE in the 1990s and the more recent increased volatility of stock prices have increased the demands upon specialists. In order to fulfill their obligations, specialists are required to execute a greater number of trades in shorter periods of time with greater price volatility. In addition, specialists are called upon to take larger positions in their stocks. These factors have led to a consolidation of specialist units in the past five years. The NYSE specialist market has become dominated by a number of large, well-capitalized firms that are able to provide an enhanced level of service.

LABRANCHE'S COMPETITIVE POSITION

      We are committed to providing the highest quality service to our various constituencies. We believe our success is based on the following factors:

      o LEADING POSITION IN THE SPECIALIST MARKET. We have a long-standing reputation as one of the leading specialist firms on the NYSE. We have successfully grown our business and improved our services through widely varying market conditions. Trading in the stocks for which we acted as specialist during 2001 accounted for 27.6% of the dollar volume on the NYSE and 28.5% of the share volume. Based on these percentages, we were the largest specialist firm on the NYSE. We are continuing to develop our relationships with ATSs and to embrace new technologies in trading platforms.

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

      o STRONG MARKET-MAKING SKILLS. We utilize our strong market-making skills to actively trade as principal in our specialist stocks. In our opinion, we significantly improve liquidity in our specialist stocks, particularly during periods of market volatility. In 2001, approximately 33.4% of our trades were as principal as compared to an average of approximately 30.6% for all NYSE specialists.

      o INNOVATIVE CUSTOMER-ORIENTED SERVICES. We are committed to providing our listed companies with a high level of service, in addition to our specialist functions on the trading floor. We provide our listed companies with detailed reports on the trading activity of their stocks. We also maintain frequent contact with our listed companies to discuss the trading in their stock. In addition, we were the first specialist firm to:

            o     host an annual listed company conference;

            o     publish a company newsletter; and

            o commission customer satisfaction surveys from our listed companies.

      o COMPLETED ACQUISITIONS. Since 1997, we have acquired the following ten specialist operations, solidifying our position as one of the leading NYSE specialist firms, as well as establishing and expanding our presence on the AMEX:

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

            o     ROBB PECK McCOOEY Financial Services, Inc. (March 2001);

            o the assets and operations of an AMEX specialist firm, Cranmer & Cranmer, Inc. (August 2001);

            o the remaining interest that we did not previously own in the specialist business conducted as a joint account by us, R. Adrian & Company, LLC and Freedom Specialist Inc. (September
                  2001); and

            o     Bocklet & Company, LLC (October 2001).

      o OTHER ACQUISITIONS. In March 2001, we also acquired ITTI , a company providing front-end order execution, analysis and reporting solutions for the wholesale securities dealer market.

      Our objective is to continue the growth in our revenues and profits by continuing to be aggressive in positioning ourselves in the NYSE allocation process. Between March 1997, when the NYSE adopted the new allocation procedure, and December 31, 2001, we participated in 178 allocation pools for listed companies and were selected in 87 of them by management of the listed companies.

ACQUISITIONS DURING 2001

INTERNET TRADING TECHNOLOGIES, INC.

      On March 13, 2001, we acquired all the outstanding capital stock of ITTI, a company that provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. We operated ITTI as a separate subsidiary until December 31, 2001, when it was merged with and into our RPM Clearing Corporation subsidiary.

ROBB PECK MCCOOEY FINANCIAL SERVICES, INC.

      On March 15, 2001, we acquired ROBB PECK McCOOEY Financial Services, Inc. ("RPM") for approximately 6.9 million shares of our common stock and 100,000 shares of our Series A preferred stock. Each share of our Series A preferred stock delivered to the former RPM stockholders entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% for the first four years, 10% for the fifth year and 10.8% thereafter, certain voting rights and preferred distributions upon liquidation. Approximately 54,500 shares of our Series A preferred stock issued to the RPM stockholders are currently held in escrow in order to secure the RPM stockholders' indemnification obligations to us. In connection with our acquisition of RPM, each formerly outstanding RPM option was converted into an immediately exercisable option to purchase 98.778 shares of our common stock. We also assumed RPM's liabilities and obligations under the RPM Deferred Compensation Plan which provides for the payment on or before December 15, 2007 of approximately $30.2 million, plus interest at 8% per year, to the former RPM option holders. We also assumed RPM's liabilities and obligations under RPM's retention bonus pool, which requires the payment of $9.0 million as bonus compensation on March 15, 2004 to as many as 31 former employees of RPM, subject to certain service requirements.

      In connection with the RPM acquisition, we:

      o acquired an additional 27 NYSE memberships, of which 10 were owned by RPM, pursuant to A-B-C agreements, 15 were leased from third parties and two seats were owned by RPM employees and contributed to RPM for its use;

      o hired an additional 215 employees, including 120 employees in RPM's clearing operations and 95 employees in RPM's specialist operations, of which 27 are specialists and 68 are trading assistants. In addition, nine former RPM employees became managing directors; and

      o     acquired an additional 42,300 square feet of office space.

CRANMER & CRANMER, INC.

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

FREEDOM SPECIALIST INC, R. ADRIAN & COMPANY, LLC AND LABRANCHE & CO. LLC JOINT BOOK

      On September 20, 2001, LaBranche & Co. LLC acquired the interests in the Freedom Specialist Inc. ("Freedom"), R. Adrian & Company, LLC ("Adrian") and LaBranche & Co. LLC Joint Book (the "Joint Book") which it did not previously own for an aggregate of approximately $13.6 million in cash, 54,750 shares of our common stock and an amount equal to Freedom's and Adrian's respective shares of the equity capital of the Joint Book on the closing date of the acquisition. Simultaneously with this acquisition we transferred the specialist operations of the Joint Book to our subsidiary LaBranche & Co. LLC.

BOCKLET & COMPANY, LLC

      On October 18, 2001, LaBranche & Co. LLC acquired Bocklet & Company, LLC ("Bocklet") for an aggregate of $20.0 million in cash, of which $5.0 million was paid at the closing, $5.0 million was paid on January 18, 2002 and $5.0 million is payable on each of April 18, 2002 and July 18, 2002 and 1,100,000 shares of our common stock. In addition, an amount equal to the equity capital of Bocklet on the closing date of the acquisition will be paid in three equal installments of which approximately $1.4 million was paid January 18, 2002 and the remaining amount will be paid six and nine months from the closing date.

SPECIALIST COMPANIES

As of December 31, 2001, we acted as specialist for 591 common stocks listed on the NYSE. Our listed companies operate in a variety of industries including financial services, media, oil and gas, retail, technology and telecommunications. They range in market capitalization from some of the smallest on the NYSE to some of its largest and well-known corporations. Of our NYSE common stock listings, 123 and 69 were foreign listings as of December 31, 2001 and

December 31, 2000, respectively. As of February 28, 2002, we represented 126 foreign listings on the NYSE. The following is a list of our top 50 listed companies in terms of market capitalization as of February 28, 2002 in order of their respective global market capitalization (read in descending order from top to bottom, left to right):

Exxon Mobil Corporation                     Wachovia Corporation
GlaxoSmithKline plc                         Federal Home Loan Mortgage Corp.
Merck & Co., Inc.                           U.S. Bancorp
SBC Communications Inc.                     Diageo plc
Philip Morris Companies Inc.                Banco Bilbao Vizcaya Argentaria S.A.
HSBC Holdings plc                           Lowes Companies, Inc.
TOTAL Fina Elf S.A.                         Enel S.p.A.
Nokia Corporation                           Schlumberger Limited
Novartis AG                                 PetroChina Company Ltd
Toyota Motor Corporation                    Koninklijke Philips Electronics N.V.
Bristol-Meyers Squibb Company               First Data Corp.
Wells Fargo & Company                       The News Corporation Limited
Kraft Foods Inc.                            National Australia Bank Limited
United Parcel Service, Inc.                 Ford Motor Corp.
Tyco International Ltd.                     Clear Channel Communications, Inc.
AT&T Corp.                                  ABN Amro Holding N.V.
Taiwan Semiconductor Manufacturing Company  Emerson Electric Co.
Medtronic, Inc.                             Household International, Inc.
Morgan Stanley Dean Witter & Co.            United Microelectronics Corporation
Nippon Telegraph and Telephone Corporation  AT&T Wireless Group, Inc.
Schering-Plough Corp.                       Lucent Technologies Inc.
American Express Company                    Fox Entertainment Group, Inc.
Du Pont (E.I.) de Nemours and Company       SunTrust Banks, Inc.
ING Groep N.V.                              The Kroger Co.
Minnesota Mining & Manufacturing Company    Compaq Computer Corporation

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

      The most recent sale in a listed stock was $50, the best public bid (to buy) on the specialist's book is $49.75, and the best public offer (to sell) on the book is $50.25. A broker who wants to buy 100 shares at the market in this instance without a specialist would purchase at $50.25, the offer price. Similarly, a broker seeking to sell 100 shares without a specialist would receive $49.75, the bid price. The specialist, who is expected to provide reasonable price continuity, in this case might narrow the quote spread by offering or bidding for stock for its own account. In this instance, the broker who wants to buy 100 shares might buy at $50.0625 from the specialist, as opposed to buying the same amount of shares from the best offer of $50.25, thereby offering price improvement to the customer. In the next trade, a broker willing to sell 100 shares might sell to the specialist at $50, as opposed to selling to the best available bid of $49.75, again achieving price improvement for the customer.

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

RISK MANAGEMENT

      Because our specialist activities expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the auction process helps us to reduce risks by enabling us to incorporate up-to-date market information in the management of our inventory, subject to our specialist obligations. In addition, we have developed a risk management process, which is designed to balance our ability to profit from our specialist activities with our exposure to potential losses. Our risk management process includes participation by our executive operating committee, our floor management committee, our floor team captains and our specialists. These parties' roles are described as follows:

      EXECUTIVE OPERATING COMMITTEE. Our executive operating committee is composed of Michael LaBranche, Anthony M. Corso, Alfred O. Hayward, Jr., Robert
M. Murphy and James G. Gallagher. This committee is responsible for approving all risk management policies and trading guidelines for particular specialist stocks, after receiving input and proposals by the floor management committee. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

      FLOOR MANAGEMENT COMMITTEE. Our floor management committee is composed of Anthony M. Corso, Alfred O. Hayward, Jr., Robert M. Murphy, John McGraner, Michael Nichols, Thomas G. McLaughlin and Eugene McCarthy. This committee is responsible for formulating and overseeing our overall risk management policies and risk guidelines for each of our specialist stocks. In arriving at these policies and guidelines, our floor management committee considers the advice and input of our floor team captains. Our floor management committee meets with all floor team captains no less than once a month to review and, if necessary, revise the risk management policies for our firm as a whole and/or for particular specialist stocks. In addition, a member of our floor management committee is always available on the trading floor to review and assist with any unusual situations reported by a captain. Our floor management committee reports to our executive operating committee about each of these situations.

      FLOOR TEAM CAPTAINS. We have 21 floor team captains who monitor the activities of our specialists throughout the trading day from various positions at our trading posts. The captains observe trades and constantly review trading positions on a real-time basis through our information systems. In addition, the captains are readily available to assist our specialists in determining when to deviate from our policies and guidelines to react to any unusual situations or market conditions. The captains must report these unusual situations to management, including any deviations from our policies and guidelines. Captains meet with each specialist at least once a week to evaluate the specialist's adherence to our risk management policies and guidelines. Captains also meet among themselves at least twice weekly to review risk policies and guidelines and, if appropriate, make new recommendations to the floor management committee.

      SPECIALISTS. Our specialists conduct auctions based upon the conditions of the marketplace. In doing so, specialists observe our risk management policies and guidelines as much as practicable. Specialists must immediately notify a captain of any unusual situations or market conditions requiring a deviation from our policies and guidelines.

      We rely heavily on our information systems in conducting our risk management. Management members and captains must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends as they occur. We have invested substantial capital, along with the NYSE, in real-time, on-line systems which give management instant access to specific trading information at any time during the trading day, including:

      o     our aggregate long and short positions;

      o     the various positions of each of our trading professionals;

      o     our overall position in a particular stock;

      o capital and profit-and-loss information on an aggregate, per specialist or per issue basis; and

      o     average position size.

      CIRCUIT BREAKER RULES. The NYSE has instituted certain circuit breaker rules intended to halt trading in all NYSE-listed stocks in the event of a severe market decline. The circuit breaker rules impose temporary halts in trading when the Dow Jones Industrial Average drops a certain number of points. Effective January 2, 2001, circuit breaker levels are set quarterly at 10, 20 and 30 percent of the Dow Jones Industrial Average closing values of the previous month, rounded to the nearest 50 points.

LISTED COMPANY SERVICES

      We are committed to providing our listed companies with a high level of service, in addition to our specialist functions on the trading floor. We have a Corporate Relations Department consisting of 19 full-time employees devoted to serving our listed companies. The most important function of the Corporate Relations Department is to provide current information to the listed companies. Upon request, our Corporate Relations Department provides our listed companies with the following reports:

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

NYSE MEMBERSHIPS

      NYSE memberships are granted only to individuals, and each individual specialist must own or lease a NYSE membership. As of December 31, 2001, 118 NYSE memberships were used or available for use in our business. As of February 28, 2002, our 112 specialists owned or leased NYSE memberships under the following arrangements:

      o 10 memberships were owned directly by 10 of our employees, and we paid these employees at prevailing market rates for the use of their memberships;

      o 34 were owned by specialists, who acquired their memberships through financing provided by us pursuant to A-B-C agreements; and

      o 68 were leased by specialists from other individual members, and we pay and guarantee the lease payments.

      Additionally, LaBranche & Co. LLC has financed the acquisition of two additional NYSE memberships that are available for use by its employees. Our LFSI subsidiary also has financed the acquisition of two NYSE memberships that are available for use by its employees. Two additional memberships are directly owned and used by two LFSI employees, and LFSI pays these employees at prevailing market rates for the use of their memberships.

AMEX OPTIONS SPECIALIST UNIT

      In December 2000, we purchased the assets and operations of an AMEX options specialist unit and, in August 2001, we expanded our AMEX specialist activities by purchasing the assets and operations of Cranmer, another AMEX specialist firm. Our AMEX specialist business is conducted by our LaBranche & Co. LLC subsidiary. As of December 31, 2001 this unit acted as the specialist in 57 stocks and 122 options on the AMEX. As of February 28, 2002 this unit acted as specialist in 56 stocks and 125 options on the AMEX. In our view, these acquisitions enhance our commitment to the listed auction market and are important steps in the implementation of our growth strategy. As of December 31, 2001, eight of the nine AMEX memberships utilized by our AMEX specialist unit were leased by eight specialist employees of that unit, and one membership was owned directly by an employee. LaBranche & Co. LLC pays and guarantees the rental payments due under the leases of AMEX memberships and pays its employee for the use of his AMEX membership.

OUR INFORMATION AND COMMUNICATIONS SYSTEMS AND THE NYSE'S SUPER-DOT SYSTEM

      As a self-clearing broker-dealer, we have made significant investments in our trade processing systems. Our use of and dependence on technology have allowed us to maintain our significant growth over the past several years. In addition to using consultants who primarily service the specialist industry, we have an in-house information technology staff. As of February 28, 2002, we cleared an average of approximately 126,000 principal trades per day. We also conduct clearing operations involving trades for third parties through our LFSI subsidiary.

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

      We have a back-up disaster recovery center in New Jersey. The back-up system operates as a mirror image of our primary computer system in New York City through a direct connection between the two sites which we utilize to back-up all data on an hourly basis. We also test both systems on a regular basis to assure that they are fully operational. Subsequent to the September 11 disaster, our operations group utilized our New Jersey site to clear our specialist business, as our primary facilities were inaccessible. Due to the effectiveness of our back-up facility, our operations were not materially impacted. We are reevaluating our business continuity processes and are formalizing a comprehensive plan. We also are in the process of securing a second back-up facility in another New York state location so that all aspects of our operations are safeguarded from potential business interruption.

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

CLEARING OPERATIONS

      Our LFSI clearing subsidiary provides services to individual and institutional clients, including traders, professional investors, institutions and broker-dealers. These services include clearing and custody services, customer account maintenance and customized data processing services. The use of new technologies at our LFSI subsidiary has enhanced its ability to handle an increasing volume of transactions. These technologies allow our LFSI subsidiary to provide customized and detailed account information and implement straight-through processing solutions to better serve customers. Before conducting business with a prospective customer, we review such factors as the prospective customer's experience in the securities industry, financial condition and personal background.

      Our LaBranche & Co. LLC subsidiary acts as a self-clearing broker-dealer for our NYSE and AMEX equity specialist business. All trades made in connection with our NYSE and AMEX equity specialist business are cleared by LaBranche & Co. LLC.

DIRECT ACCESS BUSINESS

      The Institutional Client Group division of our LFSI subsidiary places its customers in direct contact with the NYSE. Utilizing easy-to-use web-based technology, this division provides its institutional customers with the choice of two conduits for sending their order flow directly to the point of sale on the floor of the NYSE. Orders that require special attention can be sent to one of this division's licensed floor brokers for customized handling. Otherwise, customers can send their orders directly to the specialist's order book using the NYSE's Super-Dot system. The Institutional Client Group division's brokers take advantage of the NYSE's advanced wireless technology to communicate directly with its trading customers. By employing the advanced technology, its customers receive extremely fast trade executions and confirmations. All customer orders are treated with strict confidentiality and anonymity, allowing for the best execution with the least market impact. In addition, the Institutional Client Group division's customers are given all the benefits of straight-through, seamless trade processing. Our LFSI subsidiary also clears and delivers the trades directly to its customers' depository accounts.

PROPRIETARY TRADING

      In 1995, we initiated a proprietary trading program, seeking to leverage our trading and market experience. Our strategy is short-term oriented, and most of our positions are maintained intra-day and not held overnight. During 2001 our five traders focused primarily on stocks listed on the NYSE. In 2001, we derived 0.3% of our revenues from our proprietary trading. Our proprietary trading desk utilizes a Windows NT based trade reporting system which captures all trades executed by the trading desk and marks all positions to market. Proprietary traders who are employees of LaBranche & Co. LLC are not permitted to trade in stocks for which we act as specialist. As of January 1, 2002, three of our proprietary traders became employees of our LFSI subsidiary, and are now permitted to trade stocks for which we act as specialist.

MARKETING

      It is a priority for our management to proactively identify potential listing companies before the allocation process begins. We contact these companies and commence our marketing efforts upon determining that they are considering listing on the NYSE. Our marketing efforts typically consist of members of our management group visiting with the companies that are considering listing on the NYSE and describing our services. We also provide written literature describing our operations, our listed companies, our more than 75-year history as a specialist firm and a general overview of the specialist industry.

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

      As a broker-dealer, we are subject to regulations concerning operational and financial aspects of our business. We are subject to registration requirements with various government entities and self-regulatory organizations, commonly referred to as SROs, with which we must comply before we can conduct our business. We are also subject to laws, rules and regulations forcing us to comply with financial reporting requirements, trade practices, capital structure requirements, and record retention requirements governing the conduct of our directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of our directors, officers or employees, and other negative consequences, which could have an adverse effect on our business.

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

CAPITAL REQUIREMENTS

      As a broker-dealer, we are subject to SEC Rule 15c3-1, which requires minimum net regulatory capital. We are required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of our aggregate indebtedness, as defined. At December 31, 2001, our net capital, as defined by this rule, was $484.2 million and exceeded minimum requirements by $481.4 million.

      The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Under changes to Rule 104, effective October 30, 2000specialist units that exceed five percent in any of the NYSE's four concentration measures must maintain minimum net liquid assets based upon the securities for which they act as the specialist. The requirements state that the net liquid assets must be equivalent to $4.0 million for each stock in the Dow Jones Industrial Average, $2.0 million for each stock in the S&P 100 Stock Price Index, excluding stocks included in the previous classification, $1.0 million for each stock in the S&P 500 Stock Price Index, excluding stock included in the previous classifications, $500,000 for each common stock, excluding bond funds and stocks included in the previous classifications, and $100,000 for each stock not included in any of the above classifications. In addition, the NYSE requires any new specialist entities that result from a merger, acquisition, consolidation or other combination of specialist entities to maintain net liquid assets equivalent to the greater of either: (1) the aggregate net liquid assets of the specialist entities prior to their combination or (2) the new capital requirements prescribed under Rule 104. As of December 31, 2001, LaBranche & Co. LLC's net liquid asset requirement was $446.0 million, and its actual net liquid assets were approximately $491.5 million. Net liquid assets for a specialist who also engages in transactions other than specialist activities is based upon its excess net capital as determined in accordance with SEC Rule 15c3-1.

      As registered broker-dealers and member firms of the NYSE, our former subsidiary Henderson Brothers and our RPM Clearing Corporation subsidiary were also subject to SEC Rule 15c3-1 as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by this rule, the minimum required net capital for each of these subsidiaries as of December 31, 2001 was equal to the greater of $250,000 or 2% of aggregate debit items as defined. As of December 31, 2001, the combined net capital of these subsidiaries as defined under SEC Rule 15c3-1 was $20.5 million which exceeded minimum requirements by $19.7 million.

      Failure to maintain the required net capital and net liquid assets may subject us to suspension or revocation of SEC registration or suspension or expulsion by the NYSE.

NEW PROPOSED REGULATORY LEGISLATION

      On October 26, 2001, President Bush signed the USA PATRIOT Act, aimed at giving the government new powers in the war on terrorism. Title III of the new legislation, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, imposes significant new anti-money laundering requirements on all financial institutions, including domestic banks and domestic operations of foreign banks, broker-dealers, futures commission merchants and investment companies. We do not currently know the full effects of this legislation, but it will result in additional reporting and disclosure requirements.

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

      The following are the remaining specialist units as of February 28, 2002, listed in descending order based on number of common stock listings:

      o     LaBranche & Co. LLC

      o     Spear, Leeds & Kellogg Specialist

      o     Fleet Meehan Specialists, Inc.

      o     Wagner Stott Bear Specialists, LLC

      o     Van Der Moolen Specialists USA

      o     Performance Specialist Group, LLC

      o     Susquehanna Specialists, Inc.

      o     Walter N. Frank & Co. LLC

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

EMPLOYEES

      As of December 31, 2001, we had 545 full-time employees, including 53 managing directors. As of February 28, 2002, we had 550 full time employees, including 63 managing directors with:

      o 123 specialists, including 55 managing directors and 11 AMEX options specialists;

      o     245 trading assistants;

      o     19 corporate relations department employees;

      o     52 clearing operations employees;

      o 22 individuals employed as proprietary traders, floor brokers and registered representatives; and

      o 89 management, administration and finance staff, including 8 managing directors.

      Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage. We consider our employee relations to be good.

ITEM 2. PROPERTIES.

      Our offices are located at One Exchange Plaza, New York, New York, where we lease approximately 45,000 square feet under three separate leases, with 9,000 square feet expiring in January 2003 and approximately 36,000 square feet expiring in January 2008. We also lease approximately 45,000 square feet at 120 Broadway, New York, New York, under a lease expiring in March 2006. In addition, we lease four trading posts on the floor of the NYSE. We lease approximately 21,000 square feet of additional space at locations in New York and New Jersey under leases expiring between September 2002 and July 2004. We intend to renew the lease that expires in September 2002. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the immediate future.

ITEM 3. LEGAL PROCEEDINGS.

      We are not a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION AND HOLDERS

      Our common stock is quoted on the NYSE under the symbol "LAB." The following table sets forth the range of high and low closing sales prices for our common stock on the NYSE for the periods indicated:

         FISCAL 2000
         -----------

         First Quarter                                15.38             11.31
         Second Quarter                               17.63             11.13
         Third Quarter                                36.25             15.44
         Fourth Quarter                               39.63             22.19

         FISCAL 2001

         First Quarter                                51.03             27.69
         Second Quarter                               44.52             28.56
         Third Quarter                                30.22             19.50
         Fourth Quarter                               35.11             22.12

         FISCAL 2002

         First Quarter
            (through March 14, 2002)                  36.11             29.88

      As of March 14, 2002, we had approximately 150 stockholders of record of our common stock and an estimated 4,299 beneficial owners. The closing sale price of our common stock on March 14, 2002 was $33.30 per share.

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

      In connection with our acquisition of RPM, we issued 100,000 shares of our Series A preferred stock. Each outstanding share of our Series A preferred stock entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% of the liquidation preference per share until the fourth anniversary of the closing of the merger, 10% until the fifth anniversary of the closing, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter). Dividends on the issued and outstanding shares of Series A preferred stock are preferred and cumulative and accrue from the date on which they were originally issued. On February 19, 2002, we repurchased approximately 28,164 shares of our Series A preferred stock at $1,000 per share plus accrued and unpaid dividends through the date of purchase, pursuant to a tender offer commenced on January 18, 2002.

RECENT ISSUANCE OF UNREGISTERED SECURITIES

      In connection with our acquisition of the assets and operations of Cranmer on August 13, 2001 we issued 100,000 shares of our common stock to Cranmer in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. We subsequently registered these shares for resale in November 2001.

      In connection with our acquisition on September 20, 2001 of the remaining interest in the Joint Book that we did not already own we issued 54,750 shares of our common stock to Adrian in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

      In connection with our acquisition of Bocklet on October 18, 2001, we issued 1,100,000 shares of our common stock to the members of Bocklet in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. We subsequently registered these shares for resale in November 2001.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

      The selected consolidated financial data set forth below for the years ended December 31, 2001, 2000 and 1999 and as of December 31, 2001 and 2000 have been derived from our consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants, and are included elsewhere in this filing. The selected consolidated financial data set forth below for the years ended December 31, 1998 and 1997 and as of December 31, 1999, 1998 and 1997 have been derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public accountants, which are not included elsewhere in this filing. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this filing.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                       2001       2000       1999      1998      1997
                                                                       ----       ----       ----      ----      ----
   STATEMENT OF OPERATIONS DATA:                                                        (IN THOUSANDS)
   REVENUES:
     Net gain on principal transactions ..........................   $340,795   $282,948   $150,971   $ 95,048   $47,817
     Commissions .................................................     62,866     45,381     37,222     26,576    15,186
     Other .......................................................     20,469     16,480     12,844      4,787     4,637
                                                                     --------   --------   --------   --------   -------
     Total revenues ..............................................    424,130    344,809    201,037    126,411    67,640
                                                                     --------   --------   --------   --------   -------

EXPENSES:
     Employee compensation and benefits ..........................    110,832     88,759     34,268     13,921     8,108
     Interest ....................................................     52,049     41,893      8,286      3,577     1,566
     Depreciation and amortization of intangibles ................     39,450     18,476      5,144      3,020       737
     Exchange, clearing and brokerage fees .......................     22,367      5,148      3,601      2,778     2,042
     Lease of exchange memberships ...............................     20,536     10,933      8,416      6,568     3,727
     Legal and professional fees .................................      4,959      1,868      1,622        916       620
     Communications ..............................................      4,795      1,500      1,193        964       709
     Occupancy ...................................................      3,932      1,310        998        747       465
     Other .......................................................      8,499      8,345      3,041      2,285     1,934
                                                                     --------   --------   --------   --------   -------

   Total expenses before managing directors'
   compensation, limited partners' interest in earnings of
   subsidiary and provision for income taxes .....................    267,419    178,232     66,569     34,776    19,908
                                                                     --------   --------   --------   --------   -------
   Income before managing directors' compensation, limited
     partners' interest in earnings of subsidiary and
     provision for income taxes ..................................    156,711    166,577    134,468     91,635    47,732
   Managing directors' compensation ..............................         --         --     56,191     58,783    30,008
                                                                     --------   --------   --------   --------   -------
   Income before limited partners' interest in earnings of
     subsidiary and provision for income taxes ...................    156,711    166,577     78,277     32,852    17,724
   Limited partners' interest in earnings of subsidiary ..........         --         --     25,344     26,292    14,354
                                                                     --------   --------   --------   --------   -------
   Income before provision for income taxes ......................    156,711    166,577     52,933      6,560     3,370
   Provision for income taxes ....................................     85,124     84,654     23,899      3,900     1,881
                                                                     --------   --------   --------   --------   -------
   Net income ....................................................   $ 71,587   $ 81,923   $ 29,034   $  2,660   $ 1,489
                                                                     ========   ========   ========   ========   =======

                                                                       AS OF DECEMBER 31,
                                                                       ------------------
                                                     2001         2000         1999         1998         1997
                                                     ----         ----         ----         ----         ----
BALANCE SHEET DATA:                                                       (IN THOUSANDS)
Cash and short term investments ...............   $  189,524   $  287,643   $  109,196   $   25,822   $   17,989
Working capital ...............................      485,643      366,527      229,454      104,250       62,562
Total assets ..................................    2,000,837    1,004,122      505,896      272,201      157,754
Total long-term indebtedness (1) ..............      429,205      397,828      162,330       48,073       31,423
Members' capital/stockholders' equity .........      928,358      370,901      251,972       77,093       37,658

(1) Excludes subordinated liabilities related to contributed exchange memberships.

QUARTERLY RESULTS (UNAUDITED)

      The following represents the firm's unaudited quarterly results for 2001 and 2000. These quarterly results were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments

(000's omitted, except per share data)                               2001 FISCAL QUARTER
                                                                     -------------------
                                                            FIRST      SECOND     THIRD      FOURTH
                                                            -----      ------     -----      ------
Total Revenues                                             $ 97,760   $112,762   $ 89,121   $124,487
Total Operating Expenses                                     53,076     69,022     64,504     80,817
                                                           --------   --------   --------   --------

Income before provision for income taxes                     44,684     43,740     24,617     43,670
Provision for income taxes                                   23,760     24,523     13,379     23,462
                                                           --------   --------   --------   --------
Net Income                                                   20,924     19,217     11,238     20,208

Earnings per share
     Basic                                                 $   0.41   $   0.30   $   0.16   $   0.31
     Diluted                                                   0.40       0.29       0.15       0.30


(000's omitted, except per share data)                               2000 FISCAL QUARTER
                                                                     -------------------
                                                             FIRST     SECOND     THIRD      FOURTH
                                                             -----     ------     -----      ------
Total Revenues                                             $ 78,690   $ 87,624   $ 81,222   $ 97,273
Total Operating Expenses                                     38,257     46,524     42,363     51,088
                                                           --------   --------   --------   --------

Income before provision for income taxes                     40,433     41,100     38,859     46,185
Provision for income taxes                                   19,878     20,975     19,911     23,890
                                                           --------   --------   --------   --------
Net Income                                                   20,555     20,125     18,948     22,295

Earnings per share
     Basic                                                 $   0.44   $   0.41   $   0.39   $   0.46
     Diluted                                                   0.44       0.41       0.38       0.45

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

OVERVIEW

      Organized in 1999 in connection with the reorganization of LaBranche & Co. from partnership to corporate form and the related initial public offering of our common stock, LaBranche & Co Inc. is the sole member of LaBranche & Co. LLC and the sole stockholder of LFSI. Our subsidiary LaBranche & Co. LLC is one of the oldest and largest specialist firms on the NYSE, as well as a specialist on the AMEX. LFSI provides clearing, prime brokerage and execution services to both individual and institutional clients, including traders, professional investors and broker-dealers, direct access floor brokerage services. In addition, LFSI provides front-end order execution systems, analysis and reporting solutions for the wholesale securities market.

      Our business has grown considerably during the past five years. We have accomplished this growth both internally and through acquisitions. Our revenues increased from $49.9 million in 1996 to $424.1 million in 2001, representing a compound annual growth rate of 53.4%. During the same period, we increased the number of our NYSE common stock listings from 125 to 591.

REVENUES

      Our revenues consist primarily of net gain earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist and clearance activities. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks and options. These revenues are primarily affected by changes in share volume and fluctuations in price of our specialist stocks and options. Commissions revenue consists primarily of fees we earn when our specialists act as agents to match buyers and sellers for limit orders executed by us on behalf of brokers after a specified period of time; we do not earn commissions when we match market orders. In addition, commissions revenue includes fees charged to customers for execution and clearance by our clearing subsidiaries, Henderson Brothers and RPM Clearing Corporation. Other revenue consists of interest income, fees charged to customers for use of the front-end order execution system developed by ITTI, proprietary trading revenues and earnings or losses from investments in a hedge fund and two joint specialist books. For the year ended December 31, 2001, net gain on principal transactions represented 80.4% of our total revenues, commissions revenue represented 14.8% of our total revenues, and other revenue represented 4.8% of our total revenues. The respective percentages for the prior year were 82.1%, 13.2% and 4.7%.

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

REORGANIZATION TRANSACTIONS

      In August 1999, we reorganized from partnership to corporate form. Prior to the reorganization, we operated as LaBranche & Co., a limited partnership and LaB Investing Co. L.L.C., a limited liability company and the general partner of LaBranche & Co. As part of the reorganization, we redeemed limited partnership interests in LaBranche & Co. and redeemed or purchased all membership interests in LaB Investing Co. L.L.C. in exchange for a combination of cash, indebtedness and common stock of LaBranche & Co Inc. The redemption of the limited partnership interests was accounted for as a step acquisition under the purchase method of accounting. The excess of purchase price over the limited partners' capital accounts of $127.4 million was allocated to intangible assets. Following the reorganization, LaBranche & Co Inc. became a holding corporation whose assets consisted primarily of ownership interests in LaBranche & Co. and LaB Investing Co. L.L.C. As of June 30, 2000, LaB Investing Co. L.L.C. was merged with and into LaBranche & Co. and on the same date, LaBranche & Co. converted into a limited liability company and changed its name to LaBranche & Co. LLC. As a result, LaBranche & Co Inc. became, and continues to be, the sole member of our specialist subsidiary, LaBranche & Co. LLC.

      As of December 31, 2001 our Henderson Brothers and ITTI subsidiaries were merged with and into our RPM Clearing Corporation subsidiary. RPM Clearing Corporation then changed its name to LFSI in January 2002, of which LaBranche & Co Inc. is the sole shareholder.

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

      On March 15, 2001, we acquired RPM for an aggregate of approximately 6.9 million shares of our common stock and 100,000 shares of nonconvertible Series A preferred stock. In addition, each formerly outstanding RPM option was converted into an immediately exercisable option to purchase 98.778 shares of our common stock. The adjusted excess of purchase price over fair value of net tangible assets of approximately $434.7 million was allocated to specialist stock list and goodwill. The results of the operations of RPM have been included in our financial statements since March 16, 2001. As a result of the exercise of replacement options granted to former RPM employees, we recorded a tax benefit not reflected through the results of operations of $16.2 million for the year ended December 31, 2001.

      On August 13, 2001, LaBranche & Co. LLC acquired all the assets relating to the AMEX stocks and options specialist operations of Cranmer for an aggregate of approximately $9.2 million, 100,000 shares of our common stock and an amount equal to the equity capital of Cranmer, including the net value of Cranmer's open security positions on the closing date of the acquisition. The excess of purchase price over fair value of net tangible assets of approximately $14.0 million was allocated to specialist stock list and goodwill. The results of the AMEX specialist operations formerly conducted by Cranmer have been included in our consolidated financial statements since August 14, 2001.

      On September 20, 2001, LaBranche & Co. LLC acquired the interests in the Joint Book which it did not previously own for an aggregate of approximately $13.6 million in cash, 54,750 shares of our common stock and an amount equal to Freedom's and Adrian's respective shares of the equity capital of the Joint Book on the closing date of the acquisition. The excess of purchase price over fair value of net tangible assets of approximately $15.0 million was allocated to specialist stock list and goodwill. The results of the operations formerly conducted by the Joint Book in which we previously did not own an interest have been included in our consolidated financial statements since September 21, 2001.

      On October 18, 2001, LaBranche & Co. LLC acquired Bocklet for an aggregate of $20.0 million in cash, of which $5.0 million was paid at the closing,$5.0 million was paid on January 18, 2002 and $5.0 million is payable on each of April 18, 2002 and July 18, 2002 and 1,100,000 shares of our common stock. In addition, an amount equal to the equity capital of Bocklet on the closing date of the acquisition will be paid in three equal installments of which approximately $1.4 million was paid January 18, 2002 and the remaining amount will be paid six and nine months from the closing date. The excess of purchase price over fair value of net tangible assets of approximately $53.4 million was allocated to specialist stock list and goodwill. The results of the operations formerly conducted by Bocklet have been included in our financial statements since October 19, 2001.

RECENT DEVELOPMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. The statement provides that intangible assets with indefinite useful lives will no longer be amortized, effective for fiscal years beginning after December 15, 2001 for intangible assets existing at June 30, 2001 or effective immediately for intangible assets acquired after June 30, 2001. Rather, these assets will be tested at least annually for impairment by applying a fair-value based test. In addition, intangible assets with finite useful lives continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, commencing January 2002, we will cease amortization of recorded goodwill and intangible assets with indefinite useful lives and the amortization expense for these intangible assets will no longer be included in our results of operations. We do not anticipate incurring any impairment charges upon implementation of SFAS No. 142. However, it is possible that in the future, after periodic testing, we may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in our financial statements.

      In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We do not believe the implementation of SFAS No. 144 will have a material impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

      All of our principal securities transactions and the related revenues and expenses are recorded on a trade date basis. Customer securities transactions and the related revenues and expenses are recorded on a settlement date basis, which does not differ materially from trade date basis. Securities owned and securities sold, but not yet purchased are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions.

      Our balance sheet contains significant intangible assets. These intangible assets are comprised of our specialist stock lists, trade name and goodwill acquired in connection with our various acquisitions and the limited partner buyout that occurred in connection with our reorganization from partnership to corporate form in August 1999. The specialist stock lists and trade name are being amortized on a straight-line basis over 15 to 40 years and the goodwill is being amortized on a straight-line basis over 15 years. The allocations of purchase price and determinations of useful lives were based upon independent appraisals for all acquisitions through March 2001. In addition, the useful lives of the acquired specialist stock lists were determined based upon analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based upon management analysis of revenues, consideration paid, common stock listings as well as other relevant data and ratios. This information was analyzed and compared to the results of the independent appraisals conducted on acquisitions prior to March 2001.

      As discussed under "Recent Accounting Pronouncements", with the implementation of SFAS No. 142 we will no longer amortize goodwill and intangible assets with indefinite useful lives, which includes goodwill and trade name. Application of the non-amortization provisions of SFAS No. 142 is currently expected to result in an increase in results from operations of approximately $28.2 million. Commencing 2002, we will perform periodic impairment tests on these assets to determine if there is a need to write them down. We do not anticipate incurring any impairment charges upon implementation of SFAS No. 142, but it is possible that in the future the carrying value of our goodwill and intangible assets may be reduced.

REPURCHASE OF OUR PREFERRED STOCK

      On January 18, 2002, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 15, 2002, the offer expired, and on February 19, 2002, we purchased all the approximately 28,164 shares that had been tendered for approximately $28.5 million, including accrued but unpaid dividends. As a result of the purchase, we recorded a one-time expense due to the acceleration of the discount accretion on the shares purchased of approximately $1.5 million.

TRUST DECS OFFERING

      On February 8, 2002, certain managing directors of LaBranche & Co. LLC entered into prepaid forward contracts with DECS Trust IX, a statutory business trust , pursuant to which the trust agreed to purchase from the participating managing directors, on a date which is expected to be February 8, 2005 , an aggregate of 3,800,000 shares of our common stock owned by these managing directors, subject to the terms and conditions set forth in the contracts. The trust concurrently sold 3,800,000 trust securities , known as DECS, to investors. We did not receive, nor will we receive, any portion of the proceeds from the sale of shares pursuant to the contracts or from the sale of the DECS. The participating managing directors bore responsibility for payment of the expenses incurred by them in connection with this transaction.

RESULTS OF OPERATIONS

      The following table sets forth the statement of operations data for the years indicated as a percentage of total revenues:

                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                                            2001       2000       1999
                                                                                            ----       ----       ----
REVENUES:
Net gain on principal transactions ....................................................      80.4%      82.1%      75.1%
Commissions ...........................................................................      14.8       13.2       18.5
Other .................................................................................       4.8        4.7        6.4
                                                                                           ------     ------     ------
  Total revenues ......................................................................     100.0      100.0      100.0
                                                                                           ------     ------     ------
EXPENSES:
Employee compensation and related benefits ............................................      26.1       25.7       17.0
Interest ..............................................................................      12.3       12.2        4.1
Depreciation and amortization of intangibles ..........................................       9.3        5.4        2.5
Exchange, clearing and brokerage fees .................................................       5.3        1.5        1.8
Lease of exchange memberships .........................................................       4.8        3.2        4.2
Legal and professional fees ...........................................................       1.2        0.6        0.8
Communications ........................................................................       1.1        0.4        0.6
Occupancy .............................................................................       0.9        0.4        0.5
Other .................................................................................       2.0        2.4        1.5
                                                                                           ------     ------     ------
  Total expenses before managing directors' compensation, limited partners'
 interest in earnings of subsidiary and provision for income taxes ....................      63.0       51.8       33.0
                                                                                           ------     ------     ------
Income before managing directors' compensation, limited partners' interest in
 earnings of subsidiary and provision for income taxes ................................      37.0       48.2       67.0
MANAGING DIRECTORS' COMPENSATION ......................................................        --         --       28.0
                                                                                           ------     ------     ------
Income before limited partners' interest in earnings of subsidiary and provision for
 income taxes .........................................................................      37.0       48.2       39.0
LIMITED PARTNERS' INTEREST IN EARNINGS OF SUBSIDIARY ..................................        --         --       12.6
                                                                                           ------     ------     ------
Income before provision for income taxes ..............................................      37.0       48.2       26.4
PROVISION FOR INCOME TAXES ............................................................      20.1       24.6       11.9
                                                                                           ------     ------     ------

Net income ............................................................................      16.9%      23.6%      14.5%
                                                                                           ======     ======     ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

      Total revenues increased 23.0% to $424.1 million for 2001, from $344.8 million for 2000, principally due to the increase in revenue from net gain on principal transactions. Net gain on principal transactions increased 20.5% to $340.8 million for 2001, from $282.9 million for 2000. This increase was due to the RPM, Joint Book and Bocklet acquisitions in March, September and October 2001, respectively, as a result of which we became the specialist for 218 additional common stock listings. In addition, increased share volume in principal trading in our specialist stocks traded on the NYSE also contributed to the increase in revenue. Our share volume as principal increased 51.1% to
27.2 billion shares for 2001, from 18.0 billion shares for 2000.

      Commissions revenue increased 38.5% to $62.9 million for 2001, from $45.4 million for 2000. This increase was primarily due to an increase in commissions and clearance revenue earned by our Henderson Brothers and RPM Clearing Corporation subsidiaries. The share volume executed by us as agent in our specialist stocks increased 10.7% to 6.2 billion shares for 2001, from 5.6 billion shares for 2000. Despite the increase in share volume, competitive price pressures within the marketplace mitigated the increases in our clearance revenue.

      Other revenue increased 24.2% to $20.5 million for 2001, from $16.5 million for 2000. This increase was primarily due to the revenues earned by our ITTI and RPM Clearing Corporation subsidiaries, as well as an increase in our interest income due to the investment of additional funds. These gains were offset by losses incurred by our investments in a hedge fund, joint trading books as well as other non-marketable investments.

EXPENSES

      Total expenses before managing directors' compensation, limited partners' interest in earnings of subsidiary and provision for income taxes increased 50.1% to $267.4 million for 2001 from $178.2 million in 2000.

      Employee compensation and related benefits increased 24.8% to $110.8 million for 2001, from $88.8 million for 2000. This increase was due to the RPM, Bocklet and other 2001 acquisitions , which increased our average headcount for the year by approximately 226 individuals. As a percentage of total revenues, employee compensation increased to 26.1% of total revenues for 2001, from 25.7% of total revenues for 2000.

      Interest expense increased 24.1% to $52.0 million for 2001, from $41.9 million for 2000. This increase was primarily due to the assumption of approximately $17.4 million and $9.0 million of promissory notes and secured demand notes, respectively, in connection with the RPM acquisition. As of December 31, 2001, approximately $14.1 million of the promissory notes were outstanding as the result of scheduled repayments throughout the year. The issuance of $16.4 million of subordinated indebtedness in connection with the Bocklet acquisition also contributed to the increase. In addition, the increase was due to a full year of interest expense on $250.0 million of indebtedness, incurred in connection with the Henderson Brothers and Webco acquisitions. As a percentage of total revenues, interest expense increased to 12.3% of total revenues for 2001, from 12.2% of total revenues for 2000.

      Depreciation and amortization of intangibles expense increased 113.5% to $39.5 million for 2001, from $18.5 million for 2000. Amortization of intangibles increased as a result of the $434.7 million of intangible assets recorded as a result of our acquisition of RPM. As a percentage of total revenues, depreciation and amortization of intangibles expense increased to 9.3% of total revenues for 2001, from 5.4% of total revenues for 2000.

      Exchange, clearing and brokerage fees expense increased 339.2% to $22.4 million for 2001, from $5.1 million for 2000. This increase was primarily due to a new NYSE allocation fee, requiring specialist firms to share the cost of newly allocated listings on the NYSE, an increase in NYSE regulatory fees based on exchange seat use, an increase in exchange and brokerage fees related to our expanded execution and clearing business and an increase in trading volumes as a result of the RPM, Bocklet and other 2001 acquisitions. As a percentage of total revenues, exchange, clearing and brokerage fees expense increased to 5.3% of total revenues for 2001, from 1.5% of total revenues for 2000.

      Lease of exchange memberships expense increased 88.1% to $20.5 million for 2001, from $10.9 million for 2000. This increase was due to the increase in the number of our NYSE leased memberships from 50 to 80, and to an increase in the average annual leasing cost of a membership from approximately $276,000 to $312,000. In addition, we also leased eight AMEX seats during 2001 as a result of the Cranmer acquisition. As a percentage of total revenues lease of exchange memberships expense increased to 4.8% of total revenues for 2001, from 3.2% of total revenues for 2000.

      Legal and professional fees increased 163.2% to $5.0 million for 2001, from $1.9 million for 2000. This increase was primarily the result of professional fees incurred by our acquired subsidiaries ITTI and RPM Clearing Corporation, as well as an increase in legal, accounting and other professional fees in our existing businesses.

      Communications expense increased 220.0% to $4.8 million for 2001, from $1.5 million for 2000. This increase was primarily the result of additional telephone, data retrieval and informational services utilized due to the growth of our business.

      Occupancy expense increased 200.0% to $3.9 million for 2001, from $1.3 million for 2000. This increase was primarily the result of additional leased office space acquired in connection with the RPM acquisition as well as the general expansion of our business.

      Other expenses increased 2.4% to $8.5 million for 2001, from $8.3 million for 2000. This increase was primarily due to an increase in advertising and promotional costs, and increased charitable contributions.

INCOME BEFORE MANAGING DIRECTORS' COMPENSATION, LIMITED PARTNERS' EARNINGS IN INTEREST OF SUBSIDIARY AND PROVISION FOR INCOME TAXES

      Income before managing directors' compensation, limited partners' interest in earnings of subsidiary and before provision for income taxes decreased 5.9% to $156.7 million for 2001, from $166.6 million for the same period in 2000. This decrease was primarily due to an increase in employee compensation and related benefits expense, depreciation and amortization of intangibles, exchange, clearing and brokerage fees and other expenses as a result of our acquisitions in 2001, which was offset by an increase in revenues as a result of those acquisitions.

INCOME TAXES

      Provision for income taxes increased 0.5 % to $85.1 million for 2001, from $84.7 million for 2000, due to an increase in nondeductible amortization of intangibles -- despite a decrease in income before provision for income taxes.

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

LIQUIDITY

      As of December 31, 2001, we had $2,000.8 million in assets, of which $189.5 million consisted of cash and short-term investments primarily in government obligations and commercial paper maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. As of December 31, 2000, we had $1,004.1 million in assets, of which $287.6 million consisted of cash and short-term investments primarily in commercial paper maturing within three months and overnight repurchase agreements.

      In January 2001, LaBranche & Co. LLC extended our $200.0 million line-of-credit with a U.S. commercial bank until February 1, 2002 and extended it again in February 2002 until February 27, 2003. Amounts outstanding under the U.S. commercial bank credit facility would be secured by our inventory of specialist stocks and bear interest at the U.S. commercial bank's broker loan rate. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain customary covenants.

      As of December 31, 2001 and 2000, the subordinated indebtedness of LaBranche & Co. LLC aggregated $66.0 million and $41.9 million (excluding subordinated liabilities related to contributed exchange memberships), respectively. The $66.0 million of outstanding subordinated indebtedness of LaBranche & Co LLC on December 31, 2001 consisted of the following:

      o     $35.0 million in senior subordinated notes,

            o $20.0 of which were privately placed pursuant to note purchase agreements, mature on September 15, 2002 and bear interest at an annual rate of 8.17%, payable on a quarterly basis; and

            o $15.0 million of which were privately placed pursuant to note purchase agreements, mature on June 3, 2008 and bear interest at an annual rate of 7.69%, payable on a quarterly basis.

      o     $31.0 million in junior subordinated notes,

            o $8.0 million of which were issued to former limited partners, family members of former employees and former equity owners of Bocklet and their respective family members. These notes mature on varying dates between the second half of 2002 and the first half of 2003 and bear interest at annual rates between 8.0% and 10.0%, payable on a quarterly basis;

            o $9.0 million in secured demand note obligations which were assumed by LaBranche & Co. LLC in connection with our acquisition of RPM, $1.0 million matures in April 2003 and $8.0 million matures in June 2003 and bear interest at adjusting variable rates, payable monthly; and

            o $14.0 million in secured demand note obligations to two former members of Bocklet, which were incurred in connection with our acquisition of

                  Bocklet, bear interest at an annual rate of 10% and mature in October 2002.

      The junior subordinated notes have automatic rollover provisions , which extend the maturities for an additional year, unless the lender provides at least seven months' advance notice prior to maturity. LaBranche & Co. LLC is also entitled to prepay the junior subordinated notes and the secured demand note obligations without penalty under the terms of the agreements relating thereto.

      As of December 31, 2001, we had an aggregate of $14.1 million ofindebtedness outstanding, which we had assumed in connection with the RPM acquisition and which consisted of:

      o $3.0 million in subordinated notes issued to family members of former employees of RPM maturing between the first half of 2002 and the first half of 2006 and bearing interest at an annual rate of between 9.0% and 12.5%, payable on a quarterly basis;
      o a $295,000 promissory note which has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity, and which bears interest at an annual rate of 9.0% payable on a quarterly basis;
      o $8.5 million in promissory notes issued to former RPM employees and their family members. These notes are payable in equal annual installments on the anniversaries of issuance, mature between the second half of 2002 and the first half of 2005, and bear interest at annual rates ranging from 8.0% to 12.0%, payable on a quarterly basis; and
      o $2.3 million in notes representing deferred compensation owed to former RPM employees. These notes are payable in equal annual installments on the anniversaries of issuance, mature between the second half of 2002 and the second half of 2004 and bear interest at annual rates ranging from 9.5% to 10.0%payable on a quarterly basis.

      In connection with our acquisition of RPM, we issued 100,000 shares of our nonconvertible Series A preferred stock to the former stockholders of RPM. Each outstanding share of our Series A preferred stock entitles the holder to cumulative preferred cash dividends at an annual rate of 8% of the liquidation preference per share until the fourth anniversary of the closing of the merger, 10% until the fifth anniversary of the closing, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter), with the first payment made on July 1, 2001. Dividends on the issued and outstanding shares of Series A preferred stock are preferred and cumulative and accrue daily from the date on which they were originally issued. On January 18, 2002, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stockfor $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 15, 2002, the offer expired, and on February 19, 2002 we purchased all the approximately 28,164 shares that had been tendered for a purchase price of approximately $28.5 million including accrued but unpaid dividends. As of February 28, 2002, 71,836 shares of our Series A preferred stock were outstanding.

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

      The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to our Excess Cash Flow at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his or her pro rata share based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. Excess Cash Flow is defined for this purpose as 40% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. On April 12, 2001, we offered to purchase approximately $9.9 million aggregate principal amount of our Senior Subordinated Notes based on our Excess Cash Flow for the year ending December 31, 2000. This offer expired on May 22, 2001 without the tender of any Senior Subordinated Notes. For the year ending December 31, 2001, we did not have Excess Cash Flow, as defined for this purpose.

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

      At December 31, 2001, LaBranche & Co. LLC had net capital of $484.2 million, which was $481.4 million in excess of its required net capital of $2.9 million. At December 31, 2000, LaBranche & Co. LLC had net capital of $293.4 million, which was $290.3 million in excess of its required net capital of $3.1 million.

      The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Under changes to Rule 104, effective October 30, 2000, specialist units that exceed five percent in any of the NYSE's four concentration measures must maintain minimum net liquid assets based upon the securities for which they act as the specialist. The requirements state that the net liquid assets must be equivalent to $4.0 million for each stock in the Dow Jones Industrial Average, $2.0 million for each stock in the S&P 100 Stock Price Index, excluding stocks included in the previous classification, $1.0 million for each stock in the S&P 500 Stock Price Index, excluding stock included in the previous classifications, $500,000 for each common stock, excluding bond funds and stocks included in the previous classifications, and $100,000 for each stock not included in any of the above classifications. In addition, the NYSE requires any new specialist entities that result from a merger, acquisition, consolidation or other combination of specialist entities to maintain net liquid assets equivalent to the greater of either: (1) the aggregate net liquid assets of the specialist entities prior to their combination or (2) the new capital requirements prescribed under Rule 104. Net liquid assets for a specialist who also engages in transactions other than specialist activities is based upon its excess net capital as determined in accordance with SEC Rule 15c3-1. Currently, LaBranche & Co. LLC's net liquid asset requirement is $446.0 million. As of December 31, 2001, LaBranche & Co. LLC's actual net liquid assets were approximately $491.5 million. As of December 31, 2000, LaBranche & Co. LLC's NYSE minimum required dollar amount of net liquid assets was $284.3 million compared to actual net liquid assets of approximately $305.0 million.

      Failure to maintain the required net capital and net liquid assets may subject us to suspension or revocation of SEC registration or suspension or expulsion by the NYSE.

      Additionally, as registered broker-dealers and member firms of the NYSE, our former Henderson Brothers and RPM Clearing Corporation subsidiaries were subject to SEC Rule 15c3-1 as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital shall be equal to the greater of $250,000 or 2% of aggregate debit items as defined. As of December 31, 2001, the combined net capital of these subsidiaries as defined under SEC Rule 15c3-1 was $20.5 million which exceeded minimum requirements by $19.7 million.

      As clearing broker-dealers, our former Henderson Brothers subsidiary and our RPM Clearing Corporation subsidiary elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB Calculation"), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by these subsidiaries as allowable assets in the correspondents' net capital calculation. At December 31, 2001, the combined reserve requirement of these subsidiaries was approximately $23.3 million. Additionally, these subsidiaries have combined cash and securities on deposit in a special reserve bank account of $24.8 million as of January 3, 2002, to comply with the December 31, 2001 requirement.

      We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our working capital, regulatory capital and capital expenditure requirements through the end of 2002.

      As of December 31, 2001, the scheduled maturities of our obligations, assuming any available roll-over provisions were inapplicable, were (000's omitted):

                              TOTAL      <1 YEAR    1-3 YEARS    4-5 YEARS  >5 YEARS
                              -----      -------    ---------    ---------  --------
Long-Term Debt**             369,061       8,940     108,515       1,606     250,000
Subordinated Liabilities      66,035      39,050      11,985          --      15,000

      ** Amounts represent aggregate amount to be paid at maturity and do not include discounts of approximately $3.6 million as of December 31, 2001. Amounts also include $2.3 million of notes payable related to accrued compensation.

CASH FLOWS

      Our cash flows are primarily related to the operating activities undertaken in connection with our specialist trading activities, as well as our financing activities related to the expansion of our business.

      At December 31, 2001, our cash and cash equivalents was $52.0 million, representing a decrease of $97.9 million during 2001. This decrease resulted from $121.5 million used for our operating activities, offset by $16.1 million provided by our investing activities, including the acquisitions we made during 2001 in which we issued shares of our common stock. Cash of $7.5 million was also provided by financing activities, primarily from the exercise of stock options by our employees.

      At December 31, 2000, our cash and cash equivalents was $149.9 million, representing an increase of $66.1 million during 2000. This increase resulted from $22.7 million provided by our operating activities and $202.6 was used for investing activities, mainly to make acquisitions. Cash of $246.0 million was provided by financing activities, as a result of the issuance of our Senior Subordinated Notes.

      As of December 31, 1999, our cash and cash equivalents was $83.8 million, representing an increase of $79.1 million. During 1999, operating activities provided cash of $14.5 million. Investing activities used cash of $145.4 million primarily for the redemption of former limited partners interests upon our reorganization. Cash of $239.0 million was provided by financing activities, which came from the proceeds of our initial public offering and proceeds from the issuance of long-term debt.

CERTAIN RISK FACTORS

      In light of the economic downturn over the past two years and the terrorist attacks on the United States in September 2001, we believe that the following risk factors could have a significant impact on our business, operating results, financial condition, and cash flows. If any of these events actually occurs, our business, financial condition, operating results and/or cash flows could be harmed.

OUR REVENUES MAY DECREASE DUE TO CHANGES AFFECTING THE ECONOMY, SUCH AS INCREASES IN INTEREST RATES OR INFLATION, OR CHANGES AFFECTING THE SECURITIES MARKETS, SUCH AS DECREASED VOLUME OR LIQUIDITY.

      An adverse change affecting the economy or the securities markets could result in a decline in market volume or liquidity. This would result in lower revenues from our specialist and other activities. Historically, increases in our revenues have resulted primarily from significant increases in the volume of trading on the NYSE and favorable conditions in the securities markets. More recently, however, the economy has begun to slow and financial markets have become less prosperous in comparison to the past several years. If this causes a decline in market volume, or if market liquidity becomes compromised, our revenues could decline and our results of operations could be adversely affected.

OUR RESULTS MAY FLUCTUATE SIGNIFICANTLY.

      Our revenues may fluctuate significantly based on factors relating to the securities markets. These factors include:

      o     a decrease in trading volume on the NYSE and the AMEX;

      o     volatility in the equity securities markets; and

      o     changes in the value of our securities positions.

      Many elements of our cost structure do not decline if we experience reductions in our revenues. As a result, if market conditions cause our revenues to decline, we may be unable to adjust our cost structure on a timely basis and we could suffer losses. Long-term downturns in the economy or the equity markets in general could cause trading volumes and revenues to declines and cause our operating results to suffer.

SUSTAINED DECLINES IN PRICE LEVELS OF SECURITIES COULD CAUSE US TO INCUR LOSSES.

      Adverse changes in the economy and the securities markets, such as have occurred in 2000 and 2001, could lead to lower price levels of securities. Sustained declines in these price levels may result in:

      o losses from declines in the market value of securities held in our accounts;

      o the failure of buyers and sellers of securities to fulfill their settlement obligations; and

      o     increases in claims and litigation.

RECENT TERRORIST ATTACKS HAVE CONTRIBUTED TO ECONOMIC INSTABILITY IN THE UNITED STATES; CONTINUED TERRORIST ATTACKS, WAR OR OTHER CIVIL DISTURBANCES COULD LEAD TO FURTHER ECONOMIC INSTABILITY AND DEPRESS OUR STOCK PRICE.

      On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope, with the attacks in New York City particularly affecting our operations. These attacks may cause long-term instability in the global financial markets. This instability has resulted in a slowdown in the employment sector as companies assess the impact of the attacks on their operations and on their employment needs. The United States is also currently conducting military operations in response to the terrorist attacks. These attacks and the United States military campaign may lead to substantial armed hostilities or to further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute further to economic instability in the United States and could have a material adverse effect on our business, financial condition and operating results.

      In addition, our offices are located in close proximity to the terrorist attacks on the World Trade Center on September 11, 2001. The aftermath of the attacks on the World Trade Center and the resulting air-quality issues in our building required us to close our operations and temporarily relocate our offices. The NYSE also was forced to stop operating for four consecutive trading days, which caused our operations to halt and could have compromised the liquidity of that market during closure. If additional terrorist attacks occur in close proximity to our offices, or upon our office buildings, the NYSE or the AMEX, we could be forced to relocate for a longer period of time, or permanently. Furthermore, additional terrorist attack in New York City, or on our buildings, the NYSE or the AMEX, or additional armed hostilities within the United States, could cause significant delays or stoppages in our business activities, which would significantly harm our revenues and profits.

OUR INFORMATION OR COMMUNICATION SYSTEMS MAY FAIL AND INTERRUPT OUR BUSINESS.

      Any information or communication systems failure or decrease in information or communications systems performance that causes interruptions in our operations could have an adverse effect on our business, financial condition and/or operating results. Our systems may fail as a result of:

      o     hardware or software failure; or

      o     power or telecommunications failure.

            The September 11, 2001 terrorist attacks, particularly the attacks on the World Trade Center, caused a temporary lapse in our information and communications systems. It is possible that additional terrorist attacks may occur in the future without warning and that such attacks could compromise or disable our systems. Although we have established a back-up disaster recovery center in New Jersey, it may not be effective in preventing an interruption of our business. It is also possible that any future terrorist activities or an act of war in retaliation against the current United States military campaign could harm our operations and/or disaster recovery center, which could significantly harm our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      A majority of our specialist related revenues are derived from trading by us as principal. Additionally, a high concentration of our specialist trading revenue is generated from our ten most profitable specialist stocks. However, on the percentage of our specialist trading revenue generated from our ten most profitable specialist stocks has decreased from 44.2% to 38.7% to 28.2% of principal trading revenue for the years ended December 31, 1999, 2000 and 2001, respectively. We are not overly reliant on a particular group of specialist stocks, as the composition of our ten most profitable specialist stocks changes from year to year. We also operate a proprietary trading desk separately from our NYSE and AMEX specialist operations, which generated .3% of our total revenues for the year ended December 31, 2001 and 0.5% of our total revenues for the year ended December 31, 2000. We may incur trading losses as a result of these trading activities. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities could result in a reduction of our revenues and operating profits.

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

      Henderson Brothers and RPM Clearing Corporation, which were merged into and now exist as LFSI, have clearance activities that involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFSI to off-balance sheet risk in the event customers or other brokers are unable to fulfill their contractual obligations and LFSI has to purchase or sell securities at a loss. For margin transactions, LFSI may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

      LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

      The information set forth under the caption "Directors and Executive Officers" in our definitive proxy statement to be used in connection with our 2002 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The information set forth under the caption "Executive Compensation" in our definitive proxy statement to be used in connection with our 2002 Annual Meeting of Stockholders is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information set forth under the caption "Beneficial Ownership of Common Stock by Certain Stockholders and Management" in our definitive proxy statement to be used in connection with our 2002 Annual Meeting of Stockholders is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement to be used in connection with our 2002 Annual Meeting of Stockholders is incorporated by reference.

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

-----------

* Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.
** Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999. ***
*** Incorporated by reference to our Current Report on Form 8-K, filed February 8, 2000.
**** Incorporated by reference to our Current Report on Form 8-K, filed March 17, 2000.
***** Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.

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

March 15, 2002             LABRANCHE & CO INC.


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

               SIGNATURE                                    TITLE                              DATE
               ---------                                    -----                              ----
/S/ George M.l. Labranche, IV            Chairman, Chief Executive Officer and         March 15, 2002
----------------------------             President (Principal Executive Officer)
George M.L. LaBranche, IV

/s/ S. Lawrence Prendergast              Executive Vice President, Finance and         March 15, 2002
----------------------------             Director
S. Lawrence Prendergast

/s/ Harvey S. Traison                    Senior Vice President, Chief Financial        March 15, 2002
----------------------------             Officer and Director (Principal Financial
Harvey S. Traison                        Officer)

/s/ Thomas E. Dooley                     Director                                      March 15, 2002
----------------------------
Thomas E. Dooley

/s/ E. Margie Filter                     Director                                      March 15, 2002
-----------------------------
E. Margie Filter

/s/ James G. Gallagher                   Director                                      March 15, 2002
-----------------------------
James G. Gallagher

/s/ David A. George                      Director                                      March 15, 2002
-----------------------------
David A. George

/s/ Alfred O. Hayward, Jr.               Director                                      March 15, 2002
-----------------------------
Alfred O. Hayward, Jr.

/s/ Robert M. Murphy                     Director                                      March 15, 2002
-------------------------------
Robert M. Murphy

/s/ George E. Robb, Jr.                  Director                                      March 15, 2002
-------------------------------
George E. Robb, Jr.

/s/ Todd A. Graber                       Controller (Principal Accounting              March 15, 2002
-------------------------------          Officer
Todd A. Graber


                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
LaBRANCHE & CO INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS

     Report of Independent Public Accountants ..........................    F-2

     Consolidated Statements of Financial Condition as of
     December 31, 2001 and 2000 ........................................    F-3

     Consolidated Statements of Operations for the Years Ended
     December 31, 2001, 2000 and 1999 ..................................    F-4

     Consolidated Statements of Changes in Stockholders'
     Equity/Members' Capital for the Years Ended December 31, 2001,
     2000 and 1999 .....................................................    F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999 ..................................    F-6

     Notes to Consolidated Financial Statements ........................    F-7

LaBRANCHE & CO INC. (PARENT COMPANY ONLY) CONDENSED FINANCIAL STATEMENTS

     Condensed Statements of Financial Condition as of
     December 31, 2001 and 2000 ........................................   F-26

     Condensed Statements of Operations for the Years Ended
     December 31, 2001, 2000 and 1999 ..................................   F-27

     Condensed Statements of Changes in Stockholders'
     Equity/Members' Capital for the Years Ended December 31, 2001, 2000
     and 1999 ..........................................................   F-28

     Condensed Statements of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999 ..................................   F-29

     Note to Condensed Financial Statements ............................   F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of LaBranche & Co Inc.:

We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity/members' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LaBranche & Co Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The parent company only condensed financial statements appearing on pages F-29 through F-34 are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. Such statements have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP
New York, New York
January 17, 2002

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                                                                 DECEMBER 31,
                                                                                                                 ------------
                                                                                                             2001           2000
                                                                                                             ----           ----
                                                ASSETS
CASH AND CASH EQUIVALENTS .............................................................................  $    52,043    $   149,922
CASH AND SECURITIES SEGREGATED UNDER FEDERAL REGULATIONS ..............................................       78,368          3,610
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL .......................................................       59,113        134,111
RECEIVABLE FROM BROKERS, DEALERS AND CLEARING ORGANIZATIONS ...........................................      177,506         63,468
RECEIVABLE FROM CUSTOMERS .............................................................................       11,005            912
SECURITIES OWNED, at market value:
  Corporate equities ..................................................................................      156,088        132,389
  United States Government obligations ................................................................      328,048             --
  Options .............................................................................................       68,449          8,664
  Other ...............................................................................................        1,025          5,452
COMMISSIONS RECEIVABLE ................................................................................        4,971          4,007
EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value .............................................       26,760         24,000
EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $84,453 and $52,000, respectively) ...............       75,315         50,300
OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less accumulated depreciation and
  amortization of $5,485 and $2,622, respectively .....................................................        6,475          3,371
INTANGIBLE ASSETS, net of accumulated amortization:
  Specialist Stock List ...............................................................................      392,332        185,982
  Trade Name ..........................................................................................       25,011         25,676
  Goodwill ............................................................................................      469,963        191,235

OTHER ASSETS ..........................................................................................       68,365         21,023
                                                                                                         -----------    -----------
       Total assets ...................................................................................  $ 2,000,837    $ 1,004,122
                                                                                                         ===========    ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
  Payable to brokers and dealers ......................................................................  $    62,879    $     4,068
  Payable to customers ................................................................................       63,238          4,051
  Securities sold, but not yet purchased, at market value .............................................      190,177         60,726
  Accrued compensation ................................................................................       54,113         29,240
  Accounts payable and other accrued expenses .........................................................       65,813         28,319
  Income taxes payable ................................................................................       14,753         10,329
  Deferred tax liabilities ............................................................................      165,541         74,660
                                                                                                         -----------    -----------

                                                                                                             616,514        211,393
                                                                                                         -----------    -----------
LONG TERM DEBT ........................................................................................      363,170        355,893
                                                                                                         -----------    -----------

SUBORDINATED LIABILITIES:
  Exchange memberships, at market value ...............................................................       26,760         24,000
  Other subordinated indebtedness .....................................................................       66,035         41,935
                                                                                                         -----------    -----------

                                                                                                              92,795         65,935
                                                                                                         -----------    -----------
PREFERRED STOCK, liquidation value of $1,000 per share; 10,000,000 shares authorized; 100,000 and
     0 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively .........       94,531             --
COMMON STOCK, $.01 par value, 200,000,000 shares authorized; 58,733,955 and 49,069,521 shares issued
     and outstanding at December 31, 2001 and December 31, 2000, respectively .........................          587            491
ADDITIONAL PAID-IN CAPITAL ............................................................................      671,422        273,347
RETAINED EARNINGS .....................................................................................      168,780        104,665
UNEARNED COMPENSATION .................................................................................       (6,962)        (7,602)
                                                                                                         -----------    -----------
                                                                                                             928,358        370,901
                                                                                                         -----------    -----------
       Total liabilities and stockholders' equity .....................................................  $ 2,000,837    $ 1,004,122
                                                                                                         ===========    ===========

  The accompanying notes are an integral part of these consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (000'S OMITTED, EXCEPT PER SHARE DATA)

                                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                                      --------------------------------
                                                                                         2001       2000       1999
                                                                                         ----       ----       ----
REVENUES:
    Net gain on principal transactions .............................................   $340,795   $282,948   $150,971
    Commissions ....................................................................     62,866     45,381     37,222
    Other ..........................................................................     20,469     16,480     12,844
                                                                                       --------   --------   --------
        Total revenues .............................................................    424,130    344,809    201,037
                                                                                       --------   --------   --------
EXPENSES:
    Employee compensation and related benefits .....................................    110,832     88,759     34,268
    Interest .......................................................................     52,049     41,893      8,286
    Depreciation and amortization of intangibles ...................................     39,450     18,476      5,144
    Exchange, clearing and brokerage fees ..........................................     22,367      5,148      3,601
    Lease of exchange memberships ..................................................     20,536     10,933      8,416
    Legal and professional fees ....................................................      4,959      1,868      1,622
    Communications .................................................................      4,795      1,500      1,193
    Occupancy ......................................................................      3,932      1,310        998
    Other ..........................................................................      8,499      8,345      3,041
                                                                                       --------   --------   --------
  Total expenses before managing directors' compensation, limited partners' interest
  in earnings of subsidiary and provision for income taxes .........................    267,419    178,232     66,569
                                                                                       --------   --------   --------
Income before managing directors' compensation, limited partners' interest in
 earnings of subsidiary and provision for income taxes .............................    156,711    166,577    134,468
MANAGING DIRECTORS' COMPENSATION ...................................................         --         --     56,191
                                                                                       --------   --------   --------
Income before limited partners' interest in earnings of subsidiary and provision for
 income taxes ......................................................................    156,711    166,577     78,277
LIMITED PARTNERS' INTEREST IN EARNINGS OF SUBSIDIARY ...............................         --         --     25,344
                                                                                       --------   --------   --------
Income before provision for income taxes ...........................................    156,711    166,577     52,933
PROVISION FOR INCOME TAXES .........................................................     85,124     84,654     23,899
                                                                                       --------   --------   --------
Net income .........................................................................   $ 71,587   $ 81,923   $ 29,034
                                                                                       ========   ========   ========

Weighted-average shares outstanding:
               Basic ...............................................................     55,691     48,167     40,443
               Diluted .............................................................     56,948     48,581     40,443
Earnings per share:
               Basic ...............................................................      $1.15      $1.70      $0.72
               Diluted .............................................................      $1.13      $1.69      $0.72

  The accompanying notes are an integral part of these consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                             EQUITY/MEMBERS' CAPITAL
                                 (000'S OMITTED)

                                               Common Stock                                        Unearned
                                               ------------                Additional   Retained    Compen-     Members'
                                              Shares    Amount  Preferred   Paid-in     Earnings    sation      Capital      Total
                                              ------    ------  ---------   --------    --------   --------     -------      -----
                                                                  Stock      Capital
                                                                  -----      -------
BALANCE, December 31, 1998                        --   $   --  $     --   $        --   $     --   $     --   $   77,093  $  77,093

Net income through August 23, 1999                --       --        --            --         --         --        6,292      6,292

Contributions to capital                          --       --        --            --         --         --       18,096     18,096

Distributions of capital                          --       --        --            --         --         --       (8,095)    (8,095)

BALANCE, pre-organization                         --       --        --            --         --         --       93,386     93,386

Exchange of membership interests for shares
  of common stock                             35,375      354        --        93,032         --         --      (93,386)        --
Initial public offering of common stock       10,500      105        --       134,689         --         --           --    134,794

BALANCE, post-reorganization and initial
  public offering                             45,875      459        --       227,721         --         --           --    228,180
Net income (August 24, 1999 through
  December 31, 1999)                              --       --        --            --     22,742         --           --     22,742
Compensation related to restricted stock
  units granted                                   --       --        --         1,050         --         --           --      1,050
BALANCE, December 31, 1999                    45,875      459        --       228,771     22,742         --           --    251,972

Net income                                        --       --        --            --     81,923         --           --     81,923

Issuance of shares to Webco                    2,800       28        --        32,284         --         --           --     32,312

Issuance of restricted stocks, shares for
option exercises and related compensation        395        4        --        12,292         --     (7,602)          --      4,694
BALANCE, December 31, 2000                    49,070      491        --       273,347    104,665     (7,602)          --    370,901

Net income                                        --       --        --            --     71,587         --           --     71,587

Grant of stock options to former RPM option
Holders                                           --       --        --        89,623         --         --          --      89,623
Issuance of stock for option exercises by
former RPM option holders                      1,255       13        --         9,411         --         --          --       9,424
Issuance of stock to former RPM stockholders   6,924       69        --       260,463         --         --          --     260,532
Issuance of preferred stock for RPM
acquisition                                       --       --    93,426            --         --         --          --      93,426
Preferred stock discount accretion &
dividends                                         --       --     1,105            --     (7,472)        --          --      (6,367)
Issuance of stock related to other
acquisitions                                   1,254       12        --        29,993         --         --          --      30,005
Recognition of a tax benefit related to
employee option exercises                         --       --        --         2,496         --         --          --       2,496
Issuance of restricted stock, shares for
option exercises and related compensation        231        2        --         6,089         --        640          --       6,731
                                             -------   ------  ---------  -----------   --------   --------   ---------   ---------
BALANCE, December 31, 2001                    58,734   $  587  $ 94,531   $   671,422   $168,780   $ (6,962)  $      --   $ 928,358
                                             =======   ======  ========   ===========   ========   ========   =========   =========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED
                            CONSOLIDATED STATEMENTS.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)

                                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                                        --------------------------------
                                                                                        2001         2000         1999
                                                                                        ----         ----         ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................................................   $  71,587    $  81,923    $  29,034
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization of intangibles ...................................      39,450       18,476        5,144
  Amortization of debt issuance costs and bond discount ..........................       1,763        2,911          204
  Compensation expense related to stock-based compensation .......................       6,235        4,343        1,050
  Tax benefit related to exercise of stock options ...............................      18,681          112           --
  Deferred tax provision (benefit) ...............................................      (5,694)      (4,097)         335
 Changes in assets and liabilities-
  Cash and securities segregated under federal regulations .......................     (74,758)      (3,610)          --
  Securities purchased under agreements to resell ................................      74,998     (108,689)      (4,322)
  Receivable from brokers, dealers and clearing organizations ....................    (114,038)     (29,806)      21,146
  Receivable from customers ......................................................     (10,093)        (912)          --
  Corporate equities .............................................................     (23,699)      16,174      (33,569)
  United States government obligations ...........................................    (328,048)       1,471           (3)
  Options ........................................................................     (59,785)      (8,664)          --
  Other securities owned .........................................................       4,427       (2,937)      (1,155)
  Commissions receivable .........................................................        (964)        (172)        (826)
  Other assets ...................................................................     (47,341)     (13,065)      (4,932)
  Payable to brokers and dealers .................................................      58,811       (3,658)       3,834
  Payable to customers ...........................................................      59,187        4,051           --
  Securities sold, but not yet purchased .........................................     129,451       23,826      (30,996)
  Accrued compensation ...........................................................      24,873       17,224       (5,719)
  Accounts payable and other accrued expenses ....................................      49,276       22,797       (2,166)
  Income taxes payables ..........................................................       4,424        5,025        8,395
                                                                                     ---------    ---------    ---------
  Net cash (used in) provided by operating activities ............................    (121,257)      22,723      (14,546)
                                                                                     ---------    ---------    ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment for purchase of an exchange membership .................................      (2,000)          --           --
  Net cash received from (paid for) acquisitions .................................      29,050     (189,269)          --
  Repayment of subordinated debt and promissory note .............................      (7,700)     (10,573)      (5,000)
  Payments for purchases of office equipment and leasehold improvements ..........      (3,497)      (2,754)        (228)
  Payments to limited partners for redemption of interests upon reorganization ...          --           --     (140,186)
                                                                                     ---------    ---------    ---------
  Net cash provided by (used in) investing activities ............................      15,853     (202,596)    (145,414)
                                                                                     ---------    ---------    ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ........................................       9,892          328           --
  Payment of preferred dividends .................................................      (2,367)          --           --
  Net proceeds from initial public offering ......................................          --           --      134,794
  Net proceeds from long term debt ...............................................          --      245,693      103,242
  Payments to members upon reorganization ........................................          --           --       (9,025)
  Proceeds from contributions of capital .........................................          --           --       18,096
  Payments for distributions of capital ..........................................          --           --       (8,095)
                                                                                     ---------    ---------    ---------
  Net cash provided by financing activities ......................................       7,525      246,021      239,012
                                                                                     ---------    ---------    ---------
  (Decrease) increase in cash and cash equivalents ...............................     (97,879)      66,148       79,052
CASH AND CASH EQUIVALENTS, beginning of year .....................................     149,922       83,774        4,722
                                                                                     ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year ...........................................   $  52,043    $ 149,922    $  83,774
                                                                                     =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR
 Interest ........................................................................   $  46,722    $  29,609    $   4,557
 Income taxes ....................................................................      65,700       88,443       17,989

 SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES
     Acquisitions:
               Intangible assets .................................................   $ 534,938    $ 171,936    $      --
               Fair value of tangible assets acquired, other than cash ...........     229,665       33,863           --
               Deferred tax liabilities related to intangible assets .............      95,994       61,774           --
               Other Liabilities .................................................     185,359           --           --
               Common stock issuance .............................................     290,468       32,312           --
     Net increase in additional paid in capital related to stock based awards ....     108,259        4,692        1,050
     Issuance of restricted stock to employees ...................................       2,332        8,313           --
Exchange of membership interests for shares of common stock ......................          --           --       93,386
Issuance of subordinated debt and shares of common stock for redemption of limited
 partner interests upon reorganization ...........................................          --           --       23,821

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

      As of December 31, 2001, the Company's subsidiaries Henderson Brothers and ITTI merged with and into RPM Clearing Corporation, which changed its name to LaBranche Financial Services, Inc. ("LFSI"), effective January 1, 2002. The Company remains the sole shareholder of LFSI.

2.    INITIAL PUBLIC OFFERING AND DEBT ISSUANCE

      On August 24, 1999, the Company reorganized from partnership to corporate form, upon the members of LaB Investing Co. L.L.C. ("LaB Investing") exchanging their membership interests for common stock in the Holding Company, and completed its initial public offering. In that offering, the Company sold 10,500,000 shares of common stock and received net proceeds of $134.8 million. Concurrently with the offering, the Company issued $100.0 million aggregate principal amount of Senior Notes.

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

BASIS OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation.

INTANGIBLE ASSETS

      Intangible assets are comprised of the Company's specialist stock lists, trade name and goodwill from acquisitions and the limited partner buyout that occurred in concurrence with its reorganization to corporate form. The specialist stock lists and trade name are being amortized on a straight-line basis over 15 to 40 years and the goodwill is being amortized on a straight-line basis over 15 years. The allocations of purchase price and determinations of useful lives were based upon independent appraisals for all acquisitions through March 2001. In addition, the useful lives of the specialist stock lists were determined based upon analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based upon management analysis of revenues, consideration paid, common stock listings and other relevant data and ratios.

      The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life may warrant revision or that the remaining balance may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company would use an estimate of undiscounted net income over the remaining life in measuring whether the assets are recoverable.

EXCHANGE MEMBERSHIPS

      Exchange memberships owned by the Company are carried at cost.

      Certain members of the Company have contributed the use of 12 memberships on the NYSE and one membership on the AMEX to the Company. These memberships are subordinated to claims of general creditors and are carried at market value with a corresponding amount recorded in subordinated liabilities. Lease payments are paid by the Company to its managing directors and employees for the use of the exchange memberships at a rate that is commensurate with the rent paid to nonaffiliated parties for the use of their exchange memberships.

      The Company leases additional memberships on the NYSE and AMEX from nonaffiliated parties and makes lease payments to these parties at the prevailing market rates.

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

COLLATERALIZED FINANCING TRANSACTIONS

      Securities purchased and sold under agreements to resell and repurchase, as well as securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount plus accrued interest. It is the policy of the Company to obtain possession of collateral with market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate. The market value of securities received for securities purchased under agreements to resell at December 31, 2001 approximates 102% of cash paid. None of the securities received were subsequently repledged or resold.

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

MANAGING DIRECTORS' COMPENSATION

      Prior to the reorganization of the Company on August 24, 1999, the managing directors of LaBranche were the members of LaB Investing. LaBranche paid out substantially all of its earnings as compensation expense to its managing directors. Subsequent to August 24, 1999, the managing directors of the Company are compensated based on an annual salary as well as an incentive-based compensation pool, which is determined based upon a certain percentage of pre-tax income.

NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. The statement provides that intangible assets with indefinite useful lives will no longer be amortized, effective for fiscal years beginning after December 15, 2001 for intangible assets existing at June 30, 2001 or effective immediately for intangible assets acquired after June 30, 2001. Rather, these assets will be tested at least annually for impairment by applying a fair-value based test. In addition, intangible assets with finite useful lives continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. Accordingly, commencing January 2002, the Company will cease amortization of recorded goodwill and intangible assets with indefinite useful lives and the amortization expense for these intangible assets will no longer be included in the results of operations. The Company does not anticipate incurring any impairment charges upon implementation of SFAS No. 142. However, it is possible that in the future, after periodic testing, the Company may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in its financial statements. The Company expects the effect of adoption of SFAS No. 142 will materially increase its future results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.". SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe the implementation of SFAS No. 144 will have a material impact on the financial statements.

4.    RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

      The balances presented as receivables from and payables to brokers, dealers and clearing organizations consist of the following (000's omitted):

                                                              FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                                 2001      2000
                                                                 ----      ----
Receivable from brokers, dealers and clearing organizations:
  Pending trades, net option trading activity ..............   $ 49,195   $    --
  Securities borrowed ......................................    103,356    49,436
  Receivable from clearing organizations ...................      6,980     2,102
  Securities failed to deliver .............................     16,552     1,654
  Other receivables from brokers and dealers ...............      1,423    10,276
                                                               --------   -------

                                                               $177,506   $63,468
                                                               ========   =======

Payable to brokers and dealers:
  Pending trades, net equity trading activity ..............   $ 18,209   $    --
  Payable to noncustomers ..................................     23,346        --
  Securities failed to receive .............................     12,102     3,938
  Securities loaned ........................................      8,050        --
  Other payables to brokers and dealers ....................      1,172       130
                                                               --------   -------

                                                               $ 62,879   $ 4,068
                                                               ========   =======

      Securities borrowed transactions require the Company to deposit cash with the lender. As of December 31, 2001, the Company had borrowed securities related to securities sold, but not yet purchased, with a market value of $103.4 million.

      With respect to securities loaned, the Company receives collateral in the form of cash in an amount in excess of the market value of securities loaned. If the Company's counterparties to its securities loaned transactions have the right by contract or custom to sell or repledge the Company's pledged proprietary securities, then the Company will disclose these securities as "securities pledged to counterparties" on the accompanying consolidated statement of financial condition. As of December 31, 2001, there were no proprietary securities pledged related to the Company's securities loaned transactions included in securities pledged to counterparties, and securities loaned included customer securities of approximately $1.2 million.

      The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

5.    INCOME TAXES

      The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation, amortization periods of certain intangibles and differences between the financial and tax basis of assets acquired. The Company's effective tax rate differs from the federal statutory rate primarily due to the non-deductible amortization of intangible assets.

      The components of provision for income taxes reflected on the consolidated statements of operations are set forth below (000's omitted):

                                            For the Years Ended December 31,
                                         2001             2000            1999
                                         ----             ----            ----
Current Income Taxes:
    Federal                            $ 58,538         $ 61,123         $18,267
    State and Local                      32,280           27,628           5,297
                                       --------         --------         -------
Total Current                            90,818           88,751          23,564

Deferred Income Taxes:
    Federal                              (3,670)          (2,822)            260
    State and Local                      (2,024)          (1,275)             75
                                       --------         --------         -------
Total Deferred                           (5,694)          (4,097)            335
                                       --------         --------         -------

Total Income Tax Expense               $ 85,124         $ 84,654         $23,899
                                       ========         ========         =======

      The following table presents the components of deferred tax asset and liability balances (000's omitted):

                                               For the Years Ended December 31,
                                                    2001              2000
                                                  --------          -------

Deferred Tax Assets:
    Deferred compensation                         $ 16,521          $    --
    Other                                            1,565            3,081
                                                  --------          -------
Total Deferred Tax Assets                         $ 18,086          $ 3,081

Deferred Tax Liabilities:
    Acquisitions                                  $161,550          $72,472
    Other                                            3,991            2,188
                                                  --------          -------
Total Deferred Tax Liabilities                    $165,541          $74,660

      A reconciliation of the statutory U.S. Federal Income Tax Rate of 35% to the Company's effective income tax rate is set forth below:

                                              For the Years Ended December 31,
                                              2001          2000          1999
                                             ------        ------        ------

U.S. Federal Income tax rate                   35.0%         35.0%         35.0%
Increase(decrease) in taxes related to:
    State and local taxes                      11.4          11.6          14.4
    Nondeductible intangibles                   8.3           4.5           2.9
    Conversion to corporate form                 --            --          (7.6)
    Other                                      (0.4)         (0.3)          0.4
                                             ------        ------        ------
Effective tax rate                             54.3%         50.8%         45.1%
                                             ======        ======        ======

6.    CAPITAL AND NET LIQUID ASSET REQUIREMENTS

      LaBranche, as a specialist and member of the NYSE, is subject to SEC Rule 15c3-1 as adopted and administered by the NYSE and the SEC. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

      As of December 31, 2001 and 2000, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $484.2 million and $293.4 million, respectively, which exceeded minimum requirements by $481.4 million and $290.3 million, respectively. LaBranche's aggregate indebtedness to net capital ratio was .09 to 1 and .16 to 1, as of December 31, 2001 and 2000, respectively.

      Additionally, as registered broker-dealers and member firms of the NYSE, Henderson Brothers and RPM Clearing Corporation are also subject to SEC Rule 15c3-1 as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by this rule, the minimum required net capital shall be equal to the greater of $250,000 or 2% of aggregate debit items as defined. As of December 31, 2001, the combined net capital of these subsidiaries as defined under SEC Rule 15c3-1 was $20.5 million which exceeded minimum requirements by $19.7 million.

      As clearing broker-dealers, Henderson Brothers and RPM Clearing Corporation have elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB Calculation"), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by Henderson Brothers or RPM Clearing Corporation as allowable assets in the correspondents' net capital calculation. At December 31, 2001, the combined reserve requirement of these subsidiaries was approximately $23.3 million. Additionally, these subsidiaries have combined cash and securities on deposit in a Special Reserve Bank Account of $24.8 million as of January 3, 2002, to comply with their December 31, 2001 requirements.

      The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Effective October 30, 2000, with SEC approval, the NYSE changed Rule 104, its minimum net liquid asset requirements. Specialist units that exceed five percent in any of the NYSE's four concentration measures must maintain minimum net liquid assets based upon the securities for which they act as the specialist. The requirements state that the net liquid assets must be equivalent to $4.0 million for each stock in the Dow Jones Industrial Average, $2.0 million for each stock in the S&P 100 Stock Price Index, excluding stocks included in the previous classification, $1.0 million for each stock in the S&P 500 Stock Price Index, excluding stock included in the previous classifications, $500,000 for each common stock, excluding bond funds and stocks included in the previous classifications, and $100,000 for each stock not included in any of the above classifications. In addition, the NYSE requires any new specialist entities that result from a merger, acquisition, consolidation or other combination of specialist entities to maintain net liquid assets equivalent to the greater of either: (1) the aggregate net liquid assets of the specialist entities prior to their combination or (2) the new capital requirements prescribed under Rule 104. Net liquid assets for a specialist who also engages in transactions other than specialist activities is based upon its excess net capital as determined in accordance with SEC Rule 15c3-1.

      As of December 31, 2001 and 2000, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million and $284.3 million, respectively, compared to actual net liquid assets, as defined, of $491.5 million and $305.0 million, respectively.

7.    ACQUISITIONS

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

                                               ORIGINAL AMOUNT       LIFE
                                               ---------------       ----

 Specialist Stock List.....................   $    93.6 million   40 years
 Trade Name................................        26.6 million   40 years
 Goodwill..................................         7.2 million   15 years
                                              ---------

                                              $   127.4 million
                                              =========

      Effective March 2, 2000, the Holding Company acquired all the outstanding capital stock of Henderson Brothers Holdings, Inc., which in turn wholly owned Henderson Brothers, a specialist on the NYSE, for an aggregate purchase price of approximately $228.4 million. The acquisition was accounted for under the purchase method of accounting. The results of Henderson Brothers' operations have been included in the Company's consolidated financial statements since March 3, 2000. The excess of purchase price over fair value of net tangible assets of approximately $204.9 million was allocated to intangible assets with corresponding respective lives as follows:

                                               ORIGINAL AMOUNT       LIFE
                                               ---------------       ----
 Specialist Stock List...................     $    87.7 million   40 years
 Goodwill................................         117.2 million   15 years
                                              ---------

                                              $   204.9 million
                                              =========

      Effective March 9, 2000, the Holding Company acquired, through a merger, Webco Securities, Inc. ("Webco"), a specialist on the NYSE, for an aggregate purchase price of $11.0 million in cash, $3.0 million in senior promissory notes and 2.8 million shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting. The results of Webco's specialist operations have been included in the Company's consolidated financial statements since March 10, 2000. The excess of purchase price over fair value of net tangible assets of approximately $28.8 million was allocated to intangible assets with corresponding respective lives as follows:

                                               ORIGINAL AMOUNT       LIFE
                                               ---------------       ----
 Specialist Stock List.....................   $     9.8 million   36 years
 Goodwill..................................        19.0 million   15 years
                                              ---------

                                              $    28.8 million
                                              =========

      Effective December 21, 2000, LaBranche acquired an AMEX specialist unit from a joint venture of Midland Trading L.P., Pal-Bro Partners L.L.C. and Cohen Specialists L.L.C. The acquisition was accounted for under the purchase method of accounting. The results of the AMEX specialist unit operations have been included in the Company's consolidated financial statements since December 22, 2000. The excess of purchase price over fair value of net tangible assets of approximately $3.8 million was allocated to goodwill.

      Effective March 13, 2001, the Holding Company acquired all the outstanding capital stock of ITTI, a company that provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. Through December 31, 2001, ITTI was operated by the Company as a separate subsidiary. The excess of purchase price over fair value of net tangible assets of approximately $4.3 million was allocated to goodwill.

      Effective March 15, 2001, the Holding Company acquired, through a merger, ROBB PECK McCOOEY Financial Services, Inc. ("RPM") for an aggregate of approximately 6.9 million shares of the Company's common stock and shares of the Company's nonconvertible preferred stock having an aggregate face and liquidation value of approximately $100.0 million and a fair value of approximately $93.4 million. Each share of the Series A preferred stock entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% for the first four years, 10% for the fifth year and 10.8% thereafter, certain voting rights and preferred distributions upon liquidation. In addition, the Company assumed RPM's obligations under RPM's outstanding option agreements with its employees. Thus, each option to purchase RPM common stock was converted into a vested option to purchase 98.778 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting and the results of RPM's operations have been included in the Company's consolidated financial statements since March 16, 2001. The excess of purchase price over fair value of net tangible assets of approximately $452.5 million was allocated to intangible assets with corresponding respective lives as follows:

                                                Original
                                                 Amount            Life
                                                 ------            ----

 Specialist Stock List                       $ 180.0 million     40 years
 Goodwill                                      272.5 million     15 years
                                             -------

                                             $ 452.5 million
                                             =======

      The allocation of purchase price and determination of useful lives for the RPM acquisition was based upon an independent appraisal as of a preliminary date. The useful lives of the specialist stock lists were determined based upon analysis of historical turnover characteristics of the specialist stocks comprising these lists.

      Effective August 13, 2001, LaBranche acquired all the assets relating to the AMEX stocks and options specialist operations of Cranmer & Cranmer, Inc. ("Cranmer") for an aggregate of approximately $9.2 million, 100,000 shares of the Company's common stock and an amount equal to the equity capital of Cranmer, including the net value of Cranmer's open security positions on the closing date of the acquisition. The excess of purchase price over fair value of net tangible assets of approximately $14.0 million was allocated to specialist stock list and goodwill. The acquisition was accounted for under the purchase method of accounting. The results of the AMEX specialist operations formerly conducted by Cranmer have been included in the Company's consolidated financial statements since August 14, 2001.

      Effective September 20, 2001, LaBranche acquired the interests in the Freedom Specialist Inc. ("Freedom"), R. Adrian & Company, LLC ("Adrian") and LaBranche Joint Book (the "Joint

Book") which it did not previously own for an aggregate of approximately $13.6 million in cash, 54,750 shares of the Company's common stock and an amount equal to Freedom's and Adrian's respective shares of the equity capital of the Joint Book on the closing date of the acquisition. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over fair value of net tangible assets of approximately $15.0 million was allocated to specialist stock list and goodwill. The results of the operations formerly conducted by the Joint Book in which LaBranche previously did not own an interest have been included in the Company's consolidated financial statements since September 21, 2001.

      Effective October 18, 2001, LaBranche acquired Bocklet & Company, LLC ("Bocklet") for an aggregate of $20.0 million in cash, of which $5.0 million was paid upon the closing and the remaining amount will be paid in equal installments three, six and nine months from the closing date, and 1,100,000 shares of the Company's common stock. In addition, an amount equal to the equity capital of Bocklet on the closing date of the acquisition will be paid in equal installments three, six and nine months from the closing date. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over fair value of net tangible assets of approximately $53.4 million was allocated to specialist stock list and goodwill. The results of the operations formerly conducted by Bocklet have been included in the Company's financial statements since October 19, 2001.

8.    COMMITMENTS

      During January 2001, the LaBranche extended its $200 million committed line of credit with a U.S. commercial bank through February 1, 2002. In February 2002, LaBranche extended this line-of-credit to February 27, 2003. Any amounts outstanding under this credit facility would be secured by our inventory of specialist stocks and bear interest at the U.S. commercial bank's broker loan rate. To date, we have not utilized this facility.

      Minimum rental commitments under existing noncancellable leases for office space and equipment are as follows:

 YEAR ENDING DECEMBER 31,
 ------------------------
 2002....................................   $     3,185,653
 2003....................................         2,836,999
 2004....................................         2,437,880
 2005....................................         2,378,781
 2006....................................         1,598,683
 Thereafter..............................         1,335,244

      These leases contain escalation clauses providing for increased rentals based upon maintenance and tax increases.

9.    SUBORDINATED LIABILITIES

      LaBranche is a party to subordinated loan agreements under which it has indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at various annual rates. Five of the agreements representing $2,650,000 mature within the last six months of 2002 and six agreements representing $2,985,000 mature within the first six months of 2003. These agreements all have automatic rollover provisions, and each scheduled maturity date will be extended an additional year, unless the lender gives LaBranche seven months advance notice that the maturity date will not be extended. In addition, four subordinated loan agreements representing $2,400,000, which do not have automatic rollover provisions, mature within the last six months of 2002. Interest expense incurred for the years ended December 31, 2001, 2000 and 1999, on these agreements was approximately $0.6 million, $1.0 million and $1.1 million, respectively.

      LaBranche also issued seven subordinated notes representing aggregate indebtedness of $20,000,000 which mature on September 15, 2002, and bear interest at an annual rate of 8.17% payable on a quarterly basis. LaBranche also issued an additional five subordinated notes representing aggregate indebtedness of $15,000,000 which mature on June 3, 2008 and bear interest at an annual rate of 7.69% payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche. Interest expense incurred for the years ended December 31, 2001, 2000 and 1999, on these notes was approximately $2.8 million for each year. The agreements covering these subordinated notes require LaBranche to comply with certain covenants that, among other things, restrict the type of business in which LaBranche may engage, set certain net capital levels and prohibits restricted payments.

      In connection with the acquisition of RPM, LaBranche assumed secured demand note obligations in the amount of $1.0 million and $8.0 million with maturity dates of April 2003 and June 2003, respectively. Interest with respect to these obligations is payable monthly at adjusting variable rates. These agreements have automatic rollover provisions, and the scheduled maturity date of each such obligation will be extended an additional year, unless the lender gives LaBranche seven months advance notice that the maturity date will not be extended. In October 2001 LaBranche issued two additional secured demand note obligations for $3.0 million and $11.0 million with annual interest rates of 10%, which do not have an automatic rollover provision and mature within the last six months of 2002. Interest for these agreements is payable quarterly. During August 2001 LaBranche cancelled a subordinated secured demand note agreement representing $1,300,000 and paid any accrued interest. Interest expense incurred for the years ended December 31, 2001, 2000 and 1999, on the notes was approximately $1.0 million, $108,333 and $123,333 respectively.

      As of December 31, 2001, the Holding Company also had $3.3 million of subordinated debt which had been assumed in connection with the RPM acquisition.These notes are placed with family members of former employees of RPM. This debt has maturities ranging from the first half of 2002 through the first half of 2006, and bears interest at an annual rate between 9.0% and 12.5%, payable on a quarterly basis. One of these agreements, representing $295,000, has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity. Interest expense incurred on these obligations for the years ended December 31, 2001, 2000 and 1999 was approximately $314,000 , $0 and $0, respectively.

10.   EARNINGS PER SHARE

      Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares. For purposes of determining weighted-average shares outstanding for periods prior to the Company's reorganization from partnership to corporate form, the outstanding shares were determined based on the conversion ratio of members' capital to common stock issued to the members upon reorganization.

      The computations of basic and diluted EPS are set forth below, (000's omitted, except per share data):

                                            Years Ended December 31,
                                       2001           2000           1999
                                       ----           ----           ----
Net income                           $71,587        $81,923        $29,034
Less preferred dividends and
  accretion                            7,472             --             --
                                     -------        -------        -------
Numerator for basic and
  diluted earnings per common
  share - net income                 $64,115        $81,923        $29,034
Denominator for basic
  earnings per share -
  weighted-average number
  of common shares                    55,691         48,167         40,443
Dilutive Shares
    Stock options                        822            150             --
    Restricted stock                      50             14             --
    Restricted stock units               385            250             --
                                     -------        -------        -------
Denominator for diluted
  earnings per share -
  weighted-average number
  of common shares                    56,948         48,581         40,443
Basic earnings per share             $  1.15        $  1.70        $  0.72
Diluted earnings per share           $  1.13        $  1.69        $  0.72

      Under the treasury stock method of accounting, restricted stock units representing 368,740, 699,990 and 1,062,600 shares of common stock, restricted stock representing 222,579, 286,308 and 0 shares of common stock and options to purchase an aggregate of 2,010,865, 1,000,471 and 1,200,000 shares of common stock for the years ended December 31, 2001, 2000 and 1999, respectively, were not included in the calculation of diluted earnings per share due to their antidilutive effect.

11.   EMPLOYEE INCENTIVE PLANS

EQUITY INCENTIVE PLAN

      The Company has elected to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25 as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant.

      The Company sponsors an Equity Incentive Plan which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights.

      Upon inception, 4,687,500 shares of common stock were reserved for issuance under the Equity Incentive Plan. During July 2001, the board of directors approved an increase in the number of shares of the Company's common stock available for issuance under the Equity Incentive Plan by an additional 3,000,000 shares. The effectiveness of this increase is subject to the approval of the stockholders of the Company at the next annual or special meeting of stockholders. The maximum number of shares of common stock with respect to which options, restricted stock, restricted stock units or other equity-based awards may be granted under the Equity Incentive Plan during any calendar year to any employee may not exceed 500,000 shares, subject to adjustment upon certain corporate transactions.

      On August 18, 1999, restricted stock units with respect to 1,059,000 shares of common stock were granted to employees who were not managing directors with an issue cost of $0 to the employees and a fair market value of $14 per share. In October 1999 and March 2000, respectively, restricted stock units for an additional 3,600 and 2,055 shares of common stock were issued to two different employees with an issue cost of $0 to the employees and a fair market value of $9.50 and $13.69 per share, respectively. These restricted stock units, which are subject to continuing service with the Company and other restrictions, generally vest in three annual installments commencing on the third anniversary of the grant date. Compensation expense is being recognized over the five-year vesting period on a straight-line basis. During the years ended 2001 and 2000, 60,142 and 36,891 shares, respectively, were forfeited as a result of a failure to meet vesting requirements. In addition, 136,405 and 77,502 shares, respectively, vested as part of severance arrangements. For the years ended December 31, 2001, 2000 and 1999, respectively, the Company recorded compensation expense and a credit to additional paid-in capital of approximately $3.3 million, $3.6 million and $1.1 million, respectively, related to these restricted stock units.

      During August and September 2000, the Company issued to certain newly hired employees an aggregate of 200,000 and 100,000 shares of restricted stock, respectively, each with an issue cost of $.01 and a fair market value of $26.50 and $30.13 per share, respectively. These shares of restricted stock, which are subject to continuing service with the Company, vests in three annual installments on each anniversary of the grant date. Compensation expense is being recognized over the three year vesting period, with 25% already vested on the first anniversary of issuance, 35% vesting the second year and 40% vesting the third year. For the years ended December 31, 2001, 2000 and 1999 the Company recorded compensation expense of approximately $2.4 million, $711,000 and $0, respectively.

      On March 13, 2001 the Company issued to certain newly hired employees an aggregate of 60,000 shares of restricted stock with an issue cost of $.01 and a fair market value of $38.87 per share. These shares of restricted stock, which are subject to continuing service with the Company, generally will vest in three annual installments on each anniversary of the grant date, although a portion vests in equal increments quarterly for three years from the grant date. For the years ended December 31, 2001, 2000 and 1999 the Company recorded compensation expense of approximately $616,000, $0 and $0, respectively.

STOCK OPTIONS

      On August 18, 1999, options to purchase an aggregate of 1,200,000 shares of common stock were granted to executive officers of the Company at market value. Of these options, 766,667 options were exercisable as of December 31, 2001. During 2001 and 2000, options to purchase 66,667 and 33,333 shares, respectively, were forfeited due to a failure to meet vesting requirements. In addition, 33,333 and 16,667 shares, respectively were exercised at a price of $14. The options to purchase the remaining 283,333 shares, which are subject to continuing service with the Company and other restrictions, will become exercisable on the third anniversary of the date of grant. These options generally will expire ten years from the date of grant, unless sooner terminated or exercised. Pursuant to APB No. 25, no compensation expense was recognized since, on the date of grant, these options had no intrinsic value. As of December 31, 2001, the outstanding options had an exercise price of $14 and a remaining life of approximately eight years.

      On January 19, 2001, options to purchase an aggregate of 250,000 shares of common stock were granted to employees of the Company at market value. On March 12, 2001 options to purchase an aggregate of 12,500 shares of common stock were granted to an employee of the Company at market value. All of these options, which are subject to continuing service with the Company and other restrictions, will become exercisable in three equal annual installments commencing on the first anniversary of the date of grant. These options generally will expire ten years from the date of grant, unless sooner terminated or exercised. Pursuant to APB No. 25, no compensation expense was recognized since, on the date of grant, these options had no intrinsic value.

      As part of the acquisition of RPM, the Company assumed RPM's obligations under the outstanding option agreements with RPM's employees. Each option to purchase RPM common stock was replaced with a vested option to purchase 98.778 shares of the Company's common stock. In aggregate, options to acquire 2,775,662 shares of the Company's common stock were granted in connection with the RPM acquisition at prices from $2.78 to $13.67 per share. During 2001, 1,254,603 of these options were exercised at prices ranging from $2.78 to $13.67 per share. The tax benefit associated with the exercise of these options has been recorded as an adjustment to goodwill, resulting in a decrease of approximately $16.2 million.

      The estimated fair value of options granted during 1999 was $4.97 per option granted, during 2001 the weighted average fair value of options granted to employees was $23.65 per option. Fair value is estimated as of the grant date based on a Black Scholes option pricing model using the following assumptions:

                                         Options Granted in:

                                 March 2001    January 2001        1999
                                 ----------    ------------        ----
 Risk-free interest rate....           4.89%           4.89%       5.25%
 Expected life..............           7 yrs           7 yrs       7 yrs
 Volatility.................             66%             64%         40%
 Dividend yield.............              0%              0%          0%

      In accordance with SFAS No. 123, compensation expense was not recognized on the date of the grant of the options since these options had no intrinsic value or were issued as part of purchase accounting for the acquisition of RPM. If the Company were to recognize compensation expense under the fair-value based method of SFAS No. 123, its net income would have decreased by approximately $1.8 million and $852,000 for the years ended December 31, 2001 and 2000, respectively, resulting in pro forma net income and earnings per share as follows (000's omitted, except per share data):

                                               YEARS ENDED DECEMBER 31,
                                           2001          2000         1999
                                           ----          ----         ----
 Net income, as reported.............   $    71,587   $   81,923   $  29,034
 Pro forma net income................        69,743       81,071      28,191
 Diluted EPS, as reported............          1.13         1.69        0.72
 Pro forma EPS.......................          1.09         1.67        0.70

      The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential pro forma effect on net income in future periods.

ANNUAL INCENTIVE PLAN

      The Company also sponsors an Annual Incentive Plan. Managing directors and other employees designated by management are eligible to participate. Under this plan, a compensation pool of up to 30% of the Company's pre-tax income, or such lesser percentage determined by the compensation committee, is set aside for managing directors and other employees selected by the compensation committee to participate in this plan. In determining the compensation pool, the compensation expense relating to the grant of restricted stock units and the grant of restricted stock is deducted. Under the plan, no individual participant may receive more than 25% of the compensation pool for any fiscal year.

12.   LONG TERM DEBT

      Effective August 24, 1999, the Holding Company issued $100.0 million aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 9 1/2% annually and mature on August 15, 2004. The carrying value of the Senior Notes as of December 31, 2001 is $99.9 million. The discount on the bond is being amortized as an adjustment to interest expense over the life of the Senior Notes. Debt issuance costs incurred as a result of the Senior Note offering were approximately $2.7 million, which are also being amortized on a straight-line basis as an adjustment to interest expense over the life of the Senior Notes. Interest expense incurred for the years ended December 31, 2001, 2000 and 1999 was approximately $10.1 million, $10.1 million and $3.5 million, respectively. The indenture covering the Senior Notes includes certain covenants that, among other things, limits the Company's ability to borrow money, pay dividends or repurchase stock, make investments, engage in transactions with stockholders and affiliates, create liens on assets, and sell assets or engage in mergers and consolidations except in accordance with certain specified conditions.

      In addition, in connection with the reorganization of the Company from partnership to corporate form on August 24, 1999, the Holding Company issued a note in an aggregate principal amount of $16.0 million as partial payment for the acquisition of a limited partner interest. The note is payable in three annual installments, with $11.0 million of the aggregate principal amount already having been paid on the first and second anniversaries of issuance. The remaining $5.0 million principal amount is payable on the third anniversary of issuance. The note bears interest at the annual rate of 9 1/2%. Interest expense incurred for the years ended December 31, 2001, 2000 and 1999 was approximately $783,750, $1.3 million and $538,000, respectively.

      In connection with the acquisitions of Henderson Brothers and Webco, the Holding Company issued $250.0 million aggregate principal amount of Senior Subordinated Notes (the "Notes") that bear interest at a rate of 12.0% annually and mature on March 2, 2007. The carrying value of the Notes as of December 31, 2001 was $246.5 million. The discount on the Notes is being amortized as an adjustment to interest expense over the life of the Notes. Debt issuance costs incurred as a result of the Note offering were approximately $6.9 million, which are also being amortized as an adjustment to interest expense over the life of the Notes. Interest expense incurred for the years ended December 31, 2001, 2000 and 1999 was approximately $31.2 million, $25.8 million and $0, respectively. The indenture covering the Notes includes certain covenants that, among other things, limit the Company's ability to borrow money, pay dividends or repurchase stock, make investments, engage in transactions with stockholders and affiliates, create liens on assets, and sell assets or engage in mergers and consolidations except in accordance with certain specified conditions.

      The Notes also require the Company, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Notes a principal amount equal to the Excess Cash Flow of the Company for the preceding fiscal year at a price equal to 103% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered a pro rata share of the amount subject to redemption based upon his or her ownership percentage of the outstanding Notes. Excess Cash Flow is defined for this purpose as 40% of the amount by which the Company's consolidated EBITDA exceeds the sum of the Company's interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash payments related to acquisitions of NYSE specialists and any cash payments related to the Company's principal payments of certain other indebtedness. For the year ended December 31, 2001, there was no Excess Cash Flow, as defined for this purpose.

      As of December 31, 2001, the Holding Company also had seven promissory notes, representing approximately $8.5 million, placed with former RPM employees and their family members. These notes are payable in equal annual installments on the anniversaries of issuance, with maturity dates ranging from the second half of 2002 through the first half of 2005, and bear interest at annual rates ranging from 8.0% to 12.0%, payable on a quarterly basis. The remaining four notes, representing approximately $2.3 million, represent deferred compensation of former RPM employees. These notes are payable in equal annual installments on the anniversaries of issuance, with maturity dates ranging from the second half of 2002 through the second half of 2004, and bear interest at annual rates ranging from 9.5% to 10.0%. Interest expense incurred on these notes for the years ended December 31, 2001, 2000 and 1999 was approximately $1.0 million, $0 and $0, respectively.

13.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires companies to report the fair value of financial instruments for certain assets and liabilities. Substantially all of the Company's financial instruments are short-term in nature or carry market interest rates and, accordingly, approximate fair value.

      The fair value of the fixed rate debt, in millions, is as follows:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                             2001                  2000
                                     CARRYING      FAIR    CARRYING      FAIR
                                       VALUE       VALUE     VALUE      VALUE
                                       -----       -----     -----      -----
 Senior Debt....................    $    99.9    $  106.9  $   99.9   $  102.3
 Senior Subordinated Debt.......        246.5       287.3     246.0      276.8
 Fixed Rate Note................          5.0         5.2      10.0       10.0
 Other .........................         71.1        75.9      41.9       41.5

      The fair value of the Senior Notes and the Notes was determined based upon its market value as of December 31, 2001. The fair value of the fixed rate note was determined using current market rates to discount its cash flows.

14.   RETIREMENT PLAN

      The Company has a defined contribution retirement plan (the "Plan") that is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Prior to April 1, 2000, The Retirement Services Division of the Bank of New York acted as recordkeeper, while LaBranche acted as custodian and administrator. Effective April 1, 2000, the Plan was amended and restated and all assets were transferred to Fidelity Management Trust Company, which currently acts as custodian and trustee. The Fidelity Investment Institutional Operations Company acts as the recordkeeper of the Plan.

      All employees are eligible to participate in the Plan after they have completed twelve months of service and have been credited with 1,000 hours of service. Participants are entitled to contribute voluntarily in an amount equal to not less than 1% and not more than 15% of their annual compensation, to a maximum amount permitted under the Internal Revenue Service ("IRS") regulations for the applicable Plan year. The Company, acting in its sole discretion, can declare and contribute to the Plan an employer matching contribution and an additional voluntary contribution. During the years ended December 31, 2001, 2000 and 1999, the Company contributed approximately $1.0 million, $590,000 and $423,000 respectively, as employer matching contributions to the Plan, and approximately $3.4 million, $2.0 million and $1.1 million respectively, as additional voluntary contributions.

      Upon the completion of the acquisition of RPM, the employee participant balances of the Robb, Peck, McCooey 401(k) Plan totaling approximately $3.6 million were rolled over into the Plan. In addition, the Robb, Peck, McCooey Pension Trust and the Robb, Peck, McCooey Profit Sharing Plan were assumed by the Company. These plans were inactive during 2001, and on August 31, 2001, both plans were terminated subject to the ERISA and IRS provisions.

      As of December 31, 2001, the Plan had approximately 492 participants compared to 230 participants as of December 31, 2000.

15.   FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET
      RISK

      As a specialist on the NYSE, LaBranche is engaged in various securities trading and lending activities. In connection with its activities as a specialist, LaBranche assumes positions in stocks for which it is responsible. LaBranche is exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche is exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE and AMEX. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche may be required to purchase or sell financial instruments, which may result in a loss to LaBranche.

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

      In addition, Henderson Brothers and RPM Clearing Corporation, through the normal course of business, enter into various securities transactions as agents. The execution, settlement and financing of those transactions can result in off-balance sheet risk and concentration of credit risk.

      Henderson Brothers' and RPM Clearing Corporation's clearance activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose Henderson Brothers and RPM Clearing Corporation to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and Henderson Brothers and RPM Clearing Corporation have to purchase or sell securities at a loss. For margin transactions Henderson Brothers and RPM Clearing Corporation may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

      Henderson Brothers and RPM Clearing Corporation seek to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. Henderson Brothers and RPM Clearing Corporation monitor margin levels daily and pursuant to such guidelines, require customers to deposit additional collateral or to reduce positions when necessary.

      Henderson Brothers and RPM Clearing Corporation are engaged in various brokerage activities whose counterparties primarily include broker-dealers, banks and other financial institutions. Henderson Brothers and RPM Clearing Corporation may be exposed to the risk of default, which depends on the creditworthiness of the counterparty. It is Henderson Brothers' and RPM Clearing Corporation's policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

16.   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      The following 2000 pro forma consolidated results give effect to the Company's March 2000 acquisition of all the outstanding capital stock of Henderson Brothers, the March 2000 acquisition of Webco and the March 2000 issuance of $250.0 million of Senior Subordinated Notes as if they occurred on January 1, 2000. In addition, the 2000 pro forma consolidated results give effect to the March 2001 acquisition of RPM including the issuance of common stock, the issuance of preferred stock, the assumption of RPM's option agreements and the reversal of the historical results of operations for certain business lines (the "Acquisition Transactions"), as if they occurred on January 1, 2000. The 2001 pro forma consolidated results give effect to the Acquisition Transactions as if they occurred on January 1, 2001. The pro forma impact on revenues, pre-tax income and earnings are as follows (000's omitted, except per share data):

                                     For the years ended December 31,
                                 2001               2000               1999
                                 ----               ----               ----
                             (PRO FORMA)        (PRO FORMA)        (PRO FORMA)
 Revenues                   $   450,928         $  503,980         $  296,869
 Pre-Tax Income                 123,627            175,670            109,966
 Net Income                      53,846             78,226             51,800
 EPS                               0.77               1.21               1.20

                               LABRANCHE & CO INC.
                              (PARENT COMPANY ONLY)
                   CONDENSED STATEMENTS OF FINANCIAL CONDITION
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                                                        DECEMBER 31,
                                                                                                   2001              2000
                                                                                                   ----              ----
                                               ASSETS
CASH AND CASH EQUIVALENTS .............................................................        $    32,577         $  57,191
SECURITIES OWNED, AT MARKET VALUE .....................................................             30,084                --
INVESTMENT IN SUBSIDIARIES, AT EQUITY VALUE ...........................................          1,273,728           670,448
SUBORDINATED NOTE RECEIVABLE ..........................................................              9,000             9,000
OTHER .................................................................................             72,770            19,346
                                                                                               -----------         ---------

      Total Assets ....................................................................        $ 1,418,159         $ 755,985
                                                                                               ===========         =========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
    Interest payable ..................................................................        $    15,035         $  16,862
    Accrued compensation ..............................................................             37,784                --
    Accounts payable and other liabilities ............................................             55,905             3,730
    Income taxes payable ..............................................................             14,753             8,599
    Deferred tax liabilities ..........................................................              3,154                --
                                                                                               -----------         ---------

                                                                                                   126,631            29,191
                                                                                               -----------         ---------
LONG TERM DEBT ........................................................................            363,170           355,893
                                                                                               -----------         ---------
STOCKHOLDERS' EQUITY:
Preferred stock,  liquidation value of $1,000 per share; 10,000,000 authorized; 100,000 and 0 shares issued and outstanding at December 31, 2001 and December 31, 2000,
     respectively .....................................................................             94,531                --
Common stock, $.01 par value, 200,000,000 shares authorized;
     58,733,955 and 49,069,521 shares issued and outstanding at December 31, 2001 and
     December 31, 2000, respectively ..................................................                587               491
Additional paid-in-capital ............................................................            671,422           273,347
Retained earnings .....................................................................            168,780           104,665
Unearned compensation .................................................................             (6,962)           (7,602)
                                                                                               -----------         ---------

                                                                                                   928,358           370,901
                                                                                               -----------         ---------
     Total liabilities and stockholders' equity .......................................        $ 1,418,159         $ 755,985
                                                                                               ===========         =========

            See accompanying note to condensed financial statements.

                               LABRANCHE & CO INC.
                              (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                 (000'S OMITTED)

                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                                        ------------
                                                          2001              2000             1999
                                                          ----              ----             ----
REVENUE:
     Earnings from investment in subsidiaries .        $  98,853         $ 104,044         $ 31,476
     Investment income ........................            2,074             1,534              910
                                                       ---------         ---------         --------

        Total revenue .........................          100,927           105,578           32,386
                                                       ---------         ---------         --------

EXPENSES:
     Interest .................................           44,550            37,700            3,879
     Employee compensation and related benefits            7,847             3,633            1,050
     Other ....................................            1,135             2,337              504
                                                       ---------         ---------         --------

        Total expenses ........................           53,532            43,670            5,433
                                                       ---------         ---------         --------

     Income before income tax benefit .........           47,395            61,908           26,953

INCOME TAX BENEFIT ............................          (24,192)          (20,015)          (2,081)
                                                       ---------         ---------         --------

     Net income ...............................        $  71,587         $  81,923         $ 29,034
                                                       =========         =========         ========

            See accompanying note to condensed financial statements.

                               LABRANCHE & CO INC.
                              (PARENT COMPANY ONLY)
                CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                             EQUITY/MEMBERS' CAPITAL
                                 (000'S OMITTED)

                                                Common Stock                                     Unearned
                                                ------------              Additional  Retained    Compen-     Members'
                                               Shares  Amount   Preferred  Paid-in    Earnings    Sation      Capital        Total
                                               ------  ------   ---------  --------   --------   ---------    -------        -----
                                                                  Stock    Capital
                                                                  -----    -------
BALANCE, December 31, 1998                         --   $ --   $     --   $     --   $      --    $    --    $  77,093    $  77,093

Net income through August 23, 1999                 --     --         --         --          --         --        6,292        6,292

Contributions to capital                           --     --         --         --          --         --       18,096       18,096

Distributions of capital                           --     --         --         --          --         --       (8,095)      (8,095)

BALANCE, pre-organization                          --     --         --         --          --         --       93,386       93,386

Exchange of membership interests for shares
  of common stock                              35,375    354         --     93,032          --         --      (93,386)          --
Initial public offering of common stock        10,500    105         --    134,689          --         --           --      134,794

BALANCE, post-reorganization and initial
  public offering                              45,875    459         --    227,721          --         --           --      228,180
Net income (August 24, 1999 through
  December 31, 1999)                               --     --         --         --      22,742         --           --       22,742
Compensation related to restricted stock
  units granted                                    --     --         --      1,050          --         --           --        1,050
BALANCE, December 31, 1999                     45,875    459         --    228,771      22,742         --           --      251,972

Net income                                         --     --         --         --      81,923         --           --       81,923

Issuance of shares to Webco                     2,800     28         --     32,284          --         --           --       32,312

Issuance of restricted stocks, shares for
option exercises and related compensation         395      4         --     12,292          --     (7,602)          --        4,694
BALANCE, December 31, 2000                     49,070    491         --    273,347     104,665     (7,602)          --      370,901

Net income                                         --     --         --         --      71,587         --           --       71,587

Grant of stock options to former RPM option
Holders                                            --     --         --     89,623          --         --           --       89,623
Issuance of stock for option exercises by
former RPM option holders                       1,255     13         --      9,411          --         --           --        9,424
Issuance of stock to former RPM stockholders    6,924     69         --    260,463          --         --           --      260,532
Issuance of preferred stock for RPM
acquisition                                        --     --     93,426         --          --         --           --       93,426
Preferred stock discount accretion &
dividend                                           --     --      1,105         --      (7,472)        --           --       (6,367)
Issuance of stock related to other
acquisitions                                    1,254     12         --     29,993          --         --           --       30,005
Recognition of a tax benefit related to
employee option exercises                          --     --         --      2,496          --         --           --        2,496
Issuance of restricted stock, shares for
option exercises and related compensation         231      2         --      6,089          --        640           --        6,731
                                               ------   ----   --------   --------   ---------    -------    ---------    ---------
BALANCE, December 31, 2001                     58,734   $587   $ 94,531   $671,422   $ 168,780    $(6,962)   $      --    $ 928,358
                                               ======   ====   ========   ========   =========    =======    =========    =========

            See accompanying note to condensed financial statements.

                               LABRANCHE & CO INC.
                              (PARENT COMPANY ONLY)
                        CONDENSED STATEMENTS OF CASH FLOW
                                 (000'S OMITTED)

                                                                                         FOR THE YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                    2001         2000         1999
                                                                                    ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .................................................................   $  71,587    $  81,923    $  29,034
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities
     Depreciation and amortization of fixed assets ...........................         297           --           --
     Amortization of debt issuance costs and bond discount ...................       1,763        1,461          203
     Compensation expense related to stock based compensation ................       3,263        3,633        1,050
     Tax benefit related to exercise of stock options ........................      18,681          112           --
     Undistributed equity earnings from investment in subsidiaries ...........     (74,660)      (4,294)     (31,476)
     Deferred tax benefit ....................................................     (24,192)     (20,015)      (2,081)
Changes in assets and liabilities-
     Securities owned at market value ........................................     (30,084)          --           --
     Securities purchased under agreements to resell .........................          --        1,422       (1,422)
     Other assets ............................................................     (54,690)      (8,469)     (11,559)
     Accrued compensation ....................................................      37,784           --           --
                                                                                 ---------
     Accounts payable and other liabilities ..................................      68,282       13,280       13,911
                                                                                 ---------    ---------    ---------

Net cash provided by (used in) operating activities ..........................      18,031       69,053       (2,340)
                                                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayment of subordinated debt and promissory notes ........................      (7,500)          --       (5,000)
  Net cash paid for acquisitions .............................................          --     (184,364)          --
  Return of capital from subsidiary ..........................................     200,915           --       20,000
  Payment for investment in subsidiary .......................................    (141,735)     (50,000)     (51,199)
  Payments to limited partners for redemption of interests upon reorganization          --           --     (140,186)
                                                                                 ---------    ---------    ---------

  Net cash provided by (used in) investing activities ........................      51,680     (234,364)    (176,385)
                                                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of preferred dividends .............................................      (2,367)          --           --
  Proceeds from exercise of stock options ....................................       9,892           --           --
  Net cash received from the issuance of debt ................................          --      245,693       99,807
  Payments for interest, taxes and stock-based awards ........................    (101,850)     (70,063)          --
  Net proceeds from the initial public offering ..............................          --           --      134,794
  Payments to members upon reorganization ....................................          --           --       (9,025)
                                                                                 ---------    ---------    ---------

  Net cash (used in) provided by financing activities ........................     (94,325)     175,630      225,576
                                                                                 ---------    ---------    ---------

  Increase in cash and cash equivalents ......................................     (24,614)      10,319       46,851
CASH AND CASH EQUIVALENTS, beginning of year .................................      57,191       46,872           21
                                                                                 ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year .......................................   $  32,577    $  57,191    $  46,872
                                                                                              =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
  Income taxes ...............................................................   $  65,700    $  46,193    $  11,750
  Interest ...................................................................      42,421       24,179           --
SUPPLEMENTAL NONCASH ACTIVITIES:
  Exchange of membership interests for shares of common stock ................          --           --       93,386
  Issuance of subordinated debt and shares of common stock for redemption of
  Limited partner interests upon reorganization ..............................          --           --       23,821
  Increase in investment in subsidiaries for forgiveness of intercompany tax
  receivables ................................................................          --       20,015        2,081

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