Form 10-K/A
period 2001-12-31
LABRANCHE & CO INC
filed 2002-03-22
CIK 1089044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on March 14, 2002, was approximately $667,000,000.

      The number of shares of Common Stock outstanding as of March 14, 2002 was 59,117,682.

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

OUR INFORMATION AND COMMUNICATIONS SYSTEMS AND THE NYSE'S SUPERDOT SYSTEM

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

      In executing trades on the NYSE, we receive electronic orders from the SuperDot system, an order routing system operated by the NYSE. The SuperDot System is designed to handle individual orders of up to 100,000 shares and is essentially an electronic broker. Orders that originate through the SuperDot system are routed directly to us through our computer system at the NYSE. When we receive an order from the SuperDot system, we conduct the same auction process and we are subject to the same obligations as with any other order.

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

      Employee compensation and related benefits increased 24.8% to $110.8 million for 2001, from $88.8 million for 2000. This increase was due to the RPM, Bocklet and other 2001 acquisitions, which increased our average headcount for the year by approximately 226 individuals. As a percentage of total revenues, employee compensation increased to 26.1% of total revenues for 2001, from 25.7% of total revenues for 2000.

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

INCOME TAXES

      Provision for income taxes increased 0.5 % to $85.1 million for 2001, from $84.7 million for 2000, due to an increase in nondeductible amortization of intangibles despite a decrease in income before provision for income taxes.

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

      As of December 31, 2001, we had an aggregate of $14.1 million of indebtedness outstanding, which we had assumed in connection with the RPM acquisition and which consisted of:

      o $3.0 million in subordinated notes issued to family members of former employees of RPM maturing between the first half of 2002 and the first half of 2006 and bearing interest at an annual rate between 9.0% and 12.5%, payable on a quarterly basis;
      o a $295,000 promissory note which has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity, and which bears interest at an annual rate of 9.0% payable on a quarterly basis;
      o $8.5 million in promissory notes issued to former RPM employees and their family members. These notes are payable in equal annual installments on the anniversaries of issuance, mature between the second half of 2002 and the first half of 2005, and bear interest at annual rates ranging from 8.0% to 12.0%, payable on a quarterly basis; and
      o $2.3 million in notes representing deferred compensation owed to former RPM employees. These notes are payable in equal annual installments on the anniversaries of issuance, mature between the second half of 2002 and the second half of 2004 and bear interest at annual rates ranging from 9.5% to 10.0%payable on a quarterly basis.

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

      At December 31, 2001, our cash and cash equivalents was $52.0 million, representing a decrease of $97.9 million during 2001. This decrease resulted from $121.3 million used for our operating activities, offset by $15.9 million provided by our investing activities, including the acquisitions we made during 2001 in which we issued shares of our common stock. Cash of $7.5 million was also provided by financing activities, primarily from the exercise of stock options by our employees.

      At December 31, 2000, our cash and cash equivalents was $149.9 million, representing an increase of $66.1 million during 2000. This increase resulted from $22.7 million provided by our operating activities and $202.6 million was used for investing activities, mainly to make acquisitions. Cash of $246.0 million was provided by financing activities, as a result of the issuance of our Senior Subordinated Notes.

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

CERTAIN RISK FACTORS

      In light of the economic downturn over the past two years and the terrorist attacks on the United States in September 2001, we believe that the following risk factors could have a significant impact on our business, operating results, financial condition, and cash flows. If any of these events actually occur, our business, financial condition, operating results and/or cash flows could be harmed.

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

      Many elements of our cost structure do not decline if we experience reductions in our revenues. As a result, if market conditions cause our revenues to decline, we may be unable to adjust our cost structure on a timely basis and we could suffer losses. Long-term downturns in the economy or the equity markets in general could cause trading volumes and revenues to decline and cause our operating results to suffer.

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

      In addition, our offices are located in close proximity to the terrorist attacks on the World Trade Center on September 11, 2001. The aftermath of the attacks on the World Trade Center and the resulting air-quality issues in our building required us to close our operations and temporarily relocate our offices. The NYSE also was forced to stop operating for four consecutive trading days, which caused our operations to halt and could have compromised the liquidity of that market during closure. If additional terrorist attacks occur in close proximity to our offices, or upon our office buildings, the NYSE or the AMEX, we could be forced to relocate for a longer period of time, or permanently. Furthermore, additional terrorist attacks in New York City, or on our buildings, the NYSE or the AMEX, or additional armed hostilities within the United States, could cause significant delays or stoppages in our business activities, which would significantly harm our revenues and profits.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      A majority of our specialist related revenues are derived from trading by us as principal. Additionally, a high concentration of our specialist trading revenue is generated from our ten most profitable specialist stocks. However, the percentage of our specialist trading revenue generated from our ten most profitable specialist stocks has decreased from 44.2% to 38.7% to 28.2% of principal trading revenue for the years ended December 31, 1999, 2000 and 2001, respectively. We are not overly reliant on a particular group of specialist stocks, as the composition of our ten most profitable specialist stocks changes from year to year. We also operate a proprietary trading desk separately from our NYSE and AMEX specialist operations, which generated 0.3% of our total revenues for the year ended December 31, 2001 and 0.5% of our total revenues for the year ended December 31, 2000. We may incur trading losses as a result of these trading activities. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any downward price movement in these securities could result in a reduction of our revenues and operating profits.

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

2.1   Plan of Incorporation of LaBranche & Co.*
2.2 Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto.*
3.1   Amended and Restated Certificate of Incorporation of LaBranche & Co Inc.*
3.2   Amended and Restated Bylaws of LaBranche & Co Inc.*
4.1   Specimen Stock Certificate.*
4.2 Indenture, dated as of August 24, 1999, among LaBranche & Co Inc., as issuer, and Firstar Bank, N.A., as trustee, relating to the 9 1/2% Senior Notes due 2004.**
4.3 Form of 9 1/2% Senior Notes due 2004 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.2).**
4.4 Registration Rights Agreement, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Salomon Smith Barney Inc. and Donaldson,

      Lufkin & Jenrette Securities Corporation, as initial purchasers.**
4.5 Indenture, dated as of March 2, 2000, among LaBranche & Co., as issuer, and Firstar Bank, N.A., as trustee, relating to the 12% Senior Subordinated Notes due 2007.
4.6 Form of 12% Senior Subordinated Notes due 2007 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.5).
4.7 Registration Rights Agreement, dated as of March 2, 2000, by and among LaBranche & Co Inc., as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers.
10.1 Agreement of Lease between Aetna Life Insurance Company and LaBranche & Co., dated January 6, 1984, as amended to date.*
10.2 Second Amendment to Lease Agreement by and between Bank of Communications and LaBranche & Co. dated July 1995, as amended to date.*
10.3  LaBranche & Co Inc. Equity Incentive Plan.*
10.4  LaBranche & Co Inc. Annual Incentive Plan.*
10.5 Form of Employment Letter between LaBranche & Co Inc. and its executive officers.*
10.6  Form of Agreement Relating to Noncompetition and Other Covenants.*
10.7  Form of Pledge Agreement.*
10.8 Stockholders' Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto.*
10.9 LaBranche & Co. Note Purchase Agreement, dated September 15, 1997, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes, as amended.*
10.10 LaBranche & Co. Note Purchase Agreement, dated June 3, 1998, relating to the issuance of $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.*
10.11 Amendment to Note Purchase Agreements, dated as of August 23, 1999, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes and $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.**
10.12 Form of Subordinated Note.*
10.13 Credit Agreement, dated as of June 26, 1998, by and among LaBranche & Co. and The Bank of New York.*
10.14 Amendment No. 1 to Credit Agreement, dated as of June 23, 1999, by and among LaBranche & Co. and The Bank of New York.**
10.15 Amendment No. 2 to Credit Agreement, dated as of August 24, 1999, by and among LaBranche & Co. and The Bank of New York.**
10.16 Amendment No. 3 to Credit Agreement, dated as of February 4, 2000, by and among LaBranche & Co. and The Bank of New York.***
10.17 Form of Indemnification Agreement.*
10.18 Purchase Agreement, dated February 24, 2000, by and among LaBranche & Co Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers, relating to the issuance of $250,000,000 aggregate principal amount of 12% Senior

      Subordinated Notes due 2007.
10.19 Amended and Restated Articles of Partnership of LaBranche & Co.**
10.20 LaB Investing Co., L.L.C. Amended and Restated Operating Agreement.**
10.21 Acquisition Agreement, dated August 16, 1999, by and between Ernst & Company and LaBranche & Co.**
10.22 Acquisition Agreement, dated August 16, 1999, by and between Mill Bridge Inc., LaB Investing Co. L.L.C., LaBranche & Co Inc. and LaBranche & Co.**
10.23 Stock Purchase Agreement, dated as of December 23, 1999, among LaBranche & Co Inc., Henderson Brothers Holdings, Inc. and the stockholders listed on Schedule A thereto.****
10.24 Amendment to Stock Purchase Agreement, dated as of February 1, 2000, by and among LaBranche & Co Inc., Henderson Brothers Holdings, Inc., and the authorized representatives of the persons listed on Schedule A thereto.****
10.25 Agreement and Plan of Merger, dated as of January 18, 2001, by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.*****
10.26 Amendment No. 1, dated as of February 15, 2001, to Agreement and Plan of Merger by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.*****
21    List of Subsidiaries.
23.1  Consent of Arthur Andersen LLP.
99.1  Risk Factors
99.2  Temporary Note 3T Letter

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

March 21, 2002             LABRANCHE & CO INC.


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

               SIGNATURE                                    TITLE                              DATE
               ---------                                    -----                              ----
/S/ George M.L. Labranche, IV            Chairman, Chief Executive Officer and         March 21, 2002
----------------------------             President (Principal Executive Officer)
George M.L. LaBranche, IV

/s/ S. Lawrence Prendergast              Executive Vice President, Finance and         March 21, 2002
----------------------------             Director
S. Lawrence Prendergast

/s/ Harvey S. Traison                    Senior Vice President, Chief Financial        March 21, 2002
----------------------------             Officer and Director (Principal Financial
Harvey S. Traison                        Officer)

/s/ Thomas E. Dooley                     Director                                      March 21, 2002
----------------------------
Thomas E. Dooley

/s/ E. Margie Filter                     Director                                      March 21, 2002
-----------------------------
E. Margie Filter

/s/ James G. Gallagher                   Director                                      March 21, 2002
-----------------------------
James G. Gallagher

/s/ David A. George                      Director                                      March 21, 2002
-----------------------------
David A. George

/s/ Alfred O. Hayward, Jr.               Director                                      March 21, 2002
-----------------------------
Alfred O. Hayward, Jr.

/s/ Robert M. Murphy                     Director                                      March 21, 2002
-------------------------------
Robert M. Murphy

/s/ George E. Robb, Jr.                  Director                                      March 21, 2002
-------------------------------
George E. Robb, Jr.

/s/ Todd A. Graber                       Controller (Principal Accounting              March 21, 2002
-------------------------------          Officer
Todd A. Graber


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

      As of December 31, 2001, the Holding Company also had $3.3 million of subordinated debt which had been assumed in connection with the RPM acquisition.These notes are placed with family members of former employees of RPM. This debt has maturities ranging from the first half of 2002 through the first half of 2006, and bears interest at an annual rate between 9.0% and 12.5%, payable on a quarterly basis. One of these agreements, representing $295,000, has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity. Interest expense incurred on these obligations for the years ended December 31, 2001, 2000 and 1999 was approximately $314,000, $0 and $0, respectively.

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

      During August and September 2000, the Company issued to certain newly hired employees an aggregate of 200,000 and 100,000 shares of restricted stock, respectively, each with an issue cost of $.01 and a fair market value of $26.50 and $30.13 per share, respectively. These shares of restricted stock, which are subject to continuing service with the Company, vest in three annual installments on each anniversary of the grant date. Compensation expense is being recognized over the three year vesting period, with 25% already vested on the first anniversary of issuance, 35% vesting the second year and 40% vesting the third year. For the years ended December 31, 2001, 2000 and 1999 the Company recorded compensation expense of approximately $2.4 million, $711,000 and $0, respectively.

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

      The fair value of the Senior Notes and the Notes was determined based upon its market value as of December 31, 2001. The fair value of the fixed rate and other notes was determined using current market rates to discount its cash flows.

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