Form 10-Q
period 2002-03-31
LABRANCHE & CO INC
filed 2002-05-15
CIK 1089044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes /X/              No / /
The number of shares of the registrant's common stock outstanding as of May 15, 2002 was 58,967,432.

LABRANCHE & CO INC.
FORM 10-Q

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION...................................................................3

   Item 1. Financial Statements....................................................................3

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS...............................................3

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL
     CONDITION.....................................................................................4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................6

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..........................................8

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations......................................................................13

   Item 3. Quantitative and Qualitative Disclosures about Market Risk.............................22

PART II    OTHER INFORMATION......................................................................24

   Item 6. Exhibits and Reports on Form 8-K.......................................................24

     SIGNATURES...................................................................................25

                          PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S OMITTED EXCEPT PER SHARE DATA)

                                                                                       For the Three Months Ended
                                                                                                March 31,
                                                                                   ------------------------------------
                                                                                         2002              2001
                                                                                   ---------------    -----------------
REVENUES:
     Net gain on principal transactions                                            $        89,124   $        81,460
     Commissions                                                                            20,973            11,820
     Other                                                                                  12,583             4,480
                                                                                              --                  --
                                                                                   ---------------   ---------------
                                   Total revenues                                          122,680            97,760
                                                                                   ---------------   ---------------
EXPENSES:
     Employee compensation and related benefits                                             31,073            24,592
     Interest                                                                               12,836            12,145
     Exchange, clearing and brokerage fees                                                   7,777             3,037
     Lease of exchange memberships                                                           6,709             3,855
     Depreciation and amortization of intangibles                                            3,330             6,133
     Other                                                                                   7,439             3,314
                                                                                   ---------------   ---------------

                                   Total expenses                                           69,164            53,076
                                                                                   ---------------   ---------------

Income before provision for income taxes                                                    53,516            44,684

PROVISION FOR INCOME TAXES                                                                  25,864            23,760
                                                                                   ---------------   ---------------

Net income                                                                         $        27,652   $        20,924

Series A Preferred dividends and discount accretion                                          2,076               388
                                                                                   ---------------   ---------------

Net income available to common stockholders                                        $        25,576   $        20,536
                                                                                   ===============   ===============
Weighted-average shares outstanding:
    Basic                                                                                   58,705            50,240
    Diluted                                                                                 60,016            51,177

Earnings per share
    Basic                                                                          $          0.44   $          0.41
    Diluted                                                                        $          0.43   $          0.40

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (000'S OMITTED)

                                                                                                   As of
                                                                                   --------------------------------------
                                                                                    March 31, 2002     December 31, 2001
                                                                                   ---------------   --------------------
                                                                                     (unaudited)
                                       ASSETS

CASH AND CASH EQUIVALENTS                                                          $        71,242   $             52,043

CASH AND SECURITIES SEGREGATED UNDER FEDERAL REGULATIONS                                    35,852                 78,368

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                                 --                 59,113

RECEIVABLE FROM BROKERS, DEALERS AND CLEARING ORGANIZATIONS                                247,558                177,506

RECEIVABLE FROM CUSTOMERS                                                                   14,098                 11,005

SECURITIES OWNED, at market value:
   Corporate equities                                                                      145,576                156,088
   United States Government obligations                                                    318,140                328,048
   Options and other                                                                        69,420                 69,474

COMMISSIONS RECEIVABLE                                                                       5,656                  4,971

EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value                                   32,465                 26,760

EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $94,541 and $84,453,
   respectively)                                                                            75,315                 75,315

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
   less accumulated depreciation and amortization of $6,210 and $5,485,                      6,476                  6,475
   respectively

INTANGIBLE ASSETS, net of accumulated amortization:
   Specialist Stock List                                                                   389,738                392,332
   Trade Name                                                                               25,011                 25,011
   Goodwill                                                                                466,231                469,963

OTHER ASSETS                                                                                78,081                 68,365
                                                                                   ---------------   --------------------

Total assets                                                                       $     1,980,859   $          2,000,837
                                                                                   ===============   ====================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Payable to brokers and dealers                                                  $        17,958   $             62,879
   Payable to customers                                                                     31,127                 63,238
   Securities sold, but not yet purchased, at market value                                 244,005                190,177
   Accrued compensation                                                                     43,853                 54,113
   Accounts payable and other accrued expenses                                              66,569                 65,813
   Income taxes payable                                                                     17,701                 14,753
                                                                                   ---------------   --------------------
                                                                                           421,213                450,973
                                                                                   ---------------   --------------------

DEFERRED TAX LIABILITIES                                                                   169,670                165,541
                                                                                   ---------------   --------------------
LONG TERM DEBT                                                                             357,830                363,170
                                                                                   ---------------   --------------------
SUBORDINATED LIABILITIES
   Exchange memberships, at market value                                                    32,465                 26,760
   Other subordinated indebtedness                                                          66,035                 66,035
                                                                                   ---------------   --------------------
                                                                                            98,500                 92,795
                                                                                   ---------------   --------------------
PREFERRED STOCK, liquidation value of $1,000 per share; 10,000,000 shares authorized; 71,836 and 100,000 shares issued and outstanding as of March
   31, 2002 and December 31, 2001, respectively                                             68,191                 94,531

COMMON STOCK, $.01 par value, 200,000,000 shares authorized;
   59,117,432 and 58,733,955 shares issued and outstanding as of
   March 31, 2002 and December 31, 2001, respectively                                          591                    587

ADDITIONAL PAID-IN-CAPITAL                                                                 675,948                671,422
RETAINED EARNINGS                                                                          194,356                168,780
UNEARNED COMPENSATION                                                                       (5,440)                (6,962)
                                                                                   ---------------   --------------------
                                                                                           933,646                928,358
                                                                                   ---------------   --------------------

Total liabilities and stockholders' equity                                         $     1,980,859   $          2,000,837
                                                                                   ===============   ====================

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                                              Three Months Ended
                                                                                   --------------------------------------
                                                                                    March 31, 2002      March 31, 2001
                                                                                   ---------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                      $        27,652   $             20,924

   Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization of intangibles                                        3,330                  6,133
         Amortization of bond discount and debt issuance costs                                 515                    422
         Compensation expense related to stock-based compensation                            2,061                  2,227
         Deferred tax provision                                                              2,580                  1,803
         Acceleration of preferred stock discount accretion                                  1,485                     --

   Tax benefit related to employee stock transactions                                        3,733                 17,479
   Change in assets and liabilities:
         Cash segregated under federal regulations                                          42,516                (12,967)
         Securities purchased under agreements to resell                                    59,113                 32,318
         Receivable from brokers, dealers and clearing organizations                       (70,052)              (120,439)
         Receivable from customers                                                          (3,093)                 9,181
         Corporate equities                                                                 10,512                 47,661
         United States Government obligations                                                9,908                     --
         Options and other securities owned                                                     54                  6,032
         Other assets                                                                      (10,784)                 2,658
         Payable to brokers and dealers                                                    (26,080)               (19,664)
         Payable to customers                                                              (32,112)                (8,441)
         Securities sold, but not yet purchased                                             53,828                  1,386
         Accrued compensation                                                              (10,260)               (17,656)
         Accounts payable and other accrued expenses                                       (16,060)                 4,893
         Income taxes payable                                                                 (437)               (10,329)
                                                                                   ---------------   --------------------

                  Net cash provided by (used in) operating activities                       48,409                (36,379)
                                                                                   ---------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments for office equipment and leasehold improvements                                   (737)                  (319)
   Net cash received from acquisitions                                                          --                 52,473
   Payment for the purchase of an exchange membership                                           --                 (2,000)
                                                                                   ---------------   --------------------

                  Net cash (used in) provided by investing activities                         (737)                50,154
                                                                                   ---------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from the exercise of stock options                                               3,991                  8,556
   Payment of preferred dividends                                                           (4,300)                    --
   Payment for preferred stock buyback                                                     (28,164)                    --
                                                                                   ---------------   --------------------

                  Net cash (used in) provided by financing activities                      (28,473)                 8,556
                                                                                   ---------------   --------------------

                  Increase in cash and cash equivalents                                     19,199                 22,331

CASH AND CASH EQUIVALENTS, beginning of period                                              52,043                152,220
                                                                                   ---------------   --------------------

CASH AND CASH EQUIVALENTS, end of the period                                       $        71,242   $            174,551
                                                                                   ===============   ====================
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

   Interest                                                                        $        21,506   $             20,961
   Income taxes                                                                             17,500                 13,900

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Acquisitions:
         Intangibles assets                                                        $            --   $            452,488
         Fair value of tangible assets acquired, other than cash                                --                 71,555
         Deferred tax liabilities related to intangible assets                                  --                 95,995
         Other liabilities                                                                      --                 38,950
         Common stock issuance                                                                  --                260,463
   Exercise of options granted to former RPM stockholders                                   11,925                 37,811


                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), and LaBranche Financial Services, Inc., a Delaware corporation ("LFSI" and, collectively with the Holding Company and LaBranche, the "Company"). The Holding Company is the sole member of LaBranche and 100% stockholder of LFSI. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities listed on the New York Stock Exchange, Inc. (the "NYSE") and as a specialist in equities and options on the American Stock Exchange (the "AMEX"). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing and other related services to its own individual and institutional customers, including traders, professional investors and broker-dealers, and to customers of introducing brokers, and also provides direct access floor brokerage services to institutional customers. In addition, LFSI provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. As of December 31, 2001, Henderson Brothers, Inc. ("Henderson Brothers") and Internet Trading Technologies, Inc. ("ITTI"), former subsidiaries of the Holding Company, were merged with and into another Holding Company subsidiary, ROBB PECK McCOOEY Clearing Corporation ("RPM Clearing Corporation"), which changed its name to LFSI in January 2002.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. Under the new standard, trade name and goodwill will no longer be amortized, instead these assets will be tested at least annually for impairment by applying a fair-value based test. The specialist stock lists will continue to be amortized over their respective lives. Accordingly, effective January 1, 2002, the Company has ceased amortization of goodwill and trade name and the amortization expense for these intangible assets is no longer included in the results of operations. The Company did not incur any impairment charges upon implementation of SFAS No.
142. However, it is possible that in the future, after periodic testing, the Company may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in its financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 144 is unlikely to have a material impact on the Company's consolidated financial statements.

3.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
     INFORMATION

     The unaudited interim condensed consolidated financial information as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of March 31, 2002 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 22, 2002, as amended. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

4.   INCOME TAXES

     The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to stock-based compensation, amortization periods of certain intangibles and differences between the financial and tax basis of assets acquired. The Company's effective tax rate differs from the federal statutory rate primarily due to its non-deductible amortization of intangible assets in 2002 and 2001. The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000's omitted):

                                                     Three Months Ended   Three Months Ended
                                                       March 31, 2002       March 31, 2001
                                                     ------------------  --------------------
        Current federal, state and local
           Taxes                                     $           23,284  $             21,957
        Deferred tax provision                                    2,580                 1,803
                                                     ------------------  --------------------
           Total provision for income taxes          $           25,864  $             23,760
                                                     ==================  ====================

5.   REGULATORY REQUIREMENTS

     As a specialist and member of the NYSE, LaBranche is subject to SEC Rule 15c3-1 adopted and administered by the NYSE. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

     As of March 31, 2002 and December 31, 2001, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $459.2 million and $484.2 million, respectively. As of those dates LaBranche exceeded the minimum requirements by $456.6 million and $481.4 million, respectively. LaBranche's aggregate indebtedness to net capital ratio on those dates was .08 to 1 and .09 to 1, respectively.

     The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

     As of March 31, 2002 and December 31, 2001, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $466.3 million and $491.5 million, respectively.

     As a registered broker-dealer and NYSE member firm, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the NYSE. Under the alternative method permitted by the rule, the minimum required net capital for LFSI is equal to the greater of $250,000 or 2% of aggregate debit items, as defined.

     As of March 31, 2002, LFSI's net capital as defined under SEC Rule 15c3-1 was $24.3 million and exceeded minimum requirements by $23.4 million. As of December 31, 2001, the combined net capital of Henderson Brothers and RPM Clearing Corporation as defined under SEC Rule 15c3-1 was $20.5 million which exceeded minimum requirements by $19.7 million.

6.   COMMITMENTS

     During February 2002, LaBranche extended its $200 million committed line of credit with a U.S. commercial bank through February 27, 2003.

     Minimum rental commitments under existing non-cancelable leases for office space and equipment are as follows:

              Year Ending December 31,:
              -------------------------
                           2002               $ 2,409,788
                           2003                 2,897,269
                           2004                 2,477,486
                           2005                 2,408,055
                           2006                 1,627,957
                     Thereafter                 1,499,982

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

     The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):

                                                          Three Months         Three Months
                                                              Ended                Ended
                                                          March 31, 2002       March 31, 2001
                                                        ------------------  --------------------

              Net income                                 $          27,652  $             20,924

              Less preferred dividends and
                accretion                                            2,076                   388
                                                        ------------------  --------------------
              Numerator for basic and
                diluted earnings per common
                share - net income                       $          25,576  $             20,536
              Denominator for basic
                earnings per share -
                weighted-average number
                of common shares                                    58,705                50,240
              Dilutive Shares
                  Stock options                                        821                   509
                  Restricted stock                                      89                    80
                  Restricted stock units                               401                   348
                                                        ------------------  --------------------
              Denominator for diluted
                earnings per share -
                weighted-average number
                of common shares                                    60,016                51,177
              Basic earnings per share                   $            0.44  $               0.41

              Diluted earnings per share                 $            0.43  $               0.40

     Under the treasury stock method of accounting, restricted stock units representing 350,837 shares of common stock, 175,912 restricted shares of common stock and options to purchase an aggregate of 3,099,534 shares of common stock were not included in the calculation of diluted earnings per share for the three months ended March 31, 2002 due to their antidilutive effect.

8.   EMPLOYEE INCENTIVE AWARDS

     On January 17, 2002 options to purchase an aggregate of 1,470,000 shares of common stock were granted to employees of the Company at a purchase price of $35.00 per share. These options are subject to continuing service with the Company and other restrictions and one third are exercisable on the second anniversary of issuance and the remaining two thirds will become exercisable on the third anniversary of issuance. These options will generally expire ten years from the date of grant, unless sooner terminated or exercised. Pursuant to APB No. 25, no compensation expense was recognized since, on the date of grant, these options had no intrinsic value.

     During July 2001, the board of directors approved an increase in the number of shares of the Company's common stock available for issuance under the Equity Incentive Plan by an additional 3,000,000 shares. The effectiveness of this increase is subject to the approval of the stockholders of the Company at its next annual meeting of stockholders, which is scheduled to take place on May 21, 2002.

9.   REPURCHASE OF PREFERRED STOCK

     During January 2002, the Company offered to repurchase up to 30,000 shares of its outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 15, 2002, the offer expired, and on February 19, 2002, the Company purchased all of the approximately 28,164 shares that had been tendered for approximately $28.5 million, including accrued but unpaid dividends. As a result of the purchase, the Company recorded a one-time expense due to the acceleration of the discount accretion on the shares purchased of approximately $1.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     UNLESS THE CONTEXT OTHERWISE REQUIRES, THE "COMPANY," "LABRANCHE" OR "WE" SHALL MEAN LABRANCHE & CO INC. AND ITS WHOLLY-OWNED SUBSIDIARIES.

     LABRANCHE'S QUARTERLY AND ANNUAL OPERATING RESULTS ARE AFFECTED BY A WIDE VARIETY OF FACTORS THAT COULD MATERIALLY AND ADVERSELY AFFECT ACTUAL RESULTS,
INCLUDING: A DECREASE IN TRADING VOLUME ON THE NEW YORK STOCK EXCHANGE, EXCESSIVE VOLATILITY IN THE EQUITY SECURITIES MARKET AND CHANGES IN THE VALUE OF OUR SECURITIES POSITIONS. AS A RESULT OF THESE AND OTHER FACTORS, LABRANCHE MAY EXPERIENCE MATERIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS ON A QUARTERLY OR ANNUAL BASIS, WHICH COULD MATERIALLY AND ADVERSELY AFFECT ITS BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS, AND STOCK PRICE. AN INVESTMENT IN LABRANCHE INVOLVES VARIOUS RISKS, INCLUDING THOSE MENTIONED ABOVE AND THOSE THAT ARE DETAILED FROM TIME TO TIME IN LABRANCHE'S SEC FILINGS.

     CERTAIN STATEMENTS CONTAINED IN THIS REPORT, INCLUDING WITHOUT LIMITATION, STATEMENTS CONTAINING THE WORDS "BELIEVES," "INTENDS," "EXPECTS," "ANTICIPATES" AND WORDS OF SIMILAR IMPORT, CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE, AND SINCE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THE ACTUAL RESULTS AND PERFORMANCE OF LABRANCHE AND THE SPECIALIST INDUSTRY MAY TURN OUT TO BE MATERIALLY DIFFERENT FROM THE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. LABRANCHE ALSO DISCLAIMS ANY OBLIGATION TO UPDATE ITS VIEW OF ANY SUCH RISKS OR UNCERTAINTIES OR TO PUBLICLY ANNOUNCE THE RESULT OF ANY REVISIONS TO THE FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT.

     THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH LABRANCHE'S CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO CONTAINED IN THIS REPORT.

REVENUES

     Our revenues consist primarily of net gain earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist and clearance activities. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks and options. Commissions revenue consists of fees we earn when our specialists act as agents to match buyers and sellers for limit orders executed by us on behalf of brokers or other trading professionals after a specified period of time; we do not earn commissions when we match market orders. In addition, commissions revenue includes fees charged to customers for execution and clearance activities by our clearing subsidiary, LaBranche Financial Services, Inc. ("LFSI"). Other revenue consists of proprietary trading gains or losses, appreciation or depreciation of our nonmarketable investments, interest income, and fees charged to customers for use of our front-end order execution system developed by LFSI. For the three months ended March 31, 2002, net gain on principal transactions represented 72.6% of our total revenues, commissions revenue represented 17.1% of our total revenues, and other revenues represented 10.3% of our total revenues.

EXPENSES

     Our largest operating expense is employee compensation and related benefits, which primarily consist of salaries, wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid to managing directors, trading professionals and other employees based on our profitability.

RECENT DEVELOPMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. Under the new standard, trade name and goodwill will no longer be amortized, instead these assets will be tested at least annually for impairment by applying a fair-value based test. The specialist stock lists will continue to be amortized over their respective lives. We will perform the required impairment tests on our intangible assets to determine if there is a need to write them down. Although we do not expect to incur any impairment of our intangible assets, it is possible that in the future the carrying value of our goodwill and intangible assets may be reduced.

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

CRITICAL ACCOUNTING POLICIES

     All of our principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions and the related revenues and expenses are recorded on a settlement date basis, which does not differ materially from trade date basis. Securities owned and securities sold, but not yet purchased are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions. Securities not readily marketable have been valued at fair value as determined by management using standard industry valuation methods. The resulting gain or loss is reflected in the accompanying statements of operations.

     Our balance sheet contains significant intangible assets. These intangible assets are comprised of our specialist stock lists, trade name and goodwill acquired in connection with our various acquisitions and the limited partner buyout that occurred in connection with our reorganization from partnership to corporate form in August 1999. The specialist stock lists are being amortized on a straight-line basis over 15 to 40 years. The allocations of purchase price and determinations of useful lives were based upon independent appraisals for all acquisitions through March 2001. In addition, the useful lives of the acquired specialist stock lists were determined based upon analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based upon management's analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared to the results of the independent appraisals conducted on acquisitions prior to March 2001.

     As discussed under "Recent Developments," with the implementation of SFAS No. 142 we no longer amortize goodwill and intangible assets with indefinite useful lives, which includes goodwill and trade name. We will perform periodic impairment tests on these assets to determine if there is a need to write them down. Although we do not expect to incur any impairment of our intangible assets, it is possible that in the future the carrying value of our goodwill and intangible assets may be reduced.

REPURCHASE OF OUR PREFERRED STOCK

     On January 18, 2002, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 15, 2002, the offer expired, and on February 19, 2002, we purchased all of the approximately 28,164 shares that had been tendered for approximately $28.5 million, including accrued but unpaid dividends. As a result of the purchase, we recorded a one-time expense due to the acceleration of the discount accretion on the shares purchased of approximately $1.5 million.

TRUST DECS OFFERING

     On February 8, 2002, certain managing directors of LaBranche & Co. LLC entered into prepaid forward contracts with DECS Trust IX, a statutory business trust, pursuant to which the trust agreed to purchase from the participating managing directors, on a date which is expected to be February 8, 2005, an aggregate of 3,800,000 shares of our common stock owned by these managing directors, subject to the terms and conditions set forth in the contracts. The trust concurrently sold 3,800,000 trust securities, known as DECS, to investors. We did not receive, nor will we receive, any portion of the proceeds from the sale of shares pursuant to the contracts or from the sale of the DECS. The participating managing directors bore responsibility for payment of the expenses incurred by them in connection with this transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

     Total revenues increased 25.5% to $122.7 million for the three months ended March 31, 2002, from $97.8 million for the same period in 2001, due to increases in net gain on principal transactions, commissions and other revenue. Net gain on principal transactions increased 9.3% to $89.1 million for the three months ended March 31, 2002, from $81.5 million for the same period in 2001. This increase was primarily due to our acquisitions of ROBB PECK McCOOEY Financial Services, Inc. ("RPM") on March 15, 2001, the interest in the Freedom Specialist Inc., R. Adrian & Company, LLC and LaBranche & Co. LLC Joint Book (the "Joint Book") which we did not previously own on September 20, 2001 and Bocklet & Company, LLC ("Bocklet") on October 18, 2001. As a result of these acquisitions we became the specialist for 218 additional common stock listings. In addition, the increase was due to an increase in principal trading share volume in our specialist stocks traded on the NYSE. These factors were partially offset by unfavorable market conditions during the first quarter of 2002. Our share volume as principal increased 56.1% to 8.9 billion shares for the three months ended March 31, 2002, from 5.7 billion shares for the same period in 2001.

     Commissions revenue increased 78.0% to $21.0 million for the three months ended March 31, 2002, from $11.8 million for the same period in 2001. This increase was primarily due to an increase in commissions revenue earned by our LFSI subsidiary for execution and clearing services to $7.8 million for the three months ended March 31, 2002 from $1.6 million for the same period in 2001. In addition, floor brokerage income from our LaBranche & Co. LLC subsidiary increased to $13.2 million from $10.2 million as a result of the full quarter impact of our acquisition of RPM on the first quarter of 2002. The share volume executed by us as agent in our specialist stocks increased by 42.9% to 2.0 billion shares for the three months ended March 31, 2002, from 1.4 billion shares for the same period in 2001.

     Other revenue increased 180.0% to $12.6 million for the three months ended March 31, 2002, from $4.5 million for the same period in 2001. This increase was primarily due to the appreciation, by approximately $9.4 million, of the minority position we hold in Lava Trading Inc., a company which provides market data distribution, trading technology, electronic communications networks and exchange connectivity for NASDAQ market makers, broker-dealers and large institutional investors.

EXPENSES

     Total expenses before provision for income taxes increased 30.3% to $69.2 million for the three months ended March 31, 2002, from $53.1 million for the same period in 2001.

     Employee compensation and related benefits expense increased 26.4% to $31.1 million for the three months ended March 31, 2002, from $24.6 million for the same period in 2001. This increase was primarily due to our 2001 acquisitions, which increased our average headcount by approximately 196 individuals for the three months ended March 31, 2002 as compared to the same period in 2001. This increase was partially offset by a decrease in profitability-based compensation. Employee compensation increased to 25.3% of total revenues for the three months ended March 31, 2001, from 25.2% of total revenues for the same period in 2001.

     Interest expense increased 5.8% to $12.8 million for the three months ended March 31, 2002, from $12.1 million for the same period in 2001. This increase was primarily due to additional interest charges associated with the issuance of $16.4 million of subordinated indebtedness in connection with the Bocklet acquisition in October 2001, as well as a full quarter of interest on the $9.0 million of secured demand notes assumed in connection with the RPM acquisition. Interest expense decreased to 10.5% of total revenues for the three months ended March 31, 2002, from 12.4% of total revenues for the same period in 2001.

     Exchange, clearing and brokerage fees expense increased 160.0% to $7.8 million for the three months ended March 31, 2002, from $3.0 million for the same period in 2001. This increase was primarily due to an increase in fees incurred by our clearing operations, increased principal trading volumes as a result of our 2001 acquisitions and an increase in NYSE regulatory fees based upon exchange seat use. Exchange, clearing and brokerage fees expense increased to 6.3% of total revenues for the three months ended March 31, 2002, from 3.1% of total revenues for the same period in 2001.

     Lease of exchange memberships expense increased 71.8% to $6.7 million for the three months ended March 31, 2002, from $3.9 million for the same period in 2001. This was the result of a 25-membership increase in the average number of our leased memberships for the first quarter of 2002 as compared to the first quarter of 2001. An increase in the average annual leasing cost of the memberships from approximately $312,000 to $330,000 per membership also contributed to the increase. Additionally, the increase was the result of leasing 10 additional AMEX memberships during the first quarter of 2002 as the result of our acquisition of Cranmer & Cranmer, Inc. in August 2001. Lease of exchange memberships expense increased to 5.5% of total revenues for the three months ended March 31, 2002, from 3.9% of total revenues for the same period in 2001.

     Depreciation and amortization of intangibles expense decreased 45.9% to $3.3 million for the three months ended March 31, 2002, from $6.1 million for the same period in 2001. The decrease was due to the adoption of SFAS No. 142 commencing January 1, 2002, which requires that we cease amortization of recorded goodwill and intangible assets with indefinite useful lives. Amortization made up approximately $2.6 million of the $3.3 million total, and depreciation comprised the remaining $0.7 million. Depreciation and amortization of intangibles expense decreased to 2.7% of total revenues for the three months ended March 31, 2002, from 6.3% of total revenues for the same period in 2001.

     Other expenses increased 124.2% to $7.4 million for the three months ended March 31, 2002, from $3.3 million for the same period in 2001. This increase was due to a charge related to the buyback of approximately 28,164 shares of our Series A preferred stock. The increase was also due to additional communication, occupancy and legal and professional expenses as a result of our 2001 acquisitions and the general expansion of our business.

INCOME BEFORE PROVISION FOR INCOME TAXES

     Income before provision for income taxes increased 19.7% to $53.5 million for the three months ended March 31, 2002, from $44.7 million for the same period in 2001. This increase was due to the increase in our total revenues, which was partially offset by the increase in employee compensation and related benefits expense, exchange, clearing and brokerage fees, lease of exchange memberships expense and other expenses.

INCOME TAXES

     Provision for income taxes increased 8.8% to $25.9 million for the three months ended March 31, 2002, from $23.8 million for the same period in 2001. This increase was primarily due to an increase in our profitability.

LIQUIDITY

     As of March 31, 2002, we had $1,980.9 million in assets, of which $107.1 million consisted of cash and short-term investments primarily in government obligations maturing within three months, and cash and securities segregated under federal regulations.

         In February 2002, our LaBranche & Co. LLC subsidiary extended its $200.0 million line-of-credit with a U.S. commercial bank until February 27, 2003. Borrowings under this U.S. commercial bank credit facility would be secured by our inventory of specialist stocks and would bear interest at the U.S. commercial bank's broker loan rate. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain customary covenants.

     As of March 31, 2002, the subordinated indebtedness of LaBranche & Co. LLC aggregated $66.0 million (excluding subordinated liabilities related to contributed exchange memberships) and consisted of the following:

     -    $35.0 million in senior subordinated notes,

          - $20.0 million of which were privately placed pursuant to note purchase agreements, mature on September 15, 2002 and bear interest at an annual rate of 8.17%, payable on a quarterly basis; and

          - $15.0 million of which were privately placed pursuant to note purchase agreements, mature on June 3, 2008 and bear interest at an annual rate of 7.69%, payable on a quarterly basis.

     -    $31.0 million in junior subordinated notes,

          - $8.0 million of which were issued to former limited partners, family members of former employees and former equity owners of Bocklet and their respective family members. These notes mature on varying dates ranging from the second half of 2002 and the second half of 2003 and bear interest at annual rates ranging from 8.0% to 10.0%, payable on a quarterly basis;

          - $9.0 million in secured demand note obligations which were assumed in connection with our acquisition of RPM, of which $1.0 million matures in April 2003 and $8.0 million matures in June 2003, and bear interest at variable rates, payable monthly; and

          - $14.0 million in secured demand note obligations to two former members of Bocklet which were incurred in connection with our acquisition of Bocklet, bear interest at an annual rate of 10.0% and mature in October 2002.

     Of the total $31.0 million of junior subordinated notes, $14.6 million have automatic rollover provisions, which extend their respective maturities for an additional year, unless the lender provides at least seven months' advance notice prior to maturity. LaBranche & Co. LLC also is entitled to prepay the junior subordinated notes and the secured demand note obligations without penalty under the terms of the agreements relating thereto.

     On August 24, 1999, in connection with our reorganization from partnership to corporate form, we issued a $16.0 million senior note as partial payment for the acquisition of a certain limited partnership interest in LaBranche & Co. LLC (prior to its conversion to a limited liability company). The note is payable in three annual installments and bears interest at the annual rate of 9.5%. We repaid an aggregate principal amount of $11.0 million of this note in August 2000 and 2002, and the remaining principal amount of $5.0 million, plus accrued and unpaid interest, is payable on August 24, 2002.

     As of March 31, 2002, we had an aggregate of $13.6 million of outstanding indebtedness, which we had assumed in connection with the RPM acquisition and which consisted of:

     - $3.0 million in subordinated notes issued to family members of former employees of RPM which mature between the first half of 2003 and the first half of 2006 and bear interest at annual rates ranging from 12.0% to 12.5%, payable on a quarterly basis;

     - a $295,000 promissory note which has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity, and bears interest at an annual rate of 9.0% payable on a quarterly basis;

     - $8.0 million in promissory notes issued to former RPM employees and their family members which are payable in equal annual installments on the anniversaries of issuance, mature on dates ranging from first half of 2002 to the first half of 2005, and bear interest at annual rates ranging from 8.0% to 12.0%, payable on a quarterly basis; and

     - $2.3 million in notes representing deferred compensation owed to former RPM employees which are payable in equal annual installments on the anniversaries of issuance, mature on dates ranging from the first half of 2002 to the second half of 2004 and bear interest at annual rates ranging from 9.5% to 10.0%, payable on a quarterly basis.

     In connection with our acquisition of RPM, we issued 100,000 shares of our nonconvertible Series A preferred stock to the former stockholders of RPM. Each outstanding share of our Series A preferred stock entitles the holder to cumulative preferred cash dividends at an annual rate of 8.0% of the liquidation preference per share until the fourth anniversary of the closing of the merger, 10.0% until the fifth anniversary of the closing, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter). The first payment of dividends was made on July 1, 2001. Dividends on the issued and outstanding shares of Series A preferred stock are preferred and cumulative and accrue daily from the date on which they were originally issued. On January 18, 2002, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 15, 2002, the offer expired, and on February 19, 2002, we purchased all of the approximately 28,164 shares that had been tendered for a purchase price of approximately $28.5 million, including accrued but unpaid dividends. As of March 31, 2002, 71,836 shares of our Series A preferred stock were outstanding.

     In connection with our acquisition of RPM, we succeeded to its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period. We paid $6.0 million under the deferred compensation plan in March 2002. If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in a lump sum. The amounts payable under this deferred compensation plan may be reduced to satisfy any indemnification obligations of the plan participants to us under the agreements governing our acquisition of RPM.

     In connection with our acquisition of RPM, we succeeded to its liabilities and obligations under the Robb Peck McCooey Pension Trust. The pension trust was amended prior to our acquisition of RPM to freeze all future benefit accruals as of March 15, 2001. The pension trust was terminated, effective as of August 31, 2001, and we contributed $1.2 million to the trust in May 2002 in order to fund a deficiency in the required value of the assets of the trust.

     We also assumed RPM's liabilities and obligations under its retention bonus pool. The retention bonus pool requires $9.0 million to be paid as bonus compensation on March 15, 2004 to as many as 31 former employees of RPM. The portion of this retention bonus pool payable to each of these former employees will be determined by the majority vote of a committee consisting of Robert M. Murphy, George E. Robb, Jr. and Michael LaBranche or their respective successors.

     On August 24, 1999, we issued $100.0 million aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 9.5% annually and mature in August 2004. The indenture covering the Senior Notes includes certain covenants that, among other things, limit our ability to borrow money, pay dividends on our stock or purchase our stock, make investments, engage in transactions with stockholders and affiliates, create liens on our assets, and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions.

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

     The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to our Excess Cash Flow at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his or her pro rata share based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. Excess Cash Flow is defined for this purpose as 40.0% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. In May 2001, we offered to purchase an aggregate principal amount of approximately $9.9 million of Senior Subordinated Notes pursuant to this Excess Cash Flow offer requirement and no Senior Subordinated Notes were tendered. In 2002, we were not required to make an Excess Cash Flow offer to the holders of Senior Subordinated Notes because we did not have Excess Cash Flow as of December 31, 2001, as defined for this purpose.

     As a registered broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliate or employee, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer.

     As of March 31, 2002 and December 31, 2001, LaBranche & Co. LLC's net capital, as defined under SEC Rule 15c3-1, was $459.2 million and $484.2 million, respectively, which exceeded its minimum requirements by $456.6 million and $481.4 million, respectively.

     The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of March 31, 2002, LaBranche & Co. LLC's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $466.3 million.

     Failure to maintain the required net capital and net liquid assets may subject us to suspension or revocation of SEC registration or suspension or expulsion by the NYSE.

     As a registered broker-dealer and NYSE member firm, our LFSI subsidiary also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE. Under the alternative method permitted by the rule, LFSI's minimum required net capital is equal to the greater of $250,000 or 2% of aggregate debit items, as defined. As of March 31, 2002, LFSI's net capital, as defined under SEC Rule 15c3-1, was $24.3 million and exceeded its minimum requirements by $23.4 million.

     We currently anticipate that our available cash resources will be sufficient to meet our working capital, regulatory capital and capital expenditure requirements through the end of 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A majority of our specialist related revenues are derived from trading as principal. Additionally, a high concentration of our specialist trading revenue is generated from our ten most profitable specialist stocks. However, the percentage of our specialist trading revenue generated from our ten most profitable specialist stocks has decreased to 25.1% of principal trading revenue for the quarter ended March 31, 2002 from 40.0% of principal trading revenue for the same period last year. We are not overly reliant on a particular group of specialist stocks, as the composition of our ten most profitable specialist stocks changes from year to year. We also operate a proprietary trading desk separately from our NYSE and AMEX specialist operations, whose revenues represented (0.2)% of our total revenues for the three months ended March 31, 2002 and (0.6)% of our total revenues for the same period in 2001. We may continue to incur trading losses as a result of these trading activities. These activities involve primarily the purchase, sale or short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any significant price movement in these securities could result in a reduction of our revenues and operating profits.

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

     LFSI has clearance activities that involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFSI to off-balance sheet risk in the event a customer or other broker is unable to fulfill its contractual obligations and LFSI has to purchase or sell securities at a loss. For margin transactions, LFSI may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

     LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

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


May 15, 2002                                 LABRANCHE & CO INC.


                                             By:    /s/ Harvey S. Traison
                                                    ----------------------
                                             Name:  Harvey S. Traison
                                             Title: Chief Financial Officer