Form 10-Q
period 2002-06-30
LABRANCHE & CO INC
filed 2002-08-14
CIK 1089044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                Yes /X/ No / /

The number of shares of the registrant's common stock outstanding as of August 14, 2002 was 58,988,632.

LABRANCHE & CO INC.
FORM 10-Q

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION................................................        3

   Item 1. Financial Statements.................................................        3

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS............................        3

     CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL
     CONDITION..................................................................        4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS............................        6

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................        8

   Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations....................................................       14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk...........       26

PART II    OTHER INFORMATION....................................................       27

     SIGNATURES.................................................................       29

                          PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S OMITTED EXCEPT PER SHARE DATA)

                                                          For the Three Months Ended                For the Six Months Ended
                                                                    June 30,                                June 30,
                                                        --------------------------------------------------------------------------
                                                           2002                  2001                2002                  2001
                                                        -----------           ----------          -----------           ----------
REVENUES:
         Net gain on principal transactions             $    72,731           $   89,354          $   161,855           $  170,814
         Commissions                                         22,420               16,491               43,393               28,818
         Other                                                2,957                6,916               15,540               10,889
                                                        -----------           ----------          -----------           ----------
                                   Total revenues            98,108              112,761              220,788              210,521
                                                        -----------           ----------          -----------           ----------
EXPENSES:
         Employee compensation and related benefits          31,080               27,109               62,153               51,701
         Interest                                            12,848               13,240               25,684               25,385
         Exchange, clearing and brokerage fees                9,203                6,447               16,980                9,484
         Lease of exchange memberships                        6,398                5,176               13,107                9,031
         Depreciation and amortization of intangibles         3,359               11,064                6,689               17,197
         Other                                                6,996                5,985               14,435                9,299
                                                        -----------           ----------          -----------           ----------

                                   Total expenses            69,884               69,021              139,048              122,097
                                                        -----------           ----------          -----------           ----------

Income before provision for income taxes                     28,224               43,740               81,740               88,424

PROVISION FOR INCOME TAXES                                   13,283               24,523               39,147               48,283
                                                        -----------           ----------          -----------           ----------

Net Income                                              $    14,941           $   19,217          $    42,593           $   40,141

Series A Preferred dividends and discount accretion           1,741                2,378                3,817                2,767
                                                        -----------           ----------          -----------           ----------
Net income available to common stockholders             $    13,200           $   16,839          $    38,776           $   37,374
                                                        ===========           ==========          ===========           ==========
Weighted-average shares outstanding:
     Basic                                                   58,859               57,025               58,782               53,651
     Diluted                                                 59,991               58,432               59,995               54,847


Earnings per share:
     Basic                                              $      0.22           $     0.30          $      0.66           $     0.70
     Diluted                                            $      0.22           $     0.29          $      0.65           $     0.68

         The accompanying notes are an integral part of these condensed consolidated statements.

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (000'S OMITTED EXCEPT SHARE DATA)

                                                                                                       As of
                                                                                       --------------------------------------
                                                                                        June 30, 2002      December 31, 2001
                                                                                       --------------      ------------------
                                                                                         (unaudited)            (audited)
                                     ASSETS
CASH AND CASH EQUIVALENTS                                                              $       39,919      $           52,043

CASH AND SECURITIES SEGREGATED UNDER FEDERAL REGULATIONS                                       24,116                  78,368

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                                12,019                  59,113

RECEIVABLE FROM BROKERS, DEALERS AND CLEARING ORGANIZATIONS                                   267,100                 177,506

RECEIVABLE FROM CUSTOMERS                                                                       7,162                  11,005

SECURITIES OWNED, at market value:
     Corporate equities                                                                       197,966                 156,088
     United States Government obligations                                                     322,557                 328,048
     Options and other                                                                         76,318                  69,471

COMMISSIONS RECEIVABLE                                                                          5,363                   4,971

EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value                                      31,050                  26,760

EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $97,305 and $84,453,
     respectively)                                                                             75,315                  75,315

OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     less accumulated depreciation and amortization of $6,973 and $5,485,                       6,756                   6,475
     respectively

INTANGIBLE ASSETS, net of accumulated amortization:
     Specialist Stock List                                                                    387,144                 392,332
     Trade Name                                                                                25,011                  25,011
     Goodwill                                                                                 466,231                 469,963

OTHER ASSETS                                                                                   73,131                  68,368
                                                                                       --------------      ------------------

Total assets                                                                           $    2,017,158      $        2,000,837
                                                                                       ==============      ==================



                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Payable to brokers and dealers                                                    $       43,340      $           62,879
     Payable to customers                                                                      33,734                  63,238
     Securities sold, but not yet purchased, at market value:
         Corporate equities                                                                   198,756                 131,355
         Options                                                                               64,895                  58,822
     Accrued compensation                                                                      53,850                  54,113
     Accounts payable and other accrued expenses                                               52,143                  65,813
     Income taxes payable                                                                          --                  14,753
                                                                                       --------------      ------------------
                                                                                              446,718                 450,973
                                                                                       --------------      ------------------

DEFERRED TAX LIABILITIES                                                                      169,027                 165,541
                                                                                       --------------      ------------------
LONG TERM DEBT                                                                                357,412                 363,170
                                                                                       --------------      ------------------
SUBORDINATED LIABILITIES
     Exchange memberships, at market value                                                     31,050                  26,760
     Other subordinated indebtedness                                                           66,035                  66,035
                                                                                       --------------      ------------------
                                                                                               97,085                  92,795
                                                                                       --------------      ------------------
PREFERRED STOCK, liquidation value of $1,000 per share; 10,000,000 shares authorized; 71,836 and 100,000 shares issued and outstanding as of June 30,
     2002 and December 31, 2001, respectively                                                  68,495                  94,531

COMMON STOCK, $.01 par value, 200,000,000 shares authorized;
     58,988,632 and 58,733,955 shares issued and outstanding as of June 30, 2002
     and December 31, 2001, respectively                                                          590                     587

ADDITIONAL PAID-IN-CAPITAL                                                                    672,764                 671,422
RETAINED EARNINGS                                                                             207,560                 168,780
UNEARNED COMPENSATION                                                                         (2,493)                  (6,962)
                                                                                       --------------      ------------------
                                                                                              946,916                 928,358
                                                                                       --------------      ------------------

Total liabilities and stockholders' equity                                             $    2,017,158      $        2,000,837
                                                                                       ==============      ==================

         The accompanying notes are an integral part of these condensed consolidated statements.

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                                                                 Six Months Ended
                                                                                      ----------------------------------------
                                                                                       June 30, 2002           June 30, 2001
                                                                                      ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                                         $         42,593        $         40,141

   Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization of intangibles                                            6,689                  17,197
         Amortization of bond discount and debt issuance costs                                   1,044                     857
         Compensation expense related to stock-based compensation                                1,618                   3,391
         Deferred tax provision                                                                  4,738                    (798)
         Acceleration of preferred stock discount accretion                                      1,485                      --

   Tax benefit related to employee stock transactions                                            3,733                  18,290
   Change in assets and liabilities:
         Cash and securities segregated under federal regulations                               54,252                 (85,200)
         Securities purchased under agreements to resell                                        47,094                 107,789
         Receivable from brokers, dealers and clearing organizations                           (89,594)               (211,159)
         Receivable from customers                                                               3,844                 (14,071)
         Securities owned, Corporate equities                                                  (41,878)                (39,326)
         Securities owned, United States Government obligations                                  5,491                      --
         Securities owned, Options and others                                                   (6,847)                (74,550)
         Commissions receivable                                                                   (392)                     91
         Other assets                                                                           (5,536)                (44,379)
         Payable to brokers and dealers                                                        (19,539)                 25,652
         Payable to customers                                                                  (29,505)                 76,188
         Securities sold, Corporate equities                                                    67,401                 113,179
         Securities sold, Options                                                                6,073                   1,533
         Accrued compensation                                                                     (264)                 24,935
         Accounts payable and other accrued expenses                                           (18,573)                 26,457
         Income taxes payable                                                                  (16,004)                (10,329)

                                                                                      ----------------        ----------------

                  Net cash provided by (used in) operating activities                           17,923                 (24,112)
                                                                                      ----------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Payments for office equipment and leasehold improvements                                     (1,779)                   (533)
   Net cash received from acquisitions                                                              --                  66,490
   Payment for the purchase of an exchange membership                                               --                  (2,000)
                                                                                      ----------------        ----------------

                  Net cash (used in) provided by investing activities                           (1,779)                 63,957
                                                                                      ----------------        ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from the exercise of stock options                                                   4,196                   9,409
   Payment of preferred dividends                                                               (4,300)                     --
   Payment for preferred stock buyback                                                         (28,164)                     --
                                                                                      ----------------        ----------------

                  Net cash (used in) provided by financing activities                          (28,268)                  9,409
                                                                                      ----------------        ----------------

                  (Decrease) increase in cash and cash equivalents                             (12,124)                 49,254

CASH AND CASH EQUIVALENTS, beginning of period                                                  52,043                 152,220
                                                                                      ----------------        ----------------
CASH AND CASH EQUIVALENTS, end of the period                                          $         39,919        $        201,474
                                                                                      ================        ================
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

   Interest                                                                           $         22,485        $         22,422
   Income taxes                                                                                 48,960                  45,150

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
   Acquisitions:
         Intangibles assets                                                           $             --        $        452,488
         Fair value of tangible assets acquired, other than cash                                    --                  71,555
         Deferred tax liabilities related to intangible assets                                      --                  95,995
         Other liabilities                                                                          --                  38,950
         Common stock issuance                                                                      --                 260,463
   Exercise of options granted to former RPM stockholders                                       12,367                  37,811

         The accompanying notes are an integral part of these condensed consolidated statements.

                      LaBRANCHE & CO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

     The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), LaBranche Financial Services, Inc., a New York corporation ("LFSI"), and LaBranche & Co. B.V., a Netherlands private limited liability company (collectively with the Holding Company, LaBranche and LFSI, the "Company"). The Holding Company is the sole member of LaBranche, the 100% stockholder of LFSI and the sole owner of LaBranche & Co. B.V. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities listed on the New York Stock Exchange, Inc. (the "NYSE") and as a specialist in equities and options on the American Stock Exchange (the "AMEX"). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing and other related services to its own individual customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct access floor brokerage services to institutional customers. In addition, LFSI provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. LaBranche & Co. B.V. was recently organized to represent LaBranche in European markets and to provide client services to LaBranche's European listed companies. As of December 31, 2001, Henderson Brothers, Inc. ("Henderson Brothers") and Internet Trading Technologies, Inc. ("ITTI"), former subsidiaries of the Holding Company, were merged with and into another Holding Company subsidiary, ROBB PECK McCOOEY Clearing Corporation ("RPM Clearing Corporation"), which changed its name to LFSI in January 2002.

2.   INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
     INFORMATION

     The unaudited interim condensed consolidated financial information as of June 30, 2002 and for the six months ended June 30, 2002 and 2001 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of June 30, 2002 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 15, 2002, as amended by the Company's Form 10K/A filed with the SEC on March 22, 2002. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. Under the new standard, trade name and goodwill will no longer be amortized; instead these assets will be tested at least annually for impairment by applying a fair-value based test. The specialist stock lists will continue to be amortized over their respective lives. Accordingly, effective January 1, 2002, the Company has ceased amortization of goodwill and trade name and the amortization expense for these intangible assets is no longer included in the results of operations. During the second quarter of 2002, the Company performed the required impairment tests of goodwill as of December 31, 2001 and determined that there was no impairment. However, it is possible that in the future, after periodic testing, the Company may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in its financial statements.

     The reported net earnings and EPS, as adjusted to exclude amortization of goodwill and trade name, are set forth below (000's omitted):

                                              Three Months Ended   Three Months Ended       Six Months Ended    Six Months Ended
                                                 June 30, 2002       June 30, 2001            June 30, 2002       June 30, 2001
                                              ------------------   ------------------       -----------------   -----------------
Net income available to common
     stockholders, as reported                $           13,200   $           16,839       $          38,776   $          37,374
Net income available to common
     stockholders, as adjusted                            13,200               24,886                  38,776              49,809

EPS, as reported
     Basic                                    $             0.22   $             0.30       $            0.66   $            0.70
     Diluted                                                0.22                 0.29                    0.65                0.68
EPS, as adjusted
     Basic                                    $             0.22   $             0.44       $            0.66   $            0.93
     Diluted                                                0.22                 0.43                    0.65                0.91

     Under the new standard, the specialist stock lists will continue to be amortized. The gross carrying amount, accumulated amortization and net carrying amount of the specialist stock lists are set forth below (000's omitted):

                                                    As of June 30, 2002     As of December 31, 2001
                                                    -------------------     -----------------------
     Gross carrying amount                          $           406,190     $               406,190
     Accumulated amortization                                   (19,046)                    (13,858)
                                                    -------------------     -----------------------
     Net carrying amount                            $           387,144     $               392,332
                                                    ===================     =======================

     Amortization expense associated with the specialist stock lists was $2.6 million and $5.2 million for the three months and six months ended June 30, 2002, respectively, and $2.3 million and $3.7 million for the three months and six months ended June 30, 2001, respectively. Estimated amortization expense for the existing specialist stock lists is $10.4 million for each of the fiscal years ending December 31, 2002 through December 31, 2006.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 144 did not have a material impact on the Company's condensed consolidated financial information.

4.   INCOME TAXES

     The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to stock-based compensation, amortization periods of certain intangibles and differences between the financial and tax basis of assets acquired. The Company's effective tax rate differs from the federal statutory rate primarily due to its non-deductible amortization of intangible assets and the effects of state and local taxes in 2002 and 2001. The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000's omitted):

                                           Three Months Ended     Three Months Ended     Six Months Ended     Six Months Ended
                                              June 30, 2002          June 30, 2001         June 30, 2002         June 30, 2001
                                           -------------------   --------------------   ------------------    -----------------
Current federal, state and local taxes     $            13,708   $             25,528   $           34,409    $          49,081

Deferred tax (benefit)/provision                          (425)                (1,005)               4,738                 (798)
                                           -------------------   --------------------   ------------------    -----------------
      Total provision for income taxes     $            13,283   $             24,523   $           39,147    $          48,283
                                           ===================   ====================   ==================    =================

5.   REGULATORY REQUIREMENTS

     As a specialist and member of the NYSE, LaBranche is subject to SEC Rule 15c3-1 adopted and administered by the NYSE. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

     As of June 30, 2002 and December 31, 2001, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $450.1 million and $484.2 million, respectively. As of those dates LaBranche exceeded the minimum requirements by $446.4 million and $481.4 million, respectively. LaBranche's aggregate indebtedness to net capital ratio on those dates was .12 to 1 and .09 to 1, respectively.

     The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

     As of June 30, 2002 and December 31, 2001, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $470.6 million and $491.5 million, respectively.

     As a registered broker-dealer and NYSE member firm, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the NYSE. Under the alternative method permitted by the rule, the minimum required net capital for LFSI is equal to the greater of $250,000 or 2% of aggregate debit items, as defined.

     As of June 30, 2002, LFSI's net capital as defined under SEC Rule 15c3-1 was $22.9 million and exceeded minimum requirements by $22.2 million. As of December 31, 2001, the combined net capital of Henderson Brothers and RPM Clearing Corporation as defined under SEC Rule 15c3-1 was $20.5 million, which exceeded minimum requirements by $19.7 million.

6.   COMMITMENTS

     Minimum rental commitments under existing non-cancelable leases for office space and equipment are as follows:

             Year Ending December 31,:
             -------------------------
                       2002                     $    1,623,709
                       2003                          2,964,575
                       2004                          2,478,948
                       2005                          2,409,777
                       2006                          1,629,679
                    Thereafter                       1,351,345

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

     The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):

                                            Three Months        Three Months        Six Months        Six Months
                                              Ended                 Ended             Ended             Ended
                                           June 30, 2002        June 30, 2001     June 30, 2002      June 30, 2001
                                         ------------------    ---------------  -----------------  -----------------
Net income                               $           14,941    $        19,217  $          42,593  $          40,141
Less preferred dividends and
  accretion                                           1,741              2,378              3,817              2,767
                                         ------------------    ---------------  -----------------  -----------------
Numerator for basic and
  diluted earnings per common
  share - net income available
  to common stockholders                 $           13,200    $        16,839  $          38,776  $          37,374
Denominator for basic
  earnings per share -
  weighted-average number
  of common shares                                   58,859             57,025             58,782             53,651
Dilutive Shares
    Stock options                                       684                965                761                745
    Restricted stock                                     32                 87                 36                 94
    Restricted stock units                              416                355                416                357
                                         ------------------    ---------------  -----------------  -----------------
Denominator for diluted
  Earnings per share -
  Weighted-average number
   of common shares                                  59,991             58,432             59,995             54,847

Basic earnings per share                 $             0.22    $          0.30  $            0.66  $            0.70

Diluted earnings per share               $             0.22    $          0.29  $            0.65  $            0.68

     The exercise prices for options to purchase an aggregate of 1,732,500 shares of common stock exceeded the average market price of the Company's common stock for the three and six months ended June 30, 2002. Accordingly the calculation of diluted earnings per share does not include the antidilutive effect of these options for the three and six months ended June 30, 2002.

8.   EMPLOYEE INCENTIVE AWARDS

     On January 17, 2002 options to purchase an aggregate of 1,470,000 shares of common stock were granted to employees of the Company at a purchase price of $35.00 per share. These options are subject to continuing service with the Company and other restrictions and one third are exercisable on the second anniversary of issuance and the remaining two thirds will become exercisable on the third anniversary of issuance. These options will generally expire ten years from the date of grant, unless sooner terminated or exercised. Pursuant to APB No. 25, no compensation expense was recognized on the date of grant, since these options had no intrinsic value.

     On July 20, 2001, the Board of Directors approved, subject to the subsequent approval of the Company's stockholders, an increase in the number of shares of the Company's common stock available for issuance under the Equity Incentive Plan by an additional 3,000,000 shares. This increase was approved by a majority of the stockholders of the Company at its annual meeting of stockholders on May 21, 2002.

     On May 1, 2002, restricted stock units with respect to 20,000 shares of the Company's common stock were granted to an employee with an issue cost of $0 to the employee and a fair market value of $27.28 per share. The restricted stock units, which are subject to continuing service with the Company and other restrictions, will vest in three installments on January 1, 2003, 2004 and 2005. Compensation expense is being recognized over the 32-month vesting period on a straight-line basis.

9.   REPURCHASE OF PREFERRED STOCK

     During January 2002, the Company offered to repurchase up to 30,000 shares of its outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 15, 2002, the offer expired, and on February 19, 2002, the Company purchased all of the approximately 28,164 shares that had been tendered for approximately $28.5 million, including accrued but unpaid dividends. As a result of the purchase, the Company recorded a one-time expense due to the acceleration of the discount accretion on the shares purchased of approximately $1.5 million, which was included in other expenses.

10.  SUBSEQUENT EVENTS

     On August 7, 2002, the Company issued to RPM Nautical Foundation, Inc. ("RPM Nautical"), a non-profit organization of which George E. Robb, Jr., a member of the Company's Board of Directors, is a founder and director, subordinated notes in the aggregate principal amount of $8,000,000 (the "Notes") in exchange for the 8,000 shares of the Company's Series A Preferred Stock then held by RPM Nautical. The Notes accrue interest at the rate of 10% per year until August 7, 2003 and at the rate of 9% per year thereafter. The principal amount of the Notes, together with all accrued and unpaid interest, is due on August 7, 2007. The Company also paid to RPM Nautical in cash the amount of accrued and unpaid dividends with respect to the shares of the Company's Series A Preferred Stock held by RPM Nautical as of August 6, 2002.

     On July 18, 2002, the Company established a Nominating and Corporate Governance Committee consisting solely of independent directors. In addition, on July 18, 2002, Michael LaBranche resigned from the Company's Compensation Committee. The Compensation Committee is now composed only of independent directors.

     On July 18, 2002, the Board of Directors approved and adopted the Company's Business Policies and Code of Conduct (the "Business Code"). The Business Code was adopted in an attempt to assure that the Company's employees adhere to the highest professional standards, and the Business Code is consistent with recent corporate governance reform proposals and federal legislation which require, among other things, that listed companies adopt and maintain a code of business conduct and ethics for directors, officers and employees.

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

REVENUES

     Our revenues consist primarily of net gain earned from principal transactions in securities for which we act as specialist, and commissions revenue earned from specialist and clearance activities. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks and options. Commissions revenue consists of fees we earn when our specialists act as agents to match buyers and sellers for limit orders executed by us on behalf of brokers or other trading professionals after a specified period of time; we do not earn commissions when we match market orders. In addition, commissions revenue includes fees charged to customers for execution and clearance activities by our subsidiary, LaBranche Financial Services, Inc. ("LFSI"). Other revenue consists of proprietary trading gains or losses, appreciation or depreciation of our nonmarketable investments, interest income, and fees charged to customers for use of the front-end order execution system developed by LFSI. For the three months ended June 30, 2002, net gain on principal transactions represented 74.1% of our total revenues, commissions revenue represented 22.9% of our total revenues, and other revenues represented 3.0% of our total revenues. For the six months ended June 30, 2002, net gain on principal transactions represented 73.3% of our total revenues, commissions revenue represented 19.7% of our total revenues, and other revenues represented 7.0% of our total revenues.

EXPENSES

     Our largest operating expense is employee compensation and related benefits, which primarily consist of salaries, wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid to managing directors, trading professionals and other employees based on our profitability.

RECENT DEVELOPMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. Under the new standard, trade name and goodwill will no longer be amortized, instead these assets will be tested at least annually for impairment by applying a fair-value based test. Our acquired specialist stock lists will continue to be amortized over their respective lives. During the second quarter of 2002, a fair value analysis of our acquired intangible assets as of December 31, 2001 has concluded that the value of these assets has not been impaired. We will continue to perform the required impairment tests on our intangible assets to determine if there is a need to write down their value. Although we do not expect to incur any impairment of our acquired intangible assets, it is possible that in the future the carrying value of our acquired goodwill and intangible assets may be reduced.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 144 has not had an impact on our condensed consolidated financial information.

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

     Our balance sheet contains significant intangible assets. These intangible assets are comprised of the specialist stock lists, trade name and goodwill acquired in connection with our various acquisitions and the limited partner buyout that occurred in connection with our reorganization from partnership to corporate form in August 1999. The specialist stock lists are being amortized on a straight-line basis over 15 to 40 years. The allocations of purchase price for these assets and the determinations of their respective useful lives were based on independent appraisals for all acquisitions through March 2001. The useful lives of our acquired specialist stock lists were determined based on an analysis of the historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price to the acquired intangible assets and the determinations of their respective useful lives were based on management's analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared to the results of the independent appraisals conducted in connection with our acquisitions prior to March 2001.

     As discussed under "Recent Developments," with the implementation of SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite useful lives, which includes goodwill and trade name. During the second quarter of 2002, a fair value analysis of our acquired intangible assets as of December 31, 2001 has concluded that the value of these assets has not been impaired. We will continue to perform periodic impairment tests on these assets to determine if there is a need to write down their value. Although we do not expect to incur any impairment of our intangible assets, it is possible that in the future the carrying value of our acquired goodwill and intangible assets may be reduced.

REPURCHASE OF OUR PREFERRED STOCK

     On January 18, 2002, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 15, 2002, the offer expired, and on February 19, 2002, we purchased all of the approximately 28,164 shares that had been tendered for approximately $28.5 million, including accrued but unpaid dividends. As a result of the purchase, we recorded a one-time expense due to the acceleration of the discount accretion on the shares purchased of approximately $1.5 million, which was included in other expenses.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES

     Total revenues decreased 13.0% to $98.1 million for the three months ended June 30, 2002, from $112.8 million for the same period in 2001, due to decreases in net gain on principal transactions and other revenue, which were partially offset by an increase in commissions. Net gain on principal transactions decreased 18.7% to $72.7 million for the three months ended June 30, 2002, from $89.4 million for the same period in 2001. This decrease was the result of unfavorable market conditions during the second quarter of 2002 as compared to the second quarter of 2001. During the second quarter of 2002, the aggregate share volume of our specialist stocks traded on the NYSE increased 29.5% to 25.0 billion shares from 19.3 billion shares for the same period in 2001, while the aggregate dollar volume of our specialist stocks traded on the NYSE increased 2.2% to $692.6 billion for the second quarter 2002 from $677.9 billion for the same period in 2001, indicating the lower average share prices of our listed company stocks. Notwithstanding these unfavorable market conditions, we were required to fulfill our obligation as a specialist to minimize short-term imbalances between supply and demand and maintain fair and orderly markets in our listed company stocks. Our share volume as principal increased 30.9%
to 8.9 billion shares for the three months ended June 30, 2002, from 6.8 billion shares for the same period in 2001.

     Commissions revenue increased 35.8% to $22.4 million for the three months ended June 30, 2002, from $16.5 million for the same period in 2001. This increase was primarily due to an increase in commissions revenue earned by LFSI for execution and clearing services to $9.4 million for the three months ended June 30, 2002 from $6.1 million for the same period in 2001, as a result of the expansion of LFSI's business. In addition, floor brokerage income from our LaBranche & Co. LLC subsidiary increased to $13.0 million from $10.4 million as a result of increased share volume executed by us as agent, as well as the impact of our acquisitions in 2001, which increased the number of our specialist stocks. The share volume executed by us as agent in our specialist stocks increased by 33.3% to 2.0 billion shares for the three months ended June 30, 2002, from 1.5 billion shares for the same period in 2001.

     Other revenue decreased 56.5% to $3.0 million for the three months ended June 30, 2002, from $6.9 million for the same period in 2001. This decrease was primarily due to the decrease in interest income as a result of significantly lower interest rates for both stock borrow transactions and liquidity investments. In addition, the decrease was also due to a decrease in proprietary trading revenues.

EXPENSES

     Total expenses before provision for income taxes increased 1.3% to $69.9 million for the three months ended June 30, 2002, from $69.0 million for the same period in 2001.

     Employee compensation and related benefits expense increased 14.8% to $31.1 million for the three months ended June 30, 2002, from $27.1 million for the same period in 2001. This increase was primarily due to our 2001 acquisitions, which increased our average headcount by approximately 70 individuals for the three months ended June 30, 2002 as compared to the same period in 2001. Employee compensation and related benefits expense increased to 31.7% of total revenues for the three months ended June 30, 2002, from 24.0% of total revenues for the same period in 2001.

     Interest expense decreased 3.0% to $12.8 million for the three months ended June 30, 2002, from $13.2 million for the same period in 2001. The lower interest payments were the result of the scheduled repayment of indebtedness. Interest expense increased to 13.1% of total revenues for the three months ended June 30, 2002, from 11.7% of total revenues for the same period in 2001.

     Exchange, clearing and brokerage fees expense increased 43.8% to $9.2 million for the three months ended June 30, 2002, from $6.4 million for the same period in 2001. This increase was primarily due to an increase in clearing and execution fees incurred by LFSI. Exchange, clearing and brokerage fees expense increased to 9.4% of total revenues for the three months ended June 30, 2002, from 5.7% of total revenues for the same period in 2001.

     Lease of exchange memberships expense increased 23.1% to $6.4 million for the three months ended June 30, 2002, from $5.2 million for the same period in 2001. This increase was the result of our leasing approximately 10 additional NYSE and 10 additional AMEX memberships during the second quarter of 2002 as compared to the second quarter of 2001. The additional NYSE and AMEX membership leases were attributable to acquisitions during the second half of 2001. An increase in the average annual leasing cost of the NYSE memberships from approximately $312,000 to $330,000 per membership also contributed to the increase. The increase was partially offset by a decrease in the average annual seat rental cost on the AMEX from approximately $140,000 during the second quarter of 2001 to approximately $65,000 during the second quarter of 2002. Lease of exchange memberships expense increased to 6.5% of total revenues for the three months ended June 30, 2002, from 4.6% of total revenues for the same period in 2001.

     Depreciation and amortization of intangibles expense decreased 69.4% to $3.4 million for the three months ended June 30, 2002, from $11.1 million for the same period in 2001. The decrease was due to the adoption of SFAS No. 142 commencing January 1, 2002, which requires that we cease amortization of acquired goodwill and intangible assets with indefinite useful lives. Amortization of intangibles expense amounted to approximately $2.6 million, and depreciation amounted to approximately $0.8 million. Depreciation and amortization of intangibles expense decreased to 3.4% of total revenues for the three months ended June 30, 2002, from 9.8% of total revenues for the same period in 2001.

     Other expenses increased 16.7% to $7.0 million for the three months ended June 30, 2002, from $6.0 million for the same period in 2001. The increase was due to additional occupancy, communication, legal and professional expenses as a result of the general expansion of our business and the enhanced services we provide to our listed companies.

INCOME BEFORE PROVISION FOR INCOME TAXES

     Income before provision for income taxes decreased 35.5% to $28.2 million for the three months ended June 30, 2002, from $43.7 million for the same period in 2001. This decrease was due to the decrease in our total revenues, as well as the increase in employee compensation and related benefits expense, exchange, clearing and brokerage fees and lease of exchange memberships expense, which were partially offset by the decrease in depreciation and amortization expenses.

INCOME TAXES

     Provision for income taxes decreased 45.7% to $13.3 million for the three months ended June 30, 2002, from $24.5 million for the same period in 2001. This decrease was primarily due to the decline in our profitability.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES

     Total revenues increased 4.9% to $220.8 million for the six months ended June 30, 2002, from $210.5 million for the same period in 2001, due to increases in commissions and other revenue, which were offset by a decrease in net gain on principal transactions. Net gain on principal transactions decreased 5.2% to $161.9 million for the six months ended June 30, 2002, from $170.8 million for the same period in 2001. This decrease was the result of unfavorable market conditions, during which the average price of our listed company stocks decreased while we were required to fulfill our obligation as specialist to minimize short-term imbalances between supply and demand and maintain fair and orderly markets in our listed company stocks. The decrease was offset by a full six months of revenues from our 2001 acquisitions. Our total share volume as principal increased 41.6% to 17.7 billion shares for the six months ended June 30, 2002, from 12.5 billion shares for the same period in 2001.

     Commissions revenue increased 50.7% to $43.4 million for the six months ended June 30, 2002, from $28.8 million for the same period in 2001. This increase was primarily due to an increase in commissions revenue earned by LFSI for execution and clearing services to $17.2 million for the six months ended June 30, 2002 from $8.2 million for the same period in 2001. The increase in commissions revenue at LFSI was the result of having a full six months of revenues from our former ROBB PECK McCOOEY Clearing Corporation ("RPM Clearing Corporation") subsidiary, which was acquired on March 15, 2001 and changed its name to LFSI in January 2002. In addition, commission income from our LaBranche & Co. LLC subsidiary increased to $26.2 million from $20.6 million as a result of increased share volume executed by us as agent, as well as the impact of our 2001 acquisitions, which increased the number of our specialist stocks. The total share volume executed by us as agent in our specialist stocks increased by 37.9% to 4.0 billion shares for the six months ended June 30, 2002, from 2.9 billion shares for the same period in 2001.

     Other revenue increased 42.2% to $15.5 million for the six months ended June 30, 2002, from $10.9 million for the same period in 2001. This increase was primarily due to the appreciation of approximately $9.4 million in the value of our minority position in Lava Trading Inc. ("Lava"). The recognition of this increase in the value of our investment in Lava was the result of Lava's private placement of securities on March 29, 2002. Lava Trading Inc. provides market data distribution, trading technology, electronic communications networks and exchange connectivity for NASDAQ market makers, broker-dealers and large institutional investors. The increase in other revenue due primarily to our investment in Lava was partially offset by the decrease in interest income as a result of significantly lower interest rates for our short to medium term investments, as well as decreases in our proprietary trading revenues.

EXPENSES

     Total expenses before provision for income taxes increased 13.8% to $139.0 million for the six months ended June 30, 2002, from $122.1 million for the same period in 2001.

     Employee compensation and related benefits expense increased 20.3% to $62.2 million for the six months ended June 30, 2002, from $51.7 million for the same period in 2001. This increase was primarily due to our 2001 acquisitions, which increased our average headcount by approximately 135 individuals for the six months ended June 30, 2002 as compared to the same period in 2001. This increase was partially offset by a decrease in incentive-based compensation. Employee compensation and related benefits expense increased to 28.2% of total revenues for the six months ended June 30, 2002, from 24.6% of total revenues for the same period in 2001.

     Interest expense increased 1.2% to $25.7 million for the six months ended June 30, 2002, from $25.4 million for the same period in 2001. This increase was primarily due to additional interest charges associated with the issuance of $16.4 million of subordinated indebtedness in connection with the Bocklet acquisition in October 2001, as well as a full six months of interest on the $9.0 million of secured demand notes assumed in connection with our 2001 acquisitions. The increase in interest expense was partially offset by scheduled repayments of indebtedness from June 30, 2001 through June 30, 2002. Interest expense decreased to 11.6% of total revenues for the six months ended June 30, 2002, from 12.1% of total revenues for the same period in 2001.

     Exchange, clearing and brokerage fees expense increased 78.9% to $17.0 million for the six months ended June 30, 2002, from $9.5 million for the same period in 2001. This increase was primarily due to increased clearing and execution volume and a full six months of fees at our clearing operations, increased principal trading volumes as a result of our 2001 acquisitions and an increase in NYSE regulatory fees based on exchange membership use. Exchange, clearing and brokerage fees expense increased to 7.7% of total revenues for the six months ended June 30, 2002, from 4.5% of total revenues for the same period in 2001.

     Lease of exchange memberships expense increased 45.6% to $13.1 million for the six months ended June 30, 2002, from $9.0 million for the same period in 2001. This increase was the result of an increase of 19 in the average number of our leased memberships for the six months ended June 30, 2002 as compared to the same period in 2001. An increase in the average annual leasing cost of the memberships from approximately $312,000 to $330,000 per membership also contributed to the increase. Additionally, the increase was the result of leasing 10 additional AMEX memberships during the first six months of 2002, as compared to the first six months of 2001. These additional AMEX membership leases arose out of our acquisition of Cranmer & Cranmer, Inc. in August 2001. Lease of exchange memberships expense increased to 5.9% of total revenues for the six months ended June 30, 2002, from 4.3% of total revenues for the same period in 2001.

     Depreciation and amortization of intangibles expense decreased 61.0% to $6.7 million for the six months ended June 30, 2002, from $17.2 million for the same period in 2001. The decrease was due to the adoption of SFAS No. 142 commencing January 1, 2002, which requires that we cease amortization of acquired goodwill and intangible assets with indefinite useful lives. Amortization of intangibles expense amounted to approximately $5.2 million, and depreciation amounted to approximately $1.5 million. Depreciation and amortization of intangibles expense decreased to 3.0% of total revenues for the six months ended June 30, 2002, from 8.2% of total revenues for the same period in 2001.

     Other expenses increased 54.8% to $14.4 million for the six months ended June 30, 2002, from $9.3 million for the same period in 2001. This increase was due to a $1.5 million charge related to the buyback of approximately 28,164 shares of our Series A preferred stock, and additional communication, occupancy and legal and professional expenses as a result of the general expansion of our business and our 2001 acquisitions.

INCOME BEFORE PROVISION FOR INCOME TAXES

     Income before provision for income taxes decreased 7.6% to $81.7 million for the six months ended June 30, 2002, from $88.4 million for the same period in 2001. This decrease was due to the increase in employee compensation and related benefits expense, exchange, clearing and brokerage fees and lease of exchange memberships expense, which was partially offset by the increase in our total revenues and the decrease in depreciation and amortization expenses.

INCOME TAXES

     Provision for income taxes decreased 19.0% to $39.1 million for the six months ended June 30, 2002, from $48.3 million for the same period in 2001. This decrease was primarily due to the decline in our profitability.

LIQUIDITY

     As of June 30, 2002, we had $2,017.2 million in assets, of which $76.1 million consisted of cash, short-term investments in government obligations with original maturities within three months, cash and securities segregated under federal regulations and overnight repurchase agreements.

     In February 2002, our LaBranche & Co. LLC subsidiary extended its $200.0 million committed line-of-credit with a U.S. commercial bank until February 27, 2003. Borrowings under this U.S. commercial bank credit facility would be secured by our inventory of specialist stocks and would bear interest at the U.S. commercial bank's broker loan rate. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain customary covenants.

     As of June 30, 2002, the subordinated indebtedness of LaBranche & Co. LLC aggregated $66.0 million (excluding subordinated liabilities related to contributed exchange memberships) and consisted of the following:

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

     -    $31.0 million in junior subordinated notes,

          - $8.0 million of which were issued to former limited partners, family members of former employees and former equity owners of Bocklet and their respective family members. These notes mature on varying dates ranging from the second half of 2002 and the first half of 2004 and bear interest at annual rates ranging from 8.0% to 10.0%, payable on a quarterly basis;

          - $9.0 million in secured demand note obligations which were assumed in connection with our March 2001 acquisition of ROBB PECK McCOOEY Financial Services, Inc. ("RPM"), of which $1.0 million matures in April 2003 and $8.0 million matures in June 2003, and bear interest at variable rates, payable monthly; and

          - $14.0 million in secured demand note obligations to two former members of Bocklet & Company, LLC ("Bocklet"), which were incurred in connection with our acquisition of Bocklet in October 2001, bear interest at an annual rate of 10.0% and mature in October 2002.

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

     On August 24, 1999, in connection with our reorganization from partnership to corporate form, we issued a $16.0 million senior note as partial payment for the acquisition of a certain limited partnership interest in LaBranche & Co. LLC (prior to its conversion to a limited liability company). The note is payable in three annual installments and bears interest at the annual rate of 9.5%. We repaid an aggregate principal amount of $11.0 million of this note in August 2000 and 2001, and the remaining principal amount of $5.0 million, plus accrued and unpaid interest, is payable on August 24, 2002.

     As of June 30, 2002, we had an aggregate of $12.7 million of outstanding indebtedness, which we had assumed in connection with the RPM acquisition and which consisted of:

     - $3.0 million in subordinated notes which were issued to family members of former employees of RPM and which mature in the first half of 2003 and in the first half of 2006 and bear interest at annual rates of 12.0% and 12.5%, payable on a quarterly basis;

     - a $295,000 promissory note which has an automatic rollover provision that extends the maturity for an additional year, unless the lender provides notice at least 30 days prior to maturity, and bears interest at an annual rate of 9.0% payable on a quarterly basis;

     - $7.5 million in promissory notes issued to former RPM employees and their family members which are payable in equal annual installments on the anniversaries of issuance, mature on dates ranging from the second half of 2002 to the first half of 2005, and bear interest at annual rates ranging from 8.0% to 12.0%, payable on a quarterly basis; and

     - $1.9 million in notes representing deferred compensation owed to former RPM employees which are payable in equal annual installments on the anniversaries of issuance, mature on dates ranging from the second half of 2002 to the second half of 2004 and bear interest at annual rates ranging from 9.5% to 10.0%, payable on a quarterly basis.

     In connection with our acquisition of RPM, we issued 100,000 shares of our nonconvertible Series A preferred stock to the former stockholders of RPM. Each outstanding share of our Series A preferred stock entitles the holder to cumulative preferred cash dividends at an annual rate of 8.0% of the liquidation preference per share until the fourth anniversary of the closing of the merger, 10.0% until the fifth anniversary of the closing, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter). The first payment of dividends was made on July 1, 2001. Dividends on the issued and outstanding shares of Series A preferred stock are preferred and cumulative and accrue daily from the date on which the shares were originally issued. On January 18, 2002, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 15, 2002, the offer expired, and on February 19, 2002, we purchased all of the approximately 28,164 shares that had been tendered for a purchase price of approximately $28.5 million, including accrued but unpaid dividends. As of June 30, 2002, 71,836 shares of our Series A preferred stock were outstanding.

     In connection with our acquisition of RPM, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. We paid $6.0 million in deferred compensation plan benefits in March 2002. During April 2002, the following plan year, we paid approximately $1.2 million in deferred compensation plan benefits. If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in a lump sum. The amounts payable under this deferred compensation plan may be reduced to satisfy any indemnification obligations of the plan participants to us under the agreements governing our acquisition of RPM.

     In connection with our acquisition of RPM, we assumed its liabilities and obligations under the Robb Peck McCooey Pension Trust. The pension trust was amended prior to our acquisition of RPM to freeze all future benefit accruals as of March 15, 2001. The pension trust was terminated, effective as of August 31, 2001, and we contributed $1.2 million to the trust in May 2002 in order to fund a deficiency in the required value of the assets of the trust.

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

     The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to our Excess Cash Flow during the preceding fiscal year at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his or her pro rata share based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. Excess Cash Flow is defined for this purpose as 40.0% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. In May 2001, we offered to purchase an aggregate principal amount of approximately $9.9 million of Senior Subordinated Notes pursuant to this Excess Cash Flow offer requirement and no Senior Subordinated Notes were tendered. In 2002, we were not required to make an Excess Cash Flow offer to the holders of Senior Subordinated Notes because we did not have Excess Cash Flow as of December 31, 2001, as defined for this purpose.

     As a registered broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliate or employee, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliate or employee, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less amount of minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer.

     As of June 30, 2002, LaBranche & Co. LLC's net capital, as defined under SEC Rule 15c3-1, was $450.1 million, which exceeded its minimum requirement by $446.4 million.

     The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of June 30, 2002, LaBranche & Co. LLC's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $470.6 million.

     Failure to maintain the required net capital and net liquid assets may subject LaBranche & Co. LLC to suspension or revocation of its SEC registration or suspension or expulsion by the NYSE.

     As a registered broker-dealer and NYSE member firm, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE. Under the alternative method permitted by the rule, LFSI's minimum required net capital is equal to the greater of $250,000 or 2% of aggregate debit items, as defined. As of June 30, 2002, LFSI's net capital, as defined under SEC Rule 15c3-1, was $22.9 million and exceeded its minimum requirement by $22.2 million.

     We currently anticipate that our available cash resources will be sufficient to meet our working capital, regulatory capital and capital expenditure requirements through the end of 2002.

CREDIT RATINGS

     Our $100.0 million Senior Notes and our $250.0 million Senior Subordinated Notes were both sold to public investors on their respective issuance dates. The following table sets forth the credit ratings on both of these issues as of June 30, 2002:

                                   Moody's Investors Services    Standard & POOR'S
                                   --------------------------    -----------------
     Senior Notes                             Baa3                      BB+

     Senior Subordinated Notes                 Ba1                      BB-

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     A majority of our specialist related revenues are derived from trading as principal. Additionally, a high concentration of our specialist trading revenue is generated from our 25 most profitable specialist stocks. However, the percentage of our specialist trading revenue generated from our 25 most profitable specialist stocks has decreased to 48.5% of principal trading revenue for the quarter ended June 30, 2002 from 50.2% of principal trading revenue for the same period last year. We are not overly reliant on a particular group of specialist stocks, as the composition of our ten most profitable specialist stocks changes from year to year. We also operate a proprietary trading desk separately from our NYSE and AMEX specialist operations. Its revenues represented (.05)% of our total revenues for the six months ended June 30, 2002 and .04% of our total revenues for the same period in 2001. We may continue to incur trading losses as a result of these trading activities. These activities involve primarily the purchase, sale and short sale of securities for our own account. These activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any significant price movement in these securities could result in a reduction of our revenues and operating profits.

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

     LFSI's clearance activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFSI to off-balance sheet risk in the event a customer or other broker is unable to fulfill its contractual obligations and LFSI has to purchase or sell securities at a loss. For margin transactions, LFSI may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

     LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

PART II   OTHER INFORMATION

ITEM 3.   LEGAL PROCEEDINGS

     The Company and, in particular, certain of the business operations conducted by RPM Clearing Corporation, have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Stockholders was held on May 21, 2002. The following proposals were adopted by the margins indicated:

     1. To elect three Class III directors, each of whom is to serve for a term of three years.

                                                  Number of Shares
                                              For             Withheld Authority
          E. Margie Filter               46,407,124                 929,689
          Thomas E. Dooley               46,407,174                 929,639
          Harvey S. Traison              42,004,752               5,332,061

     2. To approve an amendment to the Company's Equity Incentive Plan which increases the number of shares of common stock available for issuance thereunder by 3,000,000 shares to 7,687,500 shares.

          For                            32,387,609
          Against                         8,577,317
          Abstain                            31,181

ITEM 5.   OTHER INFORMATION.

     We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including: a decrease in trading volume on the New York Stock Exchange or the American Stock Exchange, excessive volatility in the equity securities market and changes in the value of its securities positions. As a result of these and other factors, the Company may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect its business, financial condition, operating results, and stock price. An investment in the

Company involves various risks, including those mentioned above and those that are detailed from time to time in the Company's SEC filings.

     Certain statements contained in this report, including without limitation, statements containing the words "believes," "intends," "expects," "anticipates" and words of similar import, also may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that any such forward-looking statements are not guarantees of future performance, and since such statements involve risks and uncertainties, the actual results and performance of the Company and the specialist industry may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company also disclaims any obligation to update its view of any such risks or uncertainties or to publicly announce the result of any revisions to the forward-looking statements made in this report.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    EXHIBITS.

          10.1  Amendment No. 1 to the LaBranche & Co Inc. Equity Incentive Plan

     (b)    REPORTS ON FORM 8-K.

          On May 20, 2002, the Company filed a Form 8-K, with respect to the change of its independent accountants from Arthur Andersen LLP to KPMG LLP, under Item 4 of Form 8-K.

                All other items of this report are inapplicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



August 14, 2002                       LABRANCHE & CO INC.


                                      By:    /s/ Harvey S. Traison
                                             ------------------------------
                                      Name:  Harvey S. Traison
                                      Title: Chief Financial Officer