Form 10-Q
period 2002-09-30
LABRANCHE & CO INC
filed 2002-11-14
CIK 1089044

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

         Yes [X]              No [ ]

The number of shares of the registrant's common stock outstanding as of November 14, 2002 was 59,500,148.

LABRANCHE & CO INC.

FORM 10-Q

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION............................................3

   Item 1.   Financial Statements.............................................3

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS..................3

             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION.........4

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS..................6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.............8

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................16

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk.......29

PART II      OTHER INFORMATION................................................32

             SIGNATURES.......................................................34

             CERTIFICATIONS...................................................35

                                           PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (000'S OMITTED EXCEPT PER SHARE DATA)

                                                       For the Three Months Ended  For the Nine Months Ended
                                                       --------------------------  -------------------------
                                                              September 30,               September 30,
                                                           2002          2001          2002          2001
                                                         --------      --------      --------      --------
REVENUES:
  Net gain on principal transactions                     $ 93,829      $ 71,267      $255,684      $242,081
  Commissions                                              24,383        14,784        67,776        43,602
  Other                                                        53         3,069        15,593        13,958
                                                         --------      --------      --------      --------
      Total revenues                                      118,265        89,120       339,053       299,641
                                                         --------      --------      --------      --------
EXPENSES:
  Employee compensation and related benefits               36,085        22,993        98,238        74,694
  Interest                                                 12,554        13,435        38,238        38,820
  Exchange, clearing and brokerage fees                    11,105         6,281        28,085        15,765
  Lease of exchange memberships                             6,380         5,178        19,487        14,209
  Depreciation and amortization of intangibles              3,366        11,004        10,055        28,201
  Other                                                     8,092         5,612        22,527        14,911
                                                         --------      --------      --------      --------
      Total expenses                                       77,582        64,503       216,630       186,600
                                                         --------      --------      --------      --------

Income before provision for income taxes                   40,683        24,617       122,423       113,041

Provision for income taxes                                 19,306        13,379        58,453        61,662
                                                         --------      --------      --------      --------

Net Income                                               $ 21,377      $ 11,238      $ 63,970      $ 51,379


Series A Preferred dividends and discount accretion         1,600         2,353         5,417         5,119
                                                         --------      --------      --------      --------

Net income available to common stockholders              $ 19,777      $  8,885      $ 58,553      $ 46,260
                                                         ========      ========      ========      ========
Weighted-average shares outstanding:
  Basic                                                    59,008        57,163        58,858        54,835
  Diluted                                                  59,784        58,323        59,813        56,030

Earnings per share:
  Basic                                                  $   0.34      $   0.16      $   0.99      $   0.84
  Diluted                                                $   0.33      $   0.15      $   0.98      $   0.83

         The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                        (000'S OMITTED EXCEPT SHARE DATA)

                                                                            As of
                                                                -----------------------------
                                                                September 30,    December 31,
                                                                    2002            2001
                                                                 ----------      ----------
                                                                 (unaudited)      (audited)
                           ASSETS

Cash and cash equivalents                                        $  100,087      $   52,043

Cash and securities segregated under federal regulations             32,621          78,368

Securities purchased under agreements to resell                       6,000          59,113

Receivable from brokers, dealers and clearing organizations         200,875         177,506

Receivable from customers                                            11,353          11,005

United States Government obligations                                337,440         328,048

Securities owned, at market value:
  Corporate equities                                                112,637         156,088
  Options and other                                                  78,179          69,471

Commissions receivable                                                4,533           4,971

Exchange memberships contributed for use, at market value            30,190          26,760

Exchange memberships owned, at cost (market value
  of $95,365 and $84,453, respectively)                              75,315          75,315

Office equipment and leasehold improvements, at cost,
  less accumulated depreciation and amortization
  of $7,748 and $5,485, respectively                                  6,358           6,475

Intangible assets, net of accumulated amortization:
  Specialist stock list                                             384,550         392,332
  Trade name                                                         25,011          25,011
  Goodwill                                                          465,994         469,963

Other assets                                                         77,838          68,368
                                                                 ----------      ----------

Total assets                                                     $1,948,981      $2,000,837
                                                                 ==========      ==========

                                                                             As of
                                                                 -----------------------------
                                                                 September 30,    December 31,
                                                                     2002            2001
                                                                  -----------       -----------
                                                                 (unaudited)      (audited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Payable to brokers and dealers                                  $    58,749       $    62,879
  Payable to customers                                                 28,292            63,238
  Securities sold, but not yet purchased, at market value:
    Corporate equities                                                123,338           131,355
    Options                                                            74,444            58,822
  Accrued compensation                                                 58,858            54,113
  Accounts payable and other accrued expenses                          26,605            65,813
  Income taxes payable                                                 12,755            14,753
                                                                  -----------       -----------
                                                                      383,041           450,973
                                                                  -----------       -----------

Deferred tax liabilities                                              172,429           165,541
                                                                  -----------       -----------

Long term debt                                                        356,801           363,170
                                                                  -----------       -----------

Subordinated liabilities
  Exchange memberships, at market value                                30,190            26,760
  Other subordinated indebtedness                                      44,685            66,035
                                                                  -----------       -----------
                                                                       74,875            92,795
                                                                  -----------       -----------

Preferred stock, liquidation value of $1,000 per share;
  10,000,000 shares authorized; 63,836 and 100,000 shares
  issued and outstanding as of September 30, 2002 and
  December 31, 2001, respectively                                      61,114            94,531

Common stock, $.01 par value, 200,000,000 shares authorized;
  59,245,370 and 58,733,955 shares issued and outstanding as
  of September 30, 2002 and December 31, 2001, respectively               592               587


Additional paid-in-capital                                            673,918           671,422
Retained earnings                                                     227,339           168,780
Unearned compensation                                                  (1,128)           (6,962)
                                                                  -----------       -----------
                                                                      961,835           928,358
                                                                  -----------       -----------

Total liabilities and stockholders' equity                        $ 1,948,981       $ 2,000,837
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

                      LABRANCHE & CO INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                (000'S OMITTED)

                                                                                          Nine Months Ended
                                                                                   ------------------------------
                                                                                   September 30,    September 30,
                                                                                       2002            2001
                                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $  63,970       $  51,379
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization of intangibles                                        10,055          28,201
    Amortization of bond discount and debt issuance costs                                1,567           1,306
    Compensation expense related to stock-based compensation                             2,349           4,756
    Deferred tax provision                                                               1,874            (247)
    Acceleration of preferred stock discount accretion                                   1,844              --
  Tax benefit related to employee stock transactions                                     5,085          18,489
  Change in assets and liabilities:
    Cash and securities segregated under federal regulations                            45,747         (80,591)
    Securities purchased under agreements to resell                                     53,113          19,700
    Receivable from brokers, dealers and clearing organizations                        (23,370)       (162,356)
    Receivable from customers                                                             (347)        (10,182)
    Securities owned, Corporate equities                                                43,451           3,722
    Securities owned, Options and other                                                 (8,708)       (161,915)
    United States Government obligations                                                (9,392)             --
    Commissions receivable                                                                 438             482
    Other assets                                                                       (10,949)        (34,685)
    Payable to brokers and dealers                                                      (4,130)        103,965
    Payable to customers                                                               (34,947)         64,630
    Securities sold, but not yet purchased, Corporate equities                          (8,017)         89,667
    Securities sold, but not yet purchased, Options                                     15,622          53,281
    Accrued compensation                                                                 4,745          21,419
    Accounts payable and other accrued expenses                                        (36,485)         26,047
    Income taxes payable                                                                 3,017          (4,939)
                                                                                     ---------       ---------

        Net cash provided by operating activities                                      116,532          32,129
                                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for office equipment and leasehold improvements                              (2,151)         (1,137)
  Net cash received from acquisitions                                                       --          41,690
  Payment for the purchase of an exchange membership                                        --          (2,000)
                                                                                     ---------       ---------

        Net cash (used in) provided by investing activities                             (2,151)         38,553
                                                                                     ---------       ---------

                                                                      Nine Months Ended
                                                               ------------------------------
                                                               September 30,    September 30,
                                                                   2002            2001
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of subordinated debt and promissory note               (35,131)         (6,300)
  Proceeds from the exercise of stock options                        4,196           9,613
  Payment of preferred dividends                                    (7,238)         (2,367)
  Payment for preferred stock buyback                              (28,164)             --
                                                                 ---------       ---------

      Net cash (used in) provided by financing activities          (66,337)            946
                                                                 ---------       ---------
      Increase in cash and cash equivalents                         48,044          71,628

CASH AND CASH EQUIVALENTS, beginning of period                      52,043         152,220
                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS, end of the period                     $ 100,087       $ 223,848
                                                                 =========       =========


SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

  Interest                                                       $  44,719       $  44,397
  Income taxes                                                      56,920          45,150


SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Acquisitions:
    Intangibles assets                                           $      --       $ 481,503
    Fair value of tangible assets acquired, other than cash             --         228,242
    Deferred tax liabilities related to intangible assets               --          95,994
    Other liabilities                                                   --         181,164
    Common stock issuance                                               --         264,678
  Exercise of options granted to former RPM stockholders            13,823          40,500

         The accompanying notes are an integral part of these condensed consolidated statements.

                      LABRANCHE & CO INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

       The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), LaBranche Financial Services, Inc., a New York corporation ("LFSI"), LaBranche Structured Products, LLC, a New York limited liability company ("LSP"), and LaBranche & Co. B.V., a Netherlands private limited liability company (collectively with the Holding Company, LaBranche, LFSI, and LSP, the "Company"). The Holding Company is the sole member of LaBranche and LSP, the 100% stockholder of LFSI and the sole owner of LaBranche & Co. B.V. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities listed on the New York Stock Exchange, Inc. (the "NYSE") and on the American Stock Exchange LLC (the "AMEX"). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own individual customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct access floor brokerage services to institutional customers. In addition, LFSI provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. LaBranche & Co. B.V. was recently organized to represent LaBranche in European markets and to provide client services to LaBranche's European listed companies. LSP was organized in September 2002 and is a registered broker-dealer and operates primarily as a specialist in options on the AMEX. As of December 31, 2001, Henderson Brothers, Inc. ("Henderson Brothers") and Internet Trading Technologies, Inc. ("ITTI"), former subsidiaries of the Holding Company, were merged with and into another Holding Company subsidiary, ROBB PECK McCOOEY Clearing Corporation ("RPM Clearing Corporation"), which changed its name to LFSI in January 2002.

2.     INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
       INFORMATION

       The unaudited interim condensed consolidated financial information as of September 30, 2002 and for the nine months ended September 30, 2002 and 2001 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of September 30, 2002 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2001 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March

15, 2002, as amended by the Company's Form 10K/A filed with the SEC on March 22, 2002. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.     GOODWILL AND OTHER INTANGIBLE ASSETS

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. Under the new standard, acquired trade name and goodwill will no longer be amortized; instead these assets will be tested at least annually for impairment by applying a fair-value based test. The Company's acquired specialist stock lists will continue to be amortized over their respective lives. Accordingly, effective January 1, 2002, the Company has ceased amortization of acquired goodwill and trade name and the amortization expense for these intangible assets is no longer included in the results of operations. During the second quarter of 2002, the Company performed the required impairment tests of these acquired intangible assets as of December 31, 2001 and determined that there was no impairment. In addition, as of September 30, 2002, management determined that there was no impairment of goodwill or trade name. However, it is possible that in the future, after periodic testing, the Company may incur impairment charges related to the carrying value of acquired goodwill and intangible assets recorded in its financial statements.

       The reported net earnings and EPS, as adjusted to exclude amortization of goodwill and trade name, are set forth below (000's omitted):

                                 Three Months Ended      Three Months Ended      Nine Months Ended        Nine Months Ended
                                 September 30, 2002      September 30, 2001      September 30, 2002       September 30, 2001
                                 ------------------      ------------------      ------------------       ------------------
Net income available to common
  stockholders, as reported        $   19,777               $    8,885               $   58,553             $   46,260
Net income available to common
  stockholders, as reported            19,777                   16,861                   58,553                 66,671

EPS, as reported
     Basic                         $     0.34               $     0.16               $     0.99             $     0.84
     Diluted                             0.33                     0.15                     0.98                   0.83
EPS, as adjusted
     Basic                         $     0.34               $     0.29               $     0.99             $     1.22
     Diluted                             0.33                     0.29                     0.98                   1.19

       Under the new standard, the Company's acquired specialist stock lists will continue to be amortized. The gross carrying amount, accumulated amortization and net carrying amount of the Company's acquired specialist stock lists are set forth below (000's omitted):

                                  As of September 30, 2002      As of December 31, 2001
                                  ------------------------      -----------------------
       Gross carrying amount             $406,190                      $406,190
       Accumulated amortization           (21,640)                      (13,858)
                                         --------                      --------
       Net carrying amount               $384,550                      $392,332
                                         ========                      ========

       Amortization expense associated with the Company's acquired specialist stock lists was $2.6 million and $7.8 million for the three months and nine months ended September 30, 2002, respectively, and $2.4 million and $6.1 million for the three months and nine months ended September 30, 2001, respectively. Estimated amortization expense for the existing specialist stock lists is $10.4 million for each of the fiscal years ending December 31, 2003 through December 31, 2007.

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

4.     INCOME TAXES

       The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to compensation accruals, consulting agreements, amortization periods of certain intangibles and differences between the financial and tax basis of assets acquired. The Company's effective tax rate differs from the federal statutory rate primarily due to its non-deductible amortization of intangible assets and the effects of state and local taxes in 2002 and 2001. The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000's omitted):

                                 Three Months Ended      Three Months Ended      Nine Months Ended        Nine Months Ended
                                 September 30, 2002      September 30, 2001      September 30, 2002       September 30, 2001
                                 ------------------      ------------------      ------------------       ------------------
Current federal, state and
  local taxes                          $22,280                $14,424                $56,579                    $61,909

Deferred tax (benefit)/provision        (2,974)                (1,045)                 1,874                       (247)
                                       -------                -------                -------                    -------
      Total provision for
         income taxes                  $19,306                $13,379                $58,453                    $61,662
                                       =======                =======                =======                    =======

5.     REGULATORY REQUIREMENTS

       As a specialist and member of the NYSE, LaBranche is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

       As of September 30, 2002 and December 31, 2001, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $474.9 million and $484.2 million, respectively. As of those dates LaBranche exceeded the minimum requirements by $470.8 million and $481.4 million, respectively. LaBranche's aggregate indebtedness to net capital ratio on those dates was .13 to 1 and .09 to 1, respectively.

       The NYSE generally requires members registered as specialists to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

       As of September 30, 2002 and December 31, 2001, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $469.9 million and $491.5 million, respectively.

       As a registered broker-dealer and NYSE member firm, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the NYSE. Under the alternative method permitted by the rule, the minimum required net capital for LFSI is equal to the greater of $250,000 or 2% of aggregate debit items, as defined.

       As of September 30, 2002, LFSI's net capital, as defined under SEC Rule 15c3-1, was $21.2 million and exceeded minimum requirements by $20.5 million. As of December 31, 2001, the combined net capital, as defined under SEC Rule 15c3-1, of Henderson Brothers and RPM Clearing Corporation was $20.5 million, which exceeded minimum requirements by $19.7 million.

       As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2002, LSP's net capital, as defined under SEC Rule 15c3-1, was $8.7 million, which exceeded minimum requirements by $8.6 million.

6.     EARNINGS PER SHARE

       Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

         The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):

                                 Three Months Ended      Three Months Ended      Nine Months Ended        Nine Months Ended
                                 September 30, 2002      September 30, 2001      September 30, 2002       September 30, 2001
                                 ------------------      ------------------      ------------------       ------------------

Net income                             $21,377                $11,238                  $63,970                  $51,379
Less preferred dividends and
  Accretion                              1,600                  2,353                    5,417                    5,119
                                       -------                -------                  -------                  -------
Numerator for basic and
  Diluted earnings per common
  share--net income available to
  common stockholders                  $19,777                $ 8,885                  $58,553                  $46,260
Denominator for basic
  Earnings per share--
  Weighted-average number
  of common shares                      59,008                 57,163                   58,858                   54,835
Dilutive Shares
  Stock options                            543                    799                      710                      791
  Restricted stock                          --                     --                       --                       35
  Restricted stock units                   233                    361                      245                      369
                                       -------                -------                  -------                  -------
Denominator for diluted
  Earnings per share--
  Weighted-average number
  of common shares                      59,784                 58,323                   59,813                   56,030

Basic earnings per share               $  0.34                $  0.16                  $  0.99                  $  0.84

Diluted earnings per share             $  0.33                $  0.15                  $  0.98                  $  0.83

       The exercise prices for options to purchase an aggregate of 1,732,500 shares of common stock exceeded the average market price of the Company's common stock for the three and nine months ended September 30, 2002. Accordingly the calculation of diluted earnings per share does not include the antidilutive effect of these options for the three and nine months ended September 30, 2002.

7.     EMPLOYEE INCENTIVE AWARDS

       On January 17, 2002, options to purchase an aggregate of 1,470,000 shares of common stock were granted to employees of the Company at a purchase price of $35.00 per share. These options are subject to continuing service with the Company and other restrictions. One third of these options are exercisable on the second anniversary of issuance and the remaining two thirds will become exercisable on the third anniversary of issuance. These options will generally expire ten years from the date of grant, unless sooner terminated or exercised. Pursuant to APB No. 25, no compensation expense was recognized on the date of grant, since these options had no intrinsic value.

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

8.     BUSINESS SEGMENTS

       Currently, the Company views its business under two separate segments:
Specialist Services and Execution and Clearing Services. The Company's business segments are based upon the nature of the financial services provided as well as their revenue source.

       The Company's Specialist Services segment operates as a specialist in equities on the NYSE and in equities and options on the AMEX and provides support services for the specialist activities.

       The Company's Execution and Clearing Services segment provides securities clearing, securities execution and other related services to its own individual customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. The segment also provides direct access floor brokerage services to institutional customers. In addition, this segment provides front-end order execution, analysis and reporting solutions for the wholesale securities dealer market.

       Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Certain administrative expenses, corporate overhead expenses and other sources of revenues are not specifically related to our two business segments, and appear in the Other section. Selected financial information for each segment is set forth below (000's omitted):

                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                  --------------------------------       -------------------------------
                                      2002               2001               2002                2001
                                   -----------        -----------        -----------        -----------
SPECIALIST SERVICES SEGMENT:
Revenues                           $   107,757        $    81,927        $   300,372        $   280,095
Expenses                                47,989             40,129            132,623            119,370
                                   -----------        -----------        -----------        -----------
Pre-Tax Income                          59,768             41,798            167,749            160,725
                                   ===========        ===========        ===========        ===========
Segment Assets                       1,774,025          1,687,667          1,774,025          1,687,667

EXECUTION AND CLEARING
SERVICES SEGMENT:
Revenues                           $    12,855        $     6,861        $    31,824        $    18,060



Expenses                                14,809             10,891             39,882             27,574
                                   -----------        -----------        -----------        -----------
Pre-Tax Income                          (1,954)            (4,030)            (8,058)            (9,514)
                                   ===========        ===========        ===========        ===========
Segment Assets                         109,546            234,921            109,546            234,921

OTHER: (1)
Revenues                           $    (2,347)       $       332        $     6,857        $     1,486
Expenses                                14,784             13,483             44,125             39,656
                                   -----------        -----------        -----------        -----------
Pre-Tax Income                         (17,131)           (13,151)           (37,268)           (38,170)
                                   ===========        ===========        ===========        ===========
Segment Assets                          65,410             55,580             65,410             55,580

TOTAL:
Revenues                           $   118,265        $    89,120        $   339,053        $   299,641
Expenses                                77,582             64,503            216,630            186,600
                                   -----------        -----------        -----------        -----------
Pre-Tax Income                          40,683             24,617            122,423            113,041
                                   ===========        ===========        ===========        ===========
Assets                               1,948,981          1,978,168          1,948,981          1,978,168


(1) Other is comprised primarily of the interest on the Company's public indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily income from non-marketable investments as well as interest income), and elimination entries.

9.     REPURCHASES OF PREFERRED STOCK

       During January 2002, the Company offered to repurchase up to 30,000 shares of its outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 15, 2002, the offer expired, and on February 19, 2002, the Company purchased all of the approximately 28,164 shares that had been tendered for approximately $28.5 million, including accrued but unpaid dividends. As a result of the purchase, the Company recorded an expense due to the acceleration of the discount accretion on the shares purchased of approximately $1.5 million, which was included in other expenses.

       On August 7, 2002, the Company issued to RPM Nautical Foundation, Inc. ("RPM Nautical"), a non-profit organization of which George E. Robb, Jr., a member of the Company's Board of Directors, is a founder and director, subordinated notes in the aggregate principal amount of $8.0 million (the "Notes") in exchange for the 8,000 shares of the Company's Series A preferred stock then held by RPM Nautical. The Company's Series A preferred stock entitles the holder to cumulative preferred cash dividends at an annual rate of 8.0% of the liquidation preference per share until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter. The Notes accrue interest at the rate of 10.0% per year until August 7, 2003 and at the rate of 9.0% per year thereafter. The principal amount of the Notes, together with all accrued and unpaid interest, is due on August 7, 2007. The Company also paid to RPM Nautical in cash the amount of accrued and unpaid dividends with respect to the shares of the Company's Series A preferred stock held by RPM Nautical as of August 6, 2002. As a result of the exchange, the Company recorded an expense due to the acceleration of the discount accretion on the shares exchanged of approximately $0.4 million, which was included in other expenses.

10.    SUBSEQUENT EVENTS

         On October 24, 2002, the Holding Company acquired all the outstanding stock of Hochstin & Company, Inc. ("Hochstin"), which conducted a rights specialist and floor brokerage business on the NYSE, for an aggregate of $7.8 million in cash. The purchase included the acquisition of one NYSE membership. Of the $7.8 million consideration, $3.6 million was paid at the closing. The remainder of the purchase price will be paid by the Holding Company as follows:
(a) $1.0 million on each of October 24, 2003, 2004 and 2005, and (b) $1.2 million on October 24, 2007, provided that if a certain former employees of Hochstin is no longer employed by LFSI on October 24, 2007, the final payment will be reduced to $200,000. In addition, the October 24, 2003 payment of the purchase price is subject to adjustment based on the difference between the actual net working capital of Hochstin as of October 24, 2002 and an amount agreed upon by the Holding Company and Hochstin prior to the acquisition date. The purchase price adjustment is not expected to have a significant impact on the total consideration paid for Hochstin. The acquisition was accounted for under the purchase method of accounting. The Company intends to finalize its purchase accounting during the fourth quarter of 2002 and does not expect any significant adjustment to the allocation of purchase price. The excess purchase price over fair value of net intangible assets of approximately $4.6 million was allocated to goodwill.

       Currently, the Company elects to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. In October 2002, the Company's board of directors approved the implementation of procedures to account for stock-based employee compensation issued on or after January 1, 2003 in accordance with the fair-value method prescribed by SFAS No. 123. Under this new method, compensation expense will be recognized over the related service period based on the fair-value of stock options on the date of grant.

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

GENERAL

       We currently view our business under two separate business segments: specialist services and execution and clearing services. Our specialist services segment operates as a specialist in equities on the NYSE and in equities and options on the AMEX and provides support services for our specialist activities. Our execution and clearing services segment provides securities clearing, securities execution and other related services to its own individual customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. Our execution and clearing services segment also provides direct access floor brokerage services to institutional customers and front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. The specialist services segment currently includes the operations of LaBranche & Co. LLC, LaBranche Structured Products, LLC and LaBranche & Co. B.V. The execution and clearing services segment currently includes the operations of LaBranche Financial Services, Inc. ("LFSI").

REVENUES

       Our revenues consist primarily of net gain earned from principal transactions in securities for which we act as specialist. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks and options.

       Commissions revenue consists of fees we earn when our specialists act as agents to match buyers and sellers for limit orders executed by us on behalf of brokers or other trading professionals after a specified period of time. We do not earn commissions when we match market orders. In addition, commissions revenue includes fees charged to customers for execution, clearance and direct access floor brokerage activities by our subsidiary, LFSI.

       Other revenue consists of proprietary trading gains or losses, appreciation or depreciation of our nonmarketable investments, interest income, and fees charged to customers for use of the front-end order execution system developed by LFSI. For the three months ended September 30, 2002, net gain on principal transactions represented 79.3% of our total revenues, commissions revenue represented 20.6% of our total revenues and other revenues represented 0.1% of our total revenues. For the nine months ended September 30, 2002, net gain on principal transactions represented 75.4% of our total revenues, commissions revenue represented 20.0% of our total revenues and other revenues represented 4.6% of our total revenues.

EXPENSES

       Our largest operating expense is employee compensation and related benefits, which primarily consist of salaries, wages and profitability-based compensation. Profitability-based compensation includes compensation and benefits paid to managing directors, trading professionals and other employees based on our profitability.

RECENT DEVELOPMENTS

       In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets. Under the new standard, acquired trade name and goodwill will no longer be amortized. Instead these assets will be tested at least annually for impairment by applying a fair-value based test. Our acquired specialist stock lists will continue to be amortized over their respective lives. During the second quarter of 2002, a fair value analysis of our acquired intangible assets as of December 31, 2001 by an independent valuation firm concluded that the value of these assets has not been impaired. As of September 30, 2002, our management further determined that there had been no impairment of goodwill or trade name. We will continue to perform the required impairment tests on our intangible assets to determine if there is a need to write down their value, and it is possible that in the future, we may incur impairment charges related to the carrying value of our acquired goodwill and intangible assets.

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

       Currently, we elect to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. In October 2002, our board of directors approved the implementation of procedures to account for stock-based employee compensation issued on or after January 1, 2003 in accordance with the fair-value method prescribed by SFAS No. 123. Under this new method, compensation expense will be recognized over the related service period based on the fair-value of stock options on the date of grant.

CRITICAL ACCOUNTING POLICIES

       All of our principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions and the related revenues and expenses are also recorded on a trade date basis. Securities owned, corporate equities, options and other, and securities sold, but not yet purchased are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions. United States Government obligations are valued at cost and together with related interest receivable as reported in other assets, approximate fair value. Securities not readily marketable have been valued at fair value as determined by management using standard industry valuation methods. The resulting gain or loss is included in other revenues in the accompanying statements of operations.

       Our balance sheet contains significant intangible assets. These intangible assets are comprised of the specialist stock lists, trade name and goodwill acquired in connection with our various acquisitions and the limited partner buyout that occurred in connection with our reorganization from partnership to corporate form in August 1999. The specialist stock lists are being amortized on a straight-line basis over 15 to 40 years. The allocations of purchase price to these assets and the determinations of their respective useful lives were based on independent appraisals for all acquisitions through March 2001. The useful lives of our acquired specialist stock lists were determined based on an analysis of the historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price to the acquired intangible assets and the determinations of their respective useful lives were based on our management's analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared to the results of the independent appraisals conducted in connection with our acquisitions prior to April 2001.

       As discussed under "Recent Developments," with the implementation of SFAS No. 142, we no longer amortize goodwill and intangible assets with indefinite useful lives, which includes the trade name. During the second quarter of 2002, a fair value analysis of our acquired intangible assets as of December 31, 2001 by an independent valuation firm concluded that the value of these assets had not been impaired. As of September 30, 2002, our management further determined that there had been no impairment of goodwill or trade name. We will continue to perform periodic impairment tests on these assets to determine if there is a need to write down their value, and it is possible that in the future, we may incur impairment charges related to the carrying value of our acquired goodwill and intangible assets.

REPURCHASES OF OUR PREFERRED STOCK

       On January 18, 2002, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 15, 2002, the offer expired, and on February 19, 2002, we purchased all of the approximately 28,164 shares that had been tendered for approximately $28.5 million, including accrued but unpaid dividends. As a result of the purchase, we recorded an expense due to the acceleration of the discount accretion on the shares purchased of approximately $1.5 million, which was included in other expenses.

       On August 7, 2002, we issued to RPM Nautical Foundation, Inc. ("RPM Nautical"), a non-profit organization of which George E. Robb, Jr., a member of our Board of Directors, is a founder and director, subordinated notes in the aggregate principal amount of $8.0 million (the "Notes") in exchange for the 8,000 shares of our Series A preferred stock then held by RPM Nautical. Our Series A preferred stock entitles the holder to cumulative preferred cash dividends at an annual rate of 8.0% of the liquidation preference per share until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter. The Notes accrue interest at the rate of 10.0% per year until August 7, 2003 and at the rate of 9.0% per year thereafter. The principal amount of the Notes, together with all accrued and unpaid interest, is due on August 7, 2007. We also paid to RPM Nautical, in cash, the amount of accrued and unpaid dividends with respect to the shares of our Series A preferred stock held by RPM Nautical as of August 6, 2002. As a result of the exchange, we recorded an expense due to the acceleration of the discount accretion on the shares exchanged of approximately $0.4 million, which was included in other expenses.

TRUST DECS OFFERING

       On February 8, 2002, certain managing directors of LaBranche & Co. LLC entered into prepaid forward contracts with DECS Trust IX, a statutory business trust, pursuant to which the trust agreed to purchase from the participating managing directors, on a date which is expected to be February 8, 2005, an aggregate of 3,800,000 shares of our common stock owned by these managing directors, subject to the terms and conditions set forth in the contracts. The trust concurrently sold 3,800,000 trust securities, known as DECS, to investors. LaBranche did not receive, nor will it receive, any portion of the proceeds from the sale of shares pursuant to the contracts or from the sale of the DECS. The participating managing directors were responsible for the expenses incurred by them in connection with this transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

       Total revenues increased 32.8% to $118.3 million for the three months ended September 30, 2002, from $89.1 million for the same period in 2001, due to increases in net gain on principal transactions and commissions, which were partially offset by a decrease in other revenues. Net gain on principal transactions increased 31.6% to $93.8 million for the three months ended September 30, 2002, from $71.3 million for the same period in 2001. This increase was the result of increased share volumes in our specialist stocks traded on the NYSE, which led to an increase in our principal trading share volumes during the third quarter of 2002, as compared to the third quarter of 2001. During the third quarter of 2002, the average daily share volume on the NYSE increased 25.0% to 1.5 billion shares, from 1.2 billion shares for the same period in 2001. Our share volume as principal increased 40.3% to 9.4 billion shares for the three months ended September 30, 2002, from 6.7 billion shares for the same period in 2001.

       Commissions revenue increased 64.9% to $24.4 million for the three months ended September 30, 2002, from $14.8 million for the same period in 2001. This increase was primarily due to an increase in commissions revenue earned by LFSI for execution and clearing services to $11.7 million for the three months ended September 30, 2002, from $5.2 million for the same period in 2001, as a result of the expansion of LFSI's business. In addition, floor brokerage income from our LaBranche & Co. LLC subsidiary increased to $12.7 million from $9.6 million as a result of increased share volume executed by us as agent, as well as the impact of our acquisitions in 2001, which increased the number of our specialist stocks. The share volume executed by us as agent in our specialist stocks increased by 85.7% to 2.6 billion shares for the three months ended September 30, 2002, from 1.4 billion shares for the same period in 2001.

       Other revenue decreased 96.8% to $0.1 million for the three months ended September 30, 2002, from $3.1 million for the same period in 2001. This decrease was due to the decline in interest income as a result of significantly lower interest rates for both liquidity investments and stock borrow transactions. In addition, the decrease was the result of write-offs related to certain of our non-marketable investments.

EXPENSES

       Total expenses before provision for income taxes increased 20.3% to $77.6 million for the three months ended September 30, 2002, from $64.5 million for the same period in 2001.

       Employee compensation and related benefits expense increased 57.0% to $36.1 million for the three months ended September 30, 2002, from $23.0 million for the same period in 2001. This increase was primarily due to our acquisitions since June 30, 2001 as well as due to the general expansion of our business, which increased our average headcount by approximately 71 individuals for the three months ended September 30, 2002 as compared to the same period in 2001. Employee compensation and related benefits expense increased to 30.5% of total revenues for the three months ended September 30, 2002, from 25.8% of total revenues for the same period in 2001.

       Interest expense decreased 6.0% to $12.6 million for the three months ended September 30, 2002, from $13.4 million for the same period in 2001. The decrease was the result of the repayment of $20.0 million principal amount of indebtedness on its scheduled maturity date in September 2002, as well as the early retirement of certain indebtedness assumed in our 2001 acquisitions. This decrease was primarily offset by additional interest charges associated with the incurrence of $16.4 million of subordinated indebtedness in connection with our acquisition of Bocklet & Company, LLC in October 2001. Interest expense decreased to 10.7% of total revenues for the three months ended September 30, 2002, from 15.0% of total revenues for the same period in 2001.

       Exchange, clearing and brokerage fees expense increased 76.2% to $11.1 million for the three months ended September 30, 2002, from $6.3 million for the same period in 2001. This increase was primarily due to an increase in clearing and execution fees incurred by LFSI. In addition, there was an increase in fees at our LaBranche & Co. LLC subsidiary as a result of increased principal trading volumes on the NYSE during the third quarter of 2002, as compared to the third quarter of 2001. Exchange, clearing and brokerage fees expense increased to 9.4% of total revenues for the three months ended September 30, 2002, from 7.1% of total revenues for the same period in 2001.

       Lease of exchange memberships expense increased 23.1% to $6.4 million for the three months ended September 30, 2002, from $5.2 million for the same period in 2001. This increase was the result of an increase of 11 in the average number of our leased NYSE memberships during the third quarter of 2002, as compared to the same period in 2001, due to our acquisitions during the second half of 2001 and the general expansion of our business. An increase in the average annual leasing cost of NYSE memberships from approximately $312,000 to $330,000 per membership also contributed to the increase. Additionally, the increase was the result of leasing 10 additional AMEX memberships during the third quarter of 2002, as compared to the same period in 2001. These additional AMEX membership leases arose out of our acquisition of Cranmer & Cranmer, Inc. in August 2001 and the expansion of our AMEX specialist business. The increase was partially offset by a decrease in the average annualized seat rental cost on the AMEX from approximately $193,000 during the third quarter of 2001 to approximately $50,000 during the third quarter of 2002. Lease of exchange memberships expense decreased to 5.4% of total revenues for the three months ended September 30, 2002, from 5.8% of total revenues for the same period in 2001.

       Depreciation and amortization of intangibles expense decreased 69.1% to $3.4 million for the three months ended September 30, 2002, from $11.0 million for the same period in 2001. The decrease was due to the adoption of SFAS No. 142, commencing January 1, 2002, which requires that we cease amortization of acquired goodwill and intangible assets with indefinite useful lives. Amortization of intangibles expense amounted to approximately $2.6 million, and depreciation amounted to approximately $0.8 million for the third quarter of 2002. Depreciation and amortization of intangibles expense decreased to 2.9% of total revenues for the three months ended September 30, 2002, from 12.3% of total revenues for the same period in 2001.

       Other expenses increased 44.6% to $8.1 million for the three months ended September 30, 2002, from $5.6 million for the same period in 2001. The increase was due to additional occupancy, communication, legal and other professional expenses as a result of the general expansion of our business, our 2001 acquisitions and the enhanced services we provide to our listed companies and customers.

INCOME BEFORE PROVISION FOR INCOME TAXES

       Income before provision for income taxes increased 65.4% to $40.7 million for the three months ended September 30, 2002, from $24.6 million for the same period in 2001. This increase was due to the increase in our total revenues, as well as the decrease in amortization expense, which were partially offset by the increase in employee compensation and related benefits expense, exchange, clearing and brokerage fees, lease of exchange memberships expense and other expenses.

INCOME TAXES

       Provision for income taxes increased 44.0% to $19.3 million for the three months ended September 30, 2002, from $13.4 million for the same period in 2001. This increase was due to the increase in our profitability.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

       Total revenues increased 13.2% to $339.1 million for the nine months ended September 30, 2002, from $299.6 million for the same period in 2001, due to increases in net gain on principal transactions, commissions and other revenues. Net gain on principal transactions increased 5.6% to $255.7 million for the nine months ended September 30, 2002, from $242.1 million for the same period in 2001. This increase was the result of a full nine months of revenues from our 2001 acquisitions. In addition, increased share volumes in our specialist stocks traded on the NYSE, which led to an increase in our principal trading share volumes, contributed to the increase in revenue. During the nine months ended September 30, 2002, the average daily share volume on the NYSE increased 16.7% to 1.4 billion shares, from 1.2 billion shares for the same period in 2001. Our total share volume as principal increased 40.4% to 27.1 billion shares for the nine months ended September 30, 2002, from 19.3 billion shares for the same period in 2001.

       Commissions revenue increased 55.5% to $67.8 million for the nine months ended September 30, 2002, from $43.6 million for the same period in 2001. This increase was primarily due to an increase in commissions revenue earned by LFSI for execution and clearing services to $28.9 million for the nine months ended September 30, 2002, from $13.4 million for the same period in 2001. The increase in commissions revenue at LFSI was the result of the growth and expansion of LFSI's business as well as having a full nine months of revenues from the operations of the execution and clearing business which we acquired on March 15, 2001. In addition, commission income earned by our LaBranche & Co. LLC subsidiary increased to $38.9 million from $30.2 million as a result of increased share volume executed by us as agent, as well as the impact of our 2001 acquisitions, which increased the number of our specialist stocks. The total share volume executed by us as agent in our specialist stocks increased by 47.7% to 6.5 billion shares for the nine months ended September 30, 2002, from
4.4 billion shares for the same period in 2001.

       Other revenue increased 11.4% to $15.6 million for the nine months ended September 30, 2002, from $14.0 million for the same period in 2001. This increase was primarily due to the appreciation of approximately $9.4 million in the value of our investment in Lava Trading Inc. ("Lava"), as well as a reduction in losses from an investment in a hedge fund and the reversal of a $1.0 million commercial paper investment loss accrual which was incurred during the third quarter of 2001. The increase in other revenue was partially offset by the decrease in interest income as a result of significantly lower interest rates for our short to medium term investments and stock-borrow transactions, as well as write-offs related to certain of our other non-marketable investments.

EXPENSES

       Total expenses before provision for income taxes increased 16.1% to $216.6 million for the nine months ended September 30, 2002, from $186.6 million for the same period in 2001.

       Employee compensation and related benefits expense increased 31.5% to $98.2 million for the nine months ended September 30, 2002, from $74.7 million for the same period in 2001. This increase was due to our 2001 acquisitions and the general expansion of our business, which increased our average number of employees by 130 individuals for the nine months ended September 30, 2002, as compared to the same period in 2001. Employee compensation and related benefits expense increased to 29.0% of total revenues for the nine months ended September 30, 2002, from 24.9% of total revenues for the same period in 2001.

       Interest expense decreased 1.5% to $38.2 million for the nine months ended September 30, 2002, from $38.8 million for the same period in 2001. The decrease was the result of the repayment of $20.0 million principal amount of indebtedness on its scheduled maturity date in September 2002, as well as the early retirement of certain indebtedness assumed in connection with our 2001 acquisitions. This decrease was partially offset by additional interest charges associated with the incurrence of $16.4 million of subordinated indebtedness in connection with the Bocklet acquisition in October 2001. Additionally, we incurred a full nine months of interest expense on the approximately $20.1 million of indebtedness which we assumed in connection with our 2001 acquisitions. Interest expense decreased to 11.3% of total revenues for the nine months ended September 30, 2002, from 13.0% of total revenues for the same period in 2001.

       Exchange, clearing and brokerage fees expense increased 77.8% to $28.1 million for the nine months ended September 30, 2002, from $15.8 million for the same period in 2001. This increase was primarily due to increased clearing and execution activity and a full nine months of fees at our LFSI subsidiary. An increase in our principal trading share volume as a result of our 2001 acquisitions and an increase in overall share volume on the NYSE led to an increase in fees at our LaBranche & Co. LLC subsidiary. Exchange, clearing and brokerage fees expense increased to 8.3% of total revenues for the nine months ended September 30, 2002, from 5.3% of total revenues for the same period in 2001.

       Lease of exchange memberships expense increased 37.3% to $19.5 million for the nine months ended September 30, 2002, from $14.2 million for the same period in 2001. This increase was the result of an increase of 17 in the average number of our leased NYSE memberships for the nine months ended September 30, 2002 as compared to the same period in 2001, due to our 2001 acquisitions. An increase in the average annual leasing cost of the NYSE memberships from approximately $312,000 to $330,000 per membership also contributed to the increase. Additionally, the increase was the result of leasing 10 additional AMEX memberships during the first nine months of 2002, as compared to the first nine months of 2001. These additional AMEX membership leases arose out of our acquisition of Cranmer & Cranmer, Inc. in August 2001 and the expansion of our AMEX specialist business. The increase was partially offset by a decrease in the average annualized seat rental cost on the AMEX from approximately $251,000 during the nine months ended September 30, 2001 to approximately $79,000 during the same period in 2002. Lease of exchange memberships expense increased to 5.8% of total revenues for the nine months ended September 30, 2002, from 4.7% of total revenues for the same period in 2001.

       Depreciation and amortization of intangibles expense decreased 64.2% to $10.1 million for the nine months ended September 30, 2002, from $28.2 million for the same period in 2001. The decrease was due to the adoption of SFAS No. 142 commencing January 1, 2002, which requires that we cease amortization of acquired goodwill and intangible assets with indefinite useful lives. Amortization of intangibles expense amounted to approximately $7.8 million, and depreciation amounted to approximately $2.3 million during the nine months ended September 30, 2002. Depreciation and amortization of intangibles expense decreased to 3.0% of total revenues for the nine months ended September 30, 2002, from 9.4% of total revenues for the same period in 2001.

       Other expenses increased 51.0% to $22.5 million for the nine months ended September 30, 2002, from $14.9 million for the same period in 2001. This increase was due to additional legal and professional expenses, a $1.9 million charge related to the buyback and exchange of approximately 36,164 shares of our Series A preferred stock, and additional communication and occupancy expenses as a result of the general expansion of our business and our 2001 acquisitions.

INCOME BEFORE PROVISION FOR INCOME TAXES

       Income before provision for income taxes increased 8.3% to $122.4 million for the nine months ended September 30, 2002, from $113.0 million for the same period in 2001. This increase was due to the increase in our total revenues and the decrease in amortization expense, which was partially offset by the increase in employee compensation and related benefits expense, exchange, clearing and brokerage fees, lease of exchange memberships expense and other expenses.

INCOME TAXES

       Provision for income taxes decreased 5.2% to $58.5 million for the nine months ended September 30, 2002, from $61.7 million for the same period in 2001. This decrease was primarily due to the decrease in nondeductible amortization of intangibles as a result of the adoption of SFAS No. 142.

LIQUIDITY

       As of September 30, 2002, we had $1,949.0 million in assets, of which $138.7 million consisted of cash, short-term investments in government obligations with original maturities within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. We also had $337.4 million of government obligations that had a weighted average original term of 153 days and as of September 30, 2002, had a weighted average days until maturity of 75 days.

       In October 2002, our LaBranche & Co. LLC subsidiary entered into an amended and restated credit agreement regarding its $200.0 million committed line-of-credit with a U.S. commercial bank, pursuant to which the line-of-credit was extended to October 31, 2003. The line-of-credit may be extended by LaBranche & Co. LLC, subject to the bank's approval, for additional one-year terms by giving written notice to the bank at least 30 days prior to the then-current scheduled termination date. Borrowings under this U.S. commercial bank credit facility would be secured by our inventory of specialist stocks and would bear interest at the U.S. commercial bank's broker loan rate. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain customary covenants.

       As of September 30, 2002, the subordinated indebtedness of our LaBranche & Co. LLC subsidiary aggregated $44.7 million (excluding subordinated liabilities related to contributed exchange memberships) and consisted of the following:

       o $15.0 million of senior subordinated notes, which were privately placed pursuant to note purchase agreements, mature on June 3, 2008 and bear interest at an annual rate of approximately 7.7%, payable on a quarterly basis.

       o      $29.7 million of junior subordinated notes,

              o $7.7 million of which were issued to certain of our former limited partners, family members of former employees and former members of Bocklet and their respective family members. These notes mature on varying dates ranging from the fourth quarter of 2002 to the first half of 2004 and bear interest at an annual rate of 10.0%, payable on a quarterly basis;

              o $8.0 million in a secured demand note obligation assumed in connection with our March 2001 acquisition of ROBB PECK McCOOEY Financial Services, Inc. ("RPM"), which matures in June 2003 and bears interest at an annual rate of 11% on the amount of cash collateral and 4% on non-cash collateral, payable monthly; and

              o $14.0 million in secured demand note obligations to two former members of Bocklet, which were incurred in connection with our acquisition of Bocklet in October 2001, bear interest at an annual rate of 10.0%, payable on a quarterly basis, and matured in October 2002. As a result of the maturity, the collateral securing these secured demand note obligations was returned to the lenders in October 2002.

       Of the total $29.7 million of junior subordinated notes, $13.3 million have automatic rollover provisions, which extend their respective maturities for an additional year, unless the lender provides at least seven months' advance notice prior to maturity. LaBranche & Co. LLC also is entitled to prepay the junior subordinated notes and the secured demand note obligations without penalty under the terms of the agreements relating thereto.

       In September 2002, LaBranche & Co. LLC repaid, on the scheduled maturity date, senior subordinated notes in the aggregate principal amount of $20.0 million, plus accrued and unpaid interest. These senior subordinated notes had been privately placed pursuant to note purchase agreements and had an annual interest rate of 8.17%. In addition, at the requests of the lenders, LaBranche & Co. LLC repaid a secured demand note in the principal amount of $1.0 million, plus accrued interest, and a junior subordinated note in the principal amount of $350,000, plus accrued interest, in August and September of 2002, respectively. The $1.0 million secured demand note had been assumed in connection with our March 2001 acquisition of RPM and had a variable interest rate. The $350,000 junior subordinated note had been issued to a family member of a former employee and had an annual interest rate of 8.0%. As of September 30, 2002 we do not have any debt obligations to members of senior management or their family members.

       On August 24, 1999, in connection with our reorganization from partnership to corporate form, we issued a $16.0 million senior note as partial payment for the acquisition of a certain limited partnership interest in LaBranche & Co. LLC (prior to its conversion to a limited liability company). The note was payable in three annual installments and had an annual interest rate of 9.5%. We repaid the full aggregate principal amount of $16.0 million plus the accrued interest of this note in August 2000, 2001 and 2002.

       As of September 30, 2002, $10.0 million of our outstanding indebtedness consisted of:

       o $2.0 million assumed in connection with the RPM acquisition and was issued to a family member of a former employee of RPM, which matures in the first half of 2003 and bears an annual interest rate of 12.5%, payable on a quarterly basis; and

       o $8.0 million which we issued to RPM Nautical on August 7, 2002 in exchange for the 8,000 shares of our Series A Preferred Stock then held by RPM Nautical. This indebtedness accrues interest at the rate of 10.0% per year until August 7, 2003 and at the rate of 9.0% per year thereafter, payable semiannually, and matures on August 7, 2007.

       During the third quarter of 2002, we prepaid, without penalty, indebtedness in the aggregate principal amount of $10.7 million which we had assumed in connection with the RPM acquisition. Of the total $10.7 million, $8.8 million was promissory notes issued to former RPM employees and their family members and had annual interest rates ranging from 8.0% to 12.0%. The remaining $1.9 million represented deferred compensation owed to former RPM employees and had annual interest rates ranging from 9.5% to 10.0%.

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

       On August 7, 2002, we issued to RPM Nautical subordinated notes in the aggregate principal amount of $8.0 million in exchange for the 8,000 shares of our Series A preferred stock then held by RPM Nautical. We also paid to RPM Nautical in cash the amount of accrued and unpaid dividends with respect to the shares of our Series A preferred stock held by RPM Nautical as of August 6, 2002. As of September 30, 2002, approximately 63,836 shares of Series A preferred stock were outstanding.

       In connection with our acquisition of RPM, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. We paid $6.0 million in deferred compensation plan benefits in March 2002. During April 2002, the following plan year, we paid approximately $1.2 million in deferred compensation plan benefits. If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in one lump sum. The amounts payable under this deferred compensation plan may be reduced to satisfy any indemnification obligations of the plan participants to us under the agreements governing our acquisition of RPM.

       In connection with our acquisition of RPM, we also assumed its liabilities and obligations under the Robb Peck McCooey Pension Trust. The pension trust was amended prior to our acquisition of RPM to freeze all future benefit accruals as of March 15, 2001. The pension trust was terminated, effective as of August 31, 2001, and we contributed $1.2 million to the trust in May 2002 in order to fund a deficiency in the required value of the assets of the trust.

       We also assumed RPM's liabilities and obligations under its retention bonus pool. The retention bonus pool requires $9.0 million to be paid as bonus compensation on March 15, 2004 to as many as 31 former employees of RPM, under the condition they are still employed on the payment date. The portion of this retention bonus pool payable to each of these former employees will be determined by the majority vote of a committee consisting of Robert M. Murphy, George E. Robb, Jr. and Michael LaBranche or their respective successors.

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

       As of September 30, 2002, LaBranche & Co. LLC's net capital, as defined under SEC Rule 15c3-1, was $474.9 million, which exceeded its minimum requirement by $470.8 million.

       The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of September 30, 2002, LaBranche & Co. LLC's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $469.9 million.

       Failure to maintain the required net capital and net liquid assets may subject LaBranche & Co. LLC to suspension or revocation of its SEC registration or suspension or expulsion by the NYSE.

       As a registered broker-dealer and NYSE member firm, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE. Under the alternative method permitted by the rule, LFSI's minimum required net capital is equal to the greater of $250,000 or 2% of aggregate debit items, as defined. As of September 30, 2002, LFSI's net capital, as defined under SEC Rule 15c3-1, was $21.2 million and exceeded its minimum requirement by $20.5 million.

       As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2002, LSP's net capital as defined under SEC Rule 15c3-1 was $8.7 million and exceeded minimum requirements by $8.6 million.

       We currently anticipate that our available cash resources will be sufficient to meet our working capital, regulatory capital and capital expenditure requirements through the end of 2002.

CREDIT RATINGS

       Our $100.0 million Senior Notes and our $250.0 million Senior Subordinated Notes were both sold to public investors on their respective issuance dates. The following table sets forth the credit ratings on both of these issues as of September 30, 2002:

                                Moody's Investors Services     Standard & Poor's
                                --------------------------     -----------------

       Senior Notes                       Baa3                       BB+

       Senior Subordinated Notes          Ba1                        BB-


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       A majority of our specialist related revenues are derived from trading as principal. Additionally, a high concentration of our specialist trading revenue is generated from our ten and twenty-five most profitable specialist stocks. The percentage of our specialist trading revenue generated from our ten most profitable specialist stocks has increased to 42.4% of principal trading revenue for the quarter ended September 30, 2002 from 34.5% of principal trading revenue for the same period last year. The percentage of our specialist trading revenue generated from our twenty-five most profitable specialist stocks has increased to 64.7% of principal trading revenue for the quarter ended September 30, 2002 from 64.1% of principal trading revenue for the same period last year. The percentage of our specialist trading revenue generated from our ten most profitable specialist stocks has decreased to 29.3% of principal trading revenue for the nine months ended September 30, 2002 from 30.4% of principal trading revenue for the same period last year. The percentage of our specialist trading revenue generated from our twenty-five most profitable specialist stocks has decreased to 50.0% of principal trading revenue for the nine months ended September 30, 2002 from 55.0% of principal trading revenue for the same period last year. We are not overly reliant on a particular group of specialist stocks, as the composition of our ten and twenty-five most profitable specialist stocks changes continuously.

       In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. We may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any significant price movement in these securities could result in a reduction of our revenues and operating profits.

       We also operate a proprietary trading desk separately from our NYSE and AMEX specialist operations. Its revenues represented (0.04%) of our total revenues for the three months ended September 30, 2002 and (0.9%) of our total revenues for the same period in 2001. The proprietary trading desk's revenues represented (0.04%) of our total revenues for the nine months ended September 30, 2002 and (0.4%) of our total revenues for the same period in 2001. We may continue to incur trading losses as a result of these trading activities. These activities involve primarily the purchase, sale and short sale of securities for our own account.

       Both our specialist activities and the proprietary trading desk activities are subject to a number of risks, including risks of price fluctuations and rapid changes in the liquidity of markets. We have developed a risk management process which is intended to balance our ability to profit from our specialist activities with our exposure to potential losses. We have invested substantial capital, along with the NYSE, in real-time, on-line systems which give management instant access to specific trading information at any time during the trading day, including our aggregate long and short positions and our capital and profit-and-loss information on an aggregate or per issue basis. In addition, we have trading limits relating to our proprietary trading activities.

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

ITEM 4. CONTROLS AND PROCEDURES

       An evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures, within the 90-day period prior to filing this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       The Company and, in particular, certain of the business operations conducted by its RPM Clearing Corporation subsidiary, now known as LFSI, have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 5. OTHER INFORMATION.

       We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including: a decrease in trading volume on the NYSE or the AMEX, excessive volatility in the equity securities market and changes in the value of our securities positions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, and stock price. An investment in the Company involves various risks, including those mentioned above and those that are detailed from time to time in our SEC filings.

       Certain statements contained in this report, including without limitation, statements containing the words "believe," "intend," "expect," "anticipate" and words of similar import, also may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that any such forward-looking statements are not guarantees of future performance, and since such statements involve risks and uncertainties, the actual results and performance of the Company and the specialist industry may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company also disclaims any obligation to update its view of any such risks or uncertainties or to publicly announce the result of any revisions to the forward-looking statements made in this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    EXHIBITS.

       (b)    REPORTS ON FORM 8-K.

              (i) On August 14, 2002, we filed a Form 8-K, dated August 14, 2002, with respect to the certifications of our Chief Executive Officer and our Chief Financial Officer, regarding the information contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2002, under Item 9 of Form 8-K.





                All other items of this report are inapplicable.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002                     LABRANCHE & CO INC.


                                      By: /s/ HARVEY S. TRAISON
                                          ---------------------
                                          Name:  Harvey S. Traison
                                          Title: Senior Vice President and Chief
                                                 Financial Officer

                                  CERTIFICATION

       I, George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President of LaBranche & Co Inc. (the "Registrant"), hereby certify that:

       1. I have reviewed the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

       2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

       3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

       4. Harvey S. Traison, the Registrant's Chief Financial Officer, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) for the Registrant, and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, has been made known to us by others within those entities, particularly during the period in which the Report has been prepared;

       (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

       (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

       5. Harvey S. Traison, the Registrant's Chief Financial Officer, and I have disclosed, based on our most recent evaluation, to the Registrant's independent auditors and the audit committee of the Registrant's board of directors:

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's independent auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

       6. Harvey S. Traison, the Registrant's Chief Financial Officer, and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                     LABRANCHE & CO INC.

                                      /s/ GEORGE M.L. LABRANCHE, IV
                                      ----------------------------------------
                                      Name:  George M.L. LaBranche, IV
                                      Title: Chairman, Chief Executive Officer
                                             and President

                                  CERTIFICATION

       I, Harvey S. Traison, Senior Vice President and Chief Financial Officer of LaBranche & Co Inc. (the "Registrant"), hereby certify that:

       1. I have reviewed the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

       2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

       3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

       4. George M.L. LaBranche, IV, the Registrant's Chief Executive Officer, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended) for the Registrant, and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, has been made known to us by others within those entities, particularly during the period in which the Report has been prepared;

       (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and

       (c) presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

       5. George M.L. LaBranche, IV, the Registrant's Chief Executive Officer, and I have disclosed, based on our most recent evaluation, to the Registrant's independent auditors and the audit committee of the Registrant's board of directors:

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's independent auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls.

       6. George M.L. LaBranche, IV, the Registrant's Chief Executive Officer, and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002                      LABRANCHE & CO INC.


                                       /s/ HARVEY S. TRAISON
                                       --------------------------------------
                                       Name:  Harvey S. Traison
                                       Title: Senior Vice President and Chief
                                              Financial Officer