Form 10-K
period 2002-12-31
LABRANCHE & CO INC
filed 2003-03-20
CIK 1089044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .

Commission file number: 001-15251

LaBRANCHE & CO INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4064735
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Exchange Plaza, New York, New York 10006
(Address of Principal Executive Offices) (Zip Code)

(212) 425-1144
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.  Yes  ☒   No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on June 28, 2002, was approximately $439,700,000.

The number of shares of Common Stock outstanding as of March 10, 2003 was 59,528,433.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates and projections about the registrant’s industry, management’s beliefs and certain assumptions made by management.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, the registrant undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the risk factors set forth in other reports or documents the registrant files from time to time with the Securities and Exchange Commission.

Item 1.                                   BUSINESS.

Overview

LaBranche & Co Inc. (“LaBranche”) is a holding company that is the sole member of LaBranche & Co. LLC and LaBranche Structured Products, LLC (“LSP”). LaBranche owns all of the outstanding stock of LaBranche Financial Services, Inc. (“LFSI”) and is the sole owner of LaBranche & Co. B.V. (“BV”). Founded in 1924, LaBranche & Co. LLC is one of the oldest and largest specialist firms on the New York Stock Exchange (“NYSE”). LaBranche & Co. LLC also acts as a specialist in equities on the American Stock Exchange (“AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP was organized in September 2002, and is a registered broker-dealer that operates as a specialist in options and a market-maker in Exchange-Traded-Funds (“ETFs”) on the AMEX. BV was organized in April 2002 to represent LaBranche & Co. LLC in European markets and to provide client services to LaBranche & Co. LLC’s European listed companies.

We are a Delaware corporation that was incorporated in June 1999. Our principal executive offices are located at One Exchange Plaza, 25th Floor, New York, New York 10006, and our telephone number is (212) 425-1144. Our Internet address is www.labranche.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

We currently view our business under two separate segments: the specialist segment and the execution and clearing segment.

Our specialist segment currently includes the operations of LaBranche & Co. LLC, LSP and BV. Our NYSE and AMEX members within the specialist segment act as the specialists for 589 common stock listings on the NYSE, 82 common stock listings and 143 options on the AMEX, and act as market-maker for approximately 40 ETFs.

Our execution and clearing segment currently includes the operations of LFSI, which provides securities execution and clearing services to retail and institutional clients and correspondents. LFSI’s central focus is to bring the customer closer to the point of sale and provide price discovery at the highest speed and lowest possible cost.

Compensation and related benefits for certain employees and certain company wide professional fees are allocated to our two principal business segments. However, certain revenues and administrative and corporate overhead expenses, which consist primarily of interest on LaBranche’s public debt, are not specifically allocated to our two principal business segments and thus are treated as “other” revenues and expenses. A description of our principal business segments is presented below.

Our Specialist Segment

The Specialist Industry

The NYSE is currently the largest securities market in the world. As of year-end 2002, the global market capitalization of all shares listed on the NYSE was approximately $13.4 trillion and the NYSE had nearly 2,800 listed companies, including approximately 470 non-U.S. companies from 51 countries.

The NYSE’s average daily trading volume for 2002 was 1.4 billion shares, up from 1.2 billion shares in 2001.

All trading of securities on the NYSE is conducted through an auction process. The auction process for each security is managed by the exclusive specialist for that security. The specialist is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in its specialist stocks. The number of specialist units on the NYSE has decreased substantially over the past several years due to consolidation within the industry. There are currently seven NYSE specialist firms, of which the three largest, as ranked by number of specialist stocks, were responsible for approximately 69.0% and 69.6% of the average daily share volume in 2002 and 2001, respectively.

A specialist firm is granted an exclusive franchise by the NYSE to conduct the auction in each of its NYSE-listed stocks. Specialist firms conduct their auctions at specific trading posts located on the floor of the NYSE. Because the specialist firm runs the auction in its specialist stocks, it knows of all bids and offers in those stocks and gathers orders to price its stocks appropriately.

Specialist firms compete for the original listing of stocks through an allocation process organized by the NYSE. As part of this allocation process, companies seeking a listing may select a specialist firm in one of two ways. Under the first method, the NYSE’s allocation committee selects the specialist firm based on specific criteria. Under the second method, available since March 1997, the listing company requests that the allocation committee select three to five potential specialist firms suitable for the stock, based on criteria specified by the listing company. The listing company then has the opportunity to meet with each specialist firm identified by the allocation committee. Within one week after meeting the competing specialist firms, the listing company must select a specialist firm. Currently, substantially all of the companies seeking a listing on the NYSE are opting to make the final choice of their own specialist firm under the second allocation method.

When assigned a particular stock, the specialist firm agrees to specific obligations. The specialist firm’s role is to maintain, as far as practicable, trading in the stock that will be fair and orderly. This implies that the trading will have reasonable depth and price continuity, so that, under normal circumstances, a customer may buy or sell stock in a manner consistent with market conditions. A specialist firm helps market participants achieve price improvement in their trades because the best bids and offers are discovered through the auction process. In performing its obligations, the specialist firm is exposed to all transactions that occur in each of its specialist stocks on the NYSE floor. In any given transaction, the specialist firm may act as:

•                    an auctioneer by setting opening prices for its specialist stocks and by matching the highest bids with the lowest offers, permitting buyers and sellers to trade directly;

•                    a facilitator bringing together buyers and sellers who do not know of each other in order to execute a trade which would not otherwise occur;

•                    an agent for broker-dealers who wish to execute transactions as instructed by their customers (typically, these orders are limit orders entrusted to the specialist at prices above or below the current market price); or

•                    a principal using its own capital to buy or sell stocks for its own account.

The specialist firm’s decision to buy or sell shares of its specialist stocks as principal for its own account may be based on obligation or inclination. For example, the specialist firm may be obligated to buy or sell its specialist stock to counter short-term imbalances in the prevailing market, thus helping to maintain a fair and orderly market in that stock. At other times, the specialist firm may be inclined to buy or sell the stock as principal based on attractive opportunities. The specialist firm may trade at its election so long as the trade will contribute to a fair and orderly market. In actively-traded stocks, the specialist firm continually buys and sells its specialist stocks at varying prices throughout each trading day. The specialist firm’s goal and expectation is to profit from differences between the prices at which it buys and sells these stocks. In fulfilling its specialist obligations, however, the specialist firm may, at times, be obligated to trade against the market, adversely impacting the profitability of the firm. In addition, the specialist firm’s trading practices are subject to a number of restrictions, as described in “NYSE and AMEX Rules Governing Our Specialist Activities.”

Recent Trends in NYSE Trading

Specialist firms generate revenues by executing trades, either as agent or principal, in their specialist stocks. Accordingly, the specialist firms’ revenues are significantly impacted by the volume of trading on the NYSE. This volume has increased significantly in recent years as a result of many factors, including:

•                    an increase in the amount of assets managed through retirement plans, mutual funds, annuity and insurance products, index funds and other institutional investment vehicles;

•                    an increase in NYSE listings of non-U.S. companies;

•                    transfers from Nasdaq;

•                    spin-offs;

•                    trading in decimal price increments.

Despite the increases in NYSE share volume, the difficult global market and economic conditions that existed during 2001 continued throughout 2002, adversely affecting our specialist operations. Although 2002 began with expectations of improved economic performance, weak corporate earnings, increased uncertainty about the strength and pace of the global economic recovery and continued revelation of numerous corporate accounting and governance irregularities undermined investor confidence. As a result, the equity markets in which we operate experienced sharp declines during 2002. Uncertainty surrounding continuing terrorist threats and increased geopolitical tensions also have contributed to investor lack of confidence and reluctance to participate in the equity markets.

In January 2001, the NYSE commenced trading in decimals. To date, studies on the effects of decimalization on NYSE trading have shown that bid-asked spreads and quote sizes have decreased, and the percentage of shares receiving price improvement has increased. Despite the documentation of these findings, it has been difficult to determine the precise effect of decimalization on our principal trading revenue, and we do not know the effect decimalization will have on our principal trading revenue in the future.

The majority of trades in NYSE-listed stocks take place through NYSE specialist firms. In 2002, specialist firms handled approximately 81.9% of trades in NYSE-listed stocks as compared to 84.0% in 2001. Trades in NYSE-listed stocks also are generally effected as follows:

•                    some stocks are listed on multiple exchanges, such as regional exchanges, and trades take place on those exchanges; and

•                    NYSE-listed stocks may be traded off the NYSE in the over-the-counter market.

Technological advances have contributed to increased trading through alternative trading systems, called ATSs, such as electronic communications networks, or ECNs, and crossing systems. While the first ECN was created in 1969, most of the others currently in operation were started in the past several years. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, professional traders or brokerage firms. Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges.

Despite the presence of these ATSs, thus far, there has been an insignificant decline in the volume of equities traded on the NYSE as opposed to these alternative systems. The percentage of annual trading of NYSE-listed stocks on the NYSE has ranged from 81.9% to 84.0% for the past five years. The decline in NYSE’s share of consolidated tape volume from 84.0% in 2001 to 81.9% in 2002 was primarily due to the increase in NYSE stocks trading below $5 as a result of the continuing bear market. It is unclear, however, how the alternative trading methods and new technologies just described or that may be developed will affect the future percentage of trading in listed stocks conducted on the NYSE.

In response to the advent of these ATSs, the NYSE has launched Network NYSE, a suite of market information and auto-execution products offering new choices to different types of customers. Some examples of these new products include:

•                    NYSE Direct+©, an automatic execution service for limit orders up to 1,099 shares, enabling investors to automatically execute orders at the national best bid offer;

•                    NYSE OpenBook(SM), an online market data product allowing subscribers to view information on the NYSE limit order books; and

•                    Institutional Express(SM), an electronic gateway to satisfy large order requirements, including the growing information needs of NYSE member firms and their institutional customers.

We believe these recent NYSE product developments will further benefit our specialist business by offering investors new choices within the NYSE auction market system. These choices should enable both retail and institutional investors to access the world’s largest pool of liquidity, and execute their trades through NYSE specialists – the focal point of the NYSE’s auction-based system.

Our Specialist Operations

Our NYSE and AMEX Equity Specialists

Our NYSE and AMEX equity specialist operations are conducted through our LaBranche & Co. LLC subsidiary. As a specialist in equities on the NYSE and AMEX, its role is to maintain, as far as practicable, a fair and orderly market in its specialist stocks. In doing so, it provides a service to its listed companies, and to the brokers, traders and investors who trade in its specialist stocks. We believe that, as a result of our commitment to providing high quality specialist services, we have developed a strong reputation among our constituencies, including investors, members of the Wall Street community and our listed companies.

Our specialist business has grown considerably over the past several years. Our revenues from our specialist operations have increased from approximately $95.0 million in 1998 to $340.8 million in 2002. We have accomplished our growth both internally and through acquisitions. Since the NYSE implemented its new specialist allocation process in March 1997, we have been selected by 124 new listed companies, resulting from 261 listing interviews through December 31, 2002. In addition, we have acquired eleven specialist operations since 1997, adding approximately 500 NYSE common stocks and 52 AMEX common stocks. As a result of internal growth and selective acquisitions, our LaBranche & Co. LLC subsidiary currently is one of the leading NYSE specialists as illustrated by the following data:

•                    the annual dollar volume on the NYSE of stocks for which LaBranche & Co. LLC acted as specialist was $2.7 trillion, or 27.2% of total NYSE dollar volume in 2002, and $2.5 trillion, or 27.6% of total NYSE dollar volume in 2001. By this measure, LaBranche & Co. LLC was the largest NYSE specialist firm in 2002;

•                    the annual share volume on the NYSE of stocks for which LaBranche & Co. LLC acted as specialist was 102.0 billion, or 28.7% of total NYSE share volume in 2002, and 76.0 billion, or 28.5% of total NYSE share volume in 2001. By this measure, LaBranche & Co. LLC was the largest NYSE specialist firm in 2002; and,

•                    the total number of LaBranche & Co. LLC’s common stock listings was 589, or 22.8% of all NYSE common stock listings as of December 31, 2002, and 591, or 22.9% of all NYSE common stock listings as of December 31, 2001. By this measure, LaBranche & Co. LLC was the largest NYSE specialist firm as of December 31, 2002. In addition, LaBranche & Co. LLC acted as the specialist for 272 other NYSE-listed securities (e.g., preferred and convertible securities).

As of December 31, 2002, our listed companies included:

•                    101 of the S&P 500 Index companies; and

•                    nine of the 30 companies comprising the Dow Jones Industrial Average. Our Dow stocks are 3M Co., Altria Group, Inc., American Express Company, AT&T, DuPont, Eastman Kodak, ExxonMobil, Merck, and SBC Communications.

Our AMEX Options Specialist

We originally entered into the AMEX options specialist business through our LaBranche & Co. LLC subsidiary upon the acquisition in December 2000, of the assets and operations of an AMEX options specialist unit and, in August 2001, we expanded our AMEX specialist activities by purchasing the assets and operations of Cranmer & Cranmer, Inc., a firm which acted as the specialist for both equities and options on the AMEX. Through September 25, 2002 our AMEX specialist operations for both equities and options were conducted entirely by LaBranche & Co. LLC. Since September 25, 2002, we have conducted our AMEX options specialist business activities through LSP, our newly-organized wholly-owned subsidiary. Our specialist activities related to equities on the AMEX remained at LaBranche & Co. LLC. In addition to acting as the specialist for 143 AMEX-listed options, LSP acts as a market-maker in approximately 40 ETFs.

As a specialist in options on the AMEX, LSP is responsible for creating a fair and orderly market in the trading of its specialist options. In doing so, LSP may at times be obligated to trade against the market, adversely impacting the profitability of the trade or creating a position that may not necessarily be desired. To hedge the risk of its option positions, LSP may buy or sell the stock underlying the option.

As a market-maker in approximately 40 ETFs, LSP is not obligated to create a fair and orderly market. Thus, it can willingly buy and sell the ETFs for which it acts as a market-maker, but it is not obligated to do so. LSP hedges its ETF positions with a combination of financial futures, baskets of underlying stocks and other ETFs.

Our Specialist Support Services

In April 2002, BV was organized to represent our specialist segment in European markets and to provide client services to our specialist segment’s European listed companies. BV was established under Dutch law, and its office is in Amsterdam. The entity, through a services agreement, provides monitoring and trading services for LaBranche & Co. LLC’s specialist stock positions on an overnight basis, as specifically directed by appropriately designated LaBranche & Co. LLC personnel. In addition, BV markets the services of our specialist entities to existing and prospective European companies.

NYSE and AMEX Rules Governing Our Specialist Activities

Under NYSE and AMEX rules, a specialist has a duty to maintain, as far as practicable, a fair and orderly market in its specialist stocks. In order to fulfill its obligations, the specialist must at times trade for its own account, even when it may adversely affect the specialist’s profitability. In addition, under some circumstances, the specialist is prohibited from making trades as principal in its specialist stocks. The specialist’s obligations are briefly described below.

Requirement to Trade as Principal. A specialist must buy and sell securities as principal when necessary to minimize an actual or reasonably anticipated short-term imbalance between supply and demand in the auction market. The specialist must effect these transactions when their absence could result in an unreasonable lack of continuity and/or depth in its specialist stocks. The specialist is not expected to act as a barrier in a rising market or a support in a falling market, but must use its own judgment to try to keep such price increases and declines equitable and consistent with market conditions.

A specialist must make firm and continuous two-sided quotations that are timely and that accurately reflect market conditions. In making these quotations, the specialist’s transactions are calculated to contribute to the maintenance of price continuity with reasonable depth.

Trading Restrictions.  In trading for its own account, the specialist must avoid initiating a market-destabilizing transaction. All purchases and sales must be reasonably necessary to permit the specialist to maintain, as far as practicable, a fair and orderly market in its specialist stocks. In addition, the specialist must comply with the following trading requirements:

•                    A specialist must first satisfy a customer’s market buy order (an order to buy at the prevailing market price) before buying any stock for its own account. Similarly, a specialist must first satisfy a customer’s market sell order (an order to sell at the prevailing market price) before selling any stock for its own account;

•                    A specialist must first satisfy a customer’s limit order held by it before buying or selling at the same price for its own account. A limit order is an order either to buy only at or below a specified price, or to sell only at or above a specified price. A specialist may not have priority over any customer’s limit order. A specialist, however, may buy or sell at the same price as a customer limit order as long as that limit order is executed first;

•                    If a public buyer wants to buy at a particular price and a seller wants to sell at the same price, the buyer and seller trade directly with each other, and the specialist should not interfere in the transaction;

•                    The specialist does not charge commissions for trades in which it acts as a principal;

•                    Except in some circumstances in less active markets, the specialist may not, without permission from an exchange official, initiate destabilizing trades for its own account which cause the stock price to rise or fall; and

•                    Any transactions by the specialist for its own account must be effected in a reasonable and orderly manner in relation to the condition of the general market, the market in the particular stock and the adequacy of the specialist’s position to the immediate and reasonably anticipated needs of the market.

In addition, the specialist cannot be in a control relationship with any of its listed companies. This means a specialist may not acquire more than 5% of any common or preferred issue of its specialist stocks and may not own 10% or more of any common or preferred stock. A specialist may not hold any position as an officer or director with, receive payments or loans from, or engage in certain business transactions with any of its listed companies.

Listed Company Services

We are committed to providing our listed companies with a high level of service, in addition to our specialist functions on the trading floor. We have a Corporate Relations Department consisting of 20 full-time employees devoted to serving our listed companies. The most important function of the Corporate Relations Department is to provide current market information to the listed companies.

In addition, we help to educate our listed companies on general market trends. We organize annual educational conferences that review trends in the securities industry and equity markets. We also survey our specialist companies annually on the quality of our services, and use the information obtained in these surveys to continually improve our services. For newly listed companies on the NYSE, we provide additional investor relations support services to assist the companies with their transition to the NYSE. These services, which are often outsourced, add significant value for companies considering a listing on the NYSE.

Competition in the Specialist Industry

We obtain each of our new listings on the NYSE and AMEX by participating in an allocation process. As part of this process, either the allocation committee of the NYSE or AMEX or the listing company chooses the specialist firm. We compete with other specialist firms based on a number of factors, including:

•                    the strength of our capital base;

•                    our willingness to commit our own capital and trade for our own account while conducting our specialist operations; and

•                    the ancillary services we offer our specialist companies, such as providing information on the trading activities in their stocks.

The specialist industry experienced a vast and accelerated consolidation over the past several years. In 2002, the three largest specialist units as ranked by their number of specialist stock listings accounted for 69.0% of the daily share volume traded on the NYSE. As a result of the consolidation, the competition for obtaining new listed companies is intense. We expect competition to continue and intensify in the future as some of our competitors may have greater financial resources and product service offerings.

Our Specialist Segment’s Competitive Position

We are committed to providing the highest quality service to our various constituencies. We believe our success is based on the following factors:

•                    Leading Position in the Specialist Market. We have a long-standing reputation as one of the leading specialist firms on the NYSE and have established and are expanding our presence on the AMEX. We have successfully grown our business and improved our services through widely varying market conditions. Trading in the stocks for which we acted as specialist during 2002 accounted for 27.2% of the dollar volume on the NYSE and 28.7% of the share volume. By these measures, we were the largest specialist firm on the NYSE. As of December 31, 2002, we acted as specialist for 589 common stocks listed on the NYSE and 82 listed on the AMEX. Of our NYSE common stock listings, 134 and 123 were non-U.S. listings as of December 31, 2002 and December 31, 2001, respectively.

•                    Diverse and High Quality Specialist Stocks. Our listed companies operate in a variety of industries including financial services, media, oil and gas, retail, technology and telecommunications. Many of our listed companies are leaders in their respective fields. They range in market capitalization from some of the smallest on the NYSE and AMEX to some of their largest and most well-known. Acting as specialist in the stocks of industry leaders should benefit us as these leading companies continue to expand their businesses through internal growth and acquisitions.

•                    Strong Market-Making Skills. We utilize our strong market-making skills to actively trade as principal in our specialist stocks. In our opinion, we significantly improve liquidity in our specialist stocks, particularly during periods of market volatility. In 2002, approximately 32.4% of our trades were as principal as compared to an average of approximately 30.2% for all NYSE specialists.

•                  Innovative Customer-Oriented Services. We are committed to providing our listed companies with a high level of service, in addition to our specialist functions on the trading floor. We provide our listed companies with detailed information on the trading activity of their stocks. We also maintain frequent contact with our listed companies to discuss the trading in their stock. In addition, we provide customized support services for our listed companies to assist in their investor relations efforts.

•                    Completed Acquisitions. Since 1997, we have acquired eleven specialist operations adding approximately 500 NYSE common stocks and 52 AMEX common stocks, solidifying our position as one of the leading NYSE specialist firms, as well as establishing and expanding our presence on the AMEX.

Our Execution and Clearing Segment

Recent Trends in Execution and Clearing Industry

During the last few years, the traditional, clearing industry has experienced a major consolidation, resulting in a small number of highly capitalized and extremely focused competitors. Utilizing enormous scale, the top few competitors in the business have captured the majority of the correspondent clearing market while providing retail sales organizations with a cost effective and dependable operations platform. This business is highly specialized, requires significant balance sheet resources and has become dominated by large commercial and investment banks.

As electronic delivery methods and clearing procedures proliferate, the cost of providing executions has dropped and there has been an accompanying drop in the general level of commissions. The contraction in financing activity and flow of money to mutual fund managers has pressured both the “buy” and “sell” sides severely. With the resumption of economic growth and the return of financing activity, we believe that industry capacity should be more fully utilized and commissions should stabilize.

Our Execution and Clearing Operations

Our execution and clearing segment provides securities clearing, trade execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and other broker-dealers. We also provide direct access floor brokerage services to institutional customers and provide front-end order execution to a range of clients.

Unlike traditional clearing firms, LFSI is not focused on the commoditized, bulk clearance, custody and execution business. Rather, it targets specialized lines of business where flexibility, technological expertise and a highly versatile execution and clearance platform provides us with a competitive advantage. LFSI’s central focus is to bring the customer closer to the point of sale and provide price discovery at the highest speed and lowest possible cost.

In July 2002, we formed the Insitutional Execution Group (“IEG”), which specializes in providing institutions with personalized service by reacting to their execution needs. IEG’s primary focus is to provide institutional customers with timely executions at the best price with minimal market impact. IEG offers the ability to both execute and clear trades on the NYSE, AMEX and Nasdaq/OTC with seamless straight-through processing from order origination to trade execution. Customers of IEG can also utilize its web-based technology in order to preserve anonymous representation of their orders on the NYSE trading floor and other venues.

Regulatory Matters

The securities industry in the United States, including all broker-dealers, is subject to regulation under both federal and state laws. In addition, the SEC, the NYSE, AMEX and other regulatory organizations require compliance with their rules and regulations. As a matter of public policy, regulatory bodies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets.

Our broker-dealer subsidiaries, LaBranche & Co. LLC, LFSI and LSP, are subject to regulations concerning operational and financial aspects of their respective businesses. They are subject to registration requirements with various government entities and self-regulatory organizations, commonly referred to as SROs, with which they must comply before they can conduct business. They are also subject to laws, rules and regulations requiring them to comply with financial reporting rules, trade practices, capital structure obligations, and record retention requirements. Failure by any of our broker-dealer subsidiaries to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of its directors, officers or employees, and other negative consequences, which could have an adverse effect on our businesses. From time to time, in the ordinary course of business, we have been subject to immaterial fines for violations of such laws, rules or regulations.

As a NYSE specialist firm, LaBranche & Co. LLC is under constant review by the NYSE on all aspects of its operations and financial condition. As part of the price discovery mechanism implemented by the NYSE, every specialist transaction is published immediately on the tape and is broadcast worldwide. The NYSE also employs sophisticated monitoring and stringent rules approved by the SEC. The NYSE’s Market Surveillance Division examines specialists’ trading in all stocks, every trading day, including specialists’ decisions to trade or to not trade as principal.

Capital Requirements

Our broker-dealer subsidiaries, LaBranche & Co. LLC, LFSI and LSP, are also subject to net capital requirements as required by SEC Rule 15c3-1, and net liquid asset requirements as required by the NYSE and AMEX. Please see the Liquidity section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations for our subsidiaries’ capital requirements and actual amounts.

Failure to maintain the required net capital and/or net liquid assets may subject our broker-dealers to suspension or revocation of SEC registration or suspension or expulsion by the appropriate exchanges.

Employees

As of December 31, 2002, we had 595 full-time employees, including 65 managing directors. As of February 28, 2003, we had 597 full time employees, including 67 managing directors, of which 437 were employed at our specialist segment, 123 were employed at our execution and clearing segment, and 37 were employed at LaBranche. Of the total 597 full time employees, 110 were NYSE specialists, 14 were AMEX specialists, 256 were trading assistants, and the remaining 217 employees worked in clearing operations, corporate relations, registered representatives, management, administration, finance and other departments.

Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage. We consider our employee relations to be good.

Item 2.                                   PROPERTIES.

Our offices are located at One Exchange Plaza, New York, New York, where we lease approximately 36,000 square feet under two separate leases expiring in January 2008, and at 120 Broadway, where we lease approximately 45,000 square feet under a sublease expiring in March 2006. In addition, we also leased approximately 9,000 square feet at One Exchange Plaza under a lease, which expired in January 2003. We also lease five trading posts on the floor of the NYSE, approximately 24,000 square feet of additional space at locations in New York and New Jersey under leases expiring between August 2003 and September 2012 and approximately 1,100 square feet in Amsterdam, Netherlands, under a lease expiring in April 2004. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the near future.

Item 3.                                   LEGAL PROCEEDINGS.

The Company and, in particular, certain of the business operations conducted by LFSI’s predecessor in interest, ROBB PECK McCOOEY Clearing Corporation, have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2002.

PART II

Item 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information and Holders

Our common stock is quoted on the NYSE under the symbol “LAB.” The following table sets forth the range of high and low closing sales prices for our common stock on the NYSE for the periods indicated:

	High	Low
Fiscal 2001

First Quarter	$51.03	$27.69

Second Quarter	44.52	28.56

Third Quarter	30.22	19.50

Fourth Quarter	35.11	22.12

Fiscal 2002

First Quarter	36.11	29.88

Second Quarter	30.93	21.90

Third Quarter	23.50	17.50

Fourth Quarter	30.38	18.15

Fiscal 2003

First Quarter (through February 28, 2003)	26.99	19.18

As of February 28, 2003, we had approximately 149 stockholders of record of our common stock and an estimated 6,500 beneficial owners. The closing sale price of our common stock on February 28, 2003 was $20.32 per share.

Dividend Policy

On January 16, 2003, our board of directors declared an $.08 per share cash dividend payable on February 14, 2003 to holders of record of our common stock on January 31, 2003. This dividend was paid on February 14, 2003. The payment of future dividends is within the discretion of our board of directors and will depend on our future earnings, our capital requirements, applicable regulatory restrictions, our financial condition and other relevant factors. This transaction has not been reflected in the accompanying consolidated financial statements as of December 31, 2002.

In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. in March 2001, we issued 100,000 shares of our Series A preferred stock. Each outstanding share of our Series A preferred stock entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% of the liquidation preference per share until March 15, 2005, 10% until March 15, 2006 and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter), and all dividends have been paid on the scheduled date since inception. Dividends on the issued and outstanding shares of Series A preferred stock are preferred and cumulative and accrue from the date on which they were originally issued.

On February 19, 2002, we repurchased approximately 28,164 shares of our Series A preferred stock at $1,000 per share plus accrued and unpaid dividends through the date of purchase, pursuant to a tender offer commenced on January 18, 2002. On August 7, 2002, we issued to RPM Nautical Foundation, Inc. (“RPM Nautical”), a non-profit organization of which George E. Robb, Jr., a former member of our Board of Directors, is a founder and director, subordinated notes in the aggregate principal amount of $8.0 million (the “Notes”) in exchange for the 8,000 shares of our Series A preferred stock then held by RPM Nautical. We also paid to RPM Nautical, in cash, the amount of accrued and unpaid dividends with respect to the shares of our Series A preferred stock held by RPM Nautical as of August 6, 2002.

On February 6, 2003, we repurchased approximately 24,650 additional shares of our Series A preferred stock at $1,000 per share plus accrued and unpaid dividends through the date of purchase, pursuant to a tender offer commenced on January 6, 2003. As of February 28, 2003, 39,186 shares of our Series A preferred stock were outstanding. This transaction has not been reflected in the accompanying consolidated financial statements as of December 31, 2002.

Recent Issuance of Unregistered Securities

None.

Item 6.                                   SELECTED CONSOLIDATED FINANCIAL DATA.

The selected consolidated financial data set forth below for the year ended December 31, 2002 and as of December 31, 2002 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this filing. The selected consolidated financial data set forth below for the years ended December 31, 2001 and 2000 and as of December 31, 2001 have been derived from our consolidated financial statements, which were audited by Arthur Andersen LLP, independent public auditors, and are included elsewhere in this filing. The selected consolidated financial data set forth below for the years ended December 31, 1999 and 1998 and as of December 31, 2000, 1999 and 1998 have been derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public auditors, which are not included elsewhere in this filing. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this filing.

	Year Ended December 31,
(000’s omitted)	2002	2001	2000	1999	1998
STATEMENT OF OPERATIONS DATA:
Revenues:
Net gain on principal transactions	$342,400	$340,795	$282,948	$150,971	$95,048
Commissions	92,044	62,866	45,381	37,222	26,576
Other	18,401	20,469	16,480	12,844	4,787

Total revenues	452,845	424,130	344,809	201,037	126,411

Expenses:
Employee compensation and benefits	131,511	110,832	88,759	34,268	13,921
Interest	48,589	52,049	41,893	8,286	3,577
Exchange, clearing and brokerage fees	37,729	22,367	5,148	3,601	2,778
Lease of exchange memberships	25,939	20,536	10,933	8,416	6,568
Depreciation and amortization of intangibles	13,446	39,450	18,476	5,144	3,020
Legal and professional fees	8,072	4,959	1,868	1,622	916
Communications	6,653	4,795	1,500	1,193	964
Occupancy	5,446	3,932	1,310	998	747
Other	9,336	8,499	8,345	3,041	2,285

Total expenses before managing directors’compensation, limited partners’ interest in earnings of subsidiary and provision for income taxes	286,721	267,419	178,232	66,569	34,776

Income before managing directors’ compensation, limited partners’ interest in earnings of subsidiary and provision for income taxes	166,124	156,711	166,577	134,468	91,635
Managing directors’ compensation	—	—	—	56,191	58,783

Income before limited partners’ interest in earnings of subsidiary and provision for income taxes	166,124	156,711	166,577	78,277	32,852
Limited partners’ interest in earnings of subsidiary	—	—	—	25,344	26,292

Income before provision for income taxes	166,124	156,711	166,577	52,933	6,560
Provision for income taxes	78,898	85,124	84,654	23,899	3,900

Net income	87,226	71,587	81,923	29,034	2,660
Series A preferred dividends and discount accretion	6,941	7,472	—	—	—
Net income available to common stockholders	$80,285	$64,115	$81,923	$29,034	$2,660

	As of December 31,
(000’s omitted)	2002	2001	2000	1999	1998
BALANCE SHEET DATA:
Cash and short term investments	$119,045	$189,524	$287,643	$109,196	$25,822
United States government obligations	395,840	328,048	—	1,471	1,468
Securities owned, at market value	189,228	225,559	146,505	148,563	114,994
Total assets	1,912,802	2,000,837	1,004,122	505,896	272,201
Total long-term and subordinated indebtedness(1)	383,233	429,205	397,828	162,330	48,073
Members’ capital/stockholders’ equity	989,688	928,358	370,901	251,972	77,093

(1)                                  Excludes subordinated liabilities related to contributed exchange memberships.

Quarterly Results (unaudited)

The following represents the firm’s unaudited quarterly results for 2002 and 2001. These quarterly results were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments.

	2002 Fiscal Quarter
(000’s omitted, except per share data)	First	Second	Third	Fourth
Total Revenues	$122,680	$98,108	$118,265	$113,792
Total Operating Expenses	69,164	69,884	77,582	70,091
Income before provision for income taxes	53,516	28,224	40,683	43,701
Provision for income taxes	25,864	13,283	19,306	20,445
Net Income	27,652	14,941	21,377	23,256
Series A preferred dividends and discount accretion	2,076	1,741	1,600	1,524
Net income available to common stockholders	25,576	13,200	19,777	21,732

Earnings per share
Basic	$0.44	$0.22	$0.34	$0.37
Diluted	0.43	0.22	0.33	0.36

	2001 Fiscal Quarter
(000’s omitted, except per share data)	First	Second	Third	Fourth
Total Revenues	$97,760	$112,762	$89,121	$124,487
Total Operating Expenses	53,076	69,022	64,504	80,817
Income before provision for income taxes	44,684	43,740	24,617	43,670
Provision for income taxes	23,760	24,523	13,379	23,462
Net Income	20,924	19,217	11,238	20,208
Series A preferred dividends and discount accretion	388	2,378	2,353	2,353
Net income available to common stockholders	20,536	16,839	8,885	17,855

Earnings per share
Basic	$0.41	$0.30	$0.16	$0.31
Diluted	0.40	0.29	0.15	0.30

Item 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this filing. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties including, but not limited to those discussed in “Risk Factors” attached hereto as Exhibit 99.1. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We were organized in 1999 in connection with the reorganization of LaBranche & Co. from partnership to corporate form and the related initial public offering of our common stock. We currently view our business as operating principally in two separate segments: the specialist segment and the execution and clearing segment. Our specialist segment operates as a specialist in equities and rights on the NYSE and in equities and options on the AMEX, a market-maker in ETFs on the AMEX, and provides support services for our specialist activities. Our execution and clearing segment provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. Our execution and clearing segment also provides direct access floor brokerage services to institutional customers. Certain revenues and administrative and corporate overhead expenses, which consist primarily of interest on our public debt, are not specifically related to our two principal business segments, and thus are treated as “other” revenues and expenses.

Our specialist segment currently includes the operations of our LaBranche & Co. LLC, LSP and BV subsidiaries. Our execution and clearing segment currently includes the operations of our LFSI subsidiary.

Our business has grown considerably during the past five years. Our revenues increased from $126.4 million in 1998 to $452.8 million in 2002, representing a compound annual growth rate of 37.6%.

Reorganization Transactions

As of December 31, 2001, our Henderson Brothers, Inc. (“Henderson Brothers”) and Internet Trading Technologies, Inc. (“ITTI”) subsidiaries were merged with and into our ROBB PECK McCOOEY Clearing Corporation (“RPM Clearing Corporation”) subsidiary. RPM Clearing Corporation then changed its name to LFSI in January 2002.

Completed Acquisition

On October 24, 2002, we acquired all the outstanding stock of Hochstin & Company, Inc. (“Hochstin”), which conducted a rights specialist and floor brokerage business on the NYSE, for an aggregate of $7.8 million in cash. Of the $7.8 million consideration, $3.6 million was paid at the closing and the remainder is to be paid by us as follows: (a) $1.0 million on each of October 24, 2003, 2004 and 2005, and (b) $1.2 million on October 24, 2007, although the final payment may be reduced to $200,000 if the employment with us of a certain former employee of Hochstin is either terminated by us for cause or is terminated by such employee voluntarily prior to October 24, 2007. The Hochstin acquisition was accounted for under the purchase method of accounting and the excess of purchase price over fair value of net assets of approximately $4.6 million was allocated to goodwill.

Recent Developments

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not believe the implementation of SFAS No. 146 will have a material impact on our financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 details the required disclosures to be made about obligations under certain issued guarantees and requires the recognition of a liability for the fair value of the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued after December 31, 2002. The disclosure requirements are effective for financial statements ending after December 15, 2002. We do not believe the implementation of FIN 45 will have a material impact on our financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 provides two additional methods for accounting for stock-based compensation, the modified prospective and the retroactive restatement methods, by an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, in addition to the prospective method required by SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2003, we elected to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123. Under APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. In October 2002, however, our board of directors approved the implementation of procedures to account for stock-based employee compensation issued on or after January 1, 2003 in accordance with the prospective fair-value method. Under this new method, compensation expense will be recognized over the related service period based on the fair-value of stock options on the date of grant. We do not believe the implementation of SFAS No. 148 will have a material impact on our financial statements. We are evaluating the potential impact of SFAS No.

148 on future awards of stock-based compensation. Please see Footnote No. 11 in our consolidated financial statements for further discussion.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. We do not believe the implementation of FIN 46 will have a material impact on our financial statements.

Critical Accounting Policies

All of our principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions and the related revenues and expenses are recorded on a settlement date basis. Corporate equities, options and other securities owned, and securities sold, but not yet purchased are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions. United States Government obligations, together with related interest receivable as reported in other assets, are reflected at market value, with interest income included in other income. The market value for the equity securities for which we act as specialist on both the AMEX and NYSE is based on the closing price posted by the exchange on which they are traded. The market value for ETFs and futures contracts is also based on the closing price posted on the exchange on which they are traded. The market value of our exchange-traded options is based on the national best bid/offer as determined by our options clearing agent.

Investments in non-marketable securities consist of private equity, limited liability company and limited partnership investments, and are included in other assets on the statement of financial condition. These investments do not have readily available price quotations. These investments are accounted for under the equity method, which approximates fair value, or are accounted for at fair value as estimated by our management. In determining the estimated fair value, we considered all appropriate factors relevant to such investments and consistently apply industry standard methodology for arriving at fair value. Gains and losses for changes in fair value are included in other revenues in the accompanying consolidated statement of operations.

Our balance sheet contains significant intangible assets. These intangible assets are comprised of our specialist stock lists, trade name and goodwill acquired in connection with our various acquisitions and the limited partner buyout that occurred in 1999 in connection with our reorganization from partnership to corporate form. The allocations of purchase price and determinations of useful lives were based on independent appraisals for all acquisitions through March 2001. The useful lives of the acquired specialist stock lists were determined based on analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based on management’s analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared with the results of the independent appraisals conducted on acquisitions prior to April 2001.

Since the implementation of SFAS No. 142 on January 1, 2002, acquired trade name and goodwill are no longer amortized; instead these assets are tested at least annually for impairment by applying a fair-value based test. Our acquired specialist stock lists, however, continue to be amortized over their respective lives. Accordingly since January 2002, we have ceased amortization of acquired goodwill and trade name. During 2002, management performed the required impairment tests and determined that there was no impairment of our intangible assets. It is possible that in the future, as a result of periodic testing, we may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in our financial statements. We test goodwill for impairment on a regular basis or when events and circumstances indicate a revision may be necessary by applying a fair-value based test. The fair-value test involves the comparison of the fair value of the reporting unit to the carrying value of the reporting unit. The fair value of the reporting unit is determined using both our market capitalization and the present value of our estimated future cash flows based on certain management assumptions. If the carrying amount of the reporting unit exceeds its estimated fair value, we will determine if impairment is necessary through additional testing. Additionally, we test our specialist stock lists and trade name intangible assets whenever events or circumstances indicate that their carrying amount may not be recoverable. If the carrying value of the specialist stock lists and trade name exceeds their fair value, an impairment loss would be recognized for the excess of carrying value over fair value.

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

On August 7, 2002, we issued to RPM Nautical Foundation, Inc. (“RPM Nautical”), a non-profit organization of which George E. Robb, Jr., a former member of our Board of Directors, is a founder and director, subordinated notes in the aggregate principal amount of $8.0 million in exchange for the 8,000 shares of our Series A preferred stock then held by RPM Nautical. We also paid to RPM Nautical, in cash, the amount of accrued and unpaid dividends with respect to the shares of our Series A preferred stock held by RPM Nautical as of August 6, 2002. As a result of the exchange, we recorded an expense due to the acceleration of the discount accretion on the shares exchanged of approximately $0.4 million, which was included in other expenses.

On January 6, 2003, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 4, 2003, the offer expired, and on February 6, 2003, we purchased all of the approximately 24,650 shares that had been tendered for approximately $24.8 million, including accrued but unpaid dividends. As a result of the purchase, we recorded an expense due to the acceleration of the discount accretion on the shares purchased of approximately $0.9 million, which was included in other expenses.

Trust DECS Offering

On February 8, 2002, certain managing directors and former managing directors of LaBranche & Co. LLC entered into prepaid forward contracts with DECS Trust IX, a statutory business trust, pursuant to which the trust agreed to purchase from the participating managing directors, on a date which is expected to be February 8, 2005, an aggregate of 3,800,000 shares of our common stock owned by these managing directors, subject to the terms and conditions set forth in the contracts. The trust concurrently sold 3,800,000 trust securities, known as DECS, to investors. We did not receive, nor will we receive, any portion of the proceeds from the sale of shares pursuant to the contracts or from the sale of the DECS. The participating managing directors bore responsibility for payment of the expenses incurred by them in connection with this transaction.

Results of Operations

Specialist Segment Operating Results

	For the Years Ended December 31,			2002 vs 2001 Percentage Change	2001 vs 2000 Percentage Change
(000’s omitted)	2002	2001	2000

REVENUES:
Net gain on principal transactions	$342,400	$340,795	$282,948	0.5%	20.4%
Commissions	50,653	42,098	43,645	20.3	(3.5)
Other	8,116	12,838	14,302	(36.8)	(10.2)
Total segment revenues	401,169	395,731	340,895	1.4	16.1

Operating expenses	176,704	174,937	129,247	1.0	35.4

Pre-tax income	$224,465	$220,794	$211,648	1.7	4.3

Revenues from our specialist segment consist primarily of net gain earned from principal transactions in securities for which we act as specialist. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks, rights and options. Also included in net gain on principal transactions are net gains and losses resulting from our market-making activities in ETFs, the trading of futures used to hedge our ETF positions, and the trading of equities underlying the rights and options for which we act as specialist. These revenues are primarily affected by changes in share volume and fluctuations in price of our specialist stocks and options.

Commissions revenue generated by our specialist segment consists primarily of fees earned when our specialists act as agents by executing limit orders on behalf of brokers, professional traders and broker dealers after a specified period of time; we do not earn commissions when we match market orders.

Other revenue at our specialist segment consists primarily of interest income, proprietary trading gains or losses and earnings or losses from an investment in a hedge fund.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net gain on principal transactions increased as a result of increased share volumes in our specialist stocks traded on the NYSE, which led to a 31.3% increase in our principal trading share volumes from 27.2 billion shares for 2001 to 35.7 billion shares for 2002. The increase in net gain on principal transactions was also the result of a full year of revenues from our 2001 acquisitions. The increase was partially offset by unfavorable market conditions including a 19.8% decline in the NYSE Composite Index for 2002. Notwithstanding these unfavorable market conditions, we were required to fulfill our obligation as a specialist to minimize short-term imbalances between supply and demand and maintain fair and orderly markets in our listed company stocks.

Commissions revenue earned by our specialist segment increased as a result of increased share volume executed by us as agent, as well as the impact of our 2001 acquisitions, which increased the number of our specialist stocks. This increase was partially offset by a reduction in billed commissions, as a result of our effort to provide the lowest execution costs to our clients. The total share volume executed by us as agent in our specialist stocks increased 45.2% to 9.0 billion shares for 2002, from 6.2 billion shares for 2001.

Other revenue earned by our specialist segment decreased primarily due to a decline in interest income as a result of significantly lower interest rates for our short to medium term investments and stock-borrow transactions. In addition, the decrease was due to a decline in proprietary trading revenues, as well as an increase in losses from our investment in a hedge fund. The decrease in other revenue was partially offset by a reduction of losses from our investments in joint trading books, as well as the reversal of a commercial paper investment loss accrual.

Operating expenses for our specialist segment increased slightly due to an increase in employee compensation and related benefits and an increase in lease of exchange memberships, both of which were the result of a full year effect from our 2001 acquisitions. These increases were offset by a significant decrease in amortization of intangibles, a result of the adoption of SFAS No. 142 on January 1, 2002. For a further discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net gain on principal transactions increased due to the RPM and Bocklet & Company, LLC (“Bocklet”) acquisitions, as well as the acquisition of the interests in the Freedom Specialist Inc. (“Freedom”), R. Adrian & Company, LLC (“Adrian”) and LaBranche & Co LLC Joint Book (the “Joint Book”) during 2001. As a result of these acquisitions, we became the specialist for 218 additional common stock listings. In addition, an increase in principal trading share volume in our specialist stocks traded on the NYSE contributed to the increase in revenue. Our share volume as principal increased 51.1% to 27.2 billion shares for 2001, from 18.0 billion shares for 2000.

Commissions revenue earned by our specialist segment decreased, despite the increase in share volume, due to the competitive price pressures within the marketplace and our effort to provide lower execution costs to our customers. The share volume executed by us as agent in our specialist stocks increased 10.7% to 6.2 billion shares for 2001, from 5.6 billion shares for 2000.

Other revenue from our specialist segment decreased as a result of the losses incurred by our investments in a hedge fund and joint trading books, as well as the decline in proprietary trading revenues. The decrease in other revenue was partially offset by additional interest income due to the investment of additional funds.

The increase in operating expenses in our specialist segment for 2001 was primarily the result of increases in amortization of intangibles, lease of exchange memberships and exchange, clearing and brokerage fees. Amortization of intangibles and lease of exchange memberships both increased as a result of our 2001 acquisitions. Exchange, clearing and brokerage fees expense increased due to a new NYSE allocation fee, requiring specialist firms to share the cost of newly allocated listings on the NYSE, an increase in NYSE regulatory fees based on exchange seat use and an increase in trading volumes as a result of our 2001 acquisitions. For a further discussion of operating expenses see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

				2002 vs 2001 Percentage Change	2001 vs 2000 Percentage Change
	For the Years Ended December 31,
(000’s omitted)	2002	2001	2000

REVENUES:
Commissions	$41,391	$20,768	$1,736	99.3%	1,096.3%
Other	3,174	6,412	858	(50.5)	647.3

Total segment revenues	44,565	27,180	2,594	64.0	947.8

Operating expenses	54,390	39,805	5,527	36.6	620.2

Pre-tax loss	$(9,825)	$(12,625)	$(2,933)	(22.2)	330.4

Our execution and clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage activities.

Our execution and clearing segment’s other revenues consist of interest income, proprietary trading gains or losses and fees charged to customers for use of our proprietary front-end order execution system.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Commissions revenue from our execution and clearing segment increased due to the growth and expansion of our business, as well as a full year of revenues from the operations of the execution and clearing business which we acquired on March 15, 2001.

Other revenue from our execution and clearing segment decreased primarily due to the decline in interest income at our execution and clearing segment as a result of significantly lower interest rates for our short term investments and stock-borrow transactions.

The increase in operating expenses for our execution and clearing segment was primarily due to an increase in exchange, clearing and brokerage fees expense. This increase was due to the growth and expansion of our execution and clearing business, as well as a full year of fees from our execution and clearing segment. For a further discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Commissions revenue from our execution and clearing segment increased primarily due to additional revenues from the operations of RPM

Clearing Corporation which we acquired on March 15, 2001.

Other revenue from our execution and clearing segment increased primarily due to the revenues from execution and clearing activities of RPM Clearing Corporation and fee revenue from ITTI, both of which were acquired in March 2001.

Operating expenses for our execution and clearing segment increased primarily due to increases in employee compensation and related benefits expense and exchange, clearing and brokerage fees expense. These increases were the result of the expansion of our execution and clearing segment. For a further discussion of operating expenses see “Our Operating Expenses” below.

Our execution and clearing segment has generated losses of approximately $9.8 million, $12.6 million and $2.9 million during the 2002, 2001 and 2000 fiscal years, respectively, due to several factors, including (i) the dispersion of its activities over a number of unprofitable business lines inherited in connection with our acquisitions of Henderson Brothers Holdings, Inc. in March 2000 and ROBB PECK McCOOEY Financial Services, Inc. in March 2001, (ii) a months-long conversion of its clearing platform which required considerable financial and human resources, but which should be completed soon and generate significant savings and increased operating flexibility, and (iii) an industry-wide contraction in trading activity, particularly during the 2002 fiscal fourth quarter. We have devoted increased management resources to rationalize our execution and clearing segment’s businesses, control its costs and respond to changes in market structure and customer needs.

Other Segment Operating Results

				2002 vs 2001 Percentage Change	2001 vs 2000 Percentage Change
	For the Years Ended December 31,
(000’s omitted)	2002	2001	2000

REVENUES:
Other	$7,111	$1,219	$1,320	483.3%	(7.7%	)

Total segment revenues	7,111	1,219	1,320	483.3	(7.7)

Operating expenses	55,627	52,677	43,458	5.6	21.2

Pre-tax loss	$(48,516)	$(51,458)	$(42,138)	(5.7)	22.1

The portion of our revenues that is not generated from our two principal business segments consists primarily of appreciation or depreciation of our non-marketable investments and interest income.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Other revenue increased due to the appreciation in the value of our investment in Lava Trading Inc. by approximately $9.0 million. This increase was partially offset by a decline in interest income as a result of significantly lower interest rates for our short to medium term investments, as well as the decrease in the values related to certain of our other non-marketable investments.

Operating expenses increased primarily due to an increase in employee compensation and related benefits expense. For a further discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Other revenue decreased primarily due to the decline in the values of certain of our non-marketable investments. The decrease was partially offset by additional interest income due to the investment of additional funds.

Operating expenses increased primarily due to an increase in interest expense and employee compensation and related benefits expense. These increases were the result of our issuance of indebtedness and the growth of our business. For a further discussion of operating expenses see “Our Operating Expenses” below.

Our Operating Expenses

				2002 vs 2001 Percentage Change	2001 vs 2000 Percentage Change
	For the Years Ended December 31,
(000’s omitted)	2002	2001	2000

EXPENSES:
Employee compensation and related benefits	$131,511	$110,832	$88,759	18.7%	24.9%
Interest	48,589	52,049	41,893	(6.6)	24.2
Exchange, clearing and brokerage fees	37,729	22,367	5,148	68.7	334.5
Other operating expenses	68,892	82,171	42,432	(16.2)	93.7

Total expenses before provision for income taxes	286,721	267,419	178,232	7.2	50.0

Provision for income taxes	$78,898	$85,124	$84,654	(7.4)	0.6

Our largest operating expense is employee compensation and related benefits. Our specialist segment’s employee compensation and related benefits consists of salaries, wages and profitability-based compensation paid to our floor traders and related support staff. The employee compensation and related benefits related to our execution and clearing segment consists of salaries, wages and profitability-based compensation paid to our execution and clearing professionals, as well as compensation based on commissions earned by various trading professionals. Profitability-based compensation may include compensation and stock-based compensation paid or granted to managing directors, trading professionals and other employees based on our profitability.

Interest expense is primarily generated from the indebtedness not allocated to either of our two principal segments. This indebtedness was incurred in connection with our reorganization from partnership to corporate form, our acquisitions and the exchange of our preferred stock for a promissory note. The interest expense at our specialist segment is primarily the result of subordinated indebtedness that has been approved by the NYSE for inclusion in our net capital. Customer’s free credit balances and bank loans generate interest expense at our execution and clearing segment.

Exchange, clearing and brokerage fees expense at our specialist segment consists primarily of fees paid by us as a specialist to the NYSE, AMEX, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities primarily are based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, an allocation fee requiring specialist firms to share the cost of newly allocated listings, a flat annual fee and execution and clearing fees. Our execution and clearing segment’s exchange, clearing and brokerage fees expense consist of commissions paid to third parties for introduction of customers, use of certain proprietary information and third party execution fees.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Employee compensation and related benefits expense increased due to our 2001 acquisitions and the general expansion of our business, which increased our average number of employees by approximately 96 individuals for the year ended December 31, 2002, as compared to the same period in 2001. Employee compensation and related benefits expense increased to 29.0% of total revenues for 2002, from 26.1% of total revenues for 2001.

Interest expense decreased as the result of the repayment of $21.4 million principal amount of subordinated indebtedness during 2002, as well as the early retirement during 2002 of $12.1 million principal amount of other indebtedness, which we assumed in connection with our 2001 acquisitions. This decrease was partially offset by additional interest charges associated with the $16.4 million of subordinated indebtedness incurred in connection with the acquisition of Bocklet in October 2001, which was repaid in October 2002. Interest expense decreased to 10.7% of total revenues for 2002, from 12.3% of total revenues for 2001.

Exchange, clearing and brokerage fees expense increased primarily due to the increased activities, growth and expansion of our execution and clearing segment, as well as a full year of fees from our expanded execution and clearing segment. In addition, an increase in our principal share volume as a result of an increase in overall share volume on the NYSE, our 2001 acquisitions and the expansion of our AMEX specialist business led to an increase in fees at our specialist segment. Exchange, clearing and brokerage fees expense increased to 8.3% of total revenues for 2002, from 5.3% of total revenues for 2001.

Other operating expenses decreased primarily due to a decline in depreciation and amortization of intangibles expense incurred at our specialist segment as a result of the adoption of SFAS No. 142 as of January 1, 2002. This decrease in other operating expenses was partially offset by increases in lease of exchange memberships, legal and professional fees, communications, occupancy and other expenses due to the growth and expansion of our operating segments, as well as our 2001 acquisitions.

Provision for income taxes decreased due to a decline in non-deductible amortization of goodwill and other intangible assets as a result of the adoption of SFAS No. 142.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Employee compensation and related benefits expense increased due to the RPM, Bocklet and other 2001 acquisitions, which increased our average headcount for the year by approximately 226 individuals. Employee compensation and related benefits expense increased to 26.1% of total revenues for 2001, from 25.7% of total revenues for 2000.

Interest expense increased due to the assumption of approximately $17.4 million and $9.0 million of promissory notes and secured demand notes, respectively, in connection with the RPM acquisition. As of December 31, 2001, approximately $14.1 million of the promissory notes remained outstanding after scheduled repayments throughout the year. The issuance of $16.4 million of subordinated indebtedness in connection with the Bocklet acquisition also contributed to the increase in interest expense. In addition, the increase was due to a full year of interest expense on $250.0 million of indebtedness incurred in connection with the acquisitions of Henderson Brothers Holdings, Inc. and Webco Securities, Inc. (“Webco”). Interest expense increased to 12.3% of total revenues for 2001, from 12.1% of total revenues for 2000.

Exchange, clearing and brokerage fees expense increased primarily due to a new NYSE allocation fee, requiring specialist firms to share the cost of newly allocated listings on the NYSE, an increase in NYSE regulatory fees based on exchange seat use, an increase in exchange and brokerage fees related to the expansion of our execution and clearing segment and an increase in trading volumes as a result of the RPM, Bocklet and other 2001 acquisitions. Exchange, clearing and brokerage fees expense increased to 5.3% of total revenues for 2001, from 1.5% of total revenues for 2000.

Other operating expenses increased due to additional depreciation and amortization of intangibles, lease of exchange memberships, legal and professional fees, communications, occupancy and other expenses due to our RPM, Bocklet and other 2001 acquisitions, as well as the growth and expansion of both of our operating segments.

Provision for income taxes increased due to additional non-deductible amortization of intangibles.

Liquidity

As of December 31, 2002, we had $1,912.8 million in assets, of which $119.0 million consisted of cash and short-term investments primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. As of December 31, 2001, we had $2,000.8 million in assets, of which $189.5 million consisted of cash and short-term investments primarily in government obligations and commercial paper maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements.

In February 2002, our LaBranche & Co. LLC subsidiary extended its $200.0 million committed line-of-credit with a U.S. commercial bank until February 27, 2003 and in October 2002, it amended and restated the $200.0 million committed line-of-credit agreement and extended the line-of-credit to October 31, 2003. The line-of-credit may be extended by LaBranche & Co. LLC, subject to the bank’s approval, for additional one-year terms by giving written notice to the bank at least 30 days prior to the then-current scheduled termination date. Amounts outstanding under the U.S. commercial bank credit facility would be secured by our inventory of specialist stocks and bear interest at the U.S. commercial bank’s broker loan rate. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

As of December 31, 2002 and 2001, the subordinated indebtedness of LaBranche & Co. LLC aggregated $28.3 million and $66.0 million (excluding subordinated liabilities related to contributed exchange memberships), respectively. The $28.3 million of outstanding subordinated indebtedness of LaBranche & Co. LLC on December 31, 2002 consisted of the following:

•                                            $15.0 million in senior subordinated notes, which were privately placed pursuant to note purchase agreements, mature on June 3, 2008, and bear interest at an annual rate of 7.69%, payable on a quarterly basis; and

•                                            $13.3 million in junior subordinated notes, of which

•                                            $5.3 million were issued to former limited partners and family members of former employees. These notes mature on varying dates between the second half of 2003 and the first half of 2004 and bear interest at an annual rate of 10.0%, payable on a quarterly basis; and

•                                            $8.0 million is a secured demand note obligation assumed by LaBranche & Co. LLC in connection with our acquisition of RPM, matures in June 2004, and bears interest at an adjusting variable rate, payable monthly.

The junior subordinated notes and the secured demand note have automatic rollover provisions, which extend the maturities for an additional year, unless the lender provides at least seven months advance notice prior to maturity. LaBranche & Co. LLC is also entitled to prepay the junior subordinated notes and the secured demand note obligation without penalty under the terms of the agreements relating thereto. During 2002, we repaid $1.4 million of subordinated indebtedness prior to the scheduled maturity dates and we repaid $36.4 million of subordinated indebtedness on the scheduled maturity dates, plus accrued and unpaid interest.

As of December 31, 2002, $10.0 million of our outstanding indebtedness consisted of:

•                                          a $2.0 million note issued to a former RPM employee’s family member, which matures in June 2003, bears interest at an annual rate of 12.5%, payable on a quarterly basis and is not classified as long term debt due to its maturity in less than one year; and

•                                          notes in the aggregate principal amount of $8.0 million issued to RPM Nautical in August 2002 in exchange for the 8,000 shares of our Series A preferred stock then held by RPM Nautical. This indebtedness matures on August 7, 2007 and bears interest at an annual rate of 10.0% until August 7, 2003 and 9.0% thereafter, payable semiannually.

During 2002, we repaid $12.1 million of promissory notes, subordinated notes and deferred compensation obligations, without penalty, prior to the scheduled maturity dates, plus accrued and unpaid interest.

In connection with our acquisition of RPM, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. We paid $6.0 million in deferred compensation plan benefits in March 2002. During April and November 2002, the following plan year, we paid approximately $1.2 million and $0.7 million in additional deferred compensation plan benefits. If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in one lump sum. The amounts payable under this deferred compensation plan may be reduced to satisfy any indemnification obligations of the plan participants to us under the agreements governing our acquisition of RPM.

In connection with our acquisition of RPM, we also assumed its liabilities and obligations under the Robb Peck McCooey Pension Trust. The pension trust was amended prior to our acquisition of RPM to freeze all future benefit accruals as of March 15, 2001. In May 2002 we contributed $1.2 million to the trust in order to fund a deficiency in the required value of the assets of the trust. The pension trust was terminated, effective as of August 31, 2001, and in connection with the termination, all assets of the trust were distributed prior to the end of 2002.

We also assumed RPM’s liabilities and obligations under its retention bonus pool. The retention bonus pool requires $9.0 million to be paid as bonus compensation on March 15, 2004 to as many as 31 former employees of RPM, under the condition they are still employed on the payment date. The portion of this retention bonus pool payable to each of these former employees will be determined by the majority vote of a committee consisting of Robert M. Murphy, George E. Robb, Jr. and Michael LaBranche or their respective successors.

In connection with our acquisition of RPM, we issued 100,000 shares of our nonconvertible Series A preferred stock to the former stockholders of RPM. Each outstanding share of our Series A preferred stock entitles the holder to cumulative preferred cash dividends at an annual rate of 8.0% of the liquidation preference per share until March 15, 2005, 10.0% until March 15, 2006, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter), with the first payment made on July 1, 2001. Dividends on the issued and outstanding shares of Series A preferred stock are preferred and cumulative and accrue daily from the date on which they were originally issued. As of February 28, 2003, approximately 39,186 shares of our Series A preferred stock were outstanding.

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

On August 24, 1999, in connection with our reorganization from partnership to corporate form, we issued a $16.0 million senior note with an annual interest rate of 9.5%, as partial payment for the acquisition of a certain limited partnership interest in LaBranche & Co. LLC (prior to its conversion to a limited liability company). The note plus all accrued interest was repaid in full in three annual installments on each anniversary of issuance, with the final payment made in August 2002.

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

The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to our Excess Cash Flow at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his or her pro rata share based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. Excess Cash Flow is defined for this purpose as 40.0% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. On April 12, 2001, we offered to purchase approximately $9.9 million aggregate principal amount of our Senior Subordinated Notes based on our Excess Cash Flow for the year ending December 31, 2000. This offer expired on May 22, 2001 without the tender of any Senior Subordinated Notes. For the year ending December 31, 2001, we did not have Excess Cash Flow, as defined for this purpose. As of December 31, 2002 our Excess Cash Flow, as calculated, was approximately $31.3 million, thus requiring us to offer, by May 30, 2003, to purchase approximately $32.3 million aggregate principal amount of Senior Subordinated Notes.

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

At December 31, 2002, LaBranche & Co. LLC had net capital of $472.0 million, which was $467.4 million in excess of its required net capital of $4.6 million. At December 31, 2001, LaBranche & Co. LLC had net capital of $484.2 million, which was $481.4 million in excess of its required net capital of $2.9 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. LaBranche & Co. LLC’s net liquid asset requirement was $446.0 million as of December 31, 2002 and 2001. LaBranche & Co. LLC’s actual net liquid assets were approximately $465.2 and $491.5 million as of December 31, 2002 and 2001, respectively.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of; (a) $600,000, or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. Because LaBranche & Co. LLC adheres to the NYSE’s net liquid asset requirements, it automatically satisfies the AMEX liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1 as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of December 31, 2002 was equal to the greater of $1.5 million or 2.0% of aggregate debit items as defined.  As of December 31, 2002, LFSI’s net capital, as defined under SEC Rule 15c3-1, was $19.4 million and exceeded minimum net capital requirements by $17.9 million. As of December 31, 2001, the combined net capital, as defined under SEC Rule 15c3-1, of Henderson Brothers and RPM

Clearing Corporation was $20.5 million, which exceeded minimum net capital requirements by $19.7 million.

As a clearing broker-dealer, LFSI elects to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation. As of December 31, 2002 the reserve requirement was approximately $11.3 million. LFSI had cash and securities on deposit in a Special Reserve Bank Account of $21.9 million as of January 3, 2003, to comply with its December 31, 2002 requirements. As of December 31, 2001, the combined reserve requirement of Henderson Brothers and RPM Clearing Corporation was approximately $23.3 million. These subsidiaries had combined cash and securities on deposit in a special reserve bank account of $24.8 million as of January 3, 2002, to comply with the December 31, 2001 requirement.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2002, LSP’s net capital, as defined under SEC Rule 15c3-1, was $6.9 million, which exceeded minimum net capital requirements by $6.8 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE and/or AMEX.

We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our working capital, regulatory capital and capital expenditure requirements through the end of 2003.

As of December 31, 2002, the scheduled maturities of our obligations, assuming any available roll-over provisions were inapplicable, were:

(000’s omitted)	Total	<1 Year	1-3 Years	4-5 Years	>5 Years
Long-Term Debt**	360,000	2,000	100,000	258,000	—
Subordinated Liabilities	28,285	2,300	10,985	—	15,000

**   Amounts represent aggregate amount to be paid at maturity and do not include discounts of approximately $3.1 million as of December 31, 2002. Amounts also include a note payable for $2.0 million classified under accounts payable due to its maturity in June 2003.

Credit Ratings

Our $100.0 million Senior Notes and our $250.0 million Senior Subordinated Notes were both sold to public investors on their respective issue dates. The following table sets forth the credit ratings on both of these issues as of December 31, 2002:

	Moody’s Investors Services	Standard & Poor’s
Senior Notes	Baa3	BB+

Senior Subordinated Notes	Ba1	BB-

Cash Flows

Our cash flows are primarily related to our specialist trading activities, as well as our financing activities related to the expansion of our business.

At December 31, 2002, our cash and cash equivalents of $77.0 million represented an increase of $25.0 million during 2002. This increase resulted from $95.5 million provided by our operating activities, offset by $6.1 million used for investing activities, including the Hochstin acquisition in October 2002. Cash of $64.4 million was used for financing activities, primarily for repayment of indebtedness and the repurchase of shares of our Series A preferred stocks.

At December 31, 2001, our cash and cash equivalents of $52.0 million represented a decrease of $97.9 million during 2001. This decrease resulted from $121.3 million used for our operating activities, offset by $23.6 million provided by our investing activities, including acquisitions during 2001 in which we issued shares of our common stock. Cash of $0.2 million was also used by financing activities, primarily from the repayment of indebtedness, which was offset by the exercise of stock options by our employees.

At December 31, 2000, our cash and cash equivalents of $149.9 million represented an increase of $66.1 million during 2000. This increase resulted from $22.7 million provided by our operating activities and $235.4 million provided by our financing activities, as a result of the issuance of our Senior Subordinated Notes, offset by $192.0 million used for our investing activities, mainly our acquisitions during 2000.

Certain Risk Factors

In light of the economic downturn over the past three years and the terrorist attacks on the United States in September 2001, we believe that the following risk factors could have a significant impact on our business, operating results, financial condition, and cash flows. If any of these events actually occur, our business, financial condition, operating results and/or cash flows could be adversely affected.

Our revenues may decrease due to changes affecting the economy, such as increases in interest rates or inflation, or changes affecting the securities markets, such as decreased volume or liquidity.

An adverse change affecting the economy or the securities markets could result in a decline in market volume or liquidity. This would result in lower revenues from our specialist and execution and clearing activities. Historically, increases in our revenues have resulted primarily from significant increases in the volume of trading on the NYSE and favorable conditions in the securities markets. More recently, however, the economy has slowed and financial markets have become less prosperous in comparison to the immediately preceding several years. If this causes a decline in market volume, or if market liquidity becomes compromised, our revenues could decline and our results of operations could be adversely affected.

Continued global and U.S. economic downturn and declines in price levels of securities could cause us to incur losses.

The difficult global market and economic conditions that existed during 2001 deteriorated further throughout 2002. Although 2002 began with increased expectations of improved economic performance, weak corporate earnings, continuing uncertainty about the strength and pace of the global economic recovery and continued reports of corporate accounting and governance irregularities have undermined investor confidence, and the equity markets in which we operate experienced sharp declines during 2002. Uncertainty surrounding lingering terrorist threats and increased geopolitical tensions also have contributed to investors becoming increasingly risk-averse.

These conditions affected our 2002 results of operations and may adversely affect our operations in the future. U.S. equity markets declined for the third consecutive year and adverse changes in the economy and the securities markets have led to lower price levels of securities. Continued declines in these price levels have resulted in and could continue to result in:

•                                          losses from declines in the market value of securities held in our accounts;

•                                          the failure of buyers and sellers of securities to fulfill their settlement obligations; and

•                                          increases in claims and litigation.

                It currently is uncertain when these market and economic conditions will improve or whether we will be able to adequately protect our interests or maintain revenues throughout this period.

Our results may fluctuate significantly.

Our revenues may fluctuate significantly based on factors relating to the securities markets. These factors include:

•                                          a significant decrease in trading volume on the NYSE and the AMEX;

•                                          volatility in the equity securities markets; and

•                                          changes in the value of our securities positions.

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

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope, with the attacks in New York City particularly affecting our operations. These attacks may cause long-term instability in the global financial markets. The United States is also currently conducting military operations in response to the terrorist attacks and is also currently contemplating military operations against Iraq. These attacks and the United States military campaign may lead to substantial armed hostilities, war or further acts of terrorism and civil disturbances in the United States or elsewhere, which may contribute further to economic instability in the United States and could have a material adverse effect on our business, financial condition and operating results.

Our offices are located in close proximity to the terrorist attacks on the World Trade Center on September 11, 2001. The aftermath of the attacks on the World Trade Center required us to close our operations and temporarily operate from our disaster recovery site. The NYSE also was forced to stop operating for four consecutive trading days, which caused our operations to halt and could have compromised the liquidity of that market during closure. If additional terrorist attacks occur in close proximity to our offices, or upon our office buildings, the NYSE or the AMEX, we could be forced to relocate for a longer period of time, or permanently. Furthermore, additional terrorist attacks in New York City, or on our buildings, the NYSE or the AMEX, or additional armed hostilities within the United States, could cause significant delays or stoppages in our business activities, which would significantly harm our revenues and profits.

Our information or communication systems may fail and interrupt our business.

Any information or communication systems failure or decrease in information or communications systems performance that causes interruptions in our operations could have an adverse effect on our business, financial condition and/or operating results. Our systems may fail as a result of:

•                                          hardware or software failure; or

•                                          power or telecommunications failure.

The September 11, 2001 terrorist attacks, particularly the attacks on the World Trade Center, caused a temporary lapse in some of our information and communications systems. It is possible that additional terrorist attacks may occur in the future and that such attacks could compromise or disable our systems. Although we have established back-up disaster recovery centers in New Jersey and New York, they may not be effective in preventing an interruption of our business. It is also possible that any future terrorist activities or an act of war in retaliation against the current United States military activities could harm our operations and/or disaster recovery centers, which could significantly harm our business.

Item 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because our specialist equity activities on the NYSE and AMEX expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the auction process helps us to reduce risks by enabling us to incorporate up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a risk management process which is designed to balance our ability to profit from our specialist activities with our exposure to potential losses. Our risk management process includes participation by our executive operating committee, our floor management committee, our floor team captains and our specialists. These parties’ roles are described as follows:

Executive Operating Committee.  Our executive operating committee is composed of four executive officers of LaBranche & Co. LLC. This committee is responsible for approving all risk management policies and trading guidelines for particular specialist stocks, after receiving input and proposals by the floor management committee. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

Floor Management Committee.  Our floor management committee is composed of seven senior floor specialists. This committee is responsible for formulating and overseeing our overall risk management policies and risk guidelines for each of our specialist stocks. In arriving at these policies and guidelines, our floor management committee considers the advice and input of our floor team captains. Our floor management committee meets with all floor team captains no less than once a month to review and, if necessary, revise the risk management policies for our firm as a whole and/or for particular specialist stocks. In addition, a member of our floor management committee is always available on the trading floor to review and assist with any unusual situations reported by a captain. Our floor management committee reports to our executive operating committee about each of these situations.

Floor Team Captains.  We have 24 floor team captains who monitor the activities of our specialists throughout the trading day from various positions at our trading posts. The captains observe trades and constantly review trading positions on a real-time basis through our information systems. In addition, the captains are readily available to assist our specialists in determining when to deviate from our policies and guidelines to react to any unusual situations or market conditions. The captains must report these unusual situations to management, including any deviations from our policies and guidelines. Captains meet with each specialist at least once a week to evaluate the specialist’s adherence to our risk management policies and guidelines. Captains also meet among themselves at least twice weekly to review risk policies and guidelines and, if appropriate, make new recommendations to the floor management committee.

Specialists.  Our specialists conduct auctions based upon the conditions of the marketplace. In doing so, specialists observe our risk management policies and guidelines notwithstanding their responsibility to create a fair and orderly market. Specialists must immediately notify a captain of any unusual situations or market conditions requiring a deviation from our policies and guidelines.

Due to the relative size of our equity specialist operations on the AMEX, which consists of five equity specialists, formal risk committees do not exist. Nevertheless, our AMEX equity specialists adhere to all risk management policies set by the Executive Operating Committee, and are in constant communication with the executive officers of LaBranche & Co. LLC.

Circuit Breaker Rules.  The NYSE and AMEX have instituted certain circuit breaker rules intended to halt trading in all NYSE/AMEX listed stocks in the event of a severe market decline. The circuit breaker rules impose temporary halts in trading when the Dow Jones Industrial Average drops a certain number of points. Current circuit breaker levels are set quarterly at 10, 20 and 30 percent of the Dow Jones Industrial Average closing values of the previous month, rounded to the nearest 50 points. These rules provide investors extra time to respond to severe market declines and provide us an opportunity to insure compliance with our risk management policies.

Equity Market Risk

As a specialist on the NYSE, a high concentration of LaBranche & Co. LLC’s trading revenue is generated from its ten and twenty-five most profitable specialist stocks. However, the percentage of LaBranche & Co. LLC’s specialist trading revenue generated from its ten most profitable specialist stocks has decreased from 38.7% to 28.2% to 27.5% of total principal trading revenue for the years ended December 31, 2000, 2001 and 2002, respectively. The percentage of LaBranche & Co. LLC’s specialist trading revenue generated from its twenty-five most profitable specialist stocks has decreased from 64.7% to 51.9% to 48.2% of total principal trading revenue for the years ended December 31, 2000, 2001 and 2002, respectively. LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes continuously.

Our specialist activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to ADRs. In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any significant price movement in these securities could result in a reduction of our revenues and operating profits.

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

The following table illustrates how our management balances the risks associated with our overnight positions with the opportunity to profit from our specialist activities, while fulfilling our specialist obligations:

	NYSE Equity Specialist Only
(000’s omitted)	NYSE Average Net Long Position	Principal Trading Revenues
First Quarter 2002	$34,217	$88,628
Second Quarter 2002	$50,872	$73,128
Third Quarter 2002	$38,808	$92,153
Fourth Quarter 2002	$23,887	$86,149

Commodities Market Risk

As a specialist in options on the AMEX, LSP is responsible for creating a fair and orderly market, and trades options as principal out of both obligation and inclination. In addition, LSP acts as a market-maker in certain ETFs. As is true with LaBranche & Co. LLC’s equity trading, LSP’s options and ETF trading exposes it to certain risks, such as price fluctuations and changes in the liquidity of markets. In addition, these derivative instruments expose LSP to volatility risk, among other types of risks.

In order to manage these risks LSP has a risk management team. These individuals utilize a third party software application to monitor its positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals insure all LSP traders are within the parameters set by management. LSP’s traders use futures and the stocks underlying certain positions in an attempt to hedge market risk. The firm’s aggregate risk is under constant evaluation by both the risk management team and traders, and all significant trading strategies and positions are discussed between both groups. LSP’s options trading is executed solely on national exchanges. These trades clear through the Options Clearing Corporation, thereby reducing potential credit risk.

The following chart illustrates how the specified movements in the underlying securities prices of LSP’s entire portfolio would have impacted profits and losses from its trading activities:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Commodity Portfolio as of:
March 28, 2002	$1,362	$(147)	$(48)	$628	$2,840
June 28, 2002	$1,640	$512	$(11)	$117	$430
September 30, 2002	$1,960	$617	$(48)	$366	$1,764
December 31, 2002	$1,648	$713	$(29)	$1,115	$3,278

The numbers in the above table are based on certain theoretical assumptions and thus, do not fully represent the profit or loss exposure to changes in volatility, interest rates and dividends. The zero percent change column represents the loss LSP would experience on a daily basis if the market remained unchanged.

Execution, Clearing and Operational Risk

As a specialist on the NYSE and AMEX, LaBranche & Co. LLC is engaged in various securities trading and lending activities. In connection with its activities as a specialist, LaBranche & Co. LLC assumes positions in stocks for which it is responsible. LaBranche & Co. LLC is exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche & Co. LLC also is exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE and AMEX. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC may be required to purchase or sell financial instruments, which may result in a loss.

The execution and clearing segment’s clearance activities conducted by LFSI involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFSI to off-balance sheet risk in the event customers or other brokers are unable to fulfill their contractual obligations and it has to purchase or sell securities at a loss. For margin transactions, LFSI may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

Before conducting business with a prospective customer, LFSI’s Compliance Department reviews the prospective customer’s experience in the securities industry, financial condition and personal background. For current customers, LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary. In addition, LFSI performs a background check on every customer.

In each of our segments, we rely heavily on our information systems in conducting our risk management and therefore we’ve made significant investments in our trade processing and execution systems. Our use of and dependence on technology has allowed us to sustain our significant growth over the past several years. Management members and floor captains must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends as they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems give management instant access to specific trading information at any time during the trading day, including:

•                    our aggregate long and short positions;

•                    the various positions of each of our trading professionals;

•                    our overall position in a particular stock;

•                    capital and profit-and-loss information on an aggregate, per specialist or per issue basis; and

•                    average position size.

Our information systems send and receive data from the NYSE and AMEX through dedicated data feeds. The NYSE supplies us with specialist position reporting system terminals both on the trading floor and in our offices. These terminals allow us to monitor our NYSE trading profits and losses as well as our positions. For our AMEX equity operations, our in-house technology staff has developed applications to monitor our current positions and profits and losses.

During 2002, we developed and implemented a business continuity plan which includes a comprehensive disaster recovery plan. Implementation consisted of the distribution of a manual defining the roles and responsibilities of various individuals within our organization in the event of a disruption to our business, as well as a detailed plan for the communication and dissemination of information throughout our organization. As part of our disaster recovery plan, we enhanced our back-up disaster recovery center in New Jersey which primarily services our LaBranche & Co. LLC subsidiary. The back-up system operates as a hot-site, simultaneously receiving the same information as transmitted to our primary computer system in New York City. In addition, we have established complete connectivity between our New York City and New Jersey facilities. We test both systems on a regular basis to assure that they are fully operational. Currently, LFSI is under contract with a third-party service bureau to provide disaster recovery services. We are in the process of establishing a second back-up facility which will serve our LFSI and LSP subsidiaries in another New York state location so that our primary New York City operations are safeguarded from potential business interruption. This site will also act as a secondary disaster recovery facility for our LaBranche & Co. LLC operations. We expect this site to be fully operational by June 2003.

Regulatory Risk

As registered broker dealers our subsidiaries LaBranche & Co. LLC, LFSI and LSP are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. Our subsidiaries are subject to SEC Rule 15c3-1, 15c3-3 and other requirements as adopted and administered by both the NYSE and AMEX.

LFSI must comply with the rules and regulations of the exchanges of which it is a member and the Securities Exchange Act of 1934, related to the custody of customers’ assets. In addition, the recently enacted USA Patriot Act requires U.S. financial institutions, including banks, broker-dealers, futures commission merchants and investment companies, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. As a result of this legislation, in July 2002, LFSI hired a compliance professional to establish and monitor LFSI’s anti-money laundering practices.

Item 8.                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 14(a)(1).

Item 9.                                   CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our auditors on accounting and financial disclosure during the last two fiscal years. Effective May 20, 2002, we dismissed Arthur Andersen LLP as our independent auditors and engaged KPMG LLP as our new independent auditors to audit our financial statements. The decision to change our independent auditors was approved by our Board of Directors. On May 20, 2002, we filed a Form 8-K regarding this change of independent auditors.

PART III

Item 10.                            DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES.

The information set forth under the caption “Directors and Executive Officers” in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Stockholders is incorporated by reference.

Item 11.                            EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Stockholders is incorporated by reference.

Item 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Stockholders is incorporated by reference.

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement to be used in connection with our 2003 Annual Meeting of Stockholders is incorporated by reference.

Item 14.         CONTROLS AND PROCEDURES.

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

PART IV

Item 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)           (1)           Financial Statements:

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

(2)           Financial Statement Schedules:

Schedule 1. LaBranche & Co Inc. (Parent Company Only) Condensed Financial Statements.

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3)           Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Plan of Incorporation of LaBranche & Co.*
2.2	Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto.*
3.1	Amended and Restated Certificate of Incorporation of LaBranche & Co Inc.*
3.2	Amended and Restated Bylaws of LaBranche & Co Inc.*
4.1	Specimen Stock Certificate.*
4.2	Indenture, dated as of August 24, 1999, among LaBranche & Co Inc., as issuer, and Firstar Bank, N.A., as trustee, relating to the 9 ½% Senior Notes due 2004.**
4.3	Form of 9 ½% Senior Notes due 2004 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.2).**
4.4

Registration Rights Agreement, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Salomon Smith Barney Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers.**

4.5	Indenture, dated as of March 2, 2000, among LaBranche & Co., as issuer, and
Firstar Bank, N.A., as trustee, relating to the 12% Senior Subordinated Notes due 2007.***

4.6	Form of 12% Senior Subordinated Notes due 2007 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.5).***
4.7

Registration Rights Agreement, dated as of March 2, 2000, by and among LaBranche & Co Inc., as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers.***

10.1	Agreement of Lease between Aetna Life Insurance Company and LaBranche & Co., dated January 6, 1984, as amended to date.*
10.2	Second Amendment to Lease Agreement by and between Bank of Communications and LaBranche & Co. dated July 1995, as amended to date.*
10.3	LaBranche & Co Inc. Equity Incentive Plan.*******
10.4	LaBranche & Co Inc. Annual Incentive Plan.*
10.5	Form of Employment Letter between LaBranche & Co Inc. and its executive officers.*
10.6	Form of Agreement Relating to Noncompetition and Other Covenants.*
10.7	Form of Pledge Agreement.*
10.8	Stockholders’ Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto.*
10.9	LaBranche & Co. Note Purchase Agreement, dated September 15, 1997, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes, as amended.*
10.10	LaBranche & Co. Note Purchase Agreement, dated June 3, 1998, relating to the issuance of $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.*
10.11

Amendment to Note Purchase Agreements, dated as of August 23, 1999, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes and $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.**

10.12	Form of Subordinated Note.*
10.13	Credit Agreement, dated as of June 26, 1998, by and among LaBranche & Co. and The Bank of New York.*
10.14	Amendment No. 1 to Credit Agreement, dated as of June 23, 1999, by and among LaBranche & Co. and The Bank of New York.**
10.15	Amendment No. 2 to Credit Agreement, dated as of August 24, 1999, by and among LaBranche & Co. and The Bank of New York.**
10.16	Amendment No. 3 to Credit Agreement, dated as of February 4, 2000, by and among LaBranche & Co. and The Bank of New York.****
10.17	Form of Indemnification Agreement.*
10.18

Purchase Agreement, dated February 24, 2000, by and among LaBranche & Co Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers, relating to the issuance of $250,000,000 aggregate principal amount of 12% Senior Subordinated Notes due 2007.***

10.19	Amended and Restated Articles of Partnership of LaBranche & Co.**

10.20	LaB Investing Co., L.L.C. Amended and Restated Operating Agreement.**
10.21	Acquisition Agreement, dated August 16, 1999, by and between Ernst & Company and LaBranche & Co.**
10.22	Acquisition Agreement, dated August 16, 1999, by and between Mill Bridge Inc., LaB Investing Co. L.L.C., LaBranche & Co Inc. and LaBranche & Co.**
10.23	Stock Purchase Agreement, dated as of December 23, 1999, among LaBranche & Co Inc., Henderson Brothers Holdings, Inc. and the stockholders listed on Schedule A thereto.*****
10.24

Amendment to Stock Purchase Agreement, dated as of February 1, 2000, by and among LaBranche & Co Inc., Henderson Brothers Holdings, Inc., and the authorized representatives of the persons listed on Schedule A thereto.*****

10.25	Agreement and Plan of Merger, dated as of January 18, 2001, by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.******
10.26	Amendment No. 1, dated as of February 15, 2001, to Agreement and Plan of Merger by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.******
10.27	Amended and Restated LaBranche & Co Inc. Equity Incentive Plan. *******
12.1	Statement re computation of ratios of earnings to fixed charges
21	List of Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Information regarding consent of Arthur Andersen LLP
99.1	Risk Factors

*                                                     Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.

**                                              Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.

***                                       Incorporated by reference to our Annual Report on Form 10K/A for the year ended Decemeber 31, 1999, filed April 4, 2000.

****                                Incorporated by reference to our Current Report on Form 8-K, filed February 8, 2000.

*****                         Incorporated by reference to our Current Report on Form 8-K, filed March 17, 2000.

******                  Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.

*******           Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (Registration No. 333-102607), effective January 21, 2003.

(b)           Reports on Form 8-K:

On November 14, 2002, we filed a Form 8-K, dated November 14, 2002, with respect to the certifications of our Chief Executive Officer and our Chief Financial Officer, regarding the information contained in our Quarterly Report on Form 10-Q for the period ended September 30, 2002, under Item 9 of Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 20, 2003	LaBRANCHE & CO INC.

	By:	/s/ George M.L. LaBranche, IV
George M.L. LaBranche, IV
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M.L. LaBranche, IV	Chairman, Chief Executive Officer and President	March 20, 2003
George M.L. LaBranche, IV	(Principal Executive Officer)

/s/ Harvey S. Traison	Senior Vice President, Chief Financial Officer and	March 20, 2003
Harvey S. Traison	(Principal Financial Officer)

/s/ Thomas E. Dooley	Director	March 20, 2003
Thomas E. Dooley

/s/ E. Margie Filter	Director	March 20, 2003
E. Margie Filter

/s/ David A. George	Director	March 20, 2003
David A. George

/s/Alfred O. Hayward, Jr.	Director	March 20, 2003
Alfred O. Hayward, Jr.

/s/ Donald E. Kiernan	Director	March 20, 2003
Donald E. Kiernan

/s/Robert M. Murphy	Director	March 20, 2003
Robert M. Murphy

/s/ Todd A. Graber	Controller (Principal Accounting	March 20, 2003
Todd A. Graber	Officer)

CERTIFICATION

I, George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President of LaBranche & Co Inc. (the “Registrant”), hereby certify that:

1.             I have reviewed the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”).

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

4.             Harvey S. Traison, the Registrant’s Chief Financial Officer, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended) for the Registrant, and we have:

(a)                      designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, has been made known to us by others within those entities, particularly during the period in which the Report has been prepared;

(b)                     evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

(c)                      presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             Harvey S. Traison, the Registrant’s Chief Financial Officer, and I have disclosed, based on our most recent evaluation, to the Registrant’s independent auditors and the audit committee of the Registrant’s board of directors:

(a)                      all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s independent auditors any material weaknesses in internal controls; and

(b)                     any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.             Harvey S. Traison, the Registrant’s Chief Financial Officer, and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003		/s/ George M.L. LaBranche, IV
	Name:	George M.L. LaBranche, IV
	Title:	Chairman, Chief Executive Officer
and President

CERTIFICATION

I, Harvey S. Traison, Senior Vice President and Chief Financial Officer of LaBranche & Co Inc. (the “Registrant”), hereby certify that:

1.             I have reviewed the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report”).

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

4.             George M.L. LaBranche, IV, the Registrant’s Chief Executive Officer, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended) for the Registrant, and we have:

(a)                      designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, has been made known to us by others within those entities, particularly during the period in which the Report has been prepared;

(b)                     evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the “Evaluation Date”); and

(c)                      presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             George M.L. LaBranche, IV, the Registrant’s Chief Executive Officer, and I have disclosed, based on our most recent evaluation, to the Registrant’s independent auditors and the audit committee of the Registrant’s board of directors:

(a)                      all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s independent auditors any material weaknesses in internal controls; and

(b)                     any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls.

6.             George M.L. LaBranche, IV, the Registrant’s Chief Executive Officer, and I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ Harvey S. Traison
	Name:	Harvey S. Traison
	Title:	Senior Vice President and Chief Financial
Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

LaBranche & Co Inc.:

We have audited the accompanying consolidated statement of financial condition of LaBranche & Co Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2002 and the related December 31, 2002 financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the related financial statement schedule based on our audit. The consolidated statement of financial condition of LaBranche & Co Inc. as of December 31, 2001, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended December 31, 2001 and the related financial statement schedule, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated January 17, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBranche & Co Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related December 31, 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP
New York, New York
February 19, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of LaBranche & Co Inc.:

We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity/members’ capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The parent company only condensed financial statements appearing on pages F-29 through F-34 are presented for the purpose of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. Such statements have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP
New York, New York
January 17, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with LaBranche & Co Inc.’s annual report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this annual report on Form 10-K.  See Exhibit 23.2 for further discussion.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2002	2001
ASSETS
CASH AND CASH EQUIVALENTS	$77,033	$52,043
CASH AND SECURITIES SEGREGATED UNDER FEDERAL REGULATIONS	16,012	78,368
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL	26,000	59,113
RECEIVABLE FROM BROKERS, DEALERS AND CLEARING ORGANIZATIONS	145,387	177,506
RECEIVABLE FROM CUSTOMERS	12,425	11,005
UNITED STATES GOVERNMENT OBLIGATIONS	395,840	328,048
SECURITIES OWNED, at market value:
Corporate equities	127,750	156,088
Options	61,478	68,449
Other	—	1,022
COMMISSIONS RECEIVABLE	4,379	4,971
EXCHANGE MEMBERSHIPS CONTRIBUTED FOR USE, at market value	26,176	26,760
EXCHANGE MEMBERSHIPS OWNED, at cost (market value of $78,337 and $84,453, respectively)	77,815	75,315
OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost, less accumulated depreciation and amortization of $6,987 and $5,485, respectively	6,089	6,475
INTANGIBLE ASSETS, net of accumulated amortization:
Specialist Stock List	381,956	392,332
Trade Name	25,011	25,011
Goodwill	470,598	469,963
OTHER ASSETS	58,853	68,368
Total assets	$1,912,802	$2,000,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Payable to brokers and dealers	$16,417	$39,533
Payable to customers	21,971	63,238
Securities sold, but not yet purchased, at market value:
Corporate equities	111,044	131,355
Options	63,695	58,822
Accrued compensation	55,185	54,113
Accounts payable and other accrued expenses	52,268	89,159
Income taxes payable	13,201	14,753
	333,781	450,973
DEFERRED TAX LIABILITIES	179,924	165,541
LONG TERM DEBT	354,948	363,170
SUBORDINATED LIABILITIES:
Exchange memberships contributed for use, at market value	26,176	26,760
Other subordinated indebtedness	28,285	66,035
	54,461	92,795
PREFERRED STOCK, liquidation value of $1,000 per share; 10,000,000 shares authorized; 63,836 and 100,000 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	61,361	94,531
COMMON STOCK, $.01 par value, 200,000,000 shares authorized; 59,504,148 and 58,733,955 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	595	587
ADDITIONAL PAID-IN CAPITAL	679,601	671,422
RETAINED EARNINGS	249,065	168,780
UNEARNED COMPENSATION	(934)	(6,962)
	989,688	928,358

Total liabilities and stockholders’ equity	$1,912,802	$2,000,837

The accompanying notes are an integral part of these consolidated statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

	For the Years Ended December 31,
	2002	2001	2000

REVENUES:
Net gain on principal transactions	$342,400	$340,795	$282,948
Commissions	92,044	62,866	45,381
Other	18,401	20,469	16,480

Total revenues	452,845	424,130	344,809

EXPENSES:
Employee compensation and related benefits	131,511	110,832	88,759
Interest	48,589	52,049	41,893
Exchange, clearing and brokerage fees	37,729	22,367	5,148
Lease of exchange memberships	25,939	20,536	10,933
Depreciation and amortization of intangibles	13,446	39,450	18,476
Legal and professional fees	8,072	4,959	1,868
Communications	6,653	4,795	1,500
Occupancy	5,446	3,932	1,310
Other	9,336	8,499	8,345

Total expenses	286,721	267,419	178,232

Income before provision for income taxes	166,124	156,711	166,577
PROVISION FOR INCOME TAXES	78,898	85,124	84,654

Net income	87,226	71,587	81,923
Series A preferred dividends and discount accretion	6,941	7,472	—
Net income available to common stockholders	$80,285	$64,115	$81,923

Weighted-average shares outstanding:
Basic	58,992	55,691	48,167
Diluted	59,939	56,948	48,581
Earnings per share:
Basic	$1.36	$1.15	$1.70
Diluted	$1.34	$1.13	$1.69

The accompanying notes are an integral part of these consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(000’s omitted)

			Preferred Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Total
	Common Stock
	Shares	Amount
BALANCE, December 31, 1999	45,875	$459	—	$228,771	$22,742	—	$251,972

Net income	—	—	—	—	81,923	—	81,923

Issuance of shares to Webco	2,800	28	—	32,284	—	—	32,312

Issuance of restricted stocks, shares for option exercises and related compensation	395	4	—	12,292	—	(7,602)	4,694
BALANCE, December 31, 2000	49,070	491	—	273,347	104,665	(7,602)	370,901

Net income	—	—	—	—	71,587	—	71,587

Grant of stock options to former RPM option Holders	—	—	—	89,623	—	—	89,623
Issuance of stock for option exercises by former RPM option holders	1,255	13	—	9,411	—	—	9,424
Issuance of stock to former RPM stockholders	6,924	69	—	260,463	—	—	260,532
Issuance of preferred stock for RPM acquisition	—	—	93,426	—	—	—	93,426
Preferred stock discount accretion & dividends	—	—	1,105	—	(7,472)	—	(6,367)
Issuance of stock related to other acquisitions	1,254	12	—	29,993	—	—	30,005
Recognition of a tax benefit related to employee option exercises	—	—	—	2,496	—	—	2,496
Issuance of restricted stock, shares for option exercises and related compensation	231	2	—	6,089	—	640	6,731

BALANCE, December 31, 2001	58,734	587	94,531	671,422	168,780	(6,962)	928,358

Net income	—	—	—	—	87,226	—	87,226

Preferred stock discount accretion & dividends	—	—	2,994	—	(6,941)	—	(3,947)
Recognition of a tax benefit related to employee option exercises	—	—	—	2,610	—	—	2,610
Issuance of restricted stock, shares for option exercises and related compensation	770	8	—	5,569	—	6,028	11,605
Preferred stock buyback	—	—	(36,164)	—	—	—	(36,164)

BALANCE, December 31, 2002	59,504	$595	$61,361	$679,601	$249,065	$(934)	$989,688

The accompanying notes are an integral part of these consolidated statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,226	$71,587	$81,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	13,446	39,450	18,476
Amortization of debt issuance costs and bond discount	2,078	1,763	2,911
Compensation expense related to stock-based compensation	3,114	6,235	4,343
Deferred tax benefit	11,734	(5,694)	(4,097)
Acceleration of preferred stock discount accretion	1,844	—	—
Tax benefit related to employee stock transactions	6,639	18,681	112
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	62,356	(74,758)	(3,610)
Securities purchased under agreements to resell	33,113	74,998	(108,689)
Receivable from brokers, dealers and clearing organizations	32,142	(114,038)	(29,806)
Receivable from customers	(1,419)	(10,093)	(912)
United States government obligations	(67,792)	(328,048)	1,471
Securities owned, corporate equities	28,338	(23,699)	16,174
Securities owned, options	6,971	(59,785)	(8,664)
Securities owned, other	1,022	4,427	(2,937)
Commissions receivable	592	(964)	(172)
Other assets	(6,930)	(47,341)	(13,065)
Payable to brokers and dealers	(23,116)	35,465	(3,658)
Payable to customers	(41,268)	59,187	4,051
Securities sold, but not yet purchased, corporate equities	(20,311)	78,801	15,654
Securities sold, but not yet purchased, options	4,873	50,650	8,172
Accrued compensation	1,072	24,873	17,224
Accounts payable and other accrued expenses	(40,644)	72,622	22,797
Income taxes payable	411	4,424	5,025

Net cash provided by (used in) operating activities	95,491	(121,257)	22,723

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received from (paid for) acquisitions	(3,376)	29,050	(189,269)
Payments for purchases of office equipment and leasehold improvements	(2,683)	(3,497)	(2,754)
Payment for purchase of an exchange membership	—	(2,000)	—

Net cash (used in) provided by investing activities	(6,059)	23,553	(192,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	(37,531)	(7,700)	(10,573)
Proceeds from exercise of stock options	8,491	9,892	328
Payment of preferred dividends	(7,238)	(2,367)	—
Payment for preferred stock buyback	(28,164)	—	—
Net proceeds from long term debt	—	—	245,693

Net cash (used in) provided by financing activities	(64,442)	(175)	235,448

Increase (Decrease) in cash and cash equivalents	24,990	(97,879)	66,148
CASH AND CASH EQUIVALENTS, beginning of year	52,043	149,922	83,774

CASH AND CASH EQUIVALENTS, end of year	$77,033	$52,043	$149,922

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest	$46,022	$46,722	$29,609
Income taxes	65,513	65,700	88,443

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Acquisitions:
Intangible assets	$4,665	$534,938	$171,936
Fair value of tangible assets acquired, other than cash	2,825	229,665	33,863
Deferred tax liabilities related to intangible assets	687	95,994	61,774
Other liabilities	3,332	185,359	—
Common stock issuance	—	290,468	32,312
Net increase in additional paid in-capital related to stock-based awards	$14,207	$108,259	$4,692

The accompanying notes are an integral part of these consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company (“LaBranche”), LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Products LLC, a New York limited liability company (“LSP”), and LaBranche & Co. B.V. (“BV”), a Netherlands private limited liability company (collectively with the Holding Company, LaBranche, LFSI, and LSP, the “Company”). The Holding Company is the sole member of LaBranche and LSP, the 100% stockholder of LFSI and the sole owner of BV. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities listed on the New York Stock Exchange (the “NYSE”) and on the American Stock Exchange (the “AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own individual customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP was organized in September 2002, and is a registered broker-dealer and operates as a specialist in options on the AMEX and acts as a market-maker in Exchange Traded Funds (“ETFs”). BV was organized to represent LaBranche in European markets and to provide client services to LaBranche’s European listed companies.

As of December 31, 2001, Henderson Brothers, Inc. (“Henderson Brothers”) and Internet Trading Technologies, Inc. (“ITTI”), former subsidiaries of the Holding Company, were merged with and into another Holding Company subsidiary, ROBB PECK McCOOEY Clearing Corporation (“RPM Clearing Corporation”), which changed its name to LFSI in January 2002.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management does not believe that actual results will differ materially from these estimates. Certain prior period amounts have been reclassified to conform with current presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries. All inter-company balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of less than 90 days.

Securities Transactions

Principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions and the related revenues and expenses are recorded on a settlement date basis. Receivables from and payables to customers represent amounts due from or to customers of the Company in connection with cash and margin securities transactions. Amounts receivable are collateralized by customers’ securities held by the Company and by other broker-dealers for delivery to the Company, the value of which is not reflected in the accompanying consolidated financial statements. Corporate equities, options and other securities owned, and securities sold, but not yet purchased, are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions. United States Government obligations, together with related interest receivable as reported in other assets, are reflected at market value, with interest income included in other income. Dividends and Securities and Exchange Commission (“SEC”) fees are also included in net gain on principal transactions. Dividend income and expense are recognized on the record date, which does not differ materially from the ex-date. In the normal course of business, the Company is permitted to use client margin securities to finance customer securities transactions, subject to certain regulatory guidelines. The market value for the equity securities for which the Company acts as specialist on both the AMEX and NYSE is based on the closing price posted by the exchange on which they are traded. The market value for ETFs and futures contracts is also based on the closing price posted on the exchange on which they are traded. The market value of exchange-traded options is based on the national best bid/offer as determined by the Company’s options clearing agent.

Investments in non-marketable securities consist of private equity, limited liability company and limited partnership investments, and are included in other assets on the statement of financial condition. These investments do not have readily available price quotations. These investments are accounted for under the equity method, which approximates fair value, or are accounted for at fair value as estimated by management of the Company. In determining the estimated fair value, the Company considers all appropriate factors relevant to such investments and consistently applies the procedures for arriving at fair value. Gains and losses related to changes in fair value are included in other revenues in the accompanying consolidated statement of operations.

Collateralized Financing Transactions

Securities purchased and sold under agreements to resell and repurchase, as well as securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount plus accrued interest. It is the policy of the Company to obtain possession of collateral with market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when appropriate. The market value of securities received for securities purchased under agreements to resell at

December 31, 2002 approximated 102.0% of cash paid. None of the securities received were subsequently repledged or resold.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are comprised of the Company’s specialist stock lists, trade name and goodwill acquired in connection with various acquisitions and the limited partner buyout that occurred in concurrence with its reorganization from partnership to corporate form. The allocations of purchase price to these assets and determinations of their respective useful lives were based upon independent appraisals for all acquisitions through March 2001. The useful lives of the acquired specialist stock lists were determined based upon analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based upon management’s analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared to the results of the independent appraisals conducted in connection with the acquisitions prior to April 2001.

With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, which was issued by the Financial Accounting Standards Board (“FASB”), the acquired trade name and goodwill are no longer amortized. The acquired specialist stock lists, however, will continue to be amortized over their respective lives. The Company will test goodwill for impairment on a regular basis or when events and circumstances indicate an impairment may be necessary by applying a fair-value based test. The fair-value test involves the comparison of the fair value to the carrying value of the reporting units. The fair value of the reporting units is determined using both the market capitalization of the Company and the present value of the Company’s estimated future cash flows based on certain management assumptions. If the carrying amount of the reporting unit exceeds its estimated fair value, the Company will determine if impairment is necessary through additional testing. Additionally, the Company will test the specialist stock lists and trade name intangible assets whenever events or circumstances indicate that their carrying amount may not be recoverable. If the carrying value of the specialist stock lists and trade name exceeds their fair value, an impairment loss would be recognized for the excess of carrying value over fair value.

Exchange Memberships

Exchange memberships owned by the Company are carried at cost, or if a non-temporary impairment in value has occurred, at a value that reflects management’s estimate of the impairment.

Certain employees of the Company have contributed the use of thirteen memberships on the NYSE and one membership on the AMEX to the Company. These memberships are subordinated to claims of general creditors and are carried at market value with a corresponding amount recorded in subordinated liabilities. Lease payments are paid by the Company to these employees for the use of the exchange memberships at a rate that is commensurate with the rent paid to nonaffiliated parties for the use of their exchange memberships.

The Company leases additional memberships on the NYSE and AMEX from nonaffiliated parties and makes lease payments to these parties at the prevailing market rates.

Depreciation and Amortization

Depreciation of office equipment and amortization of leasehold improvements are calculated using the straight-line method over the estimated useful lives of the office equipment and the lesser of the economic useful life of the leasehold improvement or the term of the lease.

Prior to the adoption SFAS No. 142, the specialist stock lists and trade name were being amortized on a straight-line basis over 15 to 40 years and the goodwill was being amortized on a straight-line basis over 15 years. With the implementation of SFAS No. 142 in January 2002, the Company has ceased the amortization of recorded goodwill and the trade name intangible asset, and thus it will no longer be included in the results of operations. The acquired specialist stock lists will continue to be amortized over their respective lives.

Stock Based Compensation

For the year ending December 31, 2002, and prior years, the Company elected to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (“APB”) No. 25,"Accounting for Stock Issued to Employees" as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with APB No. 25, compensation expense was not recognized for stock options that had no intrinsic value on the date of grant.

Compensation expense also was not recognized for options issued as part of purchase accounting for the acquisition of RPM. The Company determined the estimated fair-value of options granted during 1999 was $4.97 per option granted, the weighted average fair-value of options granted to employees during 2001 was $23.65 per option and the weighted average fair-value of options granted during 2002 was $21.95 per option. Fair-value is estimated as of the grant date based on a Black Scholes option pricing model using the following assumptions:

	Options Granted in:
	October 2002	January 2002	March 2001	January 2001	August 1999
Risk-free interest rate	3.89%	4.94%	4.89%	4.89%	5.25%
Expected life	6 yrs	7 yrs	7 yrs	7 yrs	7 yrs
Volatility	51%	64%	66%	64%	40%
Dividend yield	0%	0%	0%	0%	0%

If the Company had recognized compensation expense under the fair-value based method of SFAS No. 123, using the fair-values indicated, its net income would have decreased by approximately $7.2 million, $1.8 million and $0.8 million for the years ended December 31, 2002, 2001 and 2000, respectively, resulting in pro forma net income and earnings per share as follows:

	Years Ended December 31,
(000’s omitted, except per share data)	2002	2001	2000

Net income available to common stockholders, as reported	$80,285	$64,115	$81,923
Stock based compensation expense under SFAS 123 (net of tax effect)	7,212	1,824	817
Pro forma net income available to common stockholders	73,073	62,291	81,106
Diluted EPS, as reported	1.34	1.13	1.69
Pro forma diluted EPS	1.22	1.09	1.67

The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential pro forma effect on net income in future periods.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe the implementation of SFAS No. 146 will have a material impact on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 details the required disclosures to be made about obligations under certain issued guarantees and requires the recognition of a liability for the fair value of the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued after December 31, 2002. The disclosure requirements are effective for financial statements ending after December 15, 2002. The Company does not believe the implementation of FIN 45 will have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 provides two additional methods, the modified prospective and the retroactive restatement methods, for an entity that voluntarily changes to the fair-value based method of accounting for stock-based employee compensation, in addition to the prospective method required by SFAS No. 123. Prior to January 1, 2003, the Company elected to account for stock based employee compensation in accordance with APB No. 25. In October 2002, the Company’s board of directors approved the implementation of procedures to account for stock-based employee compensation issued on or after January 1, 2003 in accordance with the prospective fair value method. Under this new method, compensation expense will be recognized over the related service period based on the fair value of stock options on the date of grant. The Company does not believe the implementation of SFAS No. 148 will have a material impact on its financial statements. The Company will assess the potential impact of SFAS No. 142 on future awards of stock options.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (VIE) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. Included in other assets on the Company’s statement of financial condition are nonmarketable investments totaling $19.4 million and $10.5 million as of December 31, 2002 and 2001, respectively. These investments consist of equity interests in private corporations, investments in limited liability companies and an investment in a limited liability partnership. These investments were made prior to January 1, 2002 at the discretion of management in order to leverage new trading technologies and help manage the Company’s cost structure. Certain investments were assumed in connection with one of the Company’s 2001 acquisitions. As of December 31, 2002, there were no material future contractual commitments in regard to these investments. The Company is currently evaluating the impact of FIN 46 on these investments, and it does not believe FIN 46 will have a material impact on its financial statements.

3.                                    RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The balances presented as receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	For the Years Ended December 31,
(000’s omitted)	2002	2001

Receivable from brokers, dealers and clearing organizations:
Pending trades, net	$24,373	$—
Securities borrowed	50,348	103,356
Receivable from clearing organizations	49,050	56,175
Securities failed to deliver	19,943	16,552
Other receivables from brokers and dealers	1,673	1,423
	$145,387	$177,506

Payable to brokers and dealers:
Pending trades, net	$—	$18,209
Securities failed to receive	11,773	12,102
Securities loaned	—	8,050
Other payables to brokers and dealers	4,644	1,172
	$16,417	$39,533

With respect to securities loaned, the Company receives collateral in the form of cash in an amount in excess of the market value of securities loaned. If the Company’s counterparties to its securities loaned transactions have the right by contract or custom to sell or repledge the Company’s pledged proprietary securities, then the Company will disclose these securities as “securities pledged to counterparties” on the accompanying consolidated statement of financial condition. As of December 31, 2002, there were no proprietary or customer securities pledged related to the Company’s securities loaned transactions included in securities pledged to counterparties.

The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

4.             GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination, requiring that the purchase method of accounting be used in all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets acquired individually or with a group of assets.

Under the new standard, acquired trade name and goodwill is no longer be amortized; instead these assets will be tested at least annually for impairment by applying a fair-value based test. The Company’s acquired specialist stock lists will continue to be amortized over their respective lives. Accordingly, effective January 1, 2002, the Company ceased amortization of acquired goodwill and trade name. During the second quarter of 2002, the Company performed the required impairment tests on the goodwill as of December 31, 2001 and determined that there was no impairment. In addition, as of December 31, 2002, management determined that there was no impairment of the Company’s specialist stock lists or trade name. However, it is possible that in the future, after periodic testing, the Company may incur impairment charges related to the carrying value of acquired goodwill and intangible assets recorded in its financial statements.

The reported net income and Earnings per Share (“EPS”), as adjusted to exclude amortization of goodwill and trade name, are set forth below:

	For the Years Ended December 31,
(000’s omitted)	2002	2001	2000
Net income available to common stockholders, as reported	$80,285	$64,115	$81,923
Net income available to common stockholders, as adjusted	80,285	92,568	95,094

EPS, as reported
Basic	$1.36	$1.15	$1.70
Diluted	1.34	1.13	1.69
EPS, as adjusted
Basic	$1.36	$1.66	$1.97
Diluted	1.34	1.62	1.96

The net carrying value of goodwill increased approximately $0.6 million from $470.0 million as of December 31, 2001 to $470.6 million as of December 31, 2002. The increase was due to the recognition of $4.6 million of goodwill as the result of the acquisition of Hochstin & Company, Inc. (“Hochstin”), and was partially offset by $4.0 million of tax benefit associated with the exercise of options, which the Company assumed as a part of the acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”).

Under the new standard, the Company’s acquired specialist stock lists will continue to be amortized over their respective lives ranging from 15 to 40 years, with a weighted-average amortization period of 39.6 years. The gross carrying amount, accumulated amortization and net carrying amount of the Company’s acquired specialist stock lists are set forth below:

(000’s omitted)	As of December 31, 2002	As of December 31, 2001

Gross carrying amount	$406,190	$406,190
Accumulated amortization	(24,234)	(13,858)
Net carrying amount	$381,956	$392,332

Amortization expense associated with the Company’s acquired specialist stock lists was $10.4 million, $8.7 million and $4.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. Estimated amortization expense for the existing specialist stock lists is $10.4 million for each of the fiscal years ending December 31, 2003 through December 31, 2007.

5.                                    INCOME TAXES

The Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities relate to stock-based compensation, amortization periods of certain intangibles and differences between the financial and tax basis of assets acquired. The Company’s effective tax rate differs from the federal statutory rate primarily due to the non-deductible amortization of intangible assets and state and local taxes.

Tax benefits of approximately $6.6 million and $18.7 million for the years ended December 31, 2002 and 2001, respectively, related to the delivery of restricted stock units and restricted stock and the exercise of options, were credited directly to goodwill or additional paid-in capital in the consolidated statements of financial condition and changes in stockholders’ equity.

The net operating loss carryforwards, as a result of the acquisition of ITTI, totaled $1.8 million and $2.0 million, as of December 31, 2002 and 2001, respectively. The utilization of the losses is limited under Section 382 of the Internal Revenue Code to $0.2 million per year as a deduction. These losses will begin expiring between 2019 and 2021.

The components of provision for income taxes reflected on the consolidated statements of operations are set forth below:

	For the Years Ended December 31,
(000’s omitted)	2002	2001	2000
Current Income Taxes:
Federal	$43,592	$58,538	$61,123
Foreign, State and Local	23,572	32,280	27,628
Total Current	67,164	90,818	88,751

Deferred Income Taxes:
Federal	7,615	(3,670)	(2,822)
Foreign, State and Local	4,119	(2,024)	(1,275)
Total Deferred	11,734	(5,694)	(4,097)

Total Income Tax Expense	$78,898	$85,124	$84,654

The following table presents the components of deferred tax asset and liability balances:

	For the Years Ended December 31,
(000’s omitted)	2002	2001

Deferred Tax Assets:
Deferred compensation	$16,301	$16,521
Other	4,434	1,565
Total Deferred Tax Assets	$20,735	$18,086

Deferred Tax Liabilities:
Acquisitions	$170,497	$161,550
Other	9,427	3,991
Total Deferred Tax Liabilities	$179,924	$165,541

A reconciliation of the statutory U.S. Federal Income Tax Rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2002	2001	2000

U.S. Federal Income tax rate	35.0%	35.0%	35.0%
Increase(decrease) in taxes related to:
State and local taxes	11.1	11.4	11.6
Merger related costs and other costs	2.5	8.3	4.5
Other	(1.1)	(0.4)	(0.3)
Effective tax rate	47.5%	54.3%	50.8%

6.                                    CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche, as a specialist and member of the NYSE and AMEX, is subject to SEC Rule 15c3-1 as adopted and administered by the NYSE, AMEX and the SEC. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of December 31, 2002 and 2001, LaBranche’s net capital, as defined under SEC Rule 15c3-1, was $472.0 million and $484.2 million, respectively, which exceeded minimum requirements by $467.4 million and $481.4 million, respectively. LaBranche’s aggregate indebtedness to net capital ratio was .15 to 1 and .09 to 1, as of December 31, 2002 and 2001, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Effective October 30, 2000, with SEC approval, the NYSE changed Rule 104, its minimum net liquid asset requirements. Specialist units that exceed five percent in any of the NYSE’s four concentration measures must maintain minimum net liquid assets based upon the securities for which they act as the specialist. The requirements state that the net liquid assets must be equivalent to $4.0 million for each stock in the Dow Jones Industrial Average, $2.0 million for each stock in the S&P 100 Stock Price Index, excluding stocks included in the previous classification, $1.0 million for each stock in the S&P 500 Stock Price Index, excluding stock included in the previous classifications, $500,000 for each common stock, excluding bond funds and stocks included in the previous classifications, and $100,000 for each stock not included in any of the above classifications. In addition, the NYSE requires any new specialist entities that result from a merger, acquisition, consolidation or other combination of specialist entities to maintain net liquid assets equivalent to the greater of either: (1) the aggregate net liquid assets of the specialist entities prior to their combination or (2) the new capital requirements prescribed under Rule 104. Net liquid assets for a specialist who also engages in transactions other than specialist activities is based upon its excess net capital as determined in accordance with SEC Rule 15c3-1.

LaBranche’s net liquid asset requirement was $446.0 million as of December 31, 2002 and 2001. LaBranche’s actual net liquid assets were approximately $465.2 and $491.5 million as of December 31, 2002 and 2001, respectively.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $600,000, or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. Because LaBranche adheres to the NYSE’s net liquid asset requirements, it automatically satisfies the AMEX liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1 as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2% of aggregate debit items as defined. As of December 31, 2002, LFSI’s net capital, as defined under SEC Rule 15c3-1, was $19.4 million and exceeded minimum requirements by $17.9 million. As of December 31, 2001, the combined net capital, as defined under SEC Rule 15c3-1, of Henderson Brothers and RPM Clearing Corporation was $20.5 million which exceeded minimum requirements by $19.7 million.

As a clearing broker-dealer, LFSI has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation. At December 31, 2002 the reserve requirement was approximately $11.3 million. LFSI had cash and securities on deposit in a Special Reserve Bank Account of $21.9 million as of January 3, 2003, to comply with its December 31, 2002 requirements. At December 31, 2001, the combined reserve requirement of Henderson Brothers and RPM Clearing Corporation was approximately $23.3 million. These subsidiaries had combined cash and securities on deposit in a special reserve bank account of $24.8 million as of January 3, 2002, to comply with the December 31, 2001 requirement.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2002, LSP’s net capital, as defined under SEC Rule 15c3-1, was $6.9 million, which exceeded minimum requirements by $6.8 million.

7.                                    ACQUISITIONS

Effective March 2, 2000, the Holding Company acquired all the outstanding capital stock of Henderson Brothers Holdings, Inc., which in turn wholly owned Henderson Brothers, a specialist on the NYSE, for an aggregate purchase price of approximately $228.4 million. The acquisition was accounted for under the purchase method of accounting. The results of Henderson Brothers’ operations have been included in the Company’s consolidated financial statements since March 3, 2000. The excess of purchase price over fair value of net tangible assets of approximately $204.9 million was allocated to intangible assets with corresponding respective lives as follows:

(In millions)	Original Amount	Life

Specialist Stock List	$87.7	40 years
Goodwill	117.2	15 years

	$204.9

Effective March 9, 2000, the Holding Company acquired, through a merger, Webco Securities, Inc. (“Webco”), a specialist on the NYSE, for an aggregate purchase price of $11.0 million in cash, $3.0 million in senior promissory notes and 2.8 million shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting. The results of Webco’s specialist operations have been included in the Company’s consolidated financial statements since March 10, 2000. The excess of purchase price over fair value of net tangible assets of approximately $28.8 million was allocated to intangible assets with corresponding respective lives as follows:

(In millions)	Original Amount	Life

Specialist Stock List	$9.8	36 years
Goodwill	19.0	15 years

	$28.8

Effective December 21, 2000, LaBranche acquired an AMEX specialist unit from a joint venture of Midland Trading L.P., Pal-Bro Partners L.L.C. and Cohen Specialists L.L.C. The acquisition was accounted for under the purchase method of accounting. The results of the AMEX specialist unit operations have been included in the Company’s consolidated financial statements since December 22, 2000. The excess of purchase price over fair value of net tangible assets of approximately $3.8 million was allocated to goodwill.

Effective March 13, 2001, the Holding Company acquired all the outstanding capital stock of ITTI, a company that provided front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. The excess of purchase price over fair value of net tangible assets of approximately $4.3 million was allocated to goodwill.

Effective March 15, 2001, the Holding Company acquired, through a merger, RPM for an aggregate of approximately 6.9 million shares of the Company’s common stock and shares of the Company’s nonconvertible preferred stock having an aggregate face and liquidation value of approximately $100.0 million and a fair value of approximately $93.4 million. Each share of the Series A preferred stock entitles the holder thereof to cumulative preferred cash dividends at an annual rate of 8% for the first four years, 10% for the fifth year and 10.8% thereafter, certain voting rights and preferred distributions upon liquidation. In addition, the Company assumed RPM’s obligations under RPM’s outstanding option agreements with its employees. Thus, each option to purchase RPM common stock was converted into a vested option to purchase 98.778 shares of the Company’s common stock. The acquisition was accounted for under the purchase method of accounting and the results of RPM’s operations have been included in the Company’s consolidated financial statements since March 16, 2001. The excess of purchase price over fair value of net tangible assets of approximately $452.5 million was allocated to intangible assets with corresponding respective lives as follows:

(In millions)	Original Amount	Life

Specialist Stock List	$180.0	40 years
Goodwill	272.5	15 years

	$452.5

Effective August 13, 2001, LaBranche acquired all the assets relating to the AMEX stocks and options specialist operations of Cranmer & Cranmer, Inc. (“Cranmer”) for an aggregate of approximately $9.2 million, 100,000 shares of the Company’s common stock and an amount equal to the equity capital of Cranmer, including the net value of Cranmer’s open security positions on the closing date of the acquisition. The excess of purchase price over fair value of net tangible assets of approximately $14.0 million was allocated to specialist stock list and goodwill. The acquisition was accounted for under the purchase method of accounting. The results of the AMEX specialist operations formerly conducted by Cranmer have been included in the Company’s consolidated financial statements since August 14, 2001.

Effective September 20, 2001, LaBranche acquired the interests in the Freedom Specialist Inc. (“Freedom”), R. Adrian & Company, LLC (“Adrian”) and LaBranche Joint Book (the “Joint

Book”) which it did not previously own for an aggregate of approximately $13.6 million in cash, 54,750 shares of the Company’s common stock and an amount equal to Freedom’s and Adrian’s respective shares of the equity capital of the Joint Book on the closing date of the acquisition. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over fair value of net tangible assets of approximately $15.0 million was allocated to specialist stock list and goodwill. The results of the operations formerly conducted by the Joint Book in which LaBranche previously did not own an interest have been included in the Company’s consolidated financial statements since September 21, 2001.

Effective October 18, 2001, LaBranche acquired Bocklet & Company, LLC (“Bocklet”) for an aggregate of $20.0 million in cash, of which $5.0 million was paid upon the closing and the remaining amount was paid in equal installments three, six and nine months from the closing date, and 1,100,000 shares of the Company’s common stock. In addition, an amount equal to the equity capital of Bocklet on the closing date of the acquisition was paid in equal installments three, six and nine months from the closing date. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over fair value of net tangible assets of approximately $53.4 million was allocated to specialist stock list and goodwill. The results of the operations formerly conducted by Bocklet have been included in the Company’s financial statements since October 19, 2001.

Effective October 24, 2002, the Holding Company acquired all the outstanding stock of Hochstin, which conducted a rights specialist and floor brokerage business on the NYSE, for an aggregate of $7.8 million in cash. Of the $7.8 million consideration, $3.6 million was paid at the closing and the remainder is to be paid by the Holding Company as follows: (a) $1.0 million on each of October 24, 2003, 2004 and 2005, and (b) $1.2 million on October 24, 2007, although the final payment may be reduced to $200,000 if the employment with LFSI of a certain former employee of Hochstin is either terminated by LFSI for cause or is terminated by such employee voluntarily prior to October 24, 2007. The acquisition was accounted for under the purchase method of accounting. The Company finalized its purchase accounting during the fourth quarter of 2002. The excess of purchase price over fair value of net intangible assets of approximately $4.6 million was allocated to goodwill at LaBranche, which is part of our specialist segment. The goodwill will not be deductible for income tax purposes. The results of operations formerly conducted by Hochstin have been included in the Company’s financial statements since October 24, 2002.

8.                                    COMMITMENTS AND CONTINGENCIES

In February 2002, LaBranche extended its $200.0 million committed line-of-credit with a U.S. commercial bank until February 27, 2003. In October 2002, LaBranche entered into an amended and restated credit agreement regarding this committed line-of-credit, pursuant to which the line-of-credit was extended to October 31, 2003. The line-of-credit may be extended by LaBranche, subject to the bank’s approval, for additional one-year terms by giving written notice to the bank at least 30 days prior to the then-current scheduled termination date. Borrowings under this U.S. commercial bank credit facility would be secured by the inventory of specialist stocks and would bear interest at the U.S. commercial bank’s broker loan rate. To date,

LaBranche has not utilized this facility. In order to maintain the availability of funds under this credit facility, LaBranche must comply with certain customary covenants.

The Company has entered into long-term noncancelable lease agreements for certain office space and equipment, which expire at various dates through 2008. Certain lease agreements contain escalation clauses providing for increased rental payments based on increases in maintenance charges and real estate taxes. Minimum future rental commitments under existing noncancelable leases for office space and equipment are as follows:

Year Ending December 31,

2003	$3,123,013
2004	2,580,778
2005	2,507,845
2006	1,727,033
2007	1,424,318
Thereafter	291,966

The Company and, in particular, certain of the business operations conducted by LFSI’s predecessor in interest, RPM Clearing Corporation have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on the understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

9.                                    SUBORDINATED LIABILITIES

LaBranche is a party to subordinated loan agreements under which it has indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at various annual rates. Four of the agreements representing $2.3 million mature within the last six months of 2003 and six agreements representing approximately $3.0 million mature within the first six months of 2004. These subordinated notes, which bear an annual interest rate of 10.0%, all have automatic rollover provisions, and each scheduled maturity date will be extended an additional year, unless the lender gives LaBranche seven months advance notice that the maturity date will not be extended. LaBranche is also entitled to prepay these subordinated notes without penalty under the terms of the agreements relating thereto. During October and November 2002, LaBranche repaid, on the scheduled maturity date, four subordinated notes representing $2.4 million, plus accrued and unpaid interest. These subordinated notes did not have automatic rollover provisions and had an annual interest rate of 10.0%. In addition, at the request of the lender, LaBranche repaid a subordinated note in the principal amount of approximately $350,000, plus accrued interest, during September 2002. This subordinated note had an annual interest rate of 10.0%. Interest expense incurred for the years ended December 31, 2002, 2001 and 2000 on subordinated loan agreements was approximately $0.8 million, $0.6 million and $1.0 million, respectively.

In 1998, LaBranche issued five subordinated notes representing aggregate indebtedness of $15.0 million, which mature on June 3, 2008 and bear interest at an annual rate of 7.69%,

payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche. The agreements covering these subordinated notes require LaBranche to comply with certain covenants that, among other things, restrict the type of business in which LaBranche may engage, set certain net capital levels and prohibit restricted payments. During the year ended December 31, 2002, LaBranche repaid, on the scheduled maturity date, seven subordinated notes representing aggregate indebtedness of $20.0 million, plus accrued and unpaid interest. These notes had an annual interest rate of 8.17% payable on a quarterly basis. Interest expense incurred for the years ended December 31, 2002, 2001 and 2000 on these subordinated notes was approximately $2.3 million, $2.8 million and $2.8 million, respectively.

In connection with the acquisition of RPM, LaBranche assumed a secured demand note obligation of $8.0 million, which matures in June 2004 and bears interest at an annual rate of 11.0% on the amount of cash collateral and 4.0% on non-cash collateral, payable monthly. The agreement has automatic rollover provisions, and the scheduled maturity date of the obligation will be extended an additional year, unless the lender gives LaBranche seven months advance notice that the maturity date will not be extended. During September 2002, at the request of the lender, LaBranche repaid a secured demand note in the principal amount of $1.0 million, plus accrued interest. The note had been assumed in connection with the acquisition of RPM and had a variable interest rate. LaBranche also repaid two additional secured demand note obligations in the principal amount of $3.0 million and $11.0 million, respectively, during October 2002 which were incurred in connection with the acquisition of Bocklet and had annual interest rates of 10.0%. Interest expense incurred for the years ended December 31, 2002, 2001 and 2000 on secured demand notes was approximately $2.0 million, $1.0 million and $0.1 million, respectively.

10.                             EARNINGS PER SHARE

EPS are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

The computations of basic and diluted EPS are set forth below:

	Years Ended December 31,
(000’s omitted, except per share data)	2002	2001	2000
Net income	$87,226	$71,587	$81,923

Less preferred dividends and accretion	6,941	7,472	—
Numerator for basic and diluted earnings per share – net income available to common stockholders	$80,285	$64,115	$81,923
Denominator for basic earnings per share – weighted-average number of common shares	58,992	55,691	48,167
Dilutive Shares
Stock options	681	822	150
Restricted stock	—	50	14
Restricted stock units	266	385	250
Denominator for diluted earnings per share – weighted-average number of common shares	59,939	56,948	48,581

Basic earnings per share	$1.36	$1.15	$1.70
Diluted earnings per share	$1.34	$1.13	$1.69

The exercise prices for options to purchase an aggregate of 1,807,500, 262,500 and 0 shares of common stock exceeded the average market price of the Company’s common stock for the years ended December 31, 2002, 2001 and 2000 respectively. Accordingly, the calculation of diluted earnings per share does not include the antidilutive effect of these options for years ended December 31, 2002, 2001 and 2000.

11.                               EMPLOYEE INCENTIVE PLANS

 Equity Incentive Plan

The Company sponsors an Equity Incentive Plan which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights.

Upon inception, 4,687,500 shares of common stock were reserved for issuance under the Equity Incentive Plan. On July 20, 2001, the Board of Directors approved, subject to the subsequent approval of the Company’s stockholders, an increase in the number of shares of the Company’s common stock available for issuance under the Equity Incentive Plan by an additional 3,000,000 shares. This increase was approved by a majority of the stockholders of the Company at its annual meeting of stockholders on May 21, 2002. The maximum number of shares of common stock with respect to which options, restricted stock, restricted stock units or other equity-based awards may be granted under the Equity Incentive Plan during any calendar year to any employee may not exceed 500,000 shares, subject to adjustment upon certain corporate transactions.

The Company granted restricted stock units to employees in connection with its initial public offering and subsequently as stock-based compensation. The Company granted restricted stock as part of employment contracts and in connection with certain acquisitions. In general, both the restricted stock units and the restricted stock awards vest in three to five annual installments, on the anniversary of the grant date. The compensation expense for all of these stock awards is recognized on a straight-line basis over the respective vesting periods. In addition, all of the awards are subject to continuing service with the Company and other restrictions. For the years ended December 31, 2002, 2001 and 2000, respectively, the Company recorded compensation expense, net of forfeitures, and a credit to additional paid-in-capital related to these awards of $3.1 million, $6.2 million and $4.3 million.

The following table provides information about grants of restricted stock (“RS”) and restricted stock units (“RSUs”):

Number of Shares
RS and RSUs Outstanding as of January 1, 2000	1,062,600
Granted	302,055
Vested	(77,502)
Forfeited	(36,891)
RS and RSUs Outstanding as of December 31, 2000	1,250,262
Granted	60,000
Vested	(223,906)
Forfeited	(60,142)
RS and RSUs Outstanding as of December 31, 2001	1,026,214
Granted	20,000
Vested	(308,436)
Forfeited	(193,660)
RS and RSUs Outstanding as of December 31, 2002	544,118

Stock Options

In general, most of the stock options granted to employees as stock based compensation vest and become exercisable in annual installments over three years. Options granted as part of purchase accounting were fully vested and exercisable on the grant date. Pursuant to APB No. 25, no compensation expense was recognized for any of these option grants since, on the date of grant, these options had no intrinsic value. In addition, these option grants will generally expire ten years from the date of grant, unless sooner terminated or exercised.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of January 1, 2000	1,200,000	$14.00
Options Granted	—	—
Options Exercised	(16,667)	14.00
Options Forfeited	(33,333)	14.00
Options Outstanding as of December 31, 2000	1,150,000	14.00
Options Granted	3,038,162	11.22
Options Exercised	(1,287,936)	7.68
Options Forfeited	(66,667)	14.00
Options Outstanding as of December 31, 2001	2,833,559	13.90
Options Granted	1,545,000	34.64
Options Exercised	(705,890)	12.03
Options Forfeited	—	—
Options Outstanding as of December 31, 2002	3,672,669	22.98

Options Exercisable as of:
December 31, 2000	1,150,000	8.63
December 31, 2001	2,287,726	10.89
December 31, 2002	1,977,669	12.42

The following table summarizes information about stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price
$2.00 – 10.99	493,890	10.0	$2.78	493,890	$2.78
11.00 – 20.99	1,371,279	7.4	13.86	1,371,279	13.86
21.00 – 30.99	75,000	9.8	27.50	25,000	27.50
31.00 – 40.99	1,732,500	8.9	35.76	87,500	40.00
	3,672,669			1,977,669

12.                             LONG TERM DEBT

On August 24, 1999, the Holding Company issued $100.0 million aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 9.5% annually and mature on August 15, 2004. The carrying value of the Senior Notes as of December 31, 2002 and 2001 was $99.9 million. The discount on the bond is being amortized as an adjustment to interest expense over the life of the Senior Notes. Debt issuance costs incurred as a result of the Senior Note offering were approximately $2.7 million, which are also being amortized on a straight-line basis as an adjustment to interest expense over the life of the Senior Notes. Interest expense related to the Senior Notes for the years ended December 31, 2002, 2001 and 2000 was approximately $10.1 million. The indenture covering the Senior Notes includes certain covenants that, among other things, limits the Company’s ability to borrow money, pay dividends or repurchase stock, make investments, engage in transactions with stockholders and affiliates, create liens on assets, and sell assets or engage in mergers and consolidations except in accordance with certain specified conditions.

In addition, in connection with the reorganization of the Company from partnership to corporate form on August 24, 1999, the Holding Company issued a $16.0 million senior note as partial payment for the acquisition of a limited partner interest in LaBranche (prior to its conversion to a limited liability company). The note was payable in three annual installments and had an annual interest rate of 9.5%. The Company repaid the full aggregate principal amount of $16.0 million plus the accrued interest of this note in August 2000, 2001 and 2002. Interest expense related to this note for the years ended December 31, 2002, 2001 and 2000 was approximately $0.3 million $0.8 million and $1.3 million, respectively.

In connection with the acquisitions of Henderson Brothers and Webco, the Holding Company issued $250.0 million aggregate principal amount of Senior Subordinated Notes (the “Notes”) that bear interest at a rate of 12.0% annually and mature on March 2, 2007. The carrying value of the Notes as of December 31, 2002 and 2001 was $247.0 million and $246.5 million, respectively. The discount on the Notes is being amortized as an adjustment to interest expense over the life of the Notes. Debt issuance costs incurred as a result of the Note offering were approximately $6.9 million, which are also being amortized as an adjustment to interest expense over the life of the Notes. Interest expense related to these Notes for the years ended December 31, 2002, 2001 and 2000 was approximately $31.3 million $31.2 million and $25.8 million, respectively. The indenture covering the Notes includes certain covenants that, among other things, limit the Company’s ability to borrow money, pay dividends or repurchase stock, make investments, engage in transactions with stockholders and affiliates, create liens on assets, and sell assets or engage in mergers and consolidations except in accordance with certain specified conditions.

The Notes also require the Company, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Notes a principal amount equal to the Excess Cash Flow of the Company for the preceding fiscal year at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered a pro rata share of the amount subject to redemption based upon his or her ownership percentage of the outstanding Notes. Excess Cash Flow is defined for this purpose as 40.0% of the amount by which the Company’s consolidated EBITDA exceeds the sum of the Company’s interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash payments related to acquisitions of NYSE specialists and any cash payments related to the Company’s principal payments of certain other indebtedness.

As of December 31, 2002 and 2001, the Holding Company had a promissory note for $2.0 million, which was assumed in connection with the RPM acquisition and was issued to a family member of a former employee of RPM. The note matures in the first half of 2003 and bears an annual interest rate of 12.5%, payable on a quarterly basis. Because this note will mature in less than one year, it is classified in accounts payable and other accrued expenses on the statement of financial condition. In addition, the Holding Company issued to RPM Nautical $8.0 million of indebtedness on August 7, 2002 in exchange for the 8,000 shares of the Company’s Series A Preferred Stock then held by RPM Nautical. This indebtedness accrues interest at the rate of 10.0% per year until August 7, 2003 and at the rate of 9.0% per year thereafter, payable semiannually, and matures on August 7, 2007. Interest expense incurred by the Holding Company related to these notes for the years ended December 31, 2002, 2001 and 2000 was approximately $0.6 million, $0.2 million and $0, respectively.

During the year ended 2002, the Holding Company repaid, without penalty, indebtedness in the aggregate principal amount of $12.1 million which the Holding Company had assumed in connection with the RPM acquisition. Of the total $12.1 million, $9.8 million was promissory notes issued to former employees and their family members and had annual interest rates ranging from 8.0% to 12.0%. The remaining $2.3 million represented deferred compensation obligations to former RPM employees and had annual interest rates ranging from 9.5% to 10.0%. Interest expense incurred by the Holding Company related to these obligations for the years ended December 31, 2002, 2001 and 2000 was approximately $0.8 million, $1.1 million and $0, respectively.

Long term debt as of December 31, 2002 matures as follows:

(000’s omitted) ,
Year Ending December 31,	Amount
2003	—
2004	100,000
2005	—
2006	—
2007 and thereafter	258,000

13.                             DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires companies to report the fair value of financial instruments for certain assets and liabilities. Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts, which approximate fair value.

The fair value of the fixed rate debt, in millions, is as follows:

	As of December 31,
	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value

Senior Debt	$99.9	$104.9	$99.9	$106.9
Senior Subordinated Debt	247.0	280.5	246.5	287.3
Fixed Rate Note	—	—	5.0	5.2
Other	30.3	33.6	71.1	75.9

The fair value of the Senior Notes and the Notes was determined based upon their market value as of December 31, 2002. The fair value of the fixed rate and other notes was determined using current market rates to discount their cash flows.

14.                               RETIREMENT PLAN

The Company has a defined contribution retirement plan (the “Plan”) that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Fidelity Management Trust Company acts as the recordkeeper of the Plan. Effective January 1, 2003, the Plan sponsor changed from LaBranche to the Holding Company.

All employees are eligible to participate in the Plan after they have completed twelve months of service and have been credited with 1,000 hours of service. Participants are entitled to contribute voluntarily in an amount equal to not less than 1% and not more than 60% of their annual pre-tax compensation, to a maximum amount permitted under the Internal Revenue Service (“IRS”) regulations for the applicable Plan year. The Company, acting in its sole discretion, can declare and contribute to the Plan an employer matching contribution and an additional voluntary contribution. During the years ended December 31, 2002, 2001 and 2000, the Company contributed approximately $1.2 million, $1.0 million and $590,000, respectively, as employer matching contributions to the Plan, and approximately $4.2 million, $3.4 million and $2.0 million, respectively, as additional voluntary contributions.

Upon the completion of the acquisition of RPM, the employee participant balances of the Robb, Peck, McCooey 401(k) Plan totaling approximately $3.7 million were rolled over into the Plan. In addition, the Robb, Peck, McCooey Pension Trust and the Robb, Peck, McCooey Profit Sharing Plan were assumed by the Holding Company. All benefits and service accruals of these two plans were frozen effective as of March 15, 2001. On June 15, 2001, the Board of Directors of the Holding Company elected to terminate both plans, effective August 31, 2001. The Holding Company applied and received approval for termination from the Internal Revenue Service. All participants became fully vested in their accrued benefits in the Profit Sharing Plan and the Pension Trust on the termination date, and received lump-sum payments by December 31, 2002.

As of December 31, 2002, the Plan had approximately 489 participants compared to 492 participants as of December 31, 2001.

15.          BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Currently, the Company views its business under two separate segments: Specialist and Execution and Clearing. The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization. Prior to January 1, 2002, the Company considered its operations to be one reportable segment for purposes of presenting consolidated financial information and evaluating its performance.

The Company’s Specialist segment operates as a specialist in equities on the NYSE and in equities and options on the AMEX and provides support services for the specialist activities. In addition, this segment acts as a market maker in ETFs.

The Company’s Execution and Clearing segment provides securities execution, securities clearing and other related services to its own individual customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. The segment also provides direct access floor brokerage services to institutional customers.

The Specialist segment currently includes the operations of LaBranche, LSP and BV. The Execution and Clearing segment currently includes the operations of LFSI.

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Certain administrative expenses, corporate overhead expenses and other sources of revenues are not specifically allocated by management when reviewing the Company’s segments’ performance, and appear in the Other section. Selected financial information for each segment is set forth below:

	For the Years Ended December 31,
(000’s omitted):	2002	2001	2000
Specialist Segment:
Revenues	$401,169	$395,731	$340,895
Operating expenses	164,367	136,751	110,923
Depreciation and amortization expense	12,337	38,186	18,324
Pre-Tax Income	224,465	220,794	211,648

Segment assets	1,726,935	1,776,794	908,482

Execution and Clearing Segment:
Revenues	$44,565	$27,180	$2,594
Operating expenses	53,297	38,838	5,375
Depreciation and amortization expense	1,093	967	152
Pre-Tax Loss	(9,825)	(12,625)	(2,933)

Segment assets	88,666	156,745	27,647

Other: (1)
Revenues	$7,111	$1,219	$1,320
Operating expenses	55,611	52,380	43,458
Depreciation and amortization expense	16	297	—
Pre-Tax Loss	(48,516)	(51,458)	(42,138)

Segment assets	97,201	67,298	67,993

Total:
Revenues	$452,845	$424,130	$344,809
Operating Expenses	273,275	227,969	159,756
Depreciation and amortization expense	13,446	39,450	18,476
Pre-Tax Income	166,124	156,711	166,577

Total assets	1,912,802	2,000,837	1,004,122

(1)           Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily income from non-marketable investments as well as interest income), and elimination entries.

16.          REPURCHASES OF PREFERRED STOCK

During January 2002, the Company offered to repurchase up to 30,000 shares of its outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. The Company’s Series A preferred stock entitles the holder to cumulative preferred cash dividends at an annual rate of 8.0% of the liquidation preference per share until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter. On February 15, 2002, the offer expired, and on February 19, 2002, the Company purchased all of the approximately 28,164 shares that had been tendered for approximately $28.5 million, including accrued but unpaid dividends. As a result of the purchase, the Company recorded an expense due to the acceleration of the discount accretion on the shares purchased of approximately $1.5 million, which was included in other expenses.

On August 7, 2002, the Company issued to RPM Nautical Foundation, Inc. (“RPM Nautical”), a non-profit organization of which George E. Robb, Jr., a former member of the Company’s Board of Directors, is a founder and director, subordinated notes in the aggregate principal amount of $8.0 million in exchange for the 8,000 shares of the Company’s Series A preferred stock then held by RPM Nautical. The Company also paid to RPM Nautical, in cash, the amount of accrued and unpaid dividends with respect to the shares of our Series A preferred stock held by RPM Nautical as of August 6, 2002. As a result of the exchange, the Company recorded an expense due to the acceleration of the discount accretion on the shares exchanged of approximately $0.4 million, which was included in other expenses.

17.                             FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET RISK

As a specialist on the NYSE and AMEX, LaBranche is engaged in various securities trading and lending activities. In connection with its activities as a specialist, LaBranche assumes positions in stocks for which it is responsible. LaBranche is exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche is exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE and AMEX. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche may be required to purchase or sell financial instruments, which may result in a loss to LaBranche.

The Company enters into collateralized financing agreements in which it extends short-term credit to major financial institutions. The Company controls access to the collateral pledged by the counterparties, which generally consists of U.S. equity and government securities. The value and adequacy of the collateral are continually monitored. Consequently, the risk of credit loss from counterparties’ failure to perform in connection with collateralized lending activities is minimal.

In addition, LFSI, through the normal course of business, enters into various securities transactions as agent. The execution, settlement and financing of those transactions can result in off-balance sheet risk and concentration of credit risk.

LFSI’s execution and clearing activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFSI to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and LFSI has to purchase or sell securities at a loss. For margin transactions, LFSI may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

LFSI is engaged in various brokerage activities in which its counterparties primarily include broker-dealers, banks and other financial institutions. LFSI may be exposed to the risk of default, which depends on the creditworthiness of the counterparty. It is LFSI’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

LSP uses derivative financial instruments, which generally include exchange-traded options and futures contracts, for trading purposes and to economically hedge other positions or transactions as part of its options specialist and market-making business and overall risk management process. These financial instruments subject LSP to varying degrees of market and credit risk. LSP records its derivative trading activities at market value, with corresponding gains or losses recorded in net gain on principal transactions. In order to minimize risk, management continually monitors positions, profit and loss, volatility and other standard risk measures on a real-time basis and communicates its risk tolerance to LSP’s traders.

The following table indicates the fair value of LSP’s exchange-traded options :

	As of December 31,
(000’s omitted)	2002		2001
	Assets	Liabilities	Assets	Liabilities
Exchange-traded options	61,478	63,695	68,499	58,822

18.                               PRO FORMA FINANCIAL INFORMATION (Unaudited)

The following 2000 pro forma consolidated results give effect to the Company’s March 2000 acquisition of all the outstanding capital stock of Henderson Brothers, the March 2000 acquisition of Webco and the March 2000 issuance of $250.0 million of Senior Subordinated Notes as if they occurred on January 1, 2000. In addition, the 2000 pro forma consolidated results give effect to the March 2001 acquisition of RPM including the issuance of common stock, the issuance of preferred stock, the assumption of RPM’s option agreements and the reversal of the historical results of operations for certain business lines (collectively, the “Acquisition Transactions”), as if they occurred on January 1, 2000. The 2001 pro forma consolidated results give effect to the Acquisition Transactions as if they occurred on January 1, 2001. The pro forma impact on revenues, pre-tax income and earnings are as follows:

	For the years ended December 31,
(000’s omitted, except per share data)	2001	2000
	(Pro Forma)	(Pro Forma)

Revenues	$450,928	$503,980
Pre-Tax Income	123,627	175,670
Net Income	53,846	78,226
EPS	0.77	1.21

19.          SUBSEQUENT EVENTS

During January 2003, the Company offered to repurchase up to 30,000 shares of its outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 4, 2003, the offer expired, and on February 6, 2003, the Company purchased all of the approximately 24,650 shares that had been tendered for approximately $24.8 million, including accrued but unpaid dividends. As a result of the purchase, the Company recorded an expense due to the acceleration of the discount accretion on the shares purchased of approximately $0.9 million, which will be included in other expenses.

The Company’s Board of Directors declared an $.08 per share cash dividend on the Company’s common stock on January 16, 2003. The record date was January 31, 2003 and the dividend was paid on February 14, 2003. The payment of future dividends is within the discretion of the Company’s Board of Directors and will depend on future earnings, capital requirements, applicable regulatory restrictions, financial condition and other relevant factors.

Schedule 1.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2002	2001
ASSETS
CASH AND CASH EQUIVALENTS	$10,298	$32,577
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL	26,000	—
UNITED STATES GOVERNMENT OBLIGATIONS	28,897	30,084
INVESTMENT IN SUBSIDIARIES, AT EQUITY VALUE	1,281,411	1,273,728
SUBORDINATED NOTE RECEIVABLE	9,000	9,000
OTHER	99,917	72,770

Total Assets	$1,455,523	$1,418,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Interest payable	$14,850	$15,035
Accrued compensation	31,898	37,784
Accounts payable and other accrued expenses	30,772	55,905
Income taxes payable	13,196	14,753
	90,716	123,477
DEFERRED TAX LIABILITIES	20,171	3,154
LONG TERM DEBT	354,948	363,170
STOCKHOLDERS’ EQUITY:
Preferred stock, liquidation value of $1,000 per share; 10,000,000 authorized; 63,836 And 100,000 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	61,361	94,531
Common stock, $.01 par value, 200,000,000 shares authorized; 59,504,148 and 58,733,955 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	595	587
Additional paid-in-capital	679,601	671,422
Retained earnings	249,065	168,780
Unearned compensation	(934)	(6,962)
	989,688	928,358

Total liabilities and stockholders’ equity	$1,455,523	$1,418,159

See accompanying note to condensed financial statements.

1

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(000’s omitted)

	For the Years Ended December 31,
	2002	2001	2000

REVENUES:
Earnings from investment in subsidiaries	$107,776	$98,853	$104,044
Investment income	10,182	2,074	1,534
Total revenue	117,958	100,927	105,578

EXPENSES:
Interest	42,734	44,550	37,700
Employee compensation and related benefits	10,824	7,847	3,633
Other	5,140	1,135	2,337
Total expenses	58,698	53,532	43,670
Income before income tax benefit	59,260	47,395	61,908

INCOME TAX BENEFIT	(27,966)	(24,192)	(20,015)
Net income	87,226	71,587	81,923
Series A preferred dividends and discount accretion	6,941	7,472	—
Net income available to common stockholders	$80,285	$64,115	$81,923

See accompanying note to condensed financial statements.

2

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY

(000’s omitted)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Total
	Shares	Amount
BALANCE, December 31, 1999	45,875	$459	$—	$228,771	$22,742	$—	$251,972

Net income	—	—	—	—	81,923	—	81,923

Issuance of shares to Webco	2,800	28	—	32,284	—	—	32,312

Issuance of restricted stocks, shares for option exercises and related compensation	395	4	—	12,292	—	(7,602)	4,694
BALANCE, December 31, 2000	49,070	491	—	273,347	104,665	(7,602)	370,901

Net income	—	—	—	—	71,587	—	71,587

Grant of stock options to former RPM option Holders	—	—	—	89,623	—	—	89,623
Issuance of stock for option exercises by former RPM option holders	1,255	13	—	9,411	—	—	9,424
Issuance of stock to former RPM stockholders	6,924	69	—	260,463	—	—	260,532
Issuance of preferred stock for RPM acquisition	—	—	93,426	—	—	—	93,426
Preferred stock discount accretion & dividends	—	—	1,105	—	(7,472)	—	(6,367)
Issuance of stock related to other acquisitions	1,254	12	—	29,993	—	—	30,005
Recognition of a tax benefit related to employee option exercises	—	—	—	2,496	—	—	2,496
Issuance of restricted stock, shares for option exercises and related compensation	231	2	—	6,089	—	640	6,731

BALANCE, December 31, 2001	58,734	587	94,531	671,422	168,780	(6,962)	928,358

Net income	—	—	—	—	87,226	—	87,226

Preferred stock discount accretion & dividends	—	—	2,994	—	(6,941)	—	(3,947)
Recognition of a tax benefit related to employee option exercises	—	—	—	2,610	—	—	2,610
Issuance of restricted stock, shares for option exercises and related compensation	770	8	—	5,569	—	6,028	11,605
Preferred stock buyback	—	—	(36,164)	—	—	—	(36,164)
BALANCE, December 31, 2002	59,504	$595	$61,361	$679,601	$249,065	$(934)	$989,688

See accompanying note to condensed financial statements.

3

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$87,226	$71,587	$81,923
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization of fixed assets	16	297	—
Amortization of debt issuance costs and bond discount	1,926	1,763	1,461
Compensation expense related to stock based compensation	3,114	3,263	3,633
Tax benefit related to exercise of stock options	6,639	18,681	112
Acceleration of preferred stock discount accretion	1,844	—	—
Undistributed equity earnings from investment in subsidiaries	(79,814)	(74,660)	(104,044)
Deferred tax benefit	(27,966)	(24,192)	(20,015)
Changes in assets and liabilities:
Securities purchased under agreements to resell	(26,000)	—	1,422
United States government obligations	1,187	(30,084)	—
Other assets	(47,190)	(54,690)	(8,469)
Accrued compensation	(5,887)	37,784	—
Accounts payable and other accrued expenses	75,569	68,282	13,280
Net cash provided by (used in) operating activities	(9,336)	18,031	(30,697)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	(96)	—	—
Net cash paid for acquisitions	(3,600)	—	(184,364)
Return of capital from subsidiary	154,000	200,915	99,750
Payment for investment in subsidiary	(31,494)	(141,735)	(50,000)
Net cash provided by (used in) investing activities	118,810	59,180	(134,614)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	(14,781)	(7,500)	—
Payment of preferred dividends	(7,238)	(2,367)	—
Proceeds from exercise of stock options	8,491	9,892	328
Net cash received from the issuance of debt	—	—	245,693
Payments for interest and taxes	(90,061)	(101,850)	(70,391)
Payments for preferred stock buyback	(28,164)	—	—
Net cash (used in) provided by financing activities	(131,753)	(101,825)	175,630
Increase in cash and cash equivalents	(22,279)	(24,614)	10,319
CASH AND CASH EQUIVALENTS, beginning of year	32,577	57,191	46,872
CASH AND CASH EQUIVALENTS, end of year	$10,298	$32,577	$57,191
SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
Income taxes	$48,063	$65,700	$46,193
Interest	41,998	42,421	24,179
SUPPLEMENTAL NONCASH ACTIVITIES:
Increase in investment in subsidiaries for forgiveness of intercompany tax receivables	—	—	20,015

See accompanying note to condensed financial statements.

4

LaBRANCHE & CO INC.

(Parent Company Only)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.             OVERVIEW

The condensed financial statements of LaBranche & Co Inc. (Parent Company Only) should be read in conjunction with the consolidated financial statements of LaBranche & Co Inc. and Subsidiaries and the notes thereto contained elsewhere in this filing.

2.             TRANSACTIONS WITH SUBSIDIARIES

LaBranche & Co Inc. has transactions with its consolidated subsidiaries determined on an agreed-upon basis.

LaBranche & Co Inc. received cash dividends from its consolidated subsidiaries totaling $154.0 million, $200.9 million and $99.6 for the years ended December 31, 2002, 2001 and 2000, respectively.

5