Form 10-Q
period 2003-03-31
LABRANCHE & CO INC
filed 2003-05-15
CIK 1089044

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-15251

LaBranche & Co Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4064735 (I.R.S. Employer Identification No.)
One Exchange Plaza, New York, New York 10006
(Address of principal executive offices)
(212) 425-1144
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The number of shares of the registrant's common stock outstanding as of May 14, 2003 was 59,551,645.

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000's omitted except per share data)

	For the Three Months Ended March 31,
	2003	2002
REVENUES:
Net gain on principal transactions	$51,803	$89,124
Commissions	22,516	20,973
Other	2,315	12,583

Total revenues	76,634	122,680

EXPENSES:
Employee compensation and related benefits	25,819	31,073
Interest	11,721	12,836
Exchange, clearing and brokerage fees	10,662	7,777
Lease of exchange memberships	6,469	6,709
Depreciation and amortization of intangibles	3,310	3,330
Other	7,380	7,439

Total expenses	65,361	69,164

Income before provision for income taxes	11,273	53,516
PROVISION FOR INCOME TAXES	5,746	25,864

Net income	$5,527	$27,652
Series A Preferred dividends and discount accretion	1,167	2,076

Net income available to common stockholders	$4,360	$25,576

Weighted-average shares outstanding:
Basic	59,495	58,705
Diluted	60,289	60,016
Earnings per share
Basic	$0.07	$0.44
Diluted	$0.07	$0.43

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(000's omitted except share data)

	As of
	March 31, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$421,289	$77,033
Cash and securities segregated under federal regulations	17,894	16,012
Securities purchased under agreements to resell	10,440	26,000
Receivable from brokers, dealers and clearing organizations	149,306	145,387
Receivable from customers	5,522	12,425
United States Government obligations	—	395,840
Securities owned, at market value:
Corporate equities	227,478	127,750
Options	35,826	61,478
Commissions receivable	4,418	4,379
Exchange memberships contributed for use, at market value	21,140	26,176
Exchange memberships owned, at cost (market value of $68,579 and $78,337, respectively)	77,815	77,815
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $7,080 and $6,987, respectively	5,754	6,089
Intangible assets, net of accumulated amortization:
Specialist stock list	379,362	381,956
Trade name	25,011	25,011
Goodwill	470,537	470,598
Other assets	57,159	58,853

Total assets	$1,908,951	$1,912,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers and dealers	$15,516	$16,417
Payable to customers	15,415	21,971
Securities sold, but not yet purchased, at market value:
Corporate equities	209,625	111,044
Options	36,480	63,695
Accrued compensation	34,590	55,185
Accounts payable and other accrued expenses	39,025	52,268
Income taxes payable	6,542	13,201

	357,193	333,781

Deferred tax liabilities	180,429	179,924

Long term debt	355,098	354,948

Subordinated liabilities
Exchange memberships, at market value	21,140	26,176
Other subordinated indebtedness	28,285	28,285

	49,425	54,461

Preferred stock, liquidation value of $1,000 per share; 10,000,000 shares authorized; 39,186 and 63,836 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively	37,826	61,361
Common stock, $0.1 par value, 200,000,000 shares authorized; 59,529,118 and 59,504,148 shares issued an outstanding as of March 31, 2003 and December 31, 2002, respectively	595	595
Additional paid-in-capital	680,462	679,601
Retained earnings	248,664	249,065
Unearned compensation	(741)	(934)

	966,806	989,688

Total liabilities and stockholders' equity	$1,908,951	$1,912,802

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000's omitted)

	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,527	$27,652
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangibles	3,310	3,330
Amortization of bond discount and debt issuance costs	519	515
Compensation expense related to stock-based compensation	839	2,061
Deferred tax provision	1,650	2,580
Acceleration of preferred stock discount accretion	918	1,485
Tax benefit related to employee stock transactions	61	3,733
Change in assets and liabilities:
Cash and securities segregated under federal regulations	(1,882)	42,516
Securities purchased under agreements to resell	15,560	59,113
Receivable from brokers, dealers and clearing organizations	(3,919)	(70,052)
Receivable from customers	6,903	(3,093)
United States Government obligations	395,840	9,908
Securities owned, Corporate equities	(99,728)	10,512
Securities owned, Options and other	25,652	54
Commissions receivable	(40)	(685)
Other assets	1,325	(10,099)
Payable to brokers and dealers	(901)	(26,080)
Payable to customers	(6,556)	(32,112)
Securities sold, but not yet purchased, Corporate equities	98,581	62,667
Securities sold, but not yet purchased, Options	(27,216)	(8,839)
Accrued compensation	(20,595)	(10,260)
Accounts payable and other accrued expenses	(11,468)	(16,060)
Income taxes payable	(7,804)	(437)

Net cash provided by operating activities	376,576	48,409

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	(380)	(737)

Net cash used in investing activities	(380)	(737)

CASH FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	216	3,991
Payment of common stock dividends	(4,761)	—
Payment of preferred stock dividends	(2,745)	(4,300)
Payment for preferred stock buyback	(24,650)	(28,164)

Net cash used in financing activities	(31,940)	(28,473)

Increase in cash and cash equivalents	344,256	19,199
CASH AND CASH EQUIVALENTS, beginning of the period	77,033	52,043

CASH AND CASH EQUIVALENTS, end of the period	$421,289	$71,242

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest	$20,660	$21,506
Income taxes	10,693	17,500
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Net increase in additional paid-in capital related to stock based awards	1,055	6,048

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

        The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), LaBranche Financial Services, Inc., a New York corporation ("LFSI"), LaBranche Structured Products, LLC, a New York limited liability company ("LSP"), and LaBranche & Co. B.V. ("BV"), a Netherlands private limited liability company (collectively with the Holding Company, LaBranche, LFSI and LSP, the "Company"). The Holding Company is the sole member of LaBranche and LSP, the 100% stockholder of LFSI and the sole owner of BV. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange, Inc. (the "NYSE") and in equity securities on the American Stock Exchange LLC (the "AMEX"). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP was organized in September 2002, and is a registered broker-dealer and operates as a specialist in options on the AMEX and acts as a market-marker in Exchange Traded Funds ("ETFs"). BV represents LaBranche in European markets and provides client services to LaBranche's European listed companies.

2.    INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

        The unaudited interim condensed consolidated financial information as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of March 31, 2003 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2002 included in the Company's Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 20, 2003. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS

        With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, which was issued by the Financial Accounting Standards Board ("FASB"), the acquired trade name and goodwill are no longer amortized. The acquired specialist stock lists, however, will continue to be amortized over their respective lives. The Company will test the acquired trade name, goodwill and specialist stock lists for impairment on a regular basis or when events and circumstances indicate impairment may be necessary by applying a fair-value based test. It is possible that in the future, after periodic testing, the Company may incur impairment charges related to the carrying value of acquired goodwill and intangible assets recorded in its financial statements.

        The gross carrying amount, accumulated amortization and net carrying amount of the Company's acquired specialist stock lists are set forth below (000's omitted):

	As of March 31, 2003	As of December 31, 2002
Gross carrying amount	$406,190	$406,190
Accumulated amortization	(26,828)	(24,234)

Net carrying amount	$379,362	$381,956

        Amortization expense associated with the Company's acquired specialist stock lists was $2.6 million for each of the three-month periods ended March 31, 2003 and 2002. Estimated amortization expense for the existing specialist stock lists is $10.4 million for each of the fiscal years ending December 31, 2004 through December 31, 2008.

4.     INCOME TAXES

        The Company accounts for taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to stock-based compensation, other compensation accruals, amortization periods of certain intangibles and differences between the financial and tax bases of assets acquired. The Company's effective tax rate differs from the combined federal, state and local statutory rates primarily due to its non-deductible amortization of intangible assets and the non-deductible expense recorded due to the acceleration of the discount accretion as a result of the repurchase of the Company's Series A preferred stock in 2002 and 2003. The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000's omitted):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Current federal, state and local taxes	$4,096	$23,284
Deferred tax (benefit)/provision	1,650	2,580

Total provision for income taxes	$5,746	$25,864

5.    CAPITAL AND NET LIQUID ASSET REQUIREMENTS

        LaBranche, as a specialist and member of the NYSE and AMEX, is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE, AMEX and the SEC. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

        As of March 31, 2003 and December 31, 2002, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $467.8 million and $472.0 million, respectively, which exceeded the minimum requirements by $464.4 million and $467.4 million, respectively. LaBranche's aggregate indebtedness to net capital ratio on those dates was .11 to 1 and .15 to 1, respectively.

        The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

        As of March 31, 2003 and December 31, 2002, LaBranche's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $467.3 million and $465.2 million, respectively.

        The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $600,000, or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. Because LaBranche adheres to the NYSE's net liquid asset requirements, it automatically satisfies the AMEX liquid asset requirements.

        As a registered broker-dealer and NYSE member firm, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital for LFSI is equal to the greater of $1.5 million or 2% of aggregate debit items, as defined. As of March 31, 2003 and December 31, 2002, LFSI's net capital, as defined under SEC Rule 15c3-1, was $16.5 million and $19.4 million, respectively, which exceeded the minimum requirements by $15.0 million and $17.9 million, respectively.

        As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2003 and December 31, 2002, LSP's net capital, as defined under SEC Rule 15c3-1, was $6.7 million and $6.9 million, respectively, which exceeded minimum requirements by $6.6 million and $6.8 million, respectively.

6.     DERIVATIVE FINANCIAL INSTRUMENTS

        LSP uses derivative financial instruments, which generally include exchange-traded options and futures contracts, for trading purposes and to economically hedge other positions or transactions as part of its options specialist and market-making business and overall risk management process. These financial instruments subject LSP to varying degrees of market and credit risk. LSP records its derivative trading activities at market value, with corresponding gains or losses recorded in net gain on principal transactions. In order to minimize risk, management continually monitors positions, profit and loss, volatility and other standard risk measures on a real-time basis and communicates its risk tolerance to LSP's traders.

        The following table indicates the fair value of LSP's exchange-traded options and futures contracts:

	As of March 31, 2003		As of December 31, 2002
(000's omitted)
	Assets	Liabilities	Assets	Liabilities
Exchange-traded options	35,826	36,480	61,478	63,695
Futures contracts	429	2,642	97	41

7.     EARNINGS PER SHARE

        Earnings per share ("EPS") are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic EPS is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

        The computations of basic and diluted EPS are set forth below (000's omitted, except per share data):

	Three Months Ended March 31,
	2003	2002
Net income	$5,527	$27,652
Less preferred dividends and accretion	1,167	2,076

Numerator for basic and diluted earnings per share—net income available to common stockholders	$4,360	$25,576
Denominator for basic earnings per share—weighted-average number of common shares	59,495	58,705
Dilutive Shares
Stock options	510	821
Restricted stock	—	89
Restricted stock units	284	401

Denominator for diluted earnings per share—weighted-average number of common shares	60,289	60,016
Basic earnings per share	$0.07	$0.44
Diluted earnings per share	$0.07	$0.43

        The exercise prices for options to purchase an aggregate of 1,807,500 and 1,732,500 shares of common stock exceeded the average market price of the Company's common stock for the three months ended March 31, 2003 and 2002, respectively. Accordingly the calculation of diluted earnings per share does not include the antidilutive effect of these options for the three months ended March 31, 2003 and 2002.

8.     EMPLOYEE INCENTIVE PLANS

        During March 2003, the board of directors of the Company approved the adoption of the Senior Executive Bonus Plan, effective as of January 1, 2003. The purpose of the Senior Executive Bonus Plan is to provide for the payment to the Company's Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. The adoption of the Senior Executive Bonus Plan is subject to the approval of the stockholders of the Company at its next annual meeting of stockholders, which is scheduled to take place on May 20, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides two additional methods, the modified prospective and the retroactive restatement methods, for an entity that voluntarily changes to the fair-value based method of accounting for stock-based employee compensation, in addition to the prospective method required by SFAS No. 123. Prior to January 1, 2003, the Company elected to account for stock based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25. Pursuant to APB No. 25, the Company did not recognize any compensation expense since, on the date of grant, the Company's stock options had no intrinsic value. On January 1, 2003, we adopted the prospective method provided by SFAS No. 148 to account for stock-based employee compensation. Accordingly, the Company will expense the fair value, as of the date of grant, of stock options issued to employees on or after January 1, 2003 over the related service periods.

        If the Company had recognized compensation expense under the fair-value based method of SFAS No. 123, its net income would have decreased by approximately $1.8 million and $1.7 million for the three months ended March 31, 2003 and 2002, respectively, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended March 31,
(000's omitted, except per share data)
	2003	2002
Net income available to common stockholders, as reported	$4,360	$25,576
Stock based compensation expense under SFAS 148 (net of tax effect)	1,793	1,669

Pro forma net income available to common stockholders	2,567	23,907
Diluted EPS, as reported	0.07	0.43
Pro forma diluted EPS	0.04	0.40

        The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential pro forma effect on net income in future periods.

9.     BUSINESS SEGMENTS

        Segment information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Currently, the Company views its business under two separate segments: Specialist and Execution and Clearing. The Company's business segments are based upon the nature of the financial services provided, their revenue source and the Company's management organization.

        The Company's Specialist segment operates as a specialist in equities and rights on the NYSE and in equities and options on the AMEX and provides support services for the specialist activities. In addition, this segment acts as a market marker in ETFs. The Specialist segment currently includes the operations of LaBranche, LSP and BV.

        The Company's Execution and Clearing segment provides securities execution, securities clearing and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. This segment also provides direct access floor brokerage services to institutional customers. The Execution and Clearing segment currently includes the operations of LFSI.

        Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, such as certain employee compensation and company-wide professional fees, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Certain revenues, administrative expenses and corporate overhead expenses are not specifically allocated by management when reviewing the Company's segments' performance, and appear in the Other section. Selected financial information for each segment is set forth below (000's omitted):

	Three Months Ended March 31,
	2003	2002
Specialist Segment:
Revenues	$64,775	$104,811
Operating expenses	33,310	38,329
Depreciation and amortization expense	2,959	3,060

Pre-tax income	28,506	63,422

Segment assets	1,782,631	1,810,184
Execution and Clearing Segment:
Revenues	$11,494	$8,750
Operating expenses	14,581	12,195
Depreciation and amortization expense	346	266

Pre-tax income	(3,433)	(3,711)

Segment assets	71,265	128,174
Other:(1)
Revenues	$365	$9,119
Operating expenses	14,160	15,310
Depreciation and amortization expense	5	4

Pre-tax income	(13,800)	(6,195)

Segment assets	55,055	42,501
Total:
Revenues	$76,634	$122,680
Operating expenses	62,051	65,834
Depreciation and amortization expense	3,310	3,330

Pre-tax income	11,273	53,516

Total assets	1,908,951	1,980,859

(1)
Other is comprised primarily of the interest on the Holding Company's indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily income from non-marketable investments as well as interest income), and elimination entries.

10.   STOCKHOLDERS' EQUITY

        On January 16, 2003, the board of directors declared an $0.08 per share cash dividend payable on February 14, 2003 to holders of record of the Company's common stock on January 31, 2003. This dividend was paid on February 14, 2003.

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

11.   SUBSEQUENT EVENTS

        On April 14, 2003, the board of directors declared an $0.08 per share cash dividend payable on May 14, 2003 to holders of record of the Company's common stock on April 30, 2003. The payment of future dividends is within the discretion of the board of directors and will depend on the Company's future earnings, capital requirements, applicable regulatory restrictions, financial condition and other relevant factors.

        On April 22, 2003, LSP formed an options specialist joint account on the AMEX (the "Joint Account") with Botta Capital Management, LLC ("Botta"). LSP has contributed the capital required to operate the Joint Account and manages the Joint Account's business on the trading floor of the AMEX. Botta has contributed its right to act as specialist in certain AMEX option listings. Net profits of the Joint Account, on an annual basis, generated from specialist activities in the Joint Account's AMEX listed options are shared by LSP and Botta at a ratio of 66% and 34%, respectively. However, LSP is required to bear 100% of any net losses incurred on an annual basis. After the fourth anniversary of the formation of the Joint Account, Botta will no longer have any interest in the Joint Account or the AMEX option listings it has contributed to the Joint Account.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Unless the context otherwise requires, the "Company" or "we" shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

        This discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

General

        We currently view our business as operating principally in two separate segments: the specialist segment and the execution and clearing segment. Our specialist segment operates as a specialist in equities and rights on the New York Stock Exchange, Inc. (the "NYSE") and in equities and options on the American Stock Exchange LLC (the "AMEX"), a market-maker in Exchange Traded Funds ("ETFs") on the AMEX, and provides support services for our specialist activities. Our execution and clearing segment provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. Our execution and clearing segment also provides direct access floor brokerage services to institutional customers. Certain revenues and administrative and corporate overhead expenses, which consist primarily of interest on our public debt, are not specifically related to our two principal segments, and thus are treated as "other" revenues and expenses. Our specialist segment currently includes the operations of our LaBranche & Co. LLC, LaBranche Structured Products, LLC ("LSP") and LaBranche & Co. B.V. ("BV") subsidiaries. Our execution and clearing segment currently includes the operations of our LaBranche Financial Services, Inc. ("LFSI") subsidiary.

Recent Developments

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The implementation of SFAS No. 146 has not had a material impact on our financial statements.

        In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 details the required disclosures to be made about obligations under certain issued guarantees and requires the recognition of a liability for the fair value of the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued after December 31, 2002. The disclosure requirements are effective for financial statements ending after December 15, 2002. The implementation of FIN 45 has not had a material impact on our financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides two additional methods for accounting for stock-based compensation, the modified prospective and the retroactive restatement methods, by an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, in addition to the prospective method required by SFAS No. 123, "Accounting for Stock-Based Compensation." Prior to January 1, 2003, we elected to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123. Pursuant to APB No. 25, we did not recognize any compensation expense since, on the date of grant, our stock options had no intrinsic value. On January 1, 2003, we adopted the prospective method provided by SFAS No. 148 to account for stock-based employee compensation. Accordingly, we will expense the fair value, as of the date of grant, of stock options issued to employees on or after January 1, 2003 over the related service periods. The implementation of SFAS No. 148 has not had a material impact on our financial statements. We are continuing to evaluate the potential impact of SFAS No. 148 on future awards of stock-based compensation.

        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. The implementation of FIN 46 has not had a material impact on our financial statements.

Critical Accounting Policies

        All of our principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions and the related revenues and expenses are recorded on a settlement date basis. Corporate equities, options and other securities owned, and securities sold, but not yet purchased, are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions. United States Government obligations, together with related interest receivable as reported in other assets, are reflected at market value, with interest income included in other income. The market value for equity securities for which we act as specialist on both the AMEX and NYSE is based on the closing price posted by the exchange on which they are traded. The market value for ETFs and futures contracts is also based on the closing price posted on the exchanges on which they are traded. The market value of our exchange-traded options is based on the national best bid/offer as determined by our options clearing agent.

        Investments in non-marketable securities consist of private equity, limited liability company and limited partnership investments, and are included in other assets on the statement of financial condition. These investments do not have readily available price quotations. These investments are accounted for under the equity method, which approximates fair value, or are accounted for at fair value as estimated by our management. In determining the estimated fair value, we consider all appropriate factors relevant to such investments and consistently apply industry standard methodology for arriving at fair value. Gains and losses for changes in fair value are included in other revenues in the accompanying consolidated statement of operations.

        Our balance sheet contains significant intangible assets. These intangible assets are comprised of our specialist stock lists, trade name and goodwill acquired in connection with our various acquisitions and the limited partner buyout that occurred in 1999 in connection with our reorganization from partnership to corporate form. The allocations of purchase price and determinations of useful lives were based on independent appraisals for material acquisitions through March 2001. The useful lives of the acquired specialist stock lists were determined based on analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based on management's analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared with the results of the independent appraisals conducted on acquisitions prior to April 2001.

        Since the implementation of SFAS No. 142 on January 1, 2002, acquired trade name and goodwill are no longer amortized; instead these assets are tested at least annually for impairment by applying a fair-value based test. Our acquired specialist stock lists, however, continue to be amortized over their respective lives. We test goodwill for impairment on a regular basis or when events and circumstances indicate a revision may be necessary by applying a fair-value based test. The fair-value test involves a comparison of the fair value of the reporting unit to the carrying value of the reporting unit. The fair value of the reporting unit is determined using both our market capitalization and the present value of our estimated future cash flows based on certain management assumptions. If the carrying amount of the reporting unit exceeds its estimated fair value, we will determine if impairment is necessary through additional testing. Additionally, we test our specialist stock lists and trade name intangible assets whenever events or circumstances indicate that their carrying amount may not be recoverable. If the carrying value of the specialist stock lists and trade name exceeds their fair value, an impairment loss would be recognized for the excess of carrying value over fair value. It is possible that in the future, as a result of periodic testing, we may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in our financial statements.

Results of Operations

Specialist Segment Operating Results

	For the Three Months Ended March 31,
(000's omitted)			2003 vs 2002 Percentage Change
	2003	2002
Revenues:
Net gain on principal transactions	$51,803	$89,124	(41.9)%
Commissions	11,273	13,193	(14.6)
Other	1,699	2,494	(31.9)

Total segment revenues	64,775	104,811	(38.2)
Operating expenses	36,269	41,389	(12.4)

Pre-tax income	$28,506	$63,422	(55.1)

        Revenues from our specialist segment consist primarily of net gain earned from principal transactions in securities for which we act as specialist. Net gain on principal transactions represents trading gains net of trading losses and Securities and Exchange Commission ("SEC") transaction fees, and are earned by us when we act as principal buying and selling our specialist stocks, rights and options. Also included in net gain on principal transactions are net gains and losses resulting from our market-making activities in ETFs, the trading of futures used to hedge our ETF positions, and the trading of equities underlying the rights and options for which we act as specialist. These revenues are primarily affected by changes in share volume traded and fluctuations in price of our specialist stocks and options.

        Commissions revenue generated by our specialist segment consists primarily of fees earned when our specialists act as agents by executing limit orders on behalf of brokers, professional traders and broker-dealers after a specified period of time; we do not earn commissions when we match market orders.

        Other revenue at our specialist segment consists primarily of interest income, proprietary trading gains or losses and earnings or losses from an investment in a hedge fund by LaBranche & Co. LLC.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Net gain on principal transactions decreased as a result of the unfavorable market conditions resulting from global economic and geopolitical uncertainties during the first quarter of 2003 as compared to the same period in 2002. During the first quarter of 2003, the aggregate share volume of our specialist stocks traded on the NYSE decreased 7.6% to 23.2 billion shares from 25.1 billion shares for the same period in 2002, while the aggregate dollar volume of our specialist stocks traded on the NYSE decreased 20.0% to $566.7 billion during the first quarter of 2003 from $708.8 billion for the same period in 2002. Notwithstanding these unfavorable market conditions, we were required to fulfill our obligation as a specialist to minimize short-term imbalances between supply and demand and maintain fair and orderly markets in our listed company stocks.

        Commissions revenue earned by our specialist segment decreased as a result of our billing structure designed to provide our customers with the lowest possible execution price. The total share volume executed by us as agent in our specialist stocks increased 5.0% to 2.1 billion shares for the three months ended March 31, 2003, from 2.0 billion shares for the same period in 2002.

        Other revenue earned by our specialist segment decreased primarily due to a decline in interest income as a result of significantly lower interest rates for our short to medium term investments and stock-borrow transactions. In addition, the decrease was due to the lack of a reversal of a commercial paper investment loss accrual during the first quarter of 2003 which occurred in 2002. The decrease in other revenue was partially offset by an increase in proprietary trading revenues.

        Operating expenses for our specialist segment decreased primarily due to a reduction in employee compensation and related benefits expense, interest expense and lease of exchange membership expense. These decreases were partially offset by an increase in exchange, clearing and brokerage fees expense. For a further discussion of operating expenses, see "Operating Expenses" below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended March 31,
(000's omitted)			2003 vs 2002 Percentage Change
	2003	2002
Revenues:
Commissions	$11,243	$7,780	44.5%
Other	251	970	(74.1)

Total segment revenues	11,494	8,750	31.4
Operating expenses	14,927	12,461	19.8

Pre-tax loss	$(3,433)	$(3,711)	(7.5)

        Our execution and clearing segment's commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage services.

        Our execution and clearing segment's other revenues consist of interest income, proprietary trading gains or losses and fees charged to customers for use of our proprietary front-end order execution system.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Commissions revenue from our execution and clearing segment increased primarily due to the growth and expansion of our institutional execution services. The increase was also due to additional direct-access commission income.

        Other revenue from our execution and clearing segment decreased primarily due to the decline in interest income as a result of significantly lower interest rates for our short term investments and reduced margin balances, as well as a decline in proprietary trading revenues.

        The increase in operating expenses for our execution and clearing segment was primarily due to an increase in exchange, clearing and brokerage fees and other expenses. For a further discussion of operating expenses, see "Operating Expenses" below.

Other Operating Results

	For the Three Months Ended March 31,
(000's omitted)			2003 vs 2002 Percentage Change
	2003	2002
Revenues:
Other	$365	$9,119	(96.0)%

Total revenues	365	9,119	(96.0)
Operating expenses	14,165	15,314	(7.5)

Pre-tax loss	$(13,800)	$(6,195)	122.8

        The portion of our revenues that is not generated from our two principal business segments consists primarily of appreciation or depreciation of our non-marketable investments and interest income.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Other revenue decreased due to an approximately $8.7 million appreciation in the value of our non-marketable investments during the first quarter of 2002. This decrease was also due to a decline in interest income as a result of significantly lower interest rates for our short to medium term investments.

        Operating expenses decreased primarily due to a decline in interest expense as well as a reduction in charges related to the repurchases of our Series A preferred stock. For a further discussion of operating expenses see, "Operating Expenses" below.

  Operating Expenses

	For the Three Months Ended March 31,
(000's omitted)			2003 vs 2002 Percentage Change
	2003	2002
Expenses:
Employee compensation and related benefits	$25,819	$31,073	(16.9)%
Interest	11,721	12,836	(8.7)
Exchange, clearing and brokerage fees	10,662	7,777	37.1
Other operating expenses	17,159	17,478	(1.8)

Total expenses before provision for income taxes	65,361	69,164	(5.5)
Provision for income taxes	$5,746	$25,864	(77.8)

        Our largest operating expense is employee compensation and related benefits. Our specialist segment's employee compensation and related benefits expense consists of salaries, wages and profitability-based compensation paid to our floor traders and related support staff. The employee compensation and related benefits expense related to our execution and clearing segment consists of salaries, wages and profitability-based compensation paid to our execution and clearing professionals, as well as compensation based on commissions earned by various trading professionals. Profitability-based compensation may include cash awards and stock-based compensation paid or granted to managing directors, trading professionals and other employees based on our profitability.

        Interest expense is primarily generated from the indebtedness not allocated to either of our two principal segments. This indebtedness was incurred in connection with our reorganization from partnership to corporate form in 1999, our subsequent acquisitions and the exchange of our preferred stock for a promissory note. The interest expense at our specialist segment is primarily the result of subordinated indebtedness that has been approved by the NYSE for inclusion in our net capital as well as margin interest expense related to our AMEX option specialist business. Customer's free credit balances and bank loans generate interest expense at our execution and clearing segment.

        Exchange, clearing and brokerage fees expense at our specialist segment consists primarily of fees paid by us to the NYSE, AMEX, the Depository Trust Clearing Corporation ("DTCC") and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, an allocation fee requiring specialist firms to share the cost of newly allocated listings, technology fees, a flat annual fee and execution and clearing fees. Our execution and clearing segment's exchange, clearing and brokerage fees expense consists of commissions paid to third parties for introduction of customers, use of certain proprietary information and third party execution fees.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Employee compensation and related benefits expense decreased as a result of a reduction in bonus accruals and other employee benefit accruals. The decrease was partially offset by a slight increase in employee salaries due to the hiring of additional trading personnel for our options specialist activities and institutional execution services group, which increased our average number of employees by approximately 41 individuals for the three months ended March 31, 2003, as compared to the same period in 2002. Employee compensation and related benefits expense increased to 33.7% of total revenues for the three months ended March 31, 2003, from 25.3% of total revenues for the same period in 2002.

        Interest expense decreased as the result of our repayment of $20.0 million senior subordinated notes during 2002, as well as the repayment of $34.8 million principal amount of subordinated indebtedness and promissory notes. This decrease was partially offset by a slight increase in margin interest charges as a result of the growth and expansion of our AMEX business, as well as the interest expense related to the $8.0 million aggregate principal amount of notes issued by us in August 2002 in exchange for 8,000 shares of our Series A preferred stock. Interest expense increased to 15.3% of total revenues for the three months ended March 31, 2003, from 10.5% of total revenues for the same period in 2002.

        Exchange, clearing and brokerage fees expense increased due to the growth and expansion of our execution and clearing segment. At our specialist segment, exchange, clearing and brokerage fees expense increased due to a new NYSE technology fee that became effective as of January 1, 2003, an increase in NYSE allocation fees and the expansion of our AMEX specialist business, which led to an increase in commission expense. Exchange, clearing and brokerage fees expense increased to 13.9% of total revenues for the three months ended March 31, 2003, from 6.3% of total revenues for the same period in 2002.

        Other operating expenses decreased primarily due to a decline in lease of exchange memberships expense, the result of a slight decrease in the number of NYSE seats leased during the three months ended March 31, 2003, as well as a reduction in average seat rental cost on the AMEX. The decrease was also due to a slight decrease in depreciation and amortization of intangibles expense and other expenses.

  Provision for income taxes decreased due to the decline in our pre-tax income.

Liquidity

        As of March 31, 2003, we had $1,909.8 million in assets, of which $449.6 million consisted of cash and short-term investments primarily in United States Government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements.

        In October 2002, our LaBranche & Co. LLC subsidiary amended and restated its $200.0 million committed line-of-credit agreement with a U.S. commercial bank, and extended the line-of-credit to October 31, 2003. The line-of-credit may be extended by LaBranche & Co. LLC, subject to the bank's approval, for additional one-year terms by giving written notice to the bank at least 30 days prior to the then-current scheduled termination date. Amounts outstanding under the U.S. commercial bank credit facility would be secured by our inventory of specialist stocks and bear interest at the U.S. commercial bank's broker loan rate. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

        In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. ("RPM"), we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. During the first quarter of 2003, we paid $3.6 million in deferred compensation plan benefits. If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in one lump sum. The amounts payable under this deferred compensation plan may be reduced to satisfy certain indemnification obligations of the plan participants to us under the agreements governing our acquisition of RPM.

        We also assumed RPM's liabilities and obligations under its retention bonus pool. The retention bonus pool requires $9.0 million to be paid as bonus compensation on March 15, 2004 to as many as 31 former employees of RPM, provided they are still employed on the payment date. The portion of this retention bonus pool payable to each of these former employees will be determined by the majority vote of a committee consisting of Robert M. Murphy, George E. Robb, Jr. and Michael LaBranche or their respective successors.

        In connection with our acquisition of RPM, we also issued 100,000 shares of our nonconvertible Series A preferred stock to the former stockholders of RPM. Each outstanding share of our Series A preferred stock entitles the holder to cumulative preferred cash dividends at an annual rate of 8.0% of the liquidation preference per share until March 15, 2005, 10.0% until March 15, 2006, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter), with the first payment made on July 1, 2001. Dividends on the issued and outstanding shares of Series A preferred stock are preferred and cumulative and accrue daily from the date on which they were originally issued. We have made all dividend payments to the holders of shares of our Series A preferred stock on the appropriate dates since issuance.

        On January 6, 2003, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 4, 2003, the offer expired, and on February 6, 2003, we purchased all of the approximately 24,650 shares that had been tendered for approximately $24.8 million, including accrued but unpaid dividends. As a result of the purchase, we recorded an expense due to the acceleration of the discount accretion on the shares purchased of approximately $0.9 million, which was included in other expenses. As of March 31, 2003, approximately 39,186 shares of our Series A preferred stock were outstanding.

        On January 16, 2003, our board of directors declared an $0.08 per share cash dividend payable on February 14, 2003 to holders of record of our common stock on January 31, 2003. This dividend was paid on February 14, 2003. On April 14, 2003, our board of directors declared an $0.08 per share cash dividend payable on May 14, 2003 to holders of record of our common stock on April 30, 2003. The payment of future dividends is within the discretion of our board of directors and will depend on our future earnings, capital requirements, applicable regulatory restrictions, financial condition and other relevant factors.

        As of March 31, 2003, the subordinated indebtedness of LaBranche & Co. LLC aggregated $28.3 million (excluding subordinated liabilities related to contributed exchange memberships) and consisted of senior subordinated notes, junior subordinated notes and a secured demand note obligation. These notes mature on various dates between December 2003 and June 2008, and bear interest at annual rates ranging from 7.69% to 11.0%.

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

        As of March 31, 2003, $10.0 million of our outstanding indebtedness consisted of one note of $2.0 million, which matures in June 2003 and bears interest at an annual rate of 12.5%. The remaining notes in the aggregate principal amount of $8.0 million mature in August 2007 and bear interest at annual rates ranging from 9.0% to 10.0%.

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

        The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to our Excess Cash Flow at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his or her pro rata share based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. Excess Cash Flow is defined for this purpose as 40.0% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. For the year ended December 31, 2002, our Excess Cash Flow, as calculated, was approximately $30.5 million, thus requiring us to offer, by May 30, 2003, to purchase approximately $30.5 million aggregate principal amount of Senior Subordinated Notes for approximately $31.4 million.

        As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of March 31, 2003, LaBranche & Co. LLC's net capital, as defined under SEC Rule 15c3-1, was $467.8 million, which exceeded the minimum requirements by $464.4 million.

        The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of March 31, 2003, LaBranche & Co. LLC's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $467.3 million.

        The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $600,000, or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. Because LaBranche & Co. LLC adheres to the NYSE's net liquid asset requirements, it automatically satisfies the AMEX liquid asset requirements.

        As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of March 31, 2003 was equal to the greater of $1.5 million or 2.0% of aggregate debit items as defined. As of March 31, 2003, LFSI's net capital, as defined under SEC Rule 15c3-1, was $16.5 million and exceeded minimum net capital requirements by $15.0 million.

        As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2003, LSP's net capital, as defined under SEC Rule 15c3-1, was $6.7 million, which exceeded minimum net capital requirements by $6.6 million.

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

Credit Ratings

        Our $100.0 million Senior Notes and our $250.0 million Senior Subordinated Notes were both sold to public investors on their respective issuance dates. The following table sets forth the credit ratings on both of these issues as of March 31, 2003:

	Moody's Investors Services	Standard & Poor's
Senior Notes	Baa3	BB+
Senior Subordinated Notes	Ba1	BB-

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

        Floor Management Committee.    Our floor management committee is composed of seven senior floor specialists. This committee is responsible for formulating and overseeing our overall risk management policies and risk guidelines for each of our specialist stocks. In arriving at these policies and guidelines, our floor management committee considers the advice and input of our floor team captains. Our floor management committee meets with all floor team captains no less than once a month to review and, if necessary, revise the risk management policies for LaBranche & Co. LLC and/or for particular specialist stocks. In addition, a member of our floor management committee is always available on the trading floor to review and assist with any unusual situations reported by a captain. Our floor management committee reports to our executive operating committee about each of these situations.

        Floor Team Captains.    We have 24 floor team captains who monitor the activities of LaBranche & Co. LLC's specialists throughout the trading day from various positions at LaBranche & Co. LLC's trading posts. The captains observe trades and constantly review trading positions on a real-time basis through our information systems. In addition, the captains are readily available to assist LaBranche & Co. LLC's specialists in determining when to deviate from our policies and guidelines to react to any unusual situations or market conditions. The captains must report these unusual situations to management, including any deviations from our policies and guidelines. Captains meet with each specialist at least once a week to evaluate the specialist's adherence to our risk management policies and guidelines. Captains also meet among themselves at least twice weekly to review risk policies and guidelines and, if appropriate, make new recommendations to the floor management committee.

        Specialists.    LaBranche & Co. LLC's specialists conduct auctions based on the conditions of the marketplace. In doing so, specialists observe our risk management policies and guidelines notwithstanding their responsibility to create a fair and orderly market. Specialists must immediately notify a captain of any unusual situations or market conditions requiring a deviation from our policies and guidelines.

        Due to the relative size of our equity specialist operations on the AMEX, which consist of six equity specialists, separate formal risk management committees do not exist. Nevertheless, our AMEX equity specialists adhere to all risk management policies set by LaBranche & Co. LLC's executive operating committee, and are in constant communication with the executive officers of LaBranche & Co. LLC.

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

  Equity Market Risk

        As a specialist on the NYSE, a high concentration of LaBranche & Co. LLC's trading revenue is generated from its ten and twenty-five most profitable specialist stocks. However, the percentage of LaBranche & Co. LLC's specialist trading revenue generated from its ten most profitable specialist stocks has decreased from 25.1% to 21.8% of total principal trading revenue for the three months ended March 31, 2002 and 2003, respectively. The percentage of LaBranche & Co. LLC's specialist trading revenue generated from its twenty-five most profitable specialist stocks has decreased from 46.8% to 42.3% of total principal trading revenue for the three months ended March 31, 2002 and 2003, respectively. LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes continuously.

        Our specialist activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts ("ADRs"). In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any significant price movement in these securities could result in a reduction of our revenues and operating profits.

        We have developed a risk management process which is intended to balance our ability to profit from our specialist activities with our exposure to potential losses. We have invested substantial capital, along with the NYSE, in real-time, on-line systems which give management instant access to specific trading information at any time during the trading day, including our aggregate long and short positions and our capital and profit-and-loss information on an aggregate or per issue basis. Subject to the specialist's obligation to maintain a fair and orderly market and to applicable regulatory requirements, we constantly seek to manage our trading positions relative to our principal trading revenues.

  Commodities Market Risk

        As a specialist in options on the AMEX, LSP is responsible for creating a fair and orderly market, and trades options as principal out of both obligation and inclination. In addition, LSP acts as a market-maker in certain ETFs. As is true with LaBranche & Co. LLC's equity trading, LSP's options and ETF trading exposes it to certain risks, such as price fluctuations and changes in the liquidity of markets. In addition, these derivative instruments expose LSP to volatility and credit risk, among other types of risks.

        In order to manage these risks, LSP has a risk management team. These individuals utilize a third party software application to monitor its positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to assure that all LSP traders are within the parameters set by management. LSP's traders use futures and the stocks underlying certain positions in an attempt to hedge market risk. LSP's aggregate risk is under constant evaluation by both the risk management team and traders, and all significant trading strategies and positions are discussed between both groups. LSP's option, future and ETF trading is executed solely on national exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

        The following chart illustrates how the specified movements in the underlying securities prices of LSP's entire portfolio would have impacted profits and losses from its trading activities:

	Profit or (Loss) if the underlying securities move:
(000's omitted)
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Commodity Portfolio as of:
March 31, 2003	$610	$396	$(5)	$194	$(44)

        The numbers in the above table are based on certain theoretical assumptions and thus, do not fully represent the profit or loss exposure to changes in volatility, interest rates and dividends. The zero percent change column represents the loss LSP would experience on a daily basis if the market remained unchanged.

  Execution, Clearing and Operational Risk

        As a specialist on the NYSE and AMEX and a market maker for certain securities, LaBranche & Co. LLC and LSP are engaged in various securities trading and lending activities. In connection with their activities as a specialist and market maker, LaBranche & Co. LLC and LSP assume positions in stocks, options, ETFs and futures. LaBranche & Co. LLC and LSP are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche & Co. LLC and LSP also are exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE and AMEX. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC and LSP may be required to purchase or sell financial instruments, which may result in a loss.

        LFSI's execution and clearing services involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFSI to off-balance sheet risk in the event customers or other brokers are unable to fulfill their contractual obligations and it has to purchase or sell securities at a loss. For margin transactions, LFSI may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

        Before conducting business with a prospective customer, LFSI reviews the prospective customer's experience in the securities industry, financial condition and personal background. For current customers, LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary. In addition, LFSI performs a background check on every customer.

        In each of our segments, we rely heavily on our information systems in conducting our risk management. Accordingly, working in conjunction with the NYSE, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our significant growth over the past several years. Management members and floor captains at our NYSE and AMEX operations must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends as they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems give management instant access to specific trading information at any time during the trading day, including:

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

        During 2002, we developed and implemented a business continuity plan which includes a comprehensive disaster recovery plan. We have a back-up disaster recovery center in New Jersey which has connectivity with our LaBranche & Co. LLC, LFSI and LSP subsidiaries. We are in the process of establishing a second back-up facility which will serve our LFSI and LSP subsidiaries in another New York state location and will also act as a secondary disaster recovery facility for our LaBranche & Co. LLC operations. We expect this site to be fully operational by June 2003.

  Regulatory Risk

        As registered broker-dealers, LaBranche & Co. LLC, LFSI and LSP are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. These subsidiaries are subject to SEC Rule 15c3-1, 15c3-3 and other requirements as adopted and administered by both the NYSE and AMEX.

        LFSI must comply with the rules and regulations related to the custody of customers' assets issued under the Securities Exchange Act of 1934 and by the exchanges of which it is a member. In addition, the recently-enacted USA Patriot Act requires U.S. financial institutions, including banks, broker-dealers, futures commission merchants and investment companies, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. As a result of this legislation, in July 2002, LFSI hired a compliance professional to establish and monitor LFSI's anti-money laundering practices.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        The Company and, in particular, certain of the business operations conducted by LFSI's predecessor in interest, ROBB PECK McCOOEY Clearing Corporation, have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution, in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

        On April 22, 2003, the NYSE announced that it was reviewing the trading practices of several specialist firms, including our subsidiary specialist firm, LaBranche & Co. LLC. The investigation presently focuses on the trading requirement that NYSE specialist firms not intervene in a natural match between a buyer and a seller. While we believe that our subsidiary has operated in accordance with all applicable requirements, the investigation is in an early stage and there can be no assurance as to the outcome of the investigation or its effects, if any, on our financial condition.

Item 5. Other Information.

        We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including a decrease in trading volume on the NYSE or the AMEX, excessive volatility in the equity securities market and changes in the value of our securities positions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in the Company involves various risks, including those mentioned above and those that are detailed from time to time in our SEC filings.

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

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.
Exhibit No.	Description of Exhibit
99.1
Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President of LaBranche, regarding the information contained in LaBranche's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
99.2
Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer of LaBranche, regarding the information contained in LaBranche's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

  (b)
  Reports on Form 8-K.

            (i)    On March 20, 2003, we filed a Form 8-K, dated March 20, 2003, with respect to the certifications of our Chief Executive Officer and our Chief Financial Officer, regarding the information contained in our Annual Report on Form 10-K for the year ended December 31, 2002, under Item 9 of Form 8-K.

All other items of this report are inapplicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2003	LABRANCHE & CO INC.
	By:	/s/ HARVEY S. TRAISON Name: Harvey S. Traison Title: Senior Vice President and Chief Financial Officer

CERTIFICATION

        I, George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President of LaBranche & Co Inc. (the "Registrant"), hereby certify that:

  1.
  I have reviewed the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

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

May 14, 2003	LABRANCHE & CO INC.
	By:	/s/ GEORGE M. L. LABRANCHE, IV Name: George M. L. LaBranche, IV Title: Chairman, Chief Executive Officer and President

CERTIFICATION

        I, Harvey S. Traison, Senior Vice President and Chief Financial Officer of LaBranche & Co Inc. (the "Registrant"), hereby certify that:

  1.
  I have reviewed the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report").

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

May 14, 2003	LABRANCHE & CO INC.
	By:	/s/ HARVEY S. TRAISON Name: Harvey S. Traison Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
99.1
Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President of LaBranche, regarding the information contained in LaBranche's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
99.2
Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer of LaBranche, regarding the information contained in LaBranche's Quarterly Report on Form 10-Q for the period ended March 31, 2003.

QuickLinks

TABLE OF CONTENTS
LaBRANCHE & CO INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (000's omitted)
LaBRANCHE & CO INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
CERTIFICATION