Form 10-Q
period 2003-06-30
LABRANCHE & CO INC
filed 2003-08-13
CIK 1089044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

(212) 425-1144

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares of the registrant’s common stock outstanding as of August 12, 2003 was 59,556,605.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000’s omitted except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES:
Net gain on principal transactions	$60,103	$72,731	$111,906	$161,855
Commissions	24,859	22,420	47,375	43,393
Other	2,542	2,957	4,857	15,540

Total revenues	87,504	98,108	164,138	220,788
EXPENSES:
Employee compensation and related benefits	25,096	31,080	50,915	62,153
Interest	12,207	12,848	23,928	25,684
Exchange, clearing and brokerage fees	10,936	9,203	21,598	16,980
Lease of exchange memberships	6,186	6,398	12,655	13,107
Depreciation & amortization of intangibles	3,279	3,359	6,589	6,689
Other	7,767	6,996	15,147	14,435

Total expenses	65,471	69,884	130,832	139,048

Income before minority interest and provision for income taxes	22,033	28,224	33,306	81,740
MINORITY INTEREST	127	—	127	—

Income before provision for income taxes	21,906	28,224	33,179	81,740
PROVISION FOR INCOME TAXES	10,316	13,283	16,062	39,147

Net income	$11,590	$14,941	$17,117	$42,593
Series A Preferred dividends and discount accretion	942	1,741	2,109	3,817

Net income available to common stockholders	$10,648	$13,200	$15,008	$38,776

Weighted average shares outstanding:
Basic	59,525	58,859	59,510	58,782
Diluted	60,256	59,991	60,284	59,995
Earnings per share:
Basic	$0.18	$0.22	$0.25	$0.66
Diluted	$0.18	$0.22	$0.25	$0.65

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(000’s omitted except share data)

	As of

	June 30,	December 31,
	2003	2002

	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$377,208	$77,033
Cash and securities segregated under federal regulations	20,946	16,012
Securities purchased under agreements to resell	11,000	26,000
Receivable from brokers, dealers and clearing organizations	223,420	145,387
Receivable from customers	6,518	12,425
United States Government obligations	—	395,840
Securities owned, at market value:
Corporate equities	221,549	106,295
Exchange-traded funds	233,538	21,455
Options	59,585	61,478
Commissions receivable	4,836	4,379
Exchange memberships contributed for use, at market value	18,000	26,176
Exchange memberships owned, at cost (market value of $58,826 and $78,337, respectively)	77,828	77,815
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $7,904 and $6,987, respectively	5,330	6,089
Intangible assets, net of accumulated amortization:
Specialist stock list	376,768	381,956
Trade name	25,011	25,011
Goodwill	470,537	470,598
Other assets	56,528	58,853

Total assets	$2,188,602	$1,912,802

	As of

	June 30, 2003	December 31, 2002

	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers and dealers	$32,667	$16,417
Payable to customers	14,022	21,971
Securities sold, but not yet purchased, at market value:
Corporate equities	287,836	106,685
Exchange-traded funds	141,239	4,359
Options	54,981	63,695
Accrued compensation	39,896	55,185
Accounts payable and other accrued expenses	50,245	52,268
Income taxes payable	11,880	13,201
Deferred tax liabilities	180,358	179,924
Long term debt	355,253	354,948
Subordinated liabilities
Exchange memberships, at market value	18,000	26,176
Other subordinated indebtedness	28,285	28,285

Total liabilities	1,214,662	923,114

Minority Interest	127	—

Preferred stock, liquidation value of $1,000 per share; 10,000,000 shares authorized; 39,186 and 63,836 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	37,985	61,361
Common stock, $.01 par value, 200,000,000 shares authorized; 59,551,645 and 59,504,148 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively	596	595
Additional paid-in-capital	681,206	679,601
Retained earnings	254,550	249,065
Unearned compensation	(524)	(934)

Total stockholders’ equity	973,813	989,688

Total liabilities and stockholders’ equity	$2,188,602	$1,912,802

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000’s omitted)

	Six Months Ended

	June 30, 2003	June 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,117	$42,593
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization of intangibles	6,589	6,689
Amortization of bond discount and debt issuance costs	1,053	1,044
Minority interest in income of consolidated subsidiary	127	—
Compensation expense related to stock-based compensation	1,801	1,618
Deferred tax provision	1,153	4,738
Acceleration of preferred stock discount accretion	918	1,485
Tax benefit related to employee stock transactions	61	3,733
Change in assets and liabilities:
Cash and securities segregated under federal regulations	(4,934)	54,252
Securities purchased under agreements to resell	15,000	47,094
Receivable from brokers, dealers and clearing organizations	(78,034)	(89,594)
Receivable from customers	5,906	3,844
United States Government obligations	395,840	5,491
Securities owned, Corporate equities	(115,254)	(41,878)
Securities owned, Exchange-traded funds	(212,083)	—
Securities owned, Options and other	1,894	(6,847)
Commissions receivable	(457)	(392)
Other assets	1,577	(5,536)
Payable to brokers and dealers	16,250	(19,539)
Payable to customers	(7,949)	(29,505)
Securities sold, but not yet purchased, Corporate equities	181,151	67,401
Securities sold, but not yet purchased, Exchange-traded funds	136,880	—
Securities sold, but not yet purchased, Options	(8,715)	6,073
Accrued compensation	(15,289)	(264)
Accounts payable and other accrued expenses	(1,030)	(18,573)
Income taxes payable	(2,041)	(16,004)

Net cash provided by operating activities	337,531	17,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	(641)	(1,779)
Payments for exchange memberships	(13)	—

Net cash used in investing activities	(654)	(1,779)

	Six Months Ended

	June 30, 2003	June 30, 2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	216	4,196
Payment of common stock dividends	(9,523)	—
Payment of preferred stock dividends	(2,745)	(4,300)
Payment for preferred stock buyback	(24,650)	(28,164)

Net cash used in financing activities	(36,702)	(28,268)

Increase/(Decrease) in cash and cash equivalents	300,175	(12,124)
CASH AND CASH EQUIVALENTS, beginning of the period	77,033	52,043

CASH AND CASH EQUIVALENTS, end of the period	$377,208	$39,919

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest	$21,555	$22,485
Income taxes	16,193	48,960
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Net increase in additional paid-in capital related to stock based awards	2,016	5,811

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

     The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company (“LaBranche”), LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV” and collectively with the Holding Company, LaBranche, LFSI, LSP and LABDR, the “Company”). The Holding Company is the sole member of LaBranche and LSP, the 100% stockholder of LFSI and LABDR, and the sole owner of BV. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (the “NYSE”) and in equity securities on the American Stock Exchange (the “AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer and operates as a specialist in options, Exchange Traded Funds (“ETFs”) and futures on the AMEX and the New York Board of Trade (“NYBOT”) and acts as a market-marker in ETFs on several exchanges. LABDR was recently incorporated to provide disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche in European markets and provides client services to LaBranche’s European listed companies.

2.     INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

     The unaudited interim condensed consolidated financial information as of June 30, 2003 and for the six months ended June 30, 2003 and 2002 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This interim condensed consolidated financial information as of June 30, 2003 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 20, 2003. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.     GOODWILL AND OTHER INTANGIBLE ASSETS

     With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, which was issued by the Financial Accounting Standards Board (“FASB”), the acquired trade name and goodwill are no longer amortized. The acquired specialist stock lists, however, will continue to be amortized over their respective lives. The Company tests the acquired trade name, goodwill and specialist stock lists for impairment at least annually or when events and circumstances indicate impairment testing may be necessary by applying a fair-value based test in accordance with SFAS No. 142 and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” It is possible that in the future, after periodic testing, the Company may incur impairment charges related to the carrying value of acquired goodwill and intangible assets recorded in its financial statements.

     The gross carrying amount, accumulated amortization and net carrying amount of the Company’s acquired specialist stock lists are set forth below (000’s omitted):

	As of June 30, 2003	As of December 31, 2002

Gross carrying amount	$406,190	$406,190
Accumulated amortization	(29,422)	(24,234)

Net carrying amount	$376,768	$381,956

     Amortization expense associated with the Company’s acquired specialist stock lists was $2.6 million and $5.2 million for each of the three-month and six-month periods ended June 30, 2003 and 2002, respectively. Estimated amortization expense for the existing specialist stock lists is $10.4 million for each of the fiscal years ending December 31, 2004 through December 31, 2008.

4.     INCOME TAXES

     The Company accounts for taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to stock-based compensation, other compensation accruals, amortization periods of certain intangibles and differences between the financial and tax bases of assets acquired. The Company’s effective tax rate differs from the combined federal, state and local statutory rates primarily due to its non-deductible amortization of intangible assets and the non-deductible expense recorded due to the acceleration of the discount accretion as a result of the repurchase of the Company’s Series A preferred stock in 2002 and 2003.

     The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Current federal, state and local taxes	$10,813	$13,708	$14,909	$34,409
Deferred tax (benefit)/provision	(497)	(425)	1,153	4,738

Total provision for income taxes	$10,316	$13,283	$16,062	$39,147

5.     CAPITAL AND NET LIQUID ASSET REQUIREMENTS

     LaBranche, as a specialist and member of the NYSE and AMEX, is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE, AMEX and the SEC. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

     As of June 30, 2003 and December 31, 2002, LaBranche’s net capital, as defined under SEC Rule 15c3-1, was $473.9 million and $472.0 million, respectively, which exceeded the minimum requirements by $471.9 million and $467.4 million, respectively. LaBranche’s aggregate indebtedness to net capital ratio on those dates was .06 to 1 and .15 to 1, respectively.

     The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

     As of June 30, 2003 and December 31, 2002, LaBranche’s NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $483.0 million and $465.2 million, respectively.

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

     As a registered broker-dealer and NYSE member firm, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital for LFSI is equal to the greater of $1.5 million or 2% of aggregate debit items, as defined. As of June 30, 2003 and December 31, 2002, LFSI’s net capital, as defined under SEC Rule 15c3-1, was $16.5 million and $19.4 million, respectively, which exceeded the minimum requirements by $15.0 million and $17.9 million, respectively.

     As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2003 and December 31, 2002, LSP’s net capital, as defined under SEC Rule 15c3-1, was $18.1 million and $6.9 million, respectively, which exceeded minimum requirements by $18.0 million and $6.8 million, respectively.

6. RECENT TRANSACTION

     On April 22, 2003, LSP formed an options specialist joint account on the AMEX (the “Joint Account”) with Botta Capital Management, LLC (“Botta”). LSP contributed $1.5 million of capital for the operations of the Joint Account and manages the Joint Account’s business on the trading floor of the AMEX. Botta contributed its right to act as specialist in certain AMEX option listings. Net profits of the Joint Account, on an annual basis, generated from specialist activities in the Joint Account’s AMEX listed options are shared by LSP and Botta at a ratio of 66% and 34%, respectively. However, LSP is required to bear 100% of any net losses incurred on an annual basis. After the fourth anniversary of the formation of the Joint Account, Botta will no longer have any interest in the Joint Account or the AMEX option listings it contributed to the Joint Account.

     The results of the Joint Account have been included in the Company’s condensed consolidated financial statements since April 22, 2003, in accordance with FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” Botta’s share of the net income and net assets of the Joint Account are classified as minority interest on the condensed consolidated statements of operations and financial condition, respectively.

7. DERIVATIVE FINANCIAL INSTRUMENTS

     LSP uses derivative financial instruments, including exchange-traded options, ETFs and domestic and foreign futures contracts, for trading purposes and to financially hedge other positions or transactions as part of its specialist and market-making business and overall risk management process. These financial instruments subject LSP to varying degrees of market, credit and foreign exchange risk. LSP records its derivative trading activities at market value, with corresponding gains or losses recorded in net gain on principal transactions. Any gains or losses from foreign currency transactions are recorded in other income. In order to minimize risk, management continually monitors positions, profit and loss, volatility and other standard risk measures on a real-time basis and communicates its risk tolerance to LSP’s traders.

     The following table indicates the fair value of LSP’s ETFs, exchange-traded options and futures contracts:

	As of June 30,		As of December 31,
	2003		2002

(000's omitted)	Assets	Liabilities	Assets	Liabilities

ETFs	$233,538	$141,239	$21,455	$4,359
Exchange-traded options	59,585	54,981	61,478	63,695
Futures contracts	2,469	1,774	97	41

8. EARNINGS PER SHARE

     Earnings per share (“EPS”) are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

     The computations of basic and diluted EPS are set forth below (000’s omitted, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$11,590	$14,941	$17,117	$42,593
Less preferred dividends and accretion	942	1,741	2,109	3,817

Numerator for basic and diluted earnings per share – net income available to common stockholders	$10,648	$13,200	$15,008	$38,776
Denominator for basic earnings per share – weighted-average number of common shares	59,525	58,859	59,510	58,782
Dilutive Shares
Stock options	432	684	475	761
Restricted stock	—	32	—	36
Restricted stock units	299	416	299	416

Denominator for diluted earnings per share – weighted-average number of common shares	60,256	59,991	60,284	59,995
Basic earnings per share	$0.18	$0.22	$0.25	$0.66
Diluted earnings per share	$0.18	$0.22	$0.25	$0.65

     The exercise prices for options to purchase an aggregate of 1,807,500 and 1,732,500 shares of common stock exceeded the average market price of the Company’s common stock for the three and six months ended June 30, 2003 and 2002, respectively. Accordingly the calculation of diluted earnings per share does not include the antidilutive effect of these options for the three and six months ended June 30, 2003 and 2002.

9. EMPLOYEE INCENTIVE PLANS

     During March 2003, the board of directors of the Company approved, subject to the subsequent approval of the Company’s shareholders, the adoption of the Senior Executive Bonus Plan, effective as of January 1, 2003. The purpose of the Senior Executive Bonus Plan is to provide for the payment to the Company’s Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. The adoption of the Senior Executive Bonus Plan was approved by a majority of the stockholders of the Company at its annual meeting of stockholders on May 20, 2003.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 provides two additional methods, the modified prospective and the retroactive restatement methods, for an entity that voluntarily changes to the fair-value based method of accounting for stock-based employee compensation, in addition to the prospective method required by SFAS No. 123. Prior to January 1, 2003, the Company elected to account for stock based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25. Pursuant to APB No. 25, the Company did not recognize any compensation expense since, on the date of grant, the Company’s stock options had no intrinsic value. On January 1, 2003, the Company adopted the prospective method provided by SFAS No. 148 to account for stock-based employee compensation. Accordingly, the Company expenses the fair value, as of the date of grant, of stock options issued to employees on or after January 1, 2003 over the related service periods. The Company has not issued any stock options since January 1, 2003.

     If the Company had recognized compensation expense for options granted prior to January 1, 2003 under the fair-value based method of SFAS No. 123, its net income would have decreased by approximately $1.8 million and $1.9 million for the three months ended June 30, 2003 and 2002, respectively, and approximately $3.6 million for each of the six-month periods ended June 30, 2003 and 2002, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(000's omitted, except per share data)	2003	2002	2003	2002

Net income available to common stockholders, as reported	$10,648	$13,200	$15,008	$38,776
Add: Stock-based compensation expense included in reported net income (net of tax effect)	510	(235)	928	838
Less: Stock-based compensation expense under SFAS 123 (net of tax effect)	(2,303)	(1,693)	(4,514)	(4,436)

Pro forma net income available to common stockholders	8,855	11,272	11,422	35,178
Diluted EPS, as reported	0.18	0.22	0.25	0.65
Pro forma diluted EPS	0.15	0.19	0.19	0.59

     The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential effect stock-based compensation would have on net income in future periods.

10. BUSINESS SEGMENTS

     Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Currently, the Company views its business under two separate segments: the Specialist segment and the Execution and Clearing segment. The Company’s business segments are based upon the nature of the financial services provided, their revenue sources and the Company’s management organization.

     The Company’s Specialist segment operates as a specialist in equities and rights on the NYSE and in equities, options, ETFs and futures on the AMEX and the NYBOT and provides support services for the specialist activities. In addition, this segment acts as a market marker in ETFs on several exchanges. The Specialist segment currently includes the operations of LaBranche, LSP, LABDR and BV.

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

     Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, such as certain employee compensation and company-wide professional fees, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Certain revenues, administrative expenses and corporate overhead expenses are not specifically allocated by management when reviewing the Company’s segments’ performance, and appear in the Other section. Selected financial information for each segment is set forth below (000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Specialist Segment:
Revenues	$74,598	$87,805	$139,373	$192,616
Operating expenses	33,394	40,163	66,704	78,492
Depreciation and amortization expense	2,920	3,082	5,879	6,142

Income before minority interest and taxes	38,284	44,560	66,790	107,982

Segment Assets	2,012,461	1,854,879	2,012,461	1,854,879

Execution and Clearing Segment:
Revenues	$12,907	$10,219	$24,401	$18,969
Operating expenses	15,307	12,338	29,888	24,533
Depreciation and amortization expense	343	273	689	539

Loss before minority interest and taxes	(2,743)	(2,392)	(6,176)	(6,103)

Segment Assets	76,474	123,977	76,474	123,977

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Other: (1)
Revenues	$(1)	$84	$364	$9,203
Operating expenses	13,491	14,024	27,651	29,334
Depreciation and amortization expense	16	4	21	8

Loss before minority interest and taxes	(13,508)	(13,944)	(27,308)	(20,139)

Segment Assets	99,667	38,302	99,667	38,302

Total:
Revenues	$87,504	$98,108	$164,138	$220,788
Operating expenses	62,192	66,525	124,243	132,359
Depreciation and amortization expense	3,279	3,359	6,589	6,689

Income before minority interest and taxes	22,033	28,224	33,306	81,740

Assets	2,188,602	2,017,158	2,188,602	2,017,158

(1)	Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily income from non-marketable investments as well as interest income), and elimination entries.

11. STOCKHOLDERS’ EQUITY

     On January 16, 2003, the board of directors declared an $0.08 per share cash dividend payable on February 14, 2003 to holders of record of the Company’s common stock on January 31, 2003. This dividend was paid on February 14, 2003.

     On April 14, 2003, the board of directors declared an $0.08 per share cash dividend payable on May 14, 2003 to holders of record of the Company’s common stock on April 30, 2003. This dividend was paid on May 14, 2003.

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

12. COMMITMENTS AND CONTINGENCIES

     The Company and, in particular, certain of the business operations conducted by LFSI’s predecessor in interest, ROBB PECK McCOOEY Clearing Corporation, have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution, in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations.

     On April 22, 2003, the NYSE announced that it was reviewing the trading practices of several specialist firms, including the Company’s subsidiary specialist firm, LaBranche. The investigation presently focuses on the trading requirement that NYSE specialist firms not intervene in a natural match between a buyer and a seller.

     In connection with this investigation, the NYSE’s Division of Enforcement recently served LaBranche with a so-called “Charge Memorandum” as a result of LaBranche’s refusal to furnish the NYSE’s Division of Enforcement with copies of all personal e-mail messages sent or received by certain of its specialists and other employees since January 2002. LaBranche personnel have given a number of on-the-record interviews to the NYSE, and LaBranche has produced numerous documents, including many thousands of e-mail messages, but has not produced personal e-mail messages in order to protect its employees’ privacy rights and because it does not believe that such messages have any bearing on any of LaBranche’s business activities or are at all relevant to the pending NYSE investigation. LaBranche has sought to comply with the NYSE’s Division of Enforcement inquiry by offering to furnish copies of the disputed e-mail messages to an independent third party for a determination of whether they are relevant to the ongoing investigation, but the NYSE’s Division of Enforcement has refused this offer. The Company believes that it is fully cooperating with this ongoing investigation, but it intends to contest vigorously the NYSE’s Division of Enforcement efforts to obtain copies of its specialists’ and other employees’ non-business e-mail messages. Toward this end, LaBranche filed with the NYSE on August 12, 2003 a formal answer to the Charge Memorandum, in which it denied the NYSE’s Division of Enforcement charge that it has failed to cooperate with the NYSE’s investigation.

     While the Company believes that LaBranche has operated in accordance with all applicable requirements, the investigation is ongoing and there can be no assurance as to the outcome of the investigation or its effects, if any, on the Company’s financial condition.

13. SUBSEQUENT EVENT

     On July 17, 2003, the board of directors declared an $0.08 per share cash dividend payable on August 14, 2003 to holders of record of the Company’s common stock on July 31, 2003. The payment of future dividends is within the discretion of the board of directors and will depend on the Company’s future earnings, capital requirements, applicable regulatory restrictions, financial condition and other relevant factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

     This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

General

     We currently view our business as operating principally in two separate segments: the specialist segment and the execution and clearing segment. Our specialist segment operates as a specialist in equities and rights on the New York Stock Exchange (the “NYSE”) and in equities, options, Exchange Traded Funds (“ETFs”) and futures on the American Stock Exchange (the “AMEX”) and the New York Board of Trade (“NYBOT”), a market-maker in ETFs on several exchanges, and provides support services for our specialist activities. Our execution and clearing segment provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. Our execution and clearing segment also provides direct access floor brokerage services to institutional customers. Certain revenues and administrative and corporate overhead expenses, which consist primarily of interest on our public debt, are not specifically related to our two principal segments, and thus are treated as “other” revenues and expenses. Our specialist segment currently includes the operations of our LaBranche & Co. LLC, LaBranche Structured Products, LLC (“LSP”), LABDR Services, Inc. (“LABDR”), and LaBranche & Co. B.V. (“BV”) subsidiaries. Our execution and clearing segment currently includes the operations of our LaBranche Financial Services, Inc. (“LFSI”) subsidiary.

Recent Developments

     In January 2003, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year beginning after June 15, 2003. The implementation of FIN 46 has not had a material impact on our financial statements.

     In May 2003, the FASB issued Statement of Financial Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the interim period beginning after June 15, 2003. We have not entered into or modified any financial instruments with characteristics of both liabilities and equity as defined under SFAS No. 150 since May 31, 2003. The implementation of SAFS No. 150 has not had a material impact on our financial statements.

Critical Accounting Policies

     All of our principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions are recorded on a settlement date basis and the related revenues and expenses are recorded on a trade date basis. Corporate equities, ETFs, options and other securities owned, and securities sold, but not yet purchased, are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions. United States Government obligations, together with related interest receivable as reported in other assets, are reflected at market value, with interest income included in other income. The market value for equity securities for which we act as specialist on both the AMEX and NYSE is based on the closing price posted by the exchange on which they are traded. The market value for ETFs and futures contracts is also based on the closing price posted on the exchanges on which they are traded. The market value of our exchange-traded options is based on the national best bid/offer as determined by our options clearing agent.

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

     Since the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, acquired trade name and goodwill are no longer amortized. Our acquired specialist stock lists, however, continue to be amortized over their respective lives. We test goodwill for impairment at least annually or when events and circumstances indicate impairment testing may be necessary by applying a fair-value based test in accordance with SFAS No. 142 and No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The fair value test involves a comparison of the fair value of the reporting unit to the carrying value of the reporting unit. The fair value of the reporting unit is determined using both its market capitalization, when applicable, and the present value of its estimated future cash flows based on certain management assumptions. If the carrying amount of the reporting unit exceeds its estimated fair value, we will determine if impairment is necessary through additional testing. Additionally, we test our specialist stock lists and trade name intangible assets whenever events or circumstances indicate that their carrying amount may not be recoverable. If the carrying value of the specialist stock lists and trade name exceeds their fair value, an impairment loss would be recognized for the excess of carrying value over fair value. It is possible that in the future, as a result of periodic testing, we may incur impairment charges related to the carrying value of goodwill and intangible assets recorded in our financial statements.

Results of Operations

Specialist Segment Operating Results

					Three	Six
	For the Three		For the Six		Months	Months
	Months Ended		Months Ended		2003 vs 2002	2003 vs 2002
	June 30,		June 30,		Percentage	Percentage
(000's omitted)	2003	2002	2003	2002	Change	Change

Revenues:
Net gain on principal transactions	$60,103	$72,731	$111,906	$161,855	(17.4)%	(30.9)%
Commissions	12,358	13,004	23,631	26,197	(5.0)	(9.8)
Other	2,137	2,070	3,836	4,564	3.2	(16.0)

Total segment revenues	74,598	87,805	139,373	192,616	(15.0)	(27.6)
Operating expenses	36,314	43,245	72,583	84,634	(16.0)	(14.2)

Income before minority interest and taxes	$38,284	$44,560	$66,790	$107,982	(14.1)	(38.1)

     Revenues from our specialist segment consist primarily of net gain earned from principal transactions in securities for which we act as specialist. Net gain on principal transactions represents trading gains net of trading losses and Securities and Exchange Commission (“SEC”) transaction fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures. Also included in net gain on principal transactions are accrued dividends receivable or payable on our stock positions, net gains and losses resulting from our market-making activities in ETFs, the trading of futures used to hedge our ETF positions, and the trading of equities underlying the rights, ETFs and options for which we act as specialist. These revenues are primarily affected by changes in share volume traded and fluctuations in price of our stocks, options, ETFs and futures, in which we are the specialist or in which we make a market.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Net gain on principal transactions decreased as a result of a decrease in the dollar value and share volume of principal shares traded during the second quarter of 2003 as compared to the same period in 2002. During the second quarter of 2003, the aggregate dollar value of principal trades decreased 26.0% to $187.9 billion from $253.9 billion for the same period in 2002, and the aggregate share volume of principal trades decreased 16.9% to 7.4 billion shares during the second quarter of 2003 from 8.9 billion shares for the same period in 2002. Of the total $60.1 million and $72.7 million of net gain on principal transactions during the second quarter of 2003 and 2002, respectively, $5.2 million and ($0.7) million, respectively, were from our derivative trading activities.

     Commissions revenue earned by our specialist segment decreased, despite an increase in the share volume executed by us as agent, due to the competitive price pressures within the marketplace and our billing structure, which is designed to provide our customers with the lowest possible execution price. The total share volume executed by us as agent in our specialist stocks increased 15.0% to 2.3 billion shares for the three months ended June 30, 2003, from 2.0 billion shares for the same period in 2002.

     Other revenue earned by our specialist segment increased slightly as a result of additional interest income related to stock-borrow transactions from our expanded LSP operations and an increase in earnings from our hedge fund investment. This increase was partially offset by a decline in interest income at LaBranche & Co. LLC due to significantly lower interest rates for our short-term treasury investments and stock-borrow transactions.

     Operating expenses for our specialist segment decreased primarily due to a reduction in employee compensation and related benefits expense, interest expense and lease of exchange membership expense. These decreases were partially offset by an increase in exchange, clearing and brokerage fees expense. For a further discussion of operating expenses, see “Operating Expenses” below.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Net gain on principal transactions decreased as a result of the unfavorable market conditions resulting from global economic and geopolitical uncertainties during the first quarter of 2003 as compared to the same period in 2002. The decrease in the dollar value and share volume of principal trades throughout the first six months of 2003 also contributed to this decline. The aggregate dollar value of principal trades decreased 26.2% to $379.7 billion for the six months ended June 30, 2003 from $514.4 billion for the same period in 2002, and the aggregate share volume of principal trades decreased 15.3% to 15.0 billion shares for the six months ended June 30, 2003, from 17.7 billion shares for the same period in 2002. Of the total $111.9 million and $161.9 million of net gain on principal transactions, during the first six months of 2003 and 2002, respectively, $7.0 million and ($0.4) million, respectively, were from our derivative trading activities.

     Commissions revenue earned by our specialist segment decreased, despite an increase in the share volume executed by us as agent, as a result of our billing structure, which is designed to provide our customers with the lowest possible execution price. The total share volume executed by us as agent in our specialist stocks increased 10.0% to 4.4 billion shares for the six months ended June 30, 2003, from 4.0 billion shares for the same period in 2002.

     Other revenue earned by our specialist segment decreased primarily due to a decline in interest income as a result of significantly lower interest rates for our short-term treasury investments and stock-borrow transactions. The decrease in other revenue was partially offset by an increase in proprietary trading revenues, as well as an increase in interest income related to stock-borrow transactions at our LSP subsidiary due to expanded trading activities.

     Operating expenses for our specialist segment decreased primarily due to a reduction in employee compensation and related benefits expense, interest expense and lease of exchange membership expense. These decreases were partially offset by an increase in exchange, clearing and brokerage fees expense. For a further discussion of operating expenses, see “Operating Expenses” below.

Execution and Clearing Segment Operating Results

					Three Months	Six Months
	For the Three Months		For the Six Months		2003 vs 2002	2003 vs 2002
	Ended June 30,		Ended June 30,		Percentage	Percentage
(000’s omitted)	2003	2002	2003	2002	Change	Change

Revenues:
Commissions	$12,501	$9,416	$23,744	$17,196	32.8%	38.1%
Other	406	803	657	1,773	(49.4)	(62.9)

Total segment revenues	12,907	10,219	24,401	18,969	26.3	28.6
Operating expenses	15,650	12,611	30,577	25,072	24.1	22.0

Loss before minority interest and taxes	$(2,743)	$(2,392)	$(6,176)	$(6,103)	14.7	1.2

     Our execution and clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage services.

     Our execution and clearing segment’s other revenues consist of interest income, proprietary trading gains or losses and fees charged to customers for the use of our proprietary front-end order execution system.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Commissions revenue from our execution and clearing segment increased primarily due to the growth and expansion of our institutional execution services. This increase was partially offset by a decrease in commission income from clearance activities and retail execution services.

     Other revenue from our execution and clearing segment decreased primarily due to a decline in interest income as a result of significantly lower interest rates for our short-term investments and reduced margin balances, as well as a decline in proprietary trading revenues. This decrease was also due to a decline in fees received from customers using our proprietary front-end order execution system.

     The increase in operating expenses for our execution and clearing segment was primarily due to an increase in employee compensation and related benefits expense and other expenses. For a further discussion of operating expenses, see “Operating Expenses” below.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Commissions revenue from our execution and clearing segment increased primarily due to the growth and expansion of our institutional execution services. This increase was partially offset by a reduction in commission income from clearance activities.

     Other revenue from our execution and clearing segment decreased primarily due to a decline in interest income as a result of significantly lower interest rates for our short-term investments and reduced margin balances, as well as a decline in proprietary trading revenues. This decrease was also due to a decline in fees received from customers using our proprietary front-end order execution system.

     The increase in operating expenses for our execution and clearing segment was primarily due to an increase in employee compensation and related benefits expense, exchange, clearing and brokerage fees and other expenses. For a further discussion of operating expenses, see “Operating Expenses” below.

Other Operating Results

					Three Months	Six Months
	For the Three Months		For the Six Months		2003 vs 2002	2003 vs 2002
	Ended June 30,		Ended June 30,		Percentage	Percentage
(000’s omitted)	2003	2002	2003	2002	Change	Change

Other Revenues	$(1)	$84	$364	$9,203	(101.2)%	(96.0)%

Total segment revenues	(1)	84	364	9,203	(101.2)	(96.0)
Operating expenses	13,507	14,028	27,672	29,342	(3.7)	(5.7)

Loss before minority interest and taxes	$(13,508)	$(13,944)	$(27,308)	$(20,139)	(3.1)	35.6

     The portion of our revenues that is not generated from our two principal business segments consists primarily of appreciation or depreciation of our non-marketable investments and interest income.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Other revenue decreased due to a decline in interest income as a result of significantly lower interest rates for our short to medium term investments.

     Operating expenses decreased primarily due to a decline in interest expense. For a further discussion of operating expenses see, “Operating Expenses” below.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Other revenue decreased due to an approximately $8.7 million appreciation in the value of our non-marketable investments during the first quarter of 2002. Other revenues also decreased due to a decline in interest income as a result of significantly lower interest rates for our short to medium term investments.

     Operating expenses decreased primarily due to a decline in interest expense as well as a reduction in charges related to the repurchases of our Series A preferred stock. For a further discussion of operating expenses see, “Operating Expenses” below.

Operating Expenses

	For the Three		For the Six		Three Months	Six Months
	Months Ended		Months Ended		2003 vs 2002	2003 vs 2002
	June 30,		June 30,		Percentage	Percentage
(000's omitted)	2003	2002	2003	2002	Change	Change

Expenses:
Employee compensation and related benefits	$25,096	$31,080	$50,915	$62,153	(19.3)%	(18.1)%
Interest	12,207	12,848	23,928	25,684	(5.0)	(6.8)
Exchange, clearing and brokerage fees	10,936	9,203	21,598	16,980	18.8	27.2
Other operating expenses	17,232	16,753	34,391	34,231	2.9	0.5

Total expenses before minority interest and taxes	65,471	69,884	130,832	139,048	(6.3)	(5.9)
Provision for income taxes	$10,316	$13,283	$16,062	$39,147	(22.3)	(59.0)

     Our largest operating expense is employee compensation and related benefits. Our specialist segment’s employee compensation and related benefits expense consists of salaries, wages and profitability-based compensation paid to our floor traders and related support staff. The employee compensation and related benefits expense related to our execution and clearing segment consists of salaries, wages and profitability-based compensation paid to our execution and clearing professionals, as well as compensation based on commissions earned by various trading professionals. Profitability-based compensation may include cash awards and stock-based compensation paid or granted to managing directors, trading professionals and other employees based on our profitability.

     Interest expense is primarily generated from the indebtedness not allocated to either of our two principal segments. This indebtedness was incurred in connection with our reorganization from partnership to corporate form in 1999, our subsequent acquisitions and the issuance of promissory notes in exchange for our preferred stock. The interest expense at our specialist segment is primarily the result of subordinated indebtedness that has been approved by the NYSE for inclusion in our net capital as well as margin interest expense related to our derivative specialist and market-making business. Customer’s free credit balances and bank loans generate interest expense at our execution and clearing segment.

     Exchange, clearing and brokerage fees expense at our specialist segment consists primarily of fees paid by us to the NYSE, AMEX, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, an allocation fee requiring specialist firms to share the cost of newly allocated listings, technology fees, a flat annual fee and execution and clearing fees. Our execution and clearing segment’s exchange, clearing and brokerage fees expense consists of commissions paid to third parties for introduction of customers, use of certain proprietary information and third party execution fees.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Employee compensation and related benefits expense decreased as a result of a reduction in profitability-based compensation accruals and other employee benefit accruals. The decrease was partially offset by an increase in employee salaries due to the hiring of additional trading and support personnel for LSP’s trading activities and for LFSI’s institutional execution services group, which increased our average number of employees by approximately 29 individuals for the three months ended June 30, 2003, as compared to the same period in 2002. Employee compensation and related benefits expense decreased to 28.7% of total revenues for the three months ended June 30, 2003, from 31.7% of total revenues for the same period in 2002.

     Interest expense decreased as the result of our repayment of $20.0 million senior subordinated notes during 2002, as well as the repayment of $33.1 million principal amount of subordinated indebtedness and promissory notes during the second half of 2002. This decrease was partially offset by an increase in margin interest charges as a result of the growth and expansion of derivative trading activities, as well as the interest expense related to the $8.0 million aggregate principal amount of notes issued by us in August 2002 in exchange for 8,000 shares of our Series A preferred stock. Interest expense increased to 14.0% of total revenues for the three months ended June 30, 2003, from 13.1% of total revenues for the same period in 2002.

     Exchange, clearing and brokerage fees expense increased primarily at our specialist segment due to the expansion of our derivative trading business, which led to an increase in commission expense, as well as a new NYSE technology fee that became effective as of January 1, 2003. Exchange, clearing and brokerage fees expense increased to 12.5% of total revenues for the three months ended June 30, 2003, from 9.4% of total revenues for the same period in 2002.

     Other operating expenses increased primarily due to an increase in communication expenses due to the growth and expansion of our exchange and clearing segment. This increase was partially offset by a decline in lease of exchange memberships expense, the result of a slight decrease in the number of NYSE seats leased during the three months ended June 30, 2003, as well as a reduction in average seat rental cost on the AMEX.

     Provision for income taxes decreased due to the decline in our income before provision for income taxes.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     Employee compensation and related benefits expense decreased as a result of a reduction in profitability-based compensation accruals and other employee benefit accruals. The decrease was partially offset by an increase in employee salaries due to the hiring of additional trading and support personnel for LSP’s trading activities and for LFSI’s institutional execution services group, which increased our average number of employees by approximately 35 individuals for the six months ended June 30, 2003, as compared to the same period in 2002. Employee compensation and related benefits expense increased to 31.0% of total revenues for the six months ended June 30, 2003, from 28.2% of total revenues for the same period in 2002.

     Interest expense decreased as the result of our repayment of $20.0 million senior subordinated notes during 2002, as well as the repayment of $34.8 million principal amount of subordinated indebtedness and promissory notes. This decrease was partially offset by an increase in margin interest charges as a result of the growth and expansion of our derivative trading activities, as well as the interest expense related to the $8.0 million aggregate principal amount of notes issued by us in August 2002 in exchange for 8,000 shares of our Series A preferred stock. Interest expense increased to 14.6% of total revenues for the six months ended June 30, 2003, from 11.6% of total revenues for the same period in 2002.

     Exchange, clearing and brokerage fees expense increased at our specialist segment due to the expansion of our derivative trading business, which led to an increase in commission expense, a new NYSE technology fee that became effective as of January 1, 2003, as well as an increase in NYSE allocation fees. This increase was also due to the growth and expansion of our execution and clearing segment. Exchange, clearing and brokerage fees expense increased to 13.2% of total revenues for the six months ended June 30, 2003, from 7.7% of total revenues for the same period in 2002.

     Other operating expenses increased primarily due to an increase in communication and directed brokerage arrangement expenses due to the growth and expansion of our exchange and clearing segment. This increase was partially offset by a decline in legal and professional fees, as well as lease of exchange memberships expense, which was the result of a slight decrease in the number of NYSE seats leased during the six months ended June 30, 2003, as well as a reduction in average seat rental cost on the AMEX.

     Provision for income taxes decreased due to the decline in our income before provision for income taxes.

Liquidity

     As of June 30, 2003, we had $2,188.6 million in assets, of which $409.2 million consisted of cash and short-term investments primarily in United States Government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. As of June 30, 2003 cash and cash equivalents increased as a result of investing cash in United States Government obligations with maturities within three months, which are classified as cash and cash equivalents.

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

     In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”), we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. During the first quarter of 2003, we paid $3.6 million in deferred compensation plan benefits. If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in one lump sum. The amounts payable under this deferred compensation plan may be reduced to satisfy certain indemnification obligations of the plan participants to us under the agreements governing our acquisition of RPM.

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

     On January 6, 2003, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 4, 2003, the offer expired, and on February 6, 2003, we purchased all of the approximately 24,650 shares that had been tendered for approximately $24.8 million, including accrued but unpaid dividends. As a result of the purchase, we recorded an expense due to the acceleration of the discount accretion on the shares purchased of approximately $0.9 million, which was included in other expenses. As of June 30, 2003, approximately 39,186 shares of our Series A preferred stock were outstanding. Of these remaining shares, 9,760 shares are held in escrow in order to satisfy the potential indemnification obligations of the former RPM stockholders to us under the agreements governing our acquisition of RPM.

     On January 16, 2003, our board of directors declared an $0.08 per share cash dividend payable on February 14, 2003 to holders of record of our common stock on January 31, 2003. This dividend was paid on February 14, 2003. On April 14, 2003, our board of directors declared an $0.08 per share cash dividend payable on May 14, 2003 to holders of record of our common stock on April 30, 2003. This dividend was paid on May 14, 2003. On July 17, 2003, our board of directors declared an $0.08 per share cash dividend payable on August 14, 2003 to holders of record of our common stock on July 31, 2003. The payment of future dividends is within the discretion of our board of directors and will depend on our future earnings, capital requirements, applicable regulatory restrictions, financial condition and other relevant factors.

     As of June 30, 2003, the subordinated indebtedness of LaBranche & Co. LLC aggregated $28.3 million (excluding subordinated liabilities related to contributed exchange memberships) and consisted of senior subordinated notes, junior subordinated notes and a secured demand note obligation. These notes mature on various dates between February 2004 and June 2008, and bear interest at annual rates ranging from 7.69% to 11.0%. In July 2003, LaBranche & Co. LLC prepaid, without penalty, the secured demand note in the principal amount of $8.0 million, plus accrued interest. The note had an annual interest rate of 11.0% on the cash collateral and 4.0% on the non-cash collateral securing the note. The junior subordinated notes have automatic rollover provisions, which extend the maturities for an additional year, unless the lender provides at least seven months advance notice prior to maturity. LaBranche & Co. LLC is also entitled to prepay the junior subordinated notes without penalty under the terms of the agreements relating thereto.

     As of June 30, 2003, $10.0 million of our outstanding indebtedness consisted of one note of $2.0 million, which matures in June 2004 and bears interest at an annual rate of 8.0%. The remaining notes in the aggregate principal amount of $8.0 million mature in August 2007 and bear interest at annual rates ranging from 9.0% to 10.0%.

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

     The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to our Excess Cash Flow at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his or her pro rata share based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. Excess Cash Flow is defined for this purpose as 40.0% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. On May 13, 2003, we offered to purchase approximately $30.5 million aggregate principal amount of Senior Subordinated Notes based on our Excess Cash Flow for the year ended December 31, 2002. This offer expired on June 11, 2003 without the tender of any Senior Subordinated Notes.

     As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of June 30, 2003, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $473.9 million, which exceeded the minimum requirements by $471.9 million.

     The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of June 30, 2003, LaBranche & Co. LLC’s NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $483.0 million.

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

     As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of June 30, 2003 was equal to the greater of $1.5 million or 2.0% of aggregate debit items as defined. As of June 30, 2003, LFSI’s net capital, as defined under SEC Rule 15c3-1, was $16.5 million and exceeded minimum net capital requirements by $15.0 million.

     As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2003, LSP’s net capital, as defined under SEC Rule 15c3-1, was $18.1 million, which exceeded minimum net capital requirements by $18.0 million.

     Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where appropriate, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE and/or AMEX.

     We currently anticipate that our available cash resources and credit facilities will be sufficient to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

     Our $100.0 million Senior Notes and our $250.0 million Senior Subordinated Notes were both sold to public investors on their respective issuance dates. The following table sets forth the credit ratings on both of these issues as of June 30, 2003:

	Moody's Investors Services	Standard & Poor’s

Senior Notes	Baa3	BB+
Senior Subordinated Notes	Ba1	BB-

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

     Floor Team Captains. We have 24 floor team captains who monitor the activities of LaBranche & Co. LLC’s specialists throughout the trading day from various positions at LaBranche & Co. LLC’s trading posts. The captains observe trades and constantly review trading positions on a real-time basis through our information systems. In addition, the captains are readily available to assist LaBranche & Co. LLC’s specialists in determining when to deviate from our policies and guidelines to react to any unusual situations or market conditions. The captains must report these unusual situations to management, including any deviations from our policies and guidelines. Captains meet with each specialist at least once a week to evaluate the specialist’s adherence to our risk management policies and guidelines. Captains also meet among themselves at least twice weekly to review risk policies and guidelines and, if appropriate, make new recommendations to the floor management committee.

     Specialists. LaBranche & Co. LLC’s specialists conduct auctions based on the conditions of the marketplace. In doing so, specialists observe our risk management policies and guidelines notwithstanding their responsibility to create a fair and orderly market. Specialists must immediately notify a captain of any unusual situations or market conditions requiring a deviation from our policies and guidelines.

     Our equity specialist operations on the AMEX are conducted by five equity specialists. We have one floor captain on the AMEX, who monitors the trading activities of the AMEX equity specialists by observing trades and reviewing positions on a real time basis. In addition, we have an off-floor manager that monitors the AMEX equity positions and gains and losses on a real-time basis. The floor captain and manager regularly communicate with management and seek to ensure that our AMEX equity specialists adhere to all risk management policies set by LaBranche & Co. LLC’s executive operating committee.

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

     Equity Market Risk

     As a specialist on the NYSE, a high concentration of LaBranche & Co. LLC’s trading revenue is generated from its ten and twenty-five most profitable specialist stocks. However, the percentage of LaBranche & Co. LLC’s specialist trading revenue generated from its ten most profitable specialist stocks has decreased from 28.1% to 20.4% and 25.2% to 20.1% of total principal trading revenue for the three and six months ended June 30, 2002 and 2003, respectively. The percentage of LaBranche & Co. LLC’s specialist trading revenue generated from its twenty-five most profitable specialist stocks has decreased from 48.5% to 38.0% and 45.4% to 38.3% of total principal trading revenue for the three and six months ended June 30, 2002 and 2003, respectively. LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes continuously.

     Our specialist activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked to market on a daily basis, any significant price movement in these securities could result in a reduction of our revenues and operating profits.

     We have developed a risk management process which is intended to balance our ability to profit from our specialist activities with our exposure to potential losses. We have invested substantial capital, along with the NYSE, in real-time, on-line systems which give management instant access to specific trading information at any time during the trading day, including our aggregate long and short positions, our capital and profit-and-loss information on an aggregate or per issue basis. Subject to the specialist’s obligation to maintain a fair and orderly market and to applicable regulatory requirements, we constantly seek to manage our trading positions relative to our principal trading revenues.

     Derivatives Market Risk

     As a specialist and market maker in options, ETFs and futures, LSP is responsible for creating a fair and orderly market, and trades securities as principal out of both obligation and inclination. As is true with LaBranche & Co. LLC’s equity trading, LSP’s options, ETFs, futures and foreign currency trading exposes it to certain risks, such as price fluctuations, foreign currency movements and changes in the liquidity of markets. In addition, these derivative instruments expose LSP to volatility, credit and foreign exchange risk, among other types of risks.

     In order to manage these risks, LSP has a risk management team. These individuals utilize a third party software application to monitor LSP’s positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to ensure that all LSP traders are within the parameters set by management. LSP’s traders use futures, the stocks underlying certain positions and foreign currencies in an attempt to hedge market and foreign currency risk. LSP’s aggregate risk is under constant evaluation by both the risk management team and traders, and all significant trading strategies and positions are discussed between both groups. LSP’s option, future and ETF trading is executed solely on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

     The following chart illustrates how the specified movements in the underlying securities prices of LSP’s entire portfolio would have impacted profits and losses from its trading activities:

(000's omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%

Portfolio as of:
March 31, 2003	$610	$396	$(5)	$194	$(44)
June 30, 2003	(930)	(47)	(7)	295	610

     The numbers in the above table are based on certain theoretical assumptions and thus do not fully represent the profit or loss exposure to changes in volatility, interest rates and dividends. The zero percent change column represents the loss LSP would experience on a daily basis if the market remained unchanged.

     Execution, Clearing and Operational Risk

     As a specialist on the NYSE and AMEX and a market maker for certain securities, LaBranche & Co. LLC and LSP are engaged in various securities trading and lending activities. In connection with their activities as specialists and market makers, LaBranche & Co. LLC and LSP assume positions in stocks, rights, options, ETFs, futures and foreign currencies. LaBranche & Co. LLC and LSP are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche & Co. LLC and LSP also are exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC and LSP may be required to purchase or sell financial instruments, which may result in a loss.

     LFSI’s execution and clearing services involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFSI to off-balance sheet risk in the event customers or other brokers are unable to fulfill their contractual obligations and it has to purchase or sell securities at a loss. For margin transactions, LFSI may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

     Before conducting business with a prospective customer, LFSI reviews the prospective customer’s experience in the securities industry, financial condition and personal background. For current customers, LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary. In addition, LFSI performs a background check on every customer.

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

     Our information systems send and receive data from the NYSE and AMEX through dedicated data feeds. The NYSE supplies us with specialist position reporting system terminals both on the trading floor and in our offices. These terminals allow us to monitor our NYSE trading profits and losses as well as our positions. For our AMEX equity operations, our in-house technology staff has developed applications to monitor our current positions and profits and losses. Our derivative trading operation utilizes a third-party software application to monitor its positions and profits and losses on a real-time basis.

     During 2002, we developed and implemented a business continuity plan which includes a comprehensive disaster recovery plan. We have a back-up disaster recovery center in New Jersey which has connectivity with our LaBranche & Co. LLC, LFSI and LSP subsidiaries. We are in the process of establishing a second back-up facility which will serve our LFSI and LSP subsidiaries in another New York state location and also will act as a secondary disaster recovery facility for our LaBranche & Co. LLC operations. We expect this second site to be fully operational by September 30, 2003.

     Regulatory Risk

     As registered broker-dealers, LaBranche & Co. LLC, LFSI and LSP are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. These subsidiaries are subject to SEC Rule 15c3-1, 15c3-3 and other requirements as adopted and administered by both the NYSE and AMEX.

     LFSI must comply with the rules and regulations related to the custody of customers’ assets issued under the Securities Exchange Act of 1934 and by the exchanges of which it is a member. In addition, the recently-enacted USA Patriot Act requires U.S. financial institutions, including banks, broker-dealers, futures commission merchants and investment companies, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. As a result of this legislation, in July 2002, LFSI hired a compliance professional to establish and monitor LFSI’s anti-money laundering practices.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the Securities and Exchange Commission’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     In connection with this investigation, the NYSE’s Division of Enforcement recently served our LaBranche & Co. LLC subsidiary with a so-called “Charge Memorandum” as a result of LaBranche & Co. LLC’s refusal to furnish the NYSE’s Division of Enforcement with copies of all personal e-mail messages sent or received by certain of its specialists and other employees since January 2002. LaBranche & Co. LLC personnel have given a number of on-the-record interviews to the NYSE, and LaBranche & Co. LLC has produced numerous documents, including many thousands of e-mail messages, but has not produced personal e-mail messages in order to protect its employees’ privacy rights and because it does not believe that such messages have any bearing on any of LaBranche & Co. LLC’s business activities or are at all relevant to the pending NYSE investigation. LaBranche & Co. LLC has sought to comply with the NYSE’s Division of Enforcement inquiry by offering to furnish copies of the disputed e-mail messages to an independent third party for a determination of whether they are relevant to the ongoing investigation, but the NYSE’s Division of Enforcement has refused this offer. We believe that we are fully cooperating with this ongoing investigation, but we intend to contest vigorously the NYSE’s Division of Enforcement efforts to obtain copies of its specialists’ and other employees’ non-business e-mail messages. Toward this end, LaBranche & Co. LLC filed with the NYSE on August 12, 2003 a formal answer to the Charge Memorandum, in which it denied the NYSE’s Division of Enforcement charge that it has failed to cooperate with the NYSE’s investigation.

     While we believe that LaBranche & Co. LLC has operated in accordance with all applicable requirements, the investigation is ongoing and there can be no assurance as to the outcome of the investigation or its effects, if any, on our financial condition.

     Believing that it is inappropriate for him to continue to serve as Vice Chairman and Director of the NYSE while the NYSE’s investigation of LaBranche & Co. LLC’s trading practices is ongoing and particularly in the aftermath of the issuance by the NYSE’s Division of Enforcement of the Charge Memorandum described above, Robert M. Murphy, the Chief Executive Officer of LaBranche & Co. LLC, resigned from his positions with the NYSE on August 7, 2003.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company’s Annual Meeting of Stockholders was held on May 20, 2003. The following proposals were adopted by the margins indicated:

1.	To elect three Class I directors, each of whom is to serve for a term of three years.

	Number of Shares

	For	Withheld Authority

Michael LaBranche	48,783,658	490,570
Alfred O. Hayward, Jr.	48,342,815	931,413
Robert M. Murphy	48,833,438	440,790

2.	To approve the Senior Executive Bonus Plan which provides for the payment to the Company’s Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended.

For	37,251,424
Against	4,730,871
Abstain	49,996

3.	To approve our appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2003.

For	49,017,049
Against	250,563
Abstain	6,616

Item 5. Other Information.

     We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. The Company’s quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including a decrease in trading volume on the NYSE or the AMEX, excessive volatility in the equity securities market and changes in the value of our securities positions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in the Company involves various risks, including those mentioned above and those that are detailed from time to time in our SEC filings.

     Certain statements contained in this report, including without limitation, statements containing the words “believe,” “intend,” “expect,” “anticipate” and words of similar import, also may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that any such forward-looking statements are not guarantees of future performance, and since such statements involve risks and uncertainties, the actual results and performance of the Company and the specialist industry may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company also disclaims any obligation to update its view of any such risks or uncertainties or to publicly announce the result of any revisions to the forward-looking statements made in this report.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

32.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

      (b)  Reports on Form 8-K.

(i) On April 3, 2003, we filed a Form 8-K, dated April 3, 2003, with respect to the announcement of our expected financial results for the first quarter of 2003.

(ii) On April 15, 2003, we filed a Form 8-K, dated April 15, 2003, with respect to our first quarter earnings announcement.

All other items of this report are inapplicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2003	LABRANCHE & CO INC.

	By:	/s/ Harvey S. Traison

	Name:	Harvey S. Traison
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.

32.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche’s Quarterly Report on Form 10-Q for the period ended June 30, 2003.