Form 10-Q
period 2003-09-30
LABRANCHE & CO INC
filed 2003-11-14
CIK 1089044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

The number of shares of the registrant’s common stock outstanding as of November 14, 2003 was 59,791,036.

PART I                          FINANCIAL INFORMATION

Item 1.                              Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000’s omitted except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$45,019	$93,829	$157,013	$255,684
Commissions	23,371	24,383	70,746	67,776
Other	2,514	53	7,283	15,593

Total revenues	70,904	118,265	235,042	339,053

EXPENSES:
Employee compensation and related benefits	25,324	36,085	76,239	98,238
Interest	12,113	12,554	36,041	38,238
Exchange, clearing and brokerage fees	9,260	11,105	30,858	28,085
Lease of exchange memberships	6,118	6,380	18,773	19,487
Depreciation and amortization of intangibles	3,128	3,366	9,717	10,055
Other	8,665	8,092	23,812	22,527
Total expenses	64,608	77,582	195,440	216,630

Income before minority interest and provision for income taxes	6,296	40,683	39,602	122,423

MINORITY INTEREST	167	—	294	—

Income before provision for income taxes	6,129	40,683	39,308	122,423

PROVISION FOR INCOME TAXES	2,917	19,306	18,979	58,453

Net income	$3,212	$21,377	$20,329	$63,970

Series A Preferred dividends and discount accretion	950	1,600	3,059	5,417

Net income available to common stockholders	$2,262	$19,777	$17,270	$58,553

Weighted average shares outstanding:
Basic	59,649	59,008	59,557	58,858
Diluted	60,171	59,784	60,134	59,813

Earnings per share:
Basic	$0.04	$0.34	$0.29	$0.99
Diluted	$0.04	$0.33	$0.29	$0.98

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except share data)

	As of
	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$334,977	$77,033

Cash and securities segregated under federal regulations	7,062	16,012

Securities purchased under agreements to resell	10,700	26,000

Receivable from brokers, dealers and clearing organizations	221,063	145,387

Receivable from customers	4,357	12,425

United States Government obligations	—	395,840

Securities owned, at market value:
Corporate equities	253,037	106,295
Exchange-traded funds	149,524	21,455
Options	64,799	61,478

Commissions receivable	4,463	4,379

Exchange memberships contributed for use, at market value	22,800	26,176

Exchange memberships owned, at cost (market value of $74,480 and $78,337, respectively)	77,834	77,815

Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $8,439 and $6,987, respectively	4,879	6,089

Intangible assets, net of accumulated amortization:
Specialist stock lists	374,174	381,956
Trade name	25,011	25,011
Goodwill	470,536	470,598

Other assets	47,403	58,853

Total assets	$2,072,619	$1,912,802

	As of
	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers and dealers	$33,410	$16,417
Payable to customers	24,943	21,971
Securities sold, but not yet purchased, at market value:
Corporate equities	229,380	106,685
Exchange-traded funds	86,258	4,359
Options	62,800	63,695
Accrued compensation	40,304	55,185
Accounts payable and other accrued expenses	28,913	50,268
Income taxes payable	11,050	13,201
Deferred tax liabilities	182,114	179,924
Short term debt	101,960	2,000
Long term debt	255,452	354,948
Subordinated liabilities:
Exchange memberships, at market value	22,800	26,176
Other subordinated indebtedness	20,285	28,285
Total liabilities	1,099,669	923,114

Minority interest	294	—

Commitments and contingencies

Preferred stock, liquidation value of $1,000 per share; 10,000,000 shares authorized; 39,186 and 63,836 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	38,151	61,361

Common stock, $.01 par value, 200,000,000 shares authorized; 59,789,590 and 59,504,148 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	598	595

Additional paid-in-capital	682,197	679,601
Retained earnings	252,043	249,065
Unearned compensation	(333)	(934)
Total stockholders’ equity	972,656	989,688

Total liabilities and stockholders’ equity	$2,072,619	$1,912,802

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000’s omitted)

	Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$20,329	$63,970

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	9,717	10,055
Amortization of bond discount and debt issuance costs	1,596	1,567
Minority interest in income of consolidated subsidiary	294	—
Compensation expense related to stock-based compensation	2,611	2,349
Deferred tax provision	4,510	1,874
Acceleration of preferred stock discount accretion	918	1,844
Tax benefit related to employee stock transactions	433	5,085
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	8,950	45,747
Securities purchased under agreements to resell	15,300	53,113
Receivable from brokers, dealers and clearing organizations	(75,676)	(23,370)
Receivable from customers	8,068	(347)
United States Government obligations	395,840	(9,392)
Securities owned, at market value:
Corporate equities	(146,742)	43,451
Exchange-traded funds	(128,069)	—
Options and other	(3,321)	(8,708)
Commissions receivable	(84)	438
Other assets	2,318	(10,949)
Payable to brokers and dealers	16,993	(4,130)
Payable to customers	2,972	(34,947)
Securities sold, but not yet purchased, at market value:
Corporate equities	122,695	(8,017)
Exchange-traded funds	81,899	—
Options	(895)	15,622
Accrued compensation	(14,881)	4,745
Accounts payable and other accrued expenses	(19,585)	(36,485)
Income taxes payable	(4,471)	3,017

Net cash provided by operating activities	301,719	116,532

CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for office equipment and leasehold improvements	(721)	(2,151)
Payments for exchange memberships	(19)	—

Net cash used in investing activities	(740)	(2,151)

	Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of stock options	216	4,196
Payment of common stock dividends	(14,288)	—
Payment of preferred stock dividends	(4,313)	(7,238)
Payment for preferred stock buyback	(24,650)	(28,164)
Repayment of subordinated debt and promissory notes	—	(35,131)

Net cash used in financing activities	(43,035)	(66,337)

Increase in cash and cash equivalents	257,944	48,044

CASH AND CASH EQUIVALENTS, beginning of the period	77,033	52,043

CASH AND CASH EQUIVALENTS, end of the period	$334,977	$100,087

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:

Interest	$42,203	$44,719
Income taxes	16,193	56,920

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Net increase in additional paid-in capital related to stock based awards	3,198	8,331
Satisfaction of secured demand notes through release of collateral	8,000	1,000

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                                      ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company (“LaBranche”), LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV” and collectively with the Holding Company, LaBranche, LFSI, LSP and LABDR, the “Company”). The Holding Company is the sole member of LaBranche and LSP, the 100% stockholder of LFSI and LABDR, and the sole owner of BV. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (the “NYSE”) and in equity securities on the American Stock Exchange (the “AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer and operates as a specialist in options, Exchange-Traded Funds (“ETFs”) and futures on the AMEX and the New York Board of Trade (“NYBOT”) and acts as a market-marker in ETFs, futures and options on several exchanges. LABDR was recently incorporated to provide disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche in European markets and provides client services to LaBranche’s European listed companies.

2.                                      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This unaudited interim condensed consolidated financial information as of September 30, 2003 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2002 included in the Company’s Form 10-K filed with the

Securities and Exchange Commission (“SEC”) on March 20, 2003. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.                                      GOODWILL AND OTHER INTANGIBLE ASSETS

With the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, which was issued by the Financial Accounting Standards Board (“FASB”), the acquired trade name and goodwill are no longer amortized. The acquired specialist stock lists, however, will continue to be amortized over their respective lives. The Company tests goodwill for impairment at least annually or when events and circumstances indicate impairment testing may be necessary by applying a fair-value based test in accordance with SFAS No. 142. Additionally, the Company tests its other intangible assets and long-lived assets whenever events and circumstances indicate that their carrying amount may not be recoverable by applying an impairment test in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” It is possible that in the future, after periodic testing, the Company may incur impairment charges related to the carrying value of acquired goodwill and intangible assets recorded in its financial statements.

The gross carrying amount, accumulated amortization and net carrying amount of the Company’s acquired specialist stock lists are set forth below (000’s omitted):

	As of September 30, 2003	As of December 31, 2002

Gross carrying amount	$406,190	$406,190
Accumulated amortization	(32,016)	(24,234)

Net carrying amount	$374,174	$381,956

Amortization expense associated with the Company’s acquired specialist stock lists was $2.6 million and $7.8 million, respectively, for each of the three-month and nine-month periods ended September 30, 2003 and 2002. Estimated amortization expense for the existing specialist stock lists is $10.4 million for each of the fiscal years ending December 31, 2004 through December 31, 2008.

4.                                      INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to stock-based compensation, other compensation accruals, amortization periods of certain intangibles and differences between the financial accounting and tax bases of assets acquired. The Company’s effective tax rate differs from the combined federal, state and local statutory rates primarily due to its non-deductible amortization of intangible assets and the non-deductible expense recorded due to the acceleration of the discount accretion as a result of the repurchase of the Company’s Series A preferred stock in 2002 and 2003.

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Current federal, state and local taxes	$(440)	$22,280	$14,469	$56,579
Deferred tax (benefit)/provision	3,357	(2,974)	4,510	1,874
Total provision for income taxes	$2,917	$19,306	$18,979	$58,453

5.                                      CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche, as a specialist and member of the NYSE and AMEX, is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE, AMEX and the SEC. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of September 30, 2003 and December 31, 2002, LaBranche’s net capital, as defined under SEC Rule 15c3-1, was $463.7 million and $472.0 million, respectively, which exceeded the minimum requirements by $462.0 million and $467.4 million, respectively. LaBranche’s aggregate indebtedness to net capital ratio on those dates was .05 to 1 and .15 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

As of September 30, 2003 and December 31, 2002, LaBranche’s NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $473.1 million and $465.2 million, respectively.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $600,000, or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of September 30, 2003, LaBranche satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and NYSE member firm, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital for LFSI is equal to the greater of $1.5 million or 2% of aggregate debit items, as defined. As of September 30, 2003 and December 31, 2002, LFSI’s net capital, as defined under SEC Rule 15c3-1, was $15.5 million and $19.4 million, respectively, which exceeded the minimum requirements by $14.0 million and $17.9 million, respectively.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2003 and December 31, 2002, LSP’s net capital, as defined under SEC Rule 15c3-1, was $18.6 million and $6.9 million, respectively, which exceeded minimum requirements by $18.5 million and $6.8 million, respectively.

6.                                      RECENT TRANSACTION

On April 22, 2003, LSP formed an options specialist joint account on the AMEX (the “Joint Account”) with Botta Capital Management, LLC (“Botta”). LSP contributed $1.5 million of capital for the operations of the Joint Account and manages the Joint Account’s business on the trading floor of the AMEX. Botta contributed its right to act as specialist in certain AMEX option listings. Net profits of the Joint Account, on an annual basis, generated from specialist activities in the Joint Account’s AMEX listed options are shared by LSP and Botta at a ratio of 66% and 34%, respectively. However, LSP bears 100% of any net losses incurred on an annual basis. After the fourth anniversary of the formation of the Joint Account, Botta will no longer have any interest in the Joint Account or the AMEX option listings it contributed to the Joint Account.

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

7.                                      DERIVATIVE FINANCIAL INSTRUMENTS

LSP uses derivative financial instruments, including exchange-traded options, ETFs and domestic and foreign futures contracts, for trading purposes and to financially hedge other positions or transactions as part of its specialist and market-making business and overall risk management process. These financial instruments subject LSP to varying degrees of market, credit and foreign exchange risk. LSP records its derivative trading activities at market value, with corresponding gains or losses recorded in net gain on principal transactions. Gains or losses from foreign currency transactions are also recorded in net gain on principal transactions. In order to minimize risk, management continually monitors positions, gain and loss, volatility and other standard risk measures on a real-time basis and communicates its risk tolerance to LSP’s traders.

The following table indicates the fair value of LSP’s ETFs, exchange-traded options and futures contracts:

	As of September 30, 2003		As of December 31, 2002
(000’s omitted)	Assets	Liabilities	Assets	Liabilities
ETFs	$149,524	$86,258	$21,455	$4,359
Exchange-traded options	64,799	62,800	61,478	63,695
Futures contracts	1,385	755	97	41

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

The computations of basic and diluted EPS are set forth below (000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$3,212	$21,377	$20,329	$63,970
Less preferred dividends and discount accretion	950	1,600	3,059	5,417
Numerator for basic and diluted earnings per share – net income available to common stockholders	$2,262	$19,777	$17,270	$58,553
Denominator for basic earnings per share – weighted-average number of common shares outstanding	59,649	59,008	59,557	58,858
Dilutive shares:
Stock options	403	543	453	710
Restricted stock	—	—	—	—
Restricted stock units	119	233	124	245
Denominator for diluted earnings per share – weighted-average number of common shares outstanding	60,171	59,784	60,134	59,813

Basic earnings per share	$0.04	$0.34	$0.29	$0.99

Diluted earnings per share	$0.04	$0.33	$0.29	$0.98

The exercise prices for options to purchase an aggregate of 1,807,500 and 1,732,500 shares of common stock exceeded the average market price of the Company’s common stock for the three and nine months ended September 30, 2003 and 2002, respectively. Accordingly the calculation of diluted earnings per share does not include the antidilutive effect of these options for the three and nine months ended September 30, 2003 and 2002.

9.                                      EMPLOYEE INCENTIVE PLANS

During March 2003, the board of directors of the Company approved, subject to the subsequent approval of the Company’s shareholders, the adoption of the Senior Executive Bonus Plan, effective as of January 1, 2003. The purpose of the Senior Executive Bonus Plan is to provide for the payment, to the Company’s Chief Executive Officer and next four most highly compensated executive officers, of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as

amended. The adoption of the Senior Executive Bonus Plan was approved by a majority of the stockholders of the Company at its annual meeting of stockholders on May 20, 2003.

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

If the Company had recognized compensation expense for options granted prior to January 1, 2003 under the fair-value based method of SFAS No. 123, its net income available to common stockholders would have decreased by approximately $1.8 million for each of the three-month periods ended September 30, 2003 and 2002, and approximately $5.4 million for each of the nine-month periods ended September 30, 2003 and 2002, resulting in pro forma net income and earnings per share as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000’s omitted, except per share data)	2003	2002	2003	2002

Net income available to common stockholders, as reported	$2,262	$19,777	$17,270	$58,553
Add: Stock-based compensation expense included in reported net income (net of tax effect)	431	388	1,359	1,226
Less: Stock-based compensation expense under SFAS 123 (net of tax effect)	(2,223)	(2,221)	(6,737)	(6,657)
Pro forma net income available to common stockholders	470	17,944	11,892	53,122

Diluted EPS, as reported	$0.04	$0.33	$0.29	$0.98
Pro forma diluted EPS	$0.01	$0.30	$0.20	$0.89

The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential effect stock-based compensation would have on net income in future periods.

10.                               SHORT TERM DEBT

On August 24, 1999, the Holding Company issued $100.0 million aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 9.5% annually and mature on August 15, 2004. The carrying value of the Senior Notes as of September 30, 2003 and December 31, 2002 was $99.9 million. The indenture covering the Senior Notes includes certain covenants that, among other things, limits the Company’s ability to borrow money, pay dividends or repurchase stock, make investments, engage in transactions with stockholders and affiliates, create liens on assets, and sell assets or engage in mergers and consolidations except in accordance with certain specified conditions.

In addition, as of September 30, 2003 and December 31, 2002, the Holding Company had a promissory note for $2.0 million, which was assumed in connection with the ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) acquisition and was issued to a family member of a former employee of RPM. The note matures in June 2004 and bears an annual interest rate of 8.0%, payable on a quarterly basis.

11.                               BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Currently, the Company views its business as operating principally in two separate segments: the Specialist segment and the Execution and Clearing segment. The Company’s business segments are based upon the nature of the financial services provided, their revenue sources and the Company’s management organization.

The Company’s Specialist segment operates as a specialist in equities and rights on the NYSE and in equities, options, ETFs and futures on the AMEX and the NYBOT and provides support services for the specialist activities. In addition, this segment acts as a market-maker in ETFs, options and futures on several exchanges. The Specialist segment currently includes the operations of LaBranche, LSP, LABDR and BV.

The Company’s Execution and Clearing segment provides securities execution, securities clearing and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. This segment also provides direct-access floor brokerage services to institutional customers. The Execution and Clearing segment currently includes the operations of LFSI.

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, such as certain employee compensation and company-wide professional fees, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Certain revenues, administrative expenses and corporate overhead expenses are not specifically allocated by management when reviewing the segments’ performance, and appear in the Other section. Selected financial information for each segment is set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Specialist Segment:
Revenues	$58,218	$107,757	$197,591	$300,372
Operating expenses	34,681	44,900	101,385	123,392
Depreciation and amortization expense	2,917	3,089	8,796	9,231
Income before minority interest and taxes	20,620	59,768	87,410	167,749
Segment Goodwill	466,485	461,941	466,485	461,941
Segment Assets	1,894,260	1,774,025	1,894,260	1,774,025

Execution and Clearing Segment:
Revenues	$11,758	$12,855	$36,159	$31,824
Operating expenses	13,259	14,536	43,147	39,070
Depreciation and amortization expense	176	273	865	812
Loss before minority interest and taxes	(1,677)	(1,954)	(7,853)	(8,058)
Segment Goodwill	4,051	4,053	4,051	4,053
Segment Assets	86,704	109,546	86,704	109,546

Other (1):
Revenues (loss)	$928	$(2,347)	$1,292	$6,857
Operating expenses	13,540	14,780	41,191	44,113
Depreciation and amortization expense	35	4	56	12
Loss before minority interest and taxes	(12,647)	(17,131)	(39,955)	(37,268)
Segment Assets	91,655	65,410	91,655	65,410

Total:
Revenues	$70,904	$118,265	$235,042	$339,053
Operating expenses	61,480	74,216	185,723	206,575
Depreciation and amortization expense	3,128	3,366	9,717	10,055
Income before minority interest and taxes	6,296	40,683	39,602	122,423
Goodwill	470,536	465,994	470,536	465,994
Assets	2,072,619	1,948,981	2,072,619	1,948,981

(1)                                  Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily income from non-marketable investments as well as interest income), and elimination entries.

12.                               STOCKHOLDERS’ EQUITY

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

On July 17, 2003, the board of directors declared an $0.08 per share cash dividend payable on August 14, 2003 to holders of record of the Company’s common stock on July 31, 2003. This dividend was paid on August 14, 2003.

On October 20, 2003, the board of directors suspended the payment of dividends with respect to the Company’s common stock because of the recent decline in its profitability and because recent earnings have not been sufficient to support payment of further dividends in compliance with certain of the financial covenants contained in the indentures governing its Senior Notes and Senior Subordinated Notes. The payment of future dividends is within the discretion of the board of directors and will depend on the Company’s future earnings, capital requirements, applicable regulatory restrictions, financial condition, the application of the financial covenants contained in the indentures governing its Senior Notes and Senior Subordinated Notes and other relevant factors.

On January 2, 2003 and July 1, 2003 the Company paid dividends of $2.6 million and $1.6 million, respectively, with respect to the outstanding shares of its Series A preferred stock on those dates.

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

13.                               COMMITMENTS AND CONTINGENCIES

On April 22, 2003, the NYSE announced that it was reviewing the trading practices of several specialist firms, including LaBranche. Initially, the NYSE advised that its investigation was focused on whether specialists had improperly intervened in natural matches between buyers and sellers – so-called “interpositioning.”

Over the course of the next several months, the NYSE Market Surveillance Division and Division of Enforcement took on-the-record testimony from 39 LaBranche employees and LaBranche produced to the NYSE approximately 70,000 pages of documents and many thousands of e-mails, but LaBranche refused to produce personal e-mails of employees in order to protect their privacy rights and because these e-mails had no bearing on any of its business activities and were not at all relevant to the NYSE’s investigation. On July 18, 2003, the NYSE Division of Enforcement served LaBranche with a “Charge Memorandum” asserting that LaBranche had violated NYSE rules by refusing to produce the requested e-mails and thus failing to cooperate in the NYSE’s investigation. On August 27, 2003, a NYSE Hearing Panel determined that LaBranche had failed to cooperate with the NYSE investigation, and in a written decision issued on September 4, 2003, the NYSE Hearing Panel ordered that LaBranche be censured and fined $150,000. Shortly after the NYSE Hearing Panel announced its findings, but before the issuance of its formal decision, LaBranche produced to the NYSE Division of Enforcement all the personal e-mails it had previously refused to produce. LaBranche subsequently appealed the NYSE Hearing Panel’s decision to the NYSE’s Board of Directors on September 9, 2003, and requested that the Board of Directors reverse the Hearing Panel’s determination and imposition of penalty. A hearing with respect to this appeal is scheduled for December 3, 2003.

On September 26, 2003, the NYSE Division of Enforcement informed LaBranche’s representatives of its belief that interpositioning by LaBranche specialists amounted in the aggregate to approximately $5.0 million during the three-year period 2000 – 2002. LaBranche requested an opportunity to review the trading data supporting the NYSE Division of Enforcement’s position, but no data was furnished to LaBranche in response to this request.

On October 15, 2003 the NYSE Division of Enforcement orally informed LaBranche that a new NYSE Market Surveillance Division study, using different methodologies and criteria than previously used, indicated that LaBranche specialists improperly traded ahead of customer orders in certain situations, and that this “specialist advantage” trading during the 2000-2002 period amounted in the aggregate to approximately $38.5 million. Again, LaBranche requested an opportunity to review the data supporting the NYSE’s claim. After initially denying these requests, the NYSE delivered to LaBranche’s representatives on October 29, 2003 a portion of the data alleged to support the NYSE’s positions regarding both “interpositioning” and “specialist advantage” trading. Another portion of data was received on November 7, 2003. LaBranche’s representatives have begun to analyze this data in cooperation with other NYSE specialist firms under investigation by the NYSE. LaBranche has yet to receive any written documentation from the NYSE substantiating either the $5.0 million or the $38.5 million of alleged violations.

On October 16, 2003 the NYSE announced that it had determined to bring disciplinary action against the five largest NYSE specialist firms and seek to impose substantial fines against them by reason of their alleged trading ahead of customer orders in certain situations over the 2000-2002 period.

On October 17, 2003, the SEC issued a formal Order of Investigation with respect to the five largest NYSE specialist firms’ trading practices, and on October 30, 2003 issued to LaBranche a subpoena seeking certain documents in connection with its investigation, many of which were previously furnished by LaBranche to the NYSE and to the SEC’s Office of Compliance, Inspections and Examinations.

Based on the available data which LaBranche and its outside consultants have reviewed thus far, LaBranche believes it has acted properly. The NYSE and SEC investigations are ongoing, however, and there can be no assurance as to the outcome of the investigations or the timing of their resolution. As a consequence and in accordance with its accounting policy, the Company has accrued a reserve for assessments in an amount estimated to be the minimum of the potential range of loss with respect thereto.

A number of purported class action proceedings were initiated against the Holding Company, LaBranche and certain of the Holding Company’s officers and directors in the United States District

Court for the Southern District of New York. Certain of these lawsuits assert that by reason of LaBranche’s allegedly illegal specialist trading activity during the period covered by the NYSE investigation, the Company violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by materially misrepresenting its financial performance during class periods alleged to have begun as early as August 1999 and to conclude on October 15, 2003 and that the named plaintiffs suffered economic harm by reason of the resulting decline in the public trading price of shares of the Company’s common stock. The remaining purported class action lawsuits have been commenced against the Holding Company, LaBranche and certain of the Holding Company’s officers and directors and other large NYSE specialist firms in the United States District Court for the Southern District of New York on behalf of persons or entities who purchased and/or sold shares of stocks of NYSE and American Stock Exchange listed companies for which the named firms acted as specialists during a class period alleged to have begun on October 17, 1998 and to conclude on October 15, 2003. Additionally, a purported shareholder derivative action proceeding has been initiated in the Supreme Court of the State of New York, New York County by two shareholders of the Holding Company alleging breach of fiduciary duty by the directors and certain officers of the Holding Company in connection with the alleged wrongdoing described above. As stated above, the Company believes that LaBranche has acted properly. The defendants deny all allegations of wrongdoing in all of these proceedings. As also stated above, however, there can be no assurance as to the outcome of the NYSE and SEC investigations or the timing of their resolution and thus, there can be no assurance as to the ultimate outcome or timing of the resolution of these proceedings. As noted above, LaBranche is still awaiting materials from the NYSE explaining the nature, scope and basis supporting the NYSE’s claims and, in turn, the claims in the class and derivative action proceedings described in this paragraph. As a consequence, the Company is unable to estimate the amount or potential range of any loss with respect thereto.

The range of possible resolutions in both the NYSE and SEC investigations and the class action proceedings against the Holding Company and LaBranche could include determinations and judgments against the Holding Company and LaBranche or settlements that could require substantial payments by the Company, including the costs of defending such investigations and suits, which could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

14. SUBSEQUENT EVENTS

                Robert M. Murphy, a director of the Holding Company and the Chief Executive Officer of LaBranche, has tendered his resignation from his positions with the Company.  Alfred O. Hayward, Jr., a director and Executive Vice President of the Holding Company, has been named to succeed Mr. Murphy as Chief Executive Officer of LaBranche.

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

General

We currently view our business as operating principally in two separate segments: the specialist segment and the execution and clearing segment. Our specialist segment operates as a specialist in equities and rights on the New York Stock Exchange (the “NYSE”) and in equities, options, Exchange-Traded Funds (“ETFs”) and futures on the American Stock Exchange (the “AMEX”) and the New York Board of Trade (“NYBOT”) and as a market-maker in ETFs, options and futures on several exchanges, and provides support services for our specialist activities. Our execution and clearing segment provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. Our execution and clearing segment also provides direct-access floor brokerage services to institutional customers. Certain revenues and administrative and corporate overhead expenses, which consist primarily of interest on our public debt, are not specifically related to our two principal segments, and thus are treated as “other” revenues and expenses. Our specialist segment currently includes the operations of our LaBranche & Co. LLC, LaBranche Structured Products, LLC (“LSP”), LABDR Services, Inc. (“LABDR”) and LaBranche & Co. B.V. (“BV”) subsidiaries. Our execution and clearing segment currently includes the operations of our LaBranche Financial Services, Inc. (“LFSI”) subsidiary.

Recent Developments

In January 2003, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns of the entity. FIN 46 is effective immediately for VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN 46 will apply in the first interim period or fiscal year ending after December 15, 2003. We do not expect the implementation of FIN 46 will have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the interim period beginning after June 15, 2003. We have not entered into or modified any financial instruments with characteristics of both liabilities and equity as defined under SFAS No. 150 since May 31, 2003. Additionally, we have no mandatorily-redeemable stock. The implementation of SFAS No. 150 has had no impact on our financial statements.

Critical Accounting Policies

All of our principal securities transactions and the related gains and losses are recorded on a trade-date basis. Customer securities transactions are recorded on a settlement-date basis and the related revenues and expenses are recorded on a trade-date basis. Corporate equities, ETFs, options, futures and other securities owned, and securities sold, but not yet purchased, are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions. United States Government obligations, together with related interest receivable as reported in other assets, are reflected at market value, with interest income included in other income. The market value for equity securities for which we act as specialist on both the AMEX and NYSE is based on the closing price posted by the exchange on which they are traded. The market value for ETFs and futures contracts is also based on the closing price posted on the exchanges on which they are traded. The market value of our exchange-traded options is based on the national best bid/offer as determined by our options clearing agent.

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

We recognize liabilities for contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that a liability has been incurred and the amount of the potential loss can be reasonably estimated. When a range of probable losses can be estimated, we accrue the most likely amount or at least the minimum of the range of probable loss.

Our statements of financial condition contain significant intangible assets. These intangible assets are comprised of our specialist stock lists, trade name and goodwill acquired in connection with our various acquisitions and the limited partner buyout that occurred in 1999 in connection with our reorganization from partnership to corporate form. The allocations of purchase price and determinations of useful lives were based on independent appraisals for material acquisitions through March 2001. The useful lives of the acquired specialist stock lists were determined based on analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based on management’s analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared with the results of the independent appraisals conducted on acquisitions through March 2001.

Since the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, acquired trade name and goodwill are no longer amortized. Our acquired specialist stock lists, however, continue to be amortized over their respective useful lives. We test goodwill for impairment at least annually or when events and circumstances indicate impairment testing may be necessary by applying a fair-value based test in accordance with SFAS No. 142. The fair value test involves a comparison of the fair value of the reporting unit to the carrying value of the reporting unit. The fair value of the reporting unit is determined using both its market capitalization, when applicable, and the present value of its estimated future cash flows based on certain management assumptions. If the carrying amount of the reporting unit exceeds its estimated fair value, we will determine if an impairment charge is necessary through additional testing. Additionally, we test our specialist stock lists and trade name intangible assets whenever events or circumstances indicate that their carrying amount may not be recoverable by applying an impairment test in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” If the carrying value of the specialist stock lists and trade name exceeds their fair value, an impairment loss would be recognized for the excess of carrying value over fair value. The fair value of the specialist stock lists and trade name is the sum of the undiscounted cash flows expected to result from the use and eventual disposition of these intangibles. It is possible that in the future, as a result of periodic testing, we may incur impairment charges related to the carrying value of goodwill and other intangible assets recorded in our financial statements.

Results of Operations

Specialist Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2003 vs 2002 Percentage	Nine Months 2003 vs 2002 Percentage
(000’s omitted)	2003	2002	2003	2002	Change	Change

Revenues:
Net gain on principal transactions	$45,019	$93,829	$157,013	$255,684	(52.0)%	(38.6)%
Commissions	11,678	12,644	35,309	38,841	(7.6)	(9.1)
Other	1,521	1,284	5,269	5,847	18.5	(9.9)
Total segment revenues	58,218	107,757	197,591	300,372	(46.0)	(34.2)

Operating expenses	37,598	47,989	110,181	132,623	(21.7)	(16.9)

Income before minority interest and taxes	$20,620	$59,768	$87,410	$167,749	(65.5)	(47.9)

Revenues from our specialist segment consist primarily of net gain earned from principal transactions in securities for which we act as specialist. Net gain on principal transactions represents trading gains net of trading losses and Securities and Exchange Commission (“SEC”) transaction fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures. Also included in net gain on principal transactions are accrued dividends receivable or payable on our stock positions, net gains and losses resulting from our market-making activities in ETFs, the trading of foreign currencies, the trading of futures used to hedge our ETF positions, and the trading of equities underlying the rights, ETFs and options for which we act as specialist. These revenues are primarily affected by changes in share volume traded and fluctuations in price of our stocks, options, ETFs and futures, in which we are the specialist or in which we make a market.

Commissions revenue generated by our specialist segment consists primarily of fees earned when our equity specialists act as agents by executing limit orders on behalf of brokers, professional traders and broker-dealers after a specified period of time; we do not earn commissions when we match market orders or when we act as a market-maker.

Other revenue at our specialist segment consists primarily of interest income, proprietary trading gains or losses and gains or losses from an investment in a hedge fund by LaBranche & Co. LLC.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net gain on principal transactions decreased as a result of a decrease in the dollar value and share volume of principal shares traded during the third quarter of 2003 as compared to the same period in 2002. During the third quarter of 2003, the aggregate dollar value of principal trades decreased 28.7% to $176.2 billion from $247.2 billion for the same period in 2002, and the aggregate share volume of principal trades decreased 30.9% to 6.5 billion shares during the third quarter of 2003 from 9.4 billion shares for the same period in 2002. Of the total $45.4 million and $93.8 million of net gain on principal transactions during the third quarter of 2003 and 2002, respectively, $5.0 million and $1.4 million, respectively, were from our derivative trading activities.

Commissions revenue earned by our specialist segment decreased due to a decline in total share volume executed by us as agent, as well as the competitive price pressures within the marketplace. The total share volume executed by us as agent in our specialist stocks decreased 23.1% to 2.0 billion shares for the three months ended September 30, 2003, from 2.6 billion shares for the same period in 2002.

Other revenue earned by our specialist segment increased as a result of additional interest income related to stock-borrow transactions from our expanded LSP operations. Also contributing to the increase was a reduction in proprietary trading losses in the current quarter as compared to the third quarter of 2002 and an increase in earnings from our hedge fund investment for the third quarter of 2003 as compared to the same period in 2002. These increases were partially offset by a decrease in interest income at LaBranche & Co. LLC due to significantly lower interest rates for our short term investments and stock-borrow transactions.

Operating expenses for our specialist segment decreased primarily due to a reduction in employee compensation and related benefits expense, as well as a reduction in lease of exchange membership expense. These decreases were partially offset by an increase in exchange, clearing and brokerage fees and other expense. For a further discussion of operating expenses, see “Operating Expenses” below.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net gain on principal transactions decreased as a result of a decrease in the dollar value and share volume of principal shares traded throughout the first nine months of 2003. The aggregate dollar value of principal trades decreased 27.0% to $555.9 billion for the nine months ended September 30, 2003 from $761.6 billion for the same period in 2002, and the aggregate share volume of principal trades decreased 20.3% to 21.6 billion shares for the nine months ended September 30, 2003, from 27.1 billion shares for the same period in 2002. Of the total $157.3 million and $255.7 million of net gain on principal transactions, during the first nine months of 2003 and 2002, respectively, $11.9 million and $0.6 million, respectively, were from our derivative trading activities.

Commissions revenue earned by our specialist segment decreased due to a slight decrease in the share volume executed by us as agent and the effect of competitive price pressures on our billing structure. The total share volume executed by us as agent in our specialist stocks decreased 1.4% to 6.45 billion shares for the nine months ended September 30, 2003 from 6.54 billion shares for the same period in 2002.

Other revenue earned by our specialist segment decreased primarily due to a decline in interest income as a result of significantly lower interest rates for our short term investments and stock-borrow transactions. The decrease in other revenue was partially offset by an increase in proprietary trading revenues, an increase in earnings from our hedge fund investment as well as an increase in interest income related to stock-borrow transactions at our LSP subsidiary due to expanded trading activities.

Operating expenses for our specialist segment decreased primarily due to a reduction in employee compensation and related benefits expense, interest expense and lease of exchange membership expense. These decreases were partially offset by an increase in exchange, clearing and brokerage fees and other expenses. For a further discussion of operating expenses, see “Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2003 vs 2002 Percentage	Nine Months 2003 vs 2002 Percentage
(000’s omitted)	2003	2002	2003	2002	Change	Change

Revenues:
Commissions	$11,693	$11,739	$35,437	$28,935	(0.4)%	22.5%
Other	65	1,116	722	2,889	(94.2)	(75.0)

Total segment revenues	11,758	12,855	36,159	31,824	(8.5)	13.6

Operating expenses	13,435	14,809	44,012	39,882	(9.3)	10.4

Loss before minority interest and taxes	$(1,677)	$(1,954)	$(7,853)	$(8,058)	14.2	2.5

Our execution and clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage services.

Our execution and clearing segment’s other revenues consist of interest income, proprietary trading gains or losses and fees charged to customers for the use of our proprietary front-end order execution system.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Commissions revenue from our execution and clearing segment decreased slightly primarily due to a decline in direct-access activities, which was partially offset by an increase in revenue from our institutional execution services.

Other revenue from our execution and clearing segment decreased due to a decline in interest income as a result of significantly lower interest rates for our short-term investments and reduced margin balances, as well as a decline in proprietary trading revenue.

The decrease in operating expenses for our execution and clearing segment was primarily due to a decline in exchange, clearing and brokerage fees expense. This decrease was partially offset by an increase in employee compensation and related benefits expense and other expenses. For a further discussion of operating expenses, see “Operating Expenses” below.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Commissions revenue from our execution and clearing segment increased primarily due to the growth and expansion of our institutional execution services. This increase was partially offset by a reduction in commission revenue from clearance and direct-access activities.

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

The increase in operating expenses for our execution and clearing segment was primarily due to an increase in employee compensation and related benefits expense and other expenses, which was slightly offset by a decrease in exchange, clearing and brokerage fees expense. For a further discussion of operating expenses, see “Operating Expenses” below.

Other Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2003 vs 2002 Percentage	Nine Months 2003 vs 2002 Percentage
(000’s omitted)	2003	2002	2003	2002	Change	Change

Other revenues (losses)	$928	$(2,347)	$1,292	$6,857	139.5%	(81.2)%

Total segment revenues	928	(2,347)	1,292	6,857	139.5	(81.2)

Operating expenses	13,575	14,784	41,247	44,125	(8.2)	(6.5)

Loss before minority interest and taxes	$(12,647)	$(17,131)	$(39,955)	$(37,268)	26.2	(7.2)

The portion of our revenues that is not generated from our two principal business segments consists primarily of appreciation or depreciation of our non-marketable investments and interest income.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Other revenue increased primarily due to write-offs during the third quarter of 2002 related to certain of our non-marketable investments.

Operating expenses decreased primarily due to a decline in interest and other expenses. For a further discussion of operating expenses see, “Operating Expenses” below.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Other revenue decreased approximately $5.7 million due to an appreciation in the value of our non-marketable investments during the nine months ended September 30, 2002. Other revenues also decreased due to a decline in interest income as a result of significantly lower interest rates for our short to medium term investments.

Operating expenses decreased primarily due to a decline in interest expense, a reduction in charges related to the repurchases of our Series A preferred stock as well as a decline in other expenses. For a further discussion of operating expenses see, “Operating Expenses” below.

Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2003 vs 2002 Percentage	Nine Months 2003 vs 2002 Percentage
(000’s omitted)	2003	2002	2003	2002	Change	Change

Expenses:
Employee compensation and related benefits	$25,324	$36,085	$76,239	$98,238	(29.8)%	(22.4)%
Interest	12,113	12,554	36,041	38,238	(3.5)	(5.7)
Exchange, clearing and brokerage fees	9,260	11,105	30,858	28,085	(16.6)	9.9
Other operating expenses	17,911	17,838	52,302	52,069	0.4	0.4

Total expenses before minority interest and taxes	64,608	77,582	195,440	216,630	(16.7)	(9.8)

Provision for income taxes	$2,917	$19,306	$18,979	$58,453	(84.9)	(67.5)

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

Interest expense is primarily generated from the indebtedness not allocated to either of our two principal segments. This indebtedness was incurred in connection with our reorganization from partnership to corporate form in 1999, our subsequent acquisitions and the issuance of promissory notes in exchange for our preferred stock. The interest expense at our specialist segment is primarily the result of subordinated indebtedness that has been approved by the NYSE for inclusion in our net capital as well as margin interest expense related to our derivative specialist and market-making business. Customers’ free credit balances and bank loans generate interest expense at our execution and clearing segment.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Employee compensation and related benefits expense decreased as a result of a reduction in profitability-based compensation accruals and other employee benefit accruals. The decrease was partially offset by an increase in employee salaries due to the hiring of additional trading and support personnel for LSP’s trading activities and for LFSI’s institutional execution group, which increased our average number of employees by 12 individuals for the three months ended September 30, 2003, as compared to the same period in 2002. Employee compensation and related benefits expense increased to 35.7% of total revenues for the three months ended September 30, 2003, from 30.5% of total revenues for the same period in 2002.

Interest expense decreased as the result of our repayment of $20.0 million senior subordinated notes during 2002, as well as the repayment of $16.4 million principal amount of subordinated indebtedness during the fourth quarter of 2002. This decrease was partially offset by an increase in margin interest charges as a result of the growth and expansion of derivative trading activities. Interest expense increased to 17.1% of total revenues for the three months ended September 30, 2003, from 10.6% of total revenues for the same period in 2002.

Exchange, clearing and brokerage fees expense decreased primarily due to a decrease in commission expense at our execution and clearing segment as a result of reduced direct-access and clearance activities. The decrease was also due to a reduction in odd lot fees at our specialist segment as a result of decreased share volume during the three months ended September 30, 2003. This decrease at our specialist segment was partially offset by an increase in commission expense due to the expansion of our derivative trading business. Exchange, clearing and brokerage fees expense increased to 13.1% of total revenues for the three months ended September 30, 2003, from 9.4% of total revenues for the same period in 2002.

Other operating expenses increased primarily due to an increase in communication and directed brokerage arrangement expenses as the result of the growth and expansion of our execution and clearing segment. In addition, the increase was due to a contingency accrual made during the third quarter of 2003. This increase was partially offset by a reduction in legal and professional fees as well as a decline in lease of exchange memberships expense, the result of a slight decrease in the number of NYSE seats leased during the three months ended September 30, 2003, as well as a reduction in average seat rental cost on the AMEX.

Provision for income taxes decreased due to the decline in our income before provision for income taxes.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Employee compensation and related benefits expense decreased as a result of a reduction in profitability-based compensation accruals and other employee benefit accruals. The decrease was partially offset by an increase in employee salaries due to the hiring of additional trading and support personnel for LSP’s trading activities and for LFSI’s institutional execution group, which increased our average number of employees by 27 individuals for the nine months ended September 30, 2003, as compared to the same period in

2002. Employee compensation and related benefits expense increased to 32.4% of total revenues for the nine months ended September 30, 2003, from 29.0% of total revenues for the same period in 2002.

Interest expense decreased as the result of our repayment of $20.0 million senior subordinated notes during September 2002, as well as the repayment of $34.8 million principal amount of subordinated indebtedness and promissory notes. This decrease was partially offset by an increase in margin interest charges as a result of the growth and expansion of our derivative trading activities, as well as the interest expense related to the $8.0 million aggregate principal amount of notes issued by us in August 2002 in exchange for 8,000 shares of our Series A preferred stock. Interest expense increased to 15.3% of total revenues for the nine months ended September 30, 2003, from 11.3% of total revenues for the same period in 2002.

Exchange, clearing and brokerage fees expense increased at our specialist segment due to the expansion of our derivative trading business, which led to an increase in commission expense, a new NYSE technology fee that was effective from January 1, 2003 to July 31, 2003, as well as an increase in NYSE allocation fees. This increase was partially offset by a decrease in commission expense at our execution and clearing segment as a result of reduced direct-access and clearance activities. Exchange, clearing and brokerage fees expense increased to 13.1% of total revenues for the nine months ended September 30, 2003, from 8.3% of total revenues for the same period in 2002.

Other operating expenses increased primarily due to an increase in communication and directed brokerage arrangement expenses due to the growth and expansion of our execution and clearing segment. This increase was partially offset by a decline in legal and professional fees, as well as lease of exchange memberships expense, which was the result of a slight decrease in the number of NYSE seats leased during the nine months ended September 30, 2003, as well as a reduction in average seat rental cost on the AMEX.

Provision for income taxes decreased due to the decline in our income before provision for income taxes.

Liquidity

As of September 30, 2003, we had $2,072.6 million in assets, of which $352.7 million consisted of cash and short-term investments primarily in United States Government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. As of September 30, 2003 cash and cash equivalents increased, as compared to December 31, 2002, in part as a result of investing cash in United States Government obligations with original maturities of 90 days or less, which are classified as cash and cash equivalents.

In October 2003, our LaBranche & Co. LLC subsidiary extended its $200.0 million committed line-of-credit agreement with a U.S. commercial bank to October 29, 2004 on the same terms and conditions as the expiring agreement. The line-of-credit may be extended by LaBranche & Co. LLC, subject to the bank’s approval, for additional one-year terms by giving written notice to the bank at least 30 days prior to the then-current scheduled termination date. Amounts outstanding under the U.S. commercial bank credit facility would be secured by our inventory of specialist stocks and bear interest at the U.S. commercial bank’s broker loan rate. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.  We currently are in compliance with these covenants.

In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”), we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at 8.0% per year, to certain former employees of RPM. The amounts payable under this deferred compensation plan may be reduced to satisfy certain indemnification obligations of the plan participants to us under the agreements governing our acquisition of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. In addition, payments of benefits under the RPM deferred compensation plan must be deferred if we are not current in the payment of dividends with respect to the outstanding shares of our Series A preferred stock. During the nine months ended September 30, 2003, we paid $3.6 million in deferred compensation plan benefits and during October 2003, we paid an additional $0.8 million in deferred compensation plan benefits. After taking into account all payments of deferred compensation plan benefits through October 2003, approximately $22.0 million, plus interest, remains payable under the terms of the RPM deferred compensation plan. If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in one lump sum.

We also assumed RPM’s liabilities and obligations under its retention bonus pool. The retention bonus pool requires $9.0 million to be paid as bonus compensation on March 15, 2004 to as many as 31 former employees of RPM, provided they are still employed on the payment date. The portion of this retention bonus pool payable to each of these former employees will be determined by the majority vote of a committee consisting of Robert M. Murphy, George E. Robb, Jr. and Michael LaBranche or their respective successors. Payments out of the retention bonus pool must be deferred if we are not current in the payment of dividends with respect to the outstanding shares of our Series A preferred stock.

In connection with our acquisition of RPM, we also issued 100,000 shares of our Series A preferred stock, which are nonconvertible, to the former stockholders of RPM. Each outstanding share of our Series A preferred stock entitles the holder to cumulative preferred cash dividends at an annual rate of 8.0% of the liquidation preference per share until March 15, 2005, 10.0% until March 15, 2006, and 10.8% thereafter. Dividends are payable on the first day of January and the first day of July of each year (or if such date is not a regular business day, then the next business day thereafter), with the first payment made on July 1, 2001. Dividends on the issued and outstanding shares of Series A preferred stock are preferred and cumulative and accrue daily from the date on which they were originally issued. We have made all dividend payments to the holders of shares of our Series A preferred stock on the appropriate dates since issuance.

On January 6, 2003, we offered to repurchase up to 30,000 shares of our outstanding Series A preferred stock for $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase. On February 4, 2003, the offer expired, and on February 6, 2003, we purchased all of the approximately 24,650 shares that had been tendered for approximately $24.8 million, including accrued but unpaid dividends. As a result of the purchase, we recorded an expense due to the acceleration of the discount accretion on the shares purchased of approximately $0.9 million, which was included in other expenses. As of September 30, 2003, approximately 39,186 shares of our Series A preferred stock were outstanding. Of these remaining shares, 9,760 shares are held in escrow in order to satisfy the potential indemnification obligations of the former RPM stockholders to us under the agreements governing our acquisition of RPM.

On January 16, 2003, our board of directors declared an $0.08 per share cash dividend payable on February 14, 2003 to holders of record of our common stock on January 31, 2003. This dividend was paid on February 14, 2003. On April 14, 2003, our board of directors declared an $0.08 per share cash dividend payable on May 14, 2003 to holders of record of our common stock on April 30, 2003. This dividend was paid on May 14, 2003. On July 17, 2003, our board of directors declared an $0.08 per share cash dividend payable on August 14, 2003 to holders of record of our common stock on July 31, 2003. This dividend was paid on August 14, 2003. On October 20, 2003 our board of directors suspended the payment of dividends with respect to our common stock because of the recent decline in its profitability and because recent earnings have not been sufficient to support payment of further dividends in compliance with certain of the financial covenants contained in the indentures governing our Senior Notes and Senior Subordinated Notes, as described more fully below. The payment of future dividends is within the discretion of our board of directors and will depend on our future earnings, capital requirements, applicable regulatory restrictions, financial condition, the application of the financial covenants contained in the indentures governing our Senior Notes and Senior Subordinated Notes and other relevant factors.

As of September 30, 2003, the subordinated indebtedness of LaBranche & Co. LLC aggregated $20.3 million (excluding subordinated liabilities related to contributed exchange memberships) and consisted of senior subordinated notes and junior subordinated notes. These notes mature on various dates between August 2004 and June 2008, and bear interest at annual rates ranging from 7.69% to 10.0%. The junior subordinated notes have automatic rollover provisions, which extend the maturities for an additional year, unless the lender provides at least seven months advance notice prior to maturity. LaBranche & Co. LLC is entitled to prepay the junior subordinated notes without penalty under the terms of the agreements relating thereto. In July 2003, LaBranche & Co. LLC prepaid, without penalty, through the release of collateral, the secured demand note in the principal amount of $8.0 million, plus accrued interest. The note had an annual interest rate of 11.0% on the cash collateral and 4.0% on the non-cash collateral securing the note.

As of September 30, 2003, $10.0 million of our outstanding indebtedness consisted of one note of $2.0 million, which matures in June 2004 and bears interest at an annual rate of 8.0%. The remaining notes in the aggregate principal amount of $8.0 million mature in August 2007 and bear interest at annual rates ranging from 9.0% to 10.0%.

On August 24, 1999, we issued $100.0 million aggregate principal amount of Senior Notes. The Senior Notes bear interest at a rate of 9.5% annually and mature in August 2004. On March 2, 2000, we issued $250.0 million aggregate principal amount of Senior Subordinated Notes. These Senior Subordinated Notes bear interest at a rate of 12.0% annually and mature in March 2007. The indentures governing each of the Senior Notes and the Senior Subordinated Notes include certain covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends on our stock or repurchase our stock, make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets, and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. Under one of these financial covenants, our ability to incur additional indebtedness, pay dividends or redeem stock is limited if our “consolidated fixed charge coverage ratio”, which incorporates the financial information of the preceding four quarters, is at or below a threshold of 2.75:1.  The "consolidated fixed charge coverage ratio" basically reflects a comparison between (1) our consolidated earnings before interest, income tax, depreciation and amortization expenses ("EBITDA"), and (2) the sum of our interest expenses and a tax-effected multiple of dividend payments with respect to the outstanding shares of our preferred stock.

As of September 30, 2003, we were not in default of the indentures governing our Senior Notes and Senior Subordinated Notes, but our consolidated fixed charge coverage ratio had fallen below 2.75:1. As a consequence, our ability to take such actions as pay dividends with respect to, or repurchase, shares of our capital stock, repay any other of our outstanding indebtedness prior to maturity, engage in certain investments and incur certain kinds of additional indebtedness currently is limited, although we currently may incur indebtedness pursuant to working capital facilities, including the $200.0 million line of credit maintained by our LaBranche & Co. LLC subsidiary, in an amount not exceeding 70% of the value of the securities securing such indebtedness. Moreover, under the terms of our Series A preferred stock, in the event the full amount of cumulative dividends with respect to the outstanding shares of our Series A preferred stock has not been paid as and when due, we may not (i) repurchase (or set aside funds to repurchase) shares of our common stock, (ii) pay (or set aside funds to pay) dividends with respect to the outstanding shares of our common stock (other than dividends payable solely in shares of common stock), and (iii) pay bonuses to our employees. Accordingly, unless our EBITDA increases above recent levels and our consolidated fixed charge coverage ratio again exceeds the 2.75:1 threshold, the continuing application of these limitations could restrict our access to certain sources of financing and our ability to distribute earnings to our stockholders and strategically and flexibly deploy our capital.

The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to our Excess Cash Flow, as defined, at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his or her pro rata share based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. Excess Cash Flow is defined for this purpose as 40.0% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. On May 13, 2003, we offered to purchase approximately $30.5 million aggregate principal amount of Senior Subordinated Notes based on our Excess Cash Flow for the year ended December 31, 2002. This offer expired on June 11,

2003 without the tender of any Senior Subordinated Notes. If our consolidated fixed charge coverage ratio is below 2.75:1, we may not offer to redeem any Senior Subordinated Notes.

Management is currently considering several options with respect to the maturity of the Senior Notes. Depending on the level of our cash flows from operations, working capital needs, net liquid asset requirements under NYSE and AMEX rules, capital requirements under SEC regulations and other liquidity factors, the Senior Notes may be repaid in full on the scheduled maturity date or refinanced. Although we believe we will be able to refinance the Senior Notes on reasonably acceptable terms, there can be no assurance in this regard.

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of September 30, 2003, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $463.7 million, which exceeded the minimum requirements by $462.0 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of September 30, 2003, LaBranche & Co. LLC’s NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $473.1 million.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $600,000, or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of September 30, 2003, LaBranche satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of September 30, 2003 was equal to the greater of $1.5 million or 2.0% of aggregate debit items as defined. As of September 30, 2003, LFSI’s net capital, as defined under SEC Rule 15c3-1, was $15.5 million and exceeded minimum net capital requirements by $14.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2003, LSP’s net capital, as defined under SEC Rule 15c3-1, was $18.6 million, which exceeded minimum net capital requirements by $18.5 million.

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

Credit Ratings

Our $100.0 million Senior Notes and our $250.0 million Senior Subordinated Notes were both sold to public investors on their respective issuance dates. The following table sets forth the credit ratings on both of these issues as of September 30, 2003:

	Moody’s Investors Services	Standard & Poor’s

Senior Notes	Baa3	BB+

Senior Subordinated Notes	Ba1	BB-

On October 16, 2003 Standard & Poor’s downgraded our Senior Notes to a BB rating and our Senior Subordinated Notes to a B+ rating, and placed us on credit watch with negative implications. In addition, on October 23, 2003, Moody’s Investor Service changed our rating outlook to negative from stable.

Item 3.                              Quantitative and Qualitative Disclosures about Market Risk.

Because our specialist equity activities on the NYSE and AMEX expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the auction process helps us to reduce risks by enabling us to incorporate up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a trading related risk management process which is designed to balance our ability to profit from our specialist activities with our exposure to potential losses. Our trading related risk management process includes participation by our executive operating committee, our floor management committee, our floor team captains and our specialists.

Executive Operating Committee.  Our executive operating committee is composed of three executive officers of LaBranche & Co. LLC. This committee is responsible for approving all risk management policies and trading guidelines for particular specialist stocks, after receiving input and proposals from the floor management committee. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

Floor Management Committee.  Our floor management committee is composed of seven senior floor specialists. This committee is responsible for formulating and overseeing our overall risk management policies and risk guidelines for each of our specialist stocks. In arriving at these policies and guidelines, our floor management committee considers the advice and input from our floor team captains. Our floor management committee meets with all floor team captains to review and, if necessary, revise the risk management policies for LaBranche & Co. LLC and/or for particular specialist stocks. In addition, a member of our floor management committee is always available on the trading floor to review and assist with any unusual situations reported by a captain. Our floor management committee reports to our executive operating committee about each of these situations.

Floor Team Captains.  We have 28 floor team captains who monitor the activities of LaBranche & Co. LLC’s specialists throughout the trading day from various positions at LaBranche & Co. LLC’s trading posts. The captains observe trades and constantly review trading positions on a real-time basis through our information systems. In addition, the captains are readily available to assist LaBranche & Co. LLC’s specialists in determining when to deviate from our policies and guidelines to react to any unusual situations or market conditions. The captains must report these unusual situations to floor management, including any deviations from our policies and guidelines. Captains meet with each specialist to evaluate the specialist’s adherence to our risk management policies and guidelines. Captains also meet to review risk policies and guidelines and, if appropriate, make new recommendations to the floor management committee.

Specialists.  LaBranche & Co. LLC’s specialists conduct auctions based on the conditions of the marketplace. In doing so, specialists observe our risk management policies and guidelines in tandem with their responsibility to create a fair and orderly market. Specialists must immediately notify a captain of any unusual situations or market conditions requiring a deviation from our policies and guidelines.

Our equity specialist operations on the AMEX are conducted by five equity specialists. We have one floor captain on the AMEX who monitors the trading activities of the AMEX equity specialists by observing trades and reviewing positions on a real time basis. The floor captain regularly communicates with management to ensure that our AMEX equity specialists adhere to all risk management policies set by LaBranche & Co. LLC’s executive operating committee.

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

Equity Market Risk

As a specialist on the NYSE, a high concentration of LaBranche & Co. LLC’s trading revenue is generated from its ten and twenty-five most profitable specialist stocks. However, the percentage of LaBranche & Co. LLC’s specialist trading revenue generated from its ten most profitable specialist stocks has decreased from 42.4% to 21.7% and 29.3% to 19.6% of total principal trading revenue for the three and nine months ended September 30, 2002 and 2003, respectively. The percentage of LaBranche & Co. LLC’s specialist trading revenue generated from its twenty-five most profitable specialist stocks has decreased from 64.7% to 39.9% and 50.0% to 37.3% of total principal trading revenue for the three and nine months ended September 30, 2002 and 2003, respectively. LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes continuously.

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

The following chart illustrates how the specified movements in the underlying securities prices of LSP’s entire portfolio would have impacted profits and losses from its trading activities:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2003	$610	$396	$(5)	$194	$(44)
June 30, 2003	(930)	(47)	(8)	295	610
September 30, 2003	3,963	144	(16)	176	2,486

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

In each of our segments, we rely heavily on our information systems in conducting our risk management. Accordingly, working in conjunction with the NYSE, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our significant growth over the past several years. Management members and floor captains at our NYSE and AMEX operations must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems give management instant access to specific trading information at any time during the trading day, including:

•                  our aggregate long and short positions;

•                  the various positions of each of our trading professionals;

•                  our overall position in a particular stock; and

•                  capital and profit-and-loss information on an aggregate, per specialist or per issue basis.

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

During 2002, we developed and implemented a business continuity plan which includes a comprehensive disaster recovery plan. We have a back-up disaster recovery center in New Jersey which has connectivity with our LaBranche & Co. LLC, LFSI and LSP subsidiaries. We are in the process of establishing a second back-up facility which will serve our LFSI and LSP subsidiaries in another New York state location and also will act as a secondary disaster recovery facility for our LaBranche & Co. LLC operations. We expect this second site to be fully operational by December 31, 2003.

Regulatory Risk

As registered broker-dealers, LaBranche & Co. LLC, LFSI and LSP are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. These subsidiaries are subject to SEC Rule 15c3-1, 15c3-3 and other requirements as adopted and administered by both the NYSE and AMEX.

LFSI must comply with the rules and regulations related to the custody of customers’ assets issued under the Securities Exchange Act of 1934 and by the exchanges of which it is a member. In addition, the recently-enacted USA Patriot Act requires U.S. financial institutions, including banks, broker-dealers, futures commission merchants and investment companies, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. LFSI has hired a compliance professional who is responsible for establishing and monitoring LFSI’s anti-money laundering practices.

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

PART II   OTHER INFORMATION

Item 1. Legal Proceedings

On April 22, 2003, the NYSE announced that it was reviewing the trading practices of several specialist firms, including our LaBranche & Co. LLC subsidiary. Initially, the NYSE advised that its investigation was focused on whether specialists had improperly intervened in natural matches between buyers and sellers – so-called “interpositioning.”

Over the course of the next several months, the NYSE Market Surveillance Division and Division of Enforcement took on-the-record testimony from 39 LaBranche & Co. LLC employees and LaBranche & Co. LLC produced to the NYSE approximately 70,000 pages of documents and many thousands of e-mails, but LaBranche & Co. LLC refused to produce personal e-mails of employees in order to protect their privacy rights and because these e-mails had no bearing on any of its business activities and were not at all relevant to the NYSE’s investigation. On July 18, 2003, the NYSE Division of Enforcement served LaBranche & Co. LLC with a “Charge Memorandum” asserting that LaBranche & Co. LLC had violated NYSE rules by refusing to produce the requested e-mails and thus failing to cooperate in the NYSE’s investigation. On August 27, 2003, a NYSE Hearing Panel determined that LaBranche & Co. LLC had failed to cooperate with the NYSE investigation, and in a written decision issued on September 4, 2003, the NYSE Hearing Panel ordered that LaBranche & Co. LLC be censured and fined $150,000. Shortly after the NYSE Hearing Panel announced its findings, but before the issuance of its formal decision, LaBranche & Co. LLC produced to the NYSE Division of Enforcement all the personal e-mails it had previously refused to produce. LaBranche & Co. LLC subsequently appealed the NYSE Hearing Panel’s decision to the NYSE’s Board of Directors on September 9, 2003, and requested that the Board of Directors reverse the Hearing Panel’s determination and imposition of penalty. A hearing with respect to this appeal is scheduled for December 3, 2003.

On September 26, 2003, the NYSE Division of Enforcement informed LaBranche & Co. LLC's representatives of its belief that interpositioning by LaBranche & Co. LLC specialists amounted in the aggregate to approximately $5.0 million during the three-year period 2000-2002. LaBranche & Co. LLC requested an opportunity to review the trading data supporting the NYSE Division of Enforcement’s position, but no data was furnished to LaBranche & Co. LLC in response to this request.

On October 15, 2003, the NYSE Division of Enforcement orally informed LaBranche & Co. LLC that a new NYSE Market Surveillance Division study, using different methodologies and criteria than previously used, indicated that LaBranche & Co. LLC specialists improperly traded ahead of customer orders in certain situations, and that this “specialist advantage” trading during the 2000-2002 period amounted in the aggregate to approximately $38.5 million. Again, LaBranche & Co. LLC requested an opportunity to review the data supporting the NYSE’s claim. After initially denying these requests, the NYSE delivered to LaBranche & Co. LLC’s representatives on October 29, 2003 a portion of the data alleged to support the NYSE’s positions regarding both “interpositioning” and “specialist advantage” trading. Another portion of data was received on November 7, 2003. LaBranche &

Co. LLC’s representatives have begun to analyze this data in cooperation with other NYSE specialist firms under investigation by the NYSE. LaBranche & Co. LLC has yet to receive any written documentation from the NYSE substantiating either the $5.0 million or the $38.5 million of alleged violations.

On October 16, 2003 the NYSE announced that it had determined to bring disciplinary action against the five largest NYSE specialist firms and seek to impose substantial fines against them by reason of their alleged trading ahead of customer orders in certain situations over the 2000-2002 period.

On October 17, 2003, the SEC issued a formal Order of Investigation with respect to the five largest NYSE specialist firms’ trading practices, and on October 30, 2003 issued to LaBranche & Co. LLC a subpoena seeking certain documents in connection with its investigation, many of which were previously furnished by LaBranche & Co. LLC to the NYSE and to the SEC’s Office of Compliance, Inspections and Examinations.

Based on the available data which LaBranche & Co. LLC and its outside consultants have reviewed thus far, we believe that LaBranche & Co. LLC has acted properly. The NYSE and SEC investigations are ongoing, however, and there can be no assurance as to the outcome of the investigations or the timing of their resolution. As a consequence and in accordance with our accounting policy, we have accrued a reserve for assessments in an amount estimated to be the minimum of the potential range of loss with respect thereto.

A number of purported class action proceedings were initiated against us and certain of our officers and directors in the United States District Court for the Southern District of New York. Certain of these lawsuits assert that by reason of LaBranche & Co. LLC’s allegedly illegal specialist trading activity during the period covered by the NYSE investigation, we violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by materially misrepresenting our financial performance during class periods alleged to have begun as early as August 1999 and to conclude on October 15, 2003 and that the named plaintiffs suffered economic harm by reason of the resulting decline in the public trading price of shares of our common stock. The remaining purported class action lawsuits have been commenced against us, certain of our officers and directors and other large NYSE specialist firms in the United States District Court for the Southern District of New York on behalf of persons or entities who purchased and/or sold shares of stocks of NYSE and American Stock Exchange listed companies for which the named firms acted as specialists during a class period alleged to have begun on October 17, 1998 and to conclude on October 15, 2003. Additionally, a purported shareholder derivative action proceeding has been initiated in the Supreme Court of the State of New York, New York County by two of our shareholders alleging breach of fiduciary duty by our directors and certain of our officers in connection with the alleged wrongdoing described above. As stated above, we believe that LaBranche & Co. LLC has acted properly. The defendants deny all allegations of wrongdoing in all of these proceedings. As also stated above, however, there can be no assurance as to the outcome of the NYSE and SEC investigations or the timing of their resolution and thus, there can be no assurance as to the ultimate outcome or timing of the resolution of these proceedings. As noted above, LaBranche & Co. LLC is still awaiting materials from the NYSE explaining the nature, scope and basis supporting the NYSE’s claims and, in turn, the claims in the class and derivative action proceedings described in this paragraph. As a consequence, we are unable to estimate the amount or potential range of loss with respect thereto.

The range of possible resolutions in both the NYSE and SEC investigations and the class action proceedings against us could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such investigations and suits, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

32.2

Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

(b)	Reports on Form 8-K.

None

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2003	LABRANCHE & CO INC.

	By:	/s/ Harvey S. Traison
	Name:	Harvey S. Traison
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.

32.2

Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.