Form 10-K
period 2003-12-31
LABRANCHE & CO INC
filed 2004-03-15
CIK 1089044

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-15251

LaBRANCHE & CO INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4064735 (IRS Employer Identification No.)
One Exchange Plaza, New York, New York 10006 (Address of Principal Executive Offices)	10006 (Zip Code)
(212) 425-1144 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:	Common Stock, par value $0.01 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2. Yes ☒    No ☐

        The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on June 30, 2003, was approximately $527,938,000.

        The number of shares of Common Stock outstanding as of March 12, 2004 was 59,817,433.

DOCUMENTS INCORPORATED BY REFERENCE

        As stated in Part III of this Annual Report on Form 10-K, portions of the registrant's definitive proxy statement for the registrant's 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

        This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about the registrant's industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, the registrant undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports or documents the registrant files from time to time with the Securities and Exchange Commission.

Item 1.    BUSINESS.

Overview

        LaBranche & Co Inc. ("LaBranche") is a holding company that is the sole member of LaBranche & Co. LLC and LaBranche Structured Products, LLC ("LSP") and LaBranche Structured Products Specialists, LLC ("LSPS"), the sole stockholder of LaBranche Financial Services, Inc. ("LFSI") and LABDR Services, Inc. ("LABDR"), and the sole owner of LaBranche & Co. B.V. ("BV"). Founded in 1924, LaBranche & Co. LLC, a registered broker-dealer, is one of the oldest and largest specialist firms on the New York Stock Exchange ("NYSE") and is as a specialist in equity securities on the American Stock Exchange ("AMEX"). LFSI, a registered broker-dealer and a member of the NYSE and other exchanges, provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, Exchange-Traded Funds ("ETFs") and futures on the AMEX and the New York Board of Trade ("NYBOT"), is a market-maker in ETFs, futures and options on several exchanges. LSPS was organized in February 2004 to be a specialist in ETFs traded on the NYSE, but has yet to commence operations. LABDR was recently incorporated to provide disaster recovery services and back-up facilities to other LaBranche subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC's European listed companies.

        We are a Delaware corporation that was incorporated in June 1999. Our principal executive offices are located at One Exchange Plaza, 25th Floor, New York, New York 10006, and our telephone number is (212) 425-1144. Our Internet address is www.labranche.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). These filings also are available on the SEC's website at www.sec.gov.

        Also available on our website are our Corporate Governance Guidelines, our Code of Conduct (applicable to all our directors, officers and employees) and the charters for our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. Within the time period required by the SEC and the NYSE, if applicable, we will post any amendment and/or any waiver of our Code of Conduct.

        We currently view our business as operating principally in two separate segments: the Specialist segment and the Execution and Clearing segment.

        Our Specialist segment currently includes the operations of LaBranche & Co. LLC, LSP, LABDR and BV. As of December 31, 2003, the entities within our Specialist segment were specialists on the NYSE, the AMEX and the NYBOT, as well as market-makers on the AMEX, NYBOT, Chicago Board Options Exchange ("CBOE") and Philadelphia Stock Exchange ("PHLX"). Collectively, our Specialist segment is the specialist for 578 common stock listings on the NYSE and 108 common stock listings, 213 options listings, four futures and three ETFs on the AMEX and NYBOT, and is a market-maker for approximately 115 ETFs, 50 options and four futures on various exchanges.

        Our Execution and Clearing segment currently includes the operations of LFSI, which provides securities execution and clearing services to retail and institutional clients and correspondents. LFSI's central focus is to bring the customer closer to the point of sale and provide price discovery at the highest possible speed and lowest possible cost.

        Compensation and related benefits for certain employees and certain company-wide professional fees are allocated to our two principal business segments. However, certain revenues and administrative and corporate overhead expenses, which consist primarily of interest on our public debt, are not specifically allocated to our two principal business segments and thus are treated as "other" revenues and expenses. A description of our principal business segments is presented below.

Our Specialist Segment

The Specialist Industry

        The NYSE is currently the largest securities market in the world. At year-end 2003, the global market capitalization of all shares listed on the NYSE was approximately $17.3 trillion and the NYSE had nearly 2,800 listed companies, including approximately 470 non-U.S. companies from approximately 50 countries.

        The NYSE's average daily trading volume for 2003 was 1,398.4 million shares, down slightly from 1,441.0 million shares in 2002.

        All trading of securities on the NYSE is conducted through an auction process. The auction process for each security is managed by the exclusive specialist for that security. The specialist is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in its specialist stocks. The number of specialist units on the NYSE has decreased substantially over the past several years due to consolidation within the industry. There are currently seven NYSE specialist firms, of which the five largest, as ranked by number of specialist stocks, were responsible for 95.6% and 95.8% of the average daily share volume traded in 2003 and 2002, respectively.

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

        Specialist firms compete for the original listing of stocks through an allocation process organized by the NYSE. As part of this allocation process, companies seeking a listing may select a specialist firm in one of two ways. Under the first method, the NYSE's allocation committee selects the specialist firm based on specific criteria. Under the second method, available since March 1997, the listing company requests that the allocation committee select three to five potential specialist firms suitable for the stock, based on criteria specified by the listing company. The listing company then has the opportunity to meet with each specialist firm identified by the allocation committee. Within one week after meeting the competing specialist firms, the listing company must select a specialist firm. Currently, substantially all companies seeking a listing on the NYSE opt to make the final choice of their own specialist firm under the second allocation method.

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

        The specialist firm's decision to buy or sell shares of its specialist stocks as principal for its own account may be based on obligation or inclination. For example, the specialist firm may be obligated to buy or sell its specialist stock to counter short-term imbalances in the prevailing market, thus helping to maintain a fair and orderly market in that stock. At other times, the specialist firm may be inclined to buy or sell the stock as principal based on attractive opportunities. The specialist firm may trade at its election so long as the trade will contribute to a fair and orderly market. In actively-traded stocks, the specialist firm continually buys and sells its specialist stocks at varying prices throughout each trading day. The specialist firm's goal and expectation is to profit from differences between the prices at which it buys and sells these stocks. In fulfilling its specialist obligations, however, the specialist firm may, at times, be obligated to trade against the market, adversely impacting its profitability. In addition, the specialist firm's trading practices are subject to a number of restrictions, as described in "NYSE and AMEX Rules Governing Our Specialist Activities."

Recent Trends in NYSE Trading

        Specialist firms generate revenues by executing trades, either as agent or principal, in their specialist stocks. Accordingly, the specialist firms' revenues are significantly impacted by the share volume of trading on the NYSE. Over the last several years, the annual growth of trading volume has diminished. For instance, the compound annual growth rate of trading volume was 24.3% from 1998 through 2000, compared to 6.2% during 2001 through 2003. The declining growth of trading volume in recent years is principally the result of the decrease in the average annual equity mutual fund inflow from $218.0 billion during the period from 1998 through 2000 to $52.0 billion during the period from 2001 through 2003, which, in turn, may be further attributed to:

  •
  weak corporate earnings and a decline in investor confidence in the general state of the economy;

  •
  revelations of numerous accounting and corporate governance irregularities; and

  •
  uncertainty surrounding terrorist attacks and increased geopolitical tension.

        In addition to the declining annual growth of trading volume on the NYSE, several other factors negatively impacted specialists' revenues during 2003, including:

  •
  the decrease in the level of volatility of stock prices as measured by the CBOE's Volatility Index®, a key measure of market expectation of near-term volatility and investor sentiment. As volatility in markets diminishes, the need for specialists to employ capital to mitigate volatility decreases, which in turn reduces specialists' level of principal participation;

  •
  the increase in program trading as a percentage of total NYSE average daily share volume. Program trading has resulted in large orders being divided into smaller orders and subsequently executed through the NYSE's SuperDOT® system. As a result, specialists principal participation is diminished; and

  •
  the decrease in the percentage of trades in NYSE-listed stocks being executed on the floor of the NYSE.

Despite the significant increases in the major stock indices during 2003, including the Dow Jones Industrial Average, S&P 500 Index and the NYSE Composite Index, the combination of the aforementioned factors adversely affected our specialist operations.

        The majority of trades in NYSE-listed stocks take place through NYSE specialist firms. In 2003, specialist firms handled 79.5% of trades in NYSE-listed stocks as compared to 82.0% in 2002. The percentage of trades in NYSE-listed stocks on the floor of the NYSE is affected as follows:

  •
  some stocks are listed on multiple exchanges, such as regional exchanges, and trades take place on those exchanges; and

  •
  NYSE-listed stocks may be traded off the NYSE in the over-the-counter market and in alternative trading systems ("ATSs").

        Technological advances have contributed to increased trading through ATSs, such as electronic communications networks, or ECNs, and electronic crossing systems. While the first ECN was created in 1969, most of the others currently in operation were started only during the past several years. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, professional traders or brokerage firms. Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges.

        Despite the presence of these ATSs, to date, there has been only a slight decline in the percentage of equity shares traded on the NYSE. The percentage of annual trading of NYSE-listed stocks on the NYSE has ranged from 79.5% to 84.0% for the past five years. The decline in the NYSE's share of trading volume from 82.0% in 2002 to 79.5% in 2003 was primarily due to the increase in low-priced NYSE stocks being traded on other markets. It is unclear, however, how ATSs and other new technologies will affect the future percentages of trading in listed stocks conducted on the NYSE.

        In response to the development of ATSs, in 2001 the NYSE launched Network NYSE, a suite of market information and auto-execution products offering new choices to different types of customers. Some examples of these products include:

  •
  NYSE Direct+®, an automatic execution service for limit orders up to 1,099 shares, enabling investors to automatically execute orders at the national best bid offer;

  •
  NYSE OpenBook(SM), an online market data product allowing subscribers to view information on the NYSE limit order books; and

  •
  Institutional Express(SM), an electronic gateway to satisfy large order requirements and the growing information needs of NYSE member firms and their institutional customers.

        The NYSE has recently proposed to broaden the access and functionality of its NYSE Direct+® automatic execution system by eliminating the rule requiring at least 30 seconds between orders for the same customer, eliminating the 1,099-share size limit for orders on NYSE Direct+® and adding market orders to the types of orders eligible for NYSE Direct+®. If the SEC approves the NYSE's proposals, the NYSE may qualify as a "fast market" under proposed SEC changes to the so-called "trade through" rule described below in "NYSE and AMEX Rules Governing Our Specialist Activities." We believe that the proposed enhancements to NYSE Direct+® should enable the NYSE to remain competitive for order flow by offering a combination of best price, high liquidity and fast execution.

Our Specialist Operations

  Our NYSE and AMEX Equity Specialists

        Our NYSE and AMEX equity Specialist operations are conducted through our LaBranche & Co. LLC subsidiary. As a specialist in equity securities and rights listed on the NYSE and in equity securities on the AMEX, LaBranche & Co. LLC's role is to maintain, as far as practicable, a fair and orderly market in its specialist stocks. In doing so, it provides a service to its listed companies, and to the brokers, traders and investors who trade in its specialist stocks. As a result of our commitment to providing high quality specialist services, we have developed a solid reputation among our constituencies, including investors, members of the Wall Street community and our listed companies.

        While our Specialist business has grown considerably since our 1999 initial public offering, our net income has weakened over the past several years. Revenues from our Specialist operations have decreased from $395.7 million in 2001 to $256.6 million in 2003. Since our initial public offering, we have increased the number of our listed companies and specialist market share both internally and through acquisitions. Since the NYSE implemented its new specialist allocation process in March 1997, we have been selected by 145 new listed companies, resulting from 310 listing interviews through December 31, 2003. In addition, we have acquired eleven specialist operations since 1997, adding approximately 500 NYSE common stocks and 52 AMEX common stocks. As a result of internal growth and selective acquisitions, our LaBranche & Co. LLC subsidiary currently is the leading NYSE specialist as illustrated by the following data:

  •
  the dollar volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2003 was $2.5 trillion, or 26.9% of total 2003 NYSE dollar volume, and was $2.7 trillion in 2002, or 27.2% of total 2002 NYSE dollar volume;

  •
  the share volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2003 was 94.5 billion, or 28.3% of total 2003 NYSE share volume, and was 102.1 billion in 2002, or 28.7% of total 2002 NYSE share volume; and

  •
  as of December 31, 2003, the total number of LaBranche & Co. LLC's NYSE common stock listings was 578, or 22.4% of all NYSE common stock listings, and as of December 31, 2002, its total number of NYSE common stock listings was 589, or 22.8% of all NYSE common stock listings.

By these three measurements, LaBranche & Co. LLC was the largest NYSE specialist firm as of December 31, 2003 and 2002. In addition, LaBranche & Co. LLC acted as the specialist for 258 other NYSE-listed securities (e.g., preferred stocks and derivative securities).

        As of December 31, 2003, our listed companies included:

  •
  103 of the S&P 500 Index companies; and

  •
  nine of the 30 companies comprising the Dow Jones Industrial Average ("DJIA"). Our DJIA stocks are 3M Co., Altria Group, Inc., American Express Company, AT&T Corp., E.I. du Pont de Nemours and Company, Eastman Kodak Company, Exxon Mobil Corporation, Merck & Co. Inc., and SBC Communications Inc.

  Our AMEX Options and ETF Operations

        Through September 25, 2002, our AMEX specialist operations for both equities and options were conducted entirely by LaBranche & Co. LLC. Since then, we have conducted our options, ETFs and other derivatives specialist and market-making business activities on the AMEX, NYBOT, CBOE and PHLX through our LSP subsidiary. Our equity specialist activities on the AMEX continue to be conducted by LaBranche & Co. LLC.

        During 2003, LSP's operations expanded substantially. In April 2003, LSP formed an options specialist joint account on the AMEX with Botta Capital Management, LLC. Under this arrangement, LSP holds a 66% interest in the net profits of the joint account with respect to approximately 60 option listings. In November 2003, LSP obtained an additional 22 option listings from another AMEX firm. LSP also gained approximately 20 listings though the AMEX allocation process during 2003. In addition, LSP expanded its market-making activities to different derivative products as well as other financial markets. As of December 31, 2003, LSP acted as the specialist for 213 options, four futures and three ETFs listed on the AMEX and NYBOT, and acted as a market-maker in 115 ETFs, 50 options and four futures on various other exchanges.

        LSP is responsible for creating a fair and orderly market in the trading of its specialist options, ETFs and futures. In doing so, LSP may at times be obligated to trade against the market, adversely impacting the profitability of the trade or creating a position that may not necessarily be desired. To hedge the risk of its derivative positions, LSP may buy or sell the underlying asset(s).

        As a registered market-maker in options, ETFs and futures, LSP has an obligation generally to engage in a course of dealings that is reasonably calculated to contribute to the maintenance of a fair and orderly market. LSP also may hedge these positions with the underlying assets or other financial instruments.

  Our Specialist Support Services

        In April 2002, BV was organized to represent LaBranche & Co. LLC in European markets and to provide client services to LaBranche & Co. LLC's European listed companies. BV was established under Dutch law, and its office is in Amsterdam. Through a services agreement, BV provides monitoring and trading services for LaBranche & Co. LLC's specialist stock positions, as specifically directed by appropriately designated LaBranche & Co. LLC personnel. In addition, BV markets the services of our specialist entities to existing and prospective European companies.

        For detailed financial information in connection with our Specialist segment, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Specialist Segment Operating Results" and Note 17 to the Financial Statements filed herewith.

NYSE and AMEX Rules Governing Our Specialist Activities

        Under NYSE and AMEX rules, a specialist has a duty to maintain, as far as practicable, a fair and orderly market in its specialist securities. In order to fulfill its obligations, the specialist must at times trade for its own account, even when it may adversely affect the specialist's profitability. In addition, under some circumstances, the specialist is prohibited from making trades as principal in its specialist stocks. The specialist's obligations are briefly described below.

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

  •
  If a public buyer wants to buy at a particular price and a seller wants to sell at the same price, the buyer and seller trade directly with each other, without specialist interaction;

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

        In addition, the specialist cannot be in a control relationship with any of its listed companies. Generally, this means a specialist may not acquire more than 5% of any common or preferred issue of its specialist stocks and may not own 10% or more of any common or preferred stock. A specialist may not hold any position as an officer or director with, receive payments or loans from, or engage in certain business transactions with any of its listed companies.

        New SEC-Proposed Market Rules.    On February 26, 2004, the SEC proposed new rules, which are designed to modernize the regulatory structure of the U.S. equity markets. Among the rules proposed by the SEC is a modification of the so-called "trade-through rule," which requires that orders for exchange-listed stocks (except ETFs) be executed at the best price, regardless of the potential added time it would take to get that best price. The rule proposal would allow "fast" automated markets to

"trade through" the best price of a "slow" non-automated market and enable the investor to make the trade on the fast market, so long as the price is within five cents of the national best bid and offer. The NYSE has recently proposed to enhance its NYSE Direct+® automated execution system which, if approved, may qualify the NYSE as a "fast market" within the meaning of these SEC proposals. However, an additional proposal by the SEC would allow investors to "opt out" of trade-through protection and trade on any market, regardless of price. This proposed SEC rule could cause a reduction of trading volume on the NYSE, thereby reducing our revenues derived from acting as specialist on the NYSE. If the SEC does not deem the NYSE a "fast market" or a significant amount of investors choose to "opt out" of trade-through protection, our revenues could be materially adversely affected.

Listed Company Services

        We are committed to providing our listed companies with a high level of service, in addition to our specialist functions on the trading floor. We have a Corporate Relations Department consisting of 15 full-time employees devoted to serving our listed companies. The most important function of the Corporate Relations Department is to provide current market information to our listed companies.

        In addition, we keep management of our listed companies informed on general market trends. We organize annual educational conferences that review trends in the securities industry and equity markets. For newly listed companies on the NYSE, we provide additional investor relations support services to assist the companies with their transition to the NYSE. These services add significant value for companies considering a listing on the NYSE.

Competition in the Specialist Industry

        We obtain each of our new listings on the NYSE and AMEX by participating in an allocation process. As part of this process, either the allocation committee of the NYSE or AMEX, or the listing company chooses the specialist firm. We compete with other specialist firms based on a number of factors, including:

  •
  the strength of our capital base;

  •
  our willingness to commit our own capital and trade for our own account while conducting our specialist operations; and

  •
  the ancillary services we offer our specialist companies, such as providing information on the trading activities in their stocks.

        The specialist industry experienced a vast and accelerated consolidation over the past several years. In 2003, the five largest specialist units as ranked by their number of specialist stock listings accounted for 95.6% of the daily share volume traded on the NYSE as compared to 95.8% in 2002. The competition for obtaining newly listed companies is intense. We expect competition to continue and intensify as some of our competitors may have greater financial resources and product service offerings.

Our Specialist Segment's Competitive Position

        We are committed to providing the highest quality service to our various constituencies. Our strong competitive position is based on the following factors:

  •
  Leading Position in the Specialist Market. We have a long-standing reputation as one of the leading specialist firms on the NYSE and have established and are expanding our presence on the AMEX. We have successfully grown our business and improved our services through widely varying market conditions. Trading in the stocks for which we were the specialist during 2003 accounted for 26.9% of the dollar volume and 28.3% of the share volume traded on the NYSE.

    By these measures, we were the largest specialist firm on the NYSE. As of December 31, 2003, we were the specialist for 578 common stocks listed on the NYSE, 108 common stocks, 213 options, four futures, and three ETFs listed on the AMEX and NYBOT. Of our NYSE common stock listings, 133 were non-U.S. listings as of December 31, 2003.

  •
  Diverse and High Quality Specialist Stocks. Our listed companies operate in a variety of industries including financial services, media, oil and gas, retail, technology and telecommunications. Many of our listed companies are leaders in their respective fields. They range in market capitalization from some of the smallest on the NYSE and AMEX to some of the largest and most well-known. Being the specialist in the stocks of industry leaders could benefit us as these leading companies expand their businesses through internal growth and acquisitions.

  •
  Strong Skills. We utilize our strong trading skills to actively participate as principal in our specialist stocks. We significantly improve liquidity in our specialist stocks, particularly during periods of market volatility. In 2003, approximately 26.6% of our trades were as principal as compared to an average of approximately 25.0% for all NYSE specialists.

  •
  Innovative Customer-Oriented Services. We provide our listed companies with a high level of service (e.g., detailed information on the trading activity of their stocks), in addition to our specialist functions on the trading floor and provide customized support services to assist in their investor relations efforts.

  •
  Completed Acquisitions. Since 1997, we have acquired eleven specialist operations adding approximately 500 NYSE common stocks and 52 AMEX common stocks, solidifying our position as one of the leading NYSE specialist firms, as well as establishing and expanding our presence on the AMEX.

Our Execution and Clearing Segment

Recent Trends in Execution and Clearing Industry

        During the last few years, the traditional clearing industry has experienced a major consolidation, resulting in a small number of highly capitalized and extremely focused competitors. Utilizing enormous scale, the top few competitors in the business have captured a dominant share of the correspondent clearing market while providing retail sales organizations with a cost effective and dependable operations platform. This business is highly specialized, requires significant balance sheet resources and has become dominated by large commercial and investment banks.

        As electronic delivery methods and clearing procedures proliferate, the cost of providing executions has dropped and there has been an accompanying drop in the general level of commissions. The contraction in financing activity and flow of money to mutual fund managers have pressured both the "buy" and "sell" sides severely. With the resumption of economic growth and the return of financing activity, we believe that industry capacity should be more fully utilized and commissions should stabilize.

Our Execution and Clearing Operations

        Our execution and clearing segment provides securities clearing, trade execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and other broker-dealers. The Execution and Clearing segment also provides direct-access floor brokerage services to our institutional customers.

        Unlike traditional clearing firms, LFSI is not focused on the commoditized, bulk clearance, custody and execution business. Rather, it targets specialized lines of business where flexibility, technological expertise and a highly versatile execution and clearance platform provides us with a competitive advantage. LFSI's central focus is to bring the customer closer to the point of sale and provide price discovery at the highest possible speed and lowest possible cost.

        Our Institutional Execution Group ("IEG") specializes in providing institutions with personalized service by reacting to their execution needs. IEG's primary focus is to provide institutional customers with timely executions at the best price with minimal market impact. IEG offers the ability to both execute and clear trades on the NYSE, AMEX and NASDAQ/OTC with seamless straight-through processing from order origination to trade execution. Customers of IEG can also utilize its web-based technology to preserve anonymous representation of their orders on the NYSE trading floor and other venues. IEG also provides soft dollar execution and administrative services to institutional customers.

        IEG's growth strategy has two focuses. The first is to maintain the best and newest technologies in accommodating all execution styles in any environment. Several third party electronic trading conduits, as well as internally developed products, are installed on our desks. We are developing a purely electronic platform to participate in the VWAP (Volume Weighted Average Price) and program trading business, which now accounts for nearly 50% of NYSE volume. The second is to leverage our quality infrastructure by growing head count and expanding geographically. We have opened satellite offices in Massachusetts, Minnesota and Connecticut. In its second year of operations, IEG has an active relationship with well over 140 institutional accounts and is actively prospecting nationwide.

        For detailed financial information in connection with our Execution and Clearing segment, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Execution and Clearing Segment Operating Results" and Note 17 to the Financial Statements filed herewith.

Regulatory Matters

        The securities industry in the United States is subject to regulation under both Federal and state laws. In addition, the SEC, the NYSE, AMEX and other regulatory organizations require compliance with their rules and regulations.

        Our broker-dealer subsidiaries, LaBranche & Co. LLC, LFSI and LSP, are subject to regulations concerning operational and financial aspects of their respective businesses. They are subject to registration requirements of various government entities and self-regulatory organizations, commonly referred to as SROs, with which they must comply before they can conduct business. They are also subject to laws, rules and regulations requiring them to comply with financial reporting rules, trade practices, capital structure obligations and record retention requirements. Failure by any of our broker-dealer subsidiaries to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of its directors, officers or employees and other negative consequences, which could have an adverse effect on our business. From time to time, in the ordinary course of business, we have been subject to fines for violations of such laws, rules or regulations. In particular, we recently agreed in principle with the NYSE and the staff of the SEC, subject to final approval by the SEC, to a settlement of the NYSE's and SEC's recent investigation of NYSE specialist trading activity. See "Item 3. Legal Proceedings," for a detailed description of these proceedings.

        LaBranche & Co. LLC and LSP are under constant review by the NYSE and other exchanges on which they transact on all aspects of their operations and financial condition. In particular, as part of the price discovery mechanism implemented by the NYSE, every NYSE specialist transaction is published immediately on the tape and broadcast worldwide. The NYSE's Market Surveillance Division employs sophisticated monitoring and stringent rules approved by the SEC in its examination of NYSE specialists' trading in all stocks.

  Capital Requirements

        Our broker-dealer subsidiaries are also subject to net capital requirements as required by SEC Rule 15c3-1, and net liquid asset requirements as required by the NYSE and AMEX. Please see the "Liquidity and Capital Resources" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations" for our broker-dealer subsidiaries' capital requirements and actual amounts.

        Failure to maintain the required net capital and/or net liquid assets by any of our broker-dealer subsidiaries may subject it to suspension or revocation of SEC registration or suspension or expulsion by the respective exchanges of which it is a member.

Employees

        As of December 31, 2003, we had 597 full-time employees. As of February 27, 2004, we had 584 full time employees of which 440 were employed at our Specialist segment, 108 were employed at our Execution and Clearing segment, and 36 were employed at LaBranche. Of the total 584 full time employees, 106 were NYSE specialists, 11 were AMEX specialists, 37 were registered representatives, 244 were trading assistants, and the remaining 186 employees worked in clearing operations, corporate relations, management, administration, finance and other departments.

        Our employees are not covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage. We consider our employee relations to be good.

Risk Factors

        The following risk factors should be carefully considered in evaluating us and our business because they have a significant impact on our business, operating results, financial condition, and cash flows. If any of these risks actually occurs, our business, financial condition, operating results and/or cash flows could be harmed.

        The regulatory environment in which we operate may change, making it difficult for us to maintain our levels of profitability.

        The regulatory environment in which we operate is subject to changes which could adversely affect our financial condition and results of operations. Most notably, the NYSE's recent proposed changes in its automated trade execution system and the SEC's recent proposed structural changes in the U.S. equity trading markets may have an adverse effect on our business.

        On February 5, 2004, the NYSE proposed rules eliminating three current trading restrictions—the 30-second limitation for NYSE Direct+® (the NYSE's automatic trade execution system) orders entered for an account in which the same person is directly or indirectly interested (currently, only one NYSE Direct+® order can be entered for the same customer per 30-second interval) and the 1,099-share size limit for NYSE Direct+® orders—and allowing market orders to trade via the NYSE's Direct+® system (currently, only limit orders are eligible to trade via the NYSE's Direct+® system). If approved by the SEC, these changes would be implemented in phases to ensure that the NYSE and order-routing vendors can make necessary technology changes and so that the NYSE can evaluate their initiative at each stage and make any changes that are appropriate.

        In addition, on February 26, 2004, the SEC proposed new rules which would require, subject to certain exceptions, that every "order execution facility" (i.e., every national securities exchange, national securities association that operates an order execution facility, alternative trading system, exchange specialist and market-maker, OTC market-maker, block positioner and any other broker or dealer that executes orders internally by trading as principal or crossing orders as agent), establish, maintain and enforce polices and procedures reasonably designed to prevent the execution of a "trade-through" (viz., the execution of an order at a price that is inferior to a price displayed in another market) in its market. This requirement would apply to all incoming orders in "NMS Stocks"—all NASDAQ, NYSE and AMEX-listed stocks—and to any order execution facility that executes orders internally within its market, whether or not that market posts its best bid and offer in the consolidated quote system. The two major exceptions to this requirement, however, would (1) allow customers (and broker-dealers trading for their own accounts) to "opt-out" of the protections of the rule by providing informed consent to the execution of their orders, on an order-by-order basis, in one market without regard to the possibility of obtaining a better price in another market, and (2) take into account the differences between the speed of execution in electronic versus manual markets by providing an automated market with the ability to trade-through a non-automated market at a price up to a certain amount away from the best bid or offer displayed by the non-automated market.

        While the effect on our business operations of adoption of the NYSE's and SEC's proposed rule changes, either in their current form or in a modified form, cannot be predicted with certainty, it is possible that the proposed rule changes will result in an increase in the number of trades of NYSE-listed stocks executed away from the NYSE floor, thus adversely affecting our future NYSE specialist trading revenues.

        It also may be difficult for us to comply with other new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities and self-regulatory organizations, commonly referred to as "SROs," including the NYSE and the AMEX. Failure to comply would have an adverse effect on our business, financial condition and/or operating results. Other changes in the interpretation or enforcement of existing laws and rules by the SEC, these governmental authorities and SROs also could have an adverse effect on our business, financial condition and/or operating results.

        Our or our employees' failure to comply with applicable laws and regulations could result (and have resulted) in substantial fines and other penalties.

        On February 17, 2004, we announced an agreement in principle with the NYSE and the staff of the SEC to settle the pending investigations by the NYSE and SEC concerning specialist trading activity. The agreement in principle is subject to final approval by the SEC and the signing of definitive settlement papers. We announced our understanding that the settlement will take the form of an administrative order with findings based on a neither admit nor deny offer of settlement. The findings, neither admitted nor denied, will include violations of Section 11(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and rules promulgated thereunder concerning specialist trading, including the requirement that a specialist maintain a fair and orderly market, and violations of Section 15(b)(4)(E) of the Exchange Act, including failure to supervise with respect to certain transactions in which one or more employees allegedly violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Pursuant to the agreement in principle, and without admitting or denying any wrongdoing, we announced that we will pay a total of $63.5 million in restitution to customers and civil penalties for certain trades that occurred during the five-year period from 1999 to 2003. Of the total $63.5 million, $41.6 million represents restitution and $21.9 million represents civil penalties. The settlement represents a subsequent event reportable for 2003 under accounting principles generally accepted in the United States of America, and we have recorded a $63.5 million pre-tax charge for 2003. It is our understanding that the four other largest NYSE specialist firms also settled the pending investigations concerning their specialist trading activity during the 1999 to 2003 period. As noted, the agreement is an agreement in principle subject to final approval by the SEC and the signing of definitive settlement papers. There can be no assurance that a final agreement will be concluded or concerning the outcome of the investigations if a final agreement is not concluded.

        As demonstrated by the SEC and NYSE investigations of NYSE specialist trading, we are subject to extensive regulation under both federal and state laws. In addition, the SEC, NYSE, NASD, AMEX, other SROs and state securities commissions require strict compliance with their respective rules and regulations. Our or our employees' failure to comply with any of these laws, rules or regulations could result in serious adverse consequences to us. As a result of our acquisitions since 1997, the consequent increase in the number of our employees and our lack of experience working with these employees, the risk that we will not detect or prevent employee misconduct has increased.

        Employee misconduct is difficult to detect and prevent and could result in losses. There have been a number of highly publicized cases involving fraud, stock manipulation or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. Misconduct by employees could include binding us to transactions that exceed authorized limits or present unacceptable risks, or hiding from us unauthorized or unsuccessful activities, which, in either case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputational or financial harm.

        If there are any additional investigations or actions against us or any of our subsidiaries, such investigations or actions could result in settlements, determinations or judgments requiring substantial payments by us, including the costs of defending such investigations or actions, the imposition of substantial sanctions, fines or penalties and the suspension or revocation of our registration with the SEC as a broker-dealer or our suspension or expulsion as a member firm of the NYSE and AMEX, in which case we would be unable to operate our business.

        We also are subject to the risks of securities laws liability and related civil litigation.

        Many aspects of our business involve substantial risks of legal liability. A specialist is exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NYSE and the AMEX. As previously noted, we recently agreed in principle with the NYSE and the staff of the SEC, subject to final approval by the SEC and the execution and delivery of definitive settlement papers, to settle the SEC and NYSE specialist trading investigations initiated by the NYSE more than one year ago. Under the agreement in principle, we will be required to pay a total of $63.5 million in restitution to customers and civil penalties.

        The NYSE and SEC investigations of our NYSE specialist trading practices have also resulted in the initiation of a number of purported class action proceedings against us and certain of our officers and directors in the United States District Court for the Southern District of New York and other proceedings in other courts, all of which are described under the heading "Legal Proceedings" in Item 3 below. Another action has been commenced by five entities against four national securities exchanges and 35 securities brokers (including our LSP subsidiary), in the United States District Court for the Northern District of Illinois, alleging that LSP conspired with the other defendants by allegedly failing to execute orders, canceling orders and refusing to cancel orders for the purchase and sale of options, which also is described under the heading "Legal Proceedings" in Item 3 below.

        While we deny the allegations of wrongdoing against us in these actions, there can be no assurance as to the ultimate outcome or timing of their resolution. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such investigations and suits, which could have a material adverse effect on our financial condition, results of operations and cash flows.

        We also are subject to the risk of civil litigation and claims in the ordinary course of our business operations. In particular, LFSI, as successor in interest to ROBB PECK McCOOEY Clearing Corporation ("RPMCC"), has been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of RPMCC's business operations. It is possible that we could incur significant legal expenses in defending ourselves against these and future lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

  We have significant debt obligations.

        As of December 31, 2003, we had outstanding total consolidated debt in the principal amount of approximately $377.9 million, excluding subordinated liabilities related to contributed exchange memberships. LaBranche & Co. LLC also may borrow, subject to certain conditions, up to $200.0 million in order to finance its specialist security positions under a line-of-credit with a U.S. commercial bank. Our significant level of debt could have important consequences, including the following:

  •
  our ability to obtain additional financing to fund future growth, working capital, capital expenditures, debt service requirements or other purposes may be impaired;

  •
  our ability to use operating cash flow in other areas of our business will be limited because we dedicate a substantial portion of these funds to make principal and interest payments;

  •
  we may be hindered from competing with other firms in our industry; and

  •
  our amount of debt may limit our flexibility to adjust to changing market conditions, changes in our industry and economic downturns.

        Our ability to satisfy our debt obligations will depend upon our future operating performance and our ability to refinance or repay our existing indebtedness or obtain additional debt or equity financing. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. In addition, LaBranche & Co. LLC, LFSI, LSP and LSPS are subject to strict rules regarding capital requirements and withdrawals of capital from, and in some cases, other distributions by, a broker-dealer. These regulations could prevent us from obtaining funds necessary to satisfy our debt obligations. If we cannot generate sufficient cash flow from operations to meet our debt obligations, we will need to refinance our debt obligations, obtain additional financing or sell assets. We cannot be sure that our business will generate cash flow or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

        Our inability to refinance or otherwise repay our Senior Notes by August 24, 2004 could materially and adversely affect us.

        Our Senior Notes in the aggregate principal amount of $100.0 million mature in August 2004. Our management currently is exploring several alternatives for refinancing all (or at least a substantial portion) of the Senior Notes in order to enable us to repay the Senior Notes and accrued interest when due. As part of this effort, we have secured from a major financial institution a commitment to fund a $25.0 million revolving credit facility which, subject to the satisfaction of certain conditions (including the execution of satisfactory credit documentation) and our compliance with certain covenants, will be available if necessary, to fund in part our repayment of the Senior Notes. We cannot assure you that we will be able to refinance the Senior Notes. If we are unable to refinance the Senior Notes prior to their maturity, we may attempt to repay the Senior Notes without impairing our core specialist business operations by borrowing under the $25.0 million revolving credit facility described above, by disposing of certain of our investment assets, scaling back or liquidating certain of our non-core specialist operations, disposing of certain of our non-core business assets and/or selling additional shares of our common stock. One or more of such steps may be necessary in view of the recent level of our cash flow from operations, our working capital needs, the net liquid asset requirements under NYSE and AMEX rules, the capital requirements under SEC regulations and other liquidity factors, as well as the recent tentative settlement of the SEC's and NYSE's investigations of our NYSE specialist trading activity.

        In the event we are unable to refinance or repay the Senior Notes when due, such inability would be deemed an "event of default" under the indenture governing the Senior Notes. A default in repayment of the Senior Notes would also trigger an "event of acceleration" under certain of our other indebtedness, including the Senior Subordinated Notes, requiring immediate repayment of such other indebtedness. Such events of default and acceleration would materially and adversely affect our business and financial condition.

        Our ability to take certain actions are restricted by the terms of our indebtedness.

        The covenants in our existing debt agreements, particularly the indentures governing our Senior Notes and Senior Subordinated Notes, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These covenants limit or restrict our ability to:

  •
  incur additional debt;

  •
  pay dividends;

  •
  repurchase our securities;

  •
  make certain investments;

  •
  create liens on our assets;

  •
  transfer or sell assets;

  •
  enter into transactions with affiliates;

  •
  issue or sell stock of subsidiaries; or

  •
  merge or consolidate.

        Currently, for example, we are unable, under the terms of the indentures governing our Senior Notes and our Senior Subordinated Notes, to pay dividends with respect to outstanding shares of our common stock or Series B preferred stock or repurchase our securities because (i) our "consolidated fixed charge coverage ratio", as defined, is below 2.75:1, and (ii) the charges reported during the 2003 fiscal fourth quarter for goodwill impairment and for the settlement of the SEC and NYSE investigations of our NYSE specialist trading activity have triggered the application of an additional limitation on our ability to make so-called "restricted payments." Under the latter limitation, we currently are unable to make distributions with respect to our outstanding capital stock or repurchase our securities because our cumulative restricted payments since the original issuance of our Senior Notes, including previously paid dividends and our 2002 and 2003 repurchases of Series A preferred stock were greater than the sum of (a) 50% of our cumulative consolidated net income since the original issuance of our Senior Notes, and (b) the net cash proceeds received from any issuance or sale of our capital stock. We cannot be certain when or whether we will be able to make restricted payments again. Unless and until our consolidated fixed charge coverage ratio again exceeds 2.75:1 and our cumulative consolidated net income returns to historical levels, the continuing application of these limitations could restrict our access to certain sources of financing and our ability to distribute earnings to our stockholders and strategically and flexibly deploy our capital.

        LaBranche & Co. LLC's $200.0 million line-of-credit agreement and its $15.0 million subordinated note purchase agreements also require LaBranche & Co. LLC to comply with certain financial covenants. If any of the covenants in these agreements or the indentures governing our Senior Notes and Senior Subordinated Notes is breached, or if we are unable to comply with any applicable financial covenants, we may be in default under all our debt agreements, in which case a significant portion of our indebtedness then may become immediately due and payable and we may not have, or be able to obtain, sufficient funds to make these accelerated payments.

        We may have insufficient capital in the future and may be unable to secure additional financing when we need it.

        Our business depends on the availability of adequate capital. We cannot be sure that we will have sufficient capital in the future or that additional financing will be available on a timely basis, or on terms favorable to us. Historically, we have satisfied these needs with internally generated funds, the issuance of subordinated debt by our operating subsidiaries and the issuance of common stock, the Senior Notes and the Senior Subordinated Notes. While we currently anticipate that our available cash resources and credit facilities will be sufficient to meet our anticipated working capital, regulatory capital and capital expenditure requirements through at least the next twelve months, we may need to raise additional funds to:

  •
  increase the capital available to us for our inventory positions;

  •
  expand or diversify our operations;

  •
  acquire complementary businesses;

  •
  repay our Senior Notes; or

  •
  respond to unanticipated capital requirements.

        We may be required to obtain this additional financing on short notice as a result of rapid, unanticipated developments, such as a steep market decline.

        Our revenues may decrease due to changes affecting the economy or changes affecting the securities markets, such as decreased volume, volatility or liquidity.

        As illustrated by the last several years, adverse changes affecting the economy and/or the securities markets typically result in a decline in market volume, volatility or liquidity, thus lowering revenues from our specialist, market-making and execution and clearing activities. Historically, increases in our revenues have resulted primarily from increases in the volume of trading on the NYSE, volatility in the prices of publicly-traded securities and favorable conditions in the securities markets. In recent years, however, the economy has slowed and financial markets have become less prosperous in comparison to the immediately preceding several years. Only in late 2003 and 2004 have there been signs of an economic recovery signaling a possible return to more favorable conditions in the securities markets. It is possible that the return of adverse economic conditions again will trigger declines in market volume or compromised market liquidity, in which case our revenues and our results of operations would continue to be adversely affected. Many elements of our cost structure do not decline if we experience reductions in our revenues. As a result, if economic and market conditions cause our revenues to decline, we may be unable to adjust our cost structure on a timely basis and could suffer losses.

        Many of the difficult global market and economic conditions that existed during 2001 and 2002 continued through much of 2003. Weak corporate earnings, continuing uncertainty about the strength and pace of the global economic recovery and continued reports of corporate accounting and governance irregularities and insider and mutual fund trading scandals have undermined investor confidence, and the equity markets in which we operate have experienced significant declines in recent years. Uncertainty surrounding lingering terrorist threats and increased geopolitical tensions also have contributed to investors becoming increasingly risk-averse.

        These conditions have affected our recent results of operations and may adversely affect our operations in the future. While U.S. equity prices generally recovered in 2003, adverse changes in the economy and the securities markets could return, resulting in:

  •
  losses from declines in the market value of securities held in our accounts;

  •
  a decline in trading volume on the NYSE, the AMEX and other exchanges;

  •
  a decline in volatility in the securities markets in which we act as a specialist;

  •
  the failure of buyers and sellers of securities to fulfill their settlement obligations; and

  •
  increases in claims and litigation.

        Whether market and economic conditions will continue to improve and whether we will be able to adequately protect our interests and maintain revenues in the future is uncertain.

  Risks associated with our trading transactions could result in trading losses.

        A majority of our Specialist segment's revenues are derived from trading by us as principal. We may incur trading losses relating to these activities since each such trade primarily involves the purchase, sale or short sale of securities for our own account. In any period, we may incur trading losses in a significant number of our specialist stocks, options, rights and ETFs for a variety of reasons, including price declines, lack of trading volume and the required performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any downward price movement in these securities results in an immediate reduction of our revenues and operating profits. LSP's specialist and market-maker trading in options, ETFs, futures, other derivative instruments and foreign currencies also exposes it to certain additional risks associated with such factors as price fluctuations, foreign exchange currency movements, changes in the liquidity of markets, volatility and counterparty credit. Although we have adopted and carryout risk management procedures, we cannot be sure that these procedures have been formulated properly to identify or completely limit our risks, and even if formulated properly, we cannot be sure that we will successfully implement these procedures. As a result, we may not be able to manage our risks successfully or avoid trading losses.

        Our securities transactions are conducted as principal and agent with broker-dealer counterparties located in the United States. While the NYSE, the AMEX and the clearing houses monitor the credit standing of the counterparties with which we conduct business, we cannot be certain that any of these counterparties will not default on their obligations. If any do, our business, financial condition and/or operating results could be adversely affected.

        Specialist and market-maker rules require us to make unprofitable trades and refrain from making profitable trades.

        When we trade as principal, we attempt to derive a profit from the difference between the prices at which we buy and sell securities. Our roles as a specialist and market-maker, at times, require us to make trades that adversely affect our profitability. In addition, as a specialist and market-maker, we are at times required to refrain from trading for our own account in circumstances in which it may be to our advantage to trade. For example, we may be obligated to act as a principal when buyers or sellers outnumber each other and take a position counter to the market, buying or selling shares to support an orderly market in the affected stocks. In addition, specialists and market-makers generally may not trade for their own account when public buyers are meeting public sellers in an orderly fashion and may not compete with public orders at the same price. By having to support an orderly market, maintain inventory positions and refrain from trading under some favorable conditions, we are subject to risk. In addition, as a consequence of the agreement in principle to settle the SEC and NYSE investigations of NYSE specialist trading practices, it is possible that the NYSE and, possibly, the AMEX will amend the rules, practices and procedures governing our specialist and market-making activities in a manner that could adversely affect our trading revenues.

        Failure to comply with net capital and net liquid asset requirements may result in the revocation of our registration with the SEC or our expulsion from the NYSE and/or the AMEX.

        The SEC, the NYSE, the AMEX and various other regulatory agencies have stringent rules with respect to the maintenance of minimum levels of capital and net liquid assets by securities brokers-dealers and specialist firms. Please see the "Liquidity and Capital Resources" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations" for our broker-dealer subsidiaries' capital requirements and actual amounts. Failure by any of our broker-dealer and specialist subsidiaries to maintain its required level of net capital and net liquid assets may subject it to suspension or revocation of its SEC registration or suspension or expulsion by the NYSE and/or the AMEX. If this occurs, we would be unable to operate our business. In addition, a change in these rules, the imposition of new rules or any unusually large capital requirement or charge against the regulatory capital of any of our broker-dealer subsidiaries could limit those of our operations which require intensive use of capital. These rules also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, thus limiting our ability to expand, diversify or even maintain our present levels of business, pay dividends, repay debt and repurchase shares of our outstanding stock.

        We depend primarily on our specialist activities, and if they fail to generate revenues as anticipated, it would adversely affect our financial condition and results of operations.

        We derive the vast majority of our revenues from specialist activities. If demand for our specialist services fails to grow, grows more slowly than we currently anticipate or declines, our financial condition and results of operations would be adversely affected. We expect our specialist activities to continue to account for the vast majority of our revenues for the foreseeable future. Our future success will depend on:

  •
  continued growth in the volume of trading and the number of listings on the NYSE, the AMEX and other exchanges;

  •
  our success in being chosen as the specialist for additional listing companies;

  •
  our ability to respond to regulatory and technological changes; and

  •
  our ability to respond to changing demands in the marketplace.

        Recently, a number of NYSE-listed companies have sought to have their shares listed for trading on the NASDAQ market system, while retaining their listing on the NYSE. Trades of NYSE-listed stock on NASDAQ and other alternative trading systems could reduce the levels of trading of NYSE-listed and AMEX-listed securities executed through NYSE and AMEX specialists. This, in turn, could have an adverse effect on our revenues. Over the past few years, a number of alternative trading systems have been developed or emerged, which may compete with specialists by increasing trading in NYSE-listed and AMEX-listed securities off the NYSE and AMEX trading floors. In addition, as described previously, the SEC and NYSE's recently-proposed market structure rule changes could result in increased trading of NYSE-listed and AMEX-listed securities through alternative trading systems and thus reduced levels of trading of such securities through specialists.

        Historically, a relatively small number of listed companies have accounted for a significant portion of our revenues from our NYSE specialist trading activities. The loss of any of these listed companies could have an adverse effect on our revenues. For the years ended December 31, 2001, 2002 and 2003, transactions in our 10 most actively traded NYSE specialist stocks accounted for approximately 28.2%, 27.5% and 19.0% of our total NYSE principal trading revenues, respectively. The composition of these ten most actively traded specialist stocks changes frequently. We cannot be certain that we will be able to retain these or any other of our top listed companies. We can lose these listed companies if they cease to be traded on the NYSE as a result of being acquired or otherwise delisted. In addition, under recently revised NYSE procedures allowing listed companies greater latitude to request a change in their specialist or if the NYSE were to determine that we have failed to fulfill our obligations as specialist for a listed company, our registration as the specialist for that listed company could be canceled or suspended.

        We cannot be sure that we will be able to compete effectively with current or future competitors. Our failure to compete effectively would have an adverse effect on our profitability. We obtain all our new listings on the NYSE by going through an allocation process. In this process, either a committee of the NYSE or the listing company chooses the specialist. The competition for obtaining new listing companies is intense. We expect competition to continue and intensify in the future. Some of our competitors may have significantly greater financial and other resources than we have and may have greater name recognition. These competitors may be able to respond more quickly to new or evolving opportunities and listing company requirements. They also may be able to undertake more extensive promotional activities to attract new listing companies.

        Our success depends on our ability to accurately process and record our transactions, and any failure to do so could subject us to losses.

        Our specialist, market-making and clearing and execution activities require us to accurately record and process a very large number of transactions on a daily basis. Any failure or delay in recording or processing transactions could cause substantial losses for brokers, their customers and/or us and could subject us to claims for losses. We rely on our staff to operate and maintain our information and communications systems properly, and we depend on the integrity and performance of those systems. Our recording and processing of trades is subject to human and processing errors. Moreover, extraordinary trading volume or other events could cause our information and communications systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of our information systems or any other systems in the trading process could cause us to fail to complete transactions or could cause brokers who place trades through us to suffer delays in trading.

        Any information or communication systems failure or decrease in information or communications systems performance that causes interruptions in our operations could have an adverse effect on our business, financial condition and/or operating results. Our systems may fail as a result of a hardware, software, power or telecommunications failure. In addition, our offices are located in close proximity to the site of the September 11, 2001 terrorist attacks on the World Trade Center. The aftermath of the attacks on the World Trade Center required us to close our operations and temporarily operate from our disaster recovery site. The NYSE also was forced to stop operating for four consecutive trading days, which caused our operations to halt and could have compromised the liquidity of the NYSE during closure. It is possible that additional terrorist attacks or acts of war may occur in the future and that such attacks could compromise or disable our systems. Similarly, the August 14, 2003 electricity blackout which affected much of the Northeast region of the United States also hampered the NYSE's and our operations. Although we have established back-up disaster recovery centers in New Jersey and New York, they may not be effective in preventing an interruption of our business.

        We also are dependent on the proper and timely function of complex information and communications systems maintained and operated by or for the NYSE, the AMEX and clearing and depository institutions. Failures or inadequate or slow performance of any of these systems could adversely affect our ability to operate and complete trades. The failure to complete trades on a timely basis could subject us to losses and claims for losses of brokers and their customers.

        Our future success will depend on the ability to upgrade information and communications systems, and any failure to do so could harm our business and profitability.

        The development of complex communications and new technologies, including Internet-based technologies, may render our existing information and communications systems outdated. In addition, our information and communications systems must be compatible with those of the NYSE and the AMEX. As a result, if the NYSE or the AMEX upgrades its systems, we will need to make corresponding upgrades. Our future success will depend on our ability to respond to changing technologies on a timely and cost-effective basis. We cannot be sure that we will be successful in upgrading our information and communications systems on a timely or cost-effective basis. Our failure to do so could have an adverse effect on our business, financial condition and/or operating results.

        The NYSE's ability to develop information and communications systems and complex computer and other technology systems has been instrumental in its growth and success. We are dependent on the continuing development of technological advances by the NYSE and the AMEX, a process over which we have no control. If the NYSE for any reason is unable to continue its history of computer-related and other technological developments and advances, it could have an adverse effect on the success of the NYSE, including its ability to grow, to manage its trading volumes and to attract new listings. Any such developments can be expected to adversely affect our operations, financial condition and operating results.

        If we lose the services of our key personnel or cannot hire additional qualified personnel, our business will be harmed.

        Our future success depends on the continued service of key employees, particularly Michael LaBranche, our Chairman, Chief Executive Officer and President. The loss of the services of any of our key personnel or the inability to identify, hire, train and retain other qualified personnel in the future could have an adverse effect on our business, financial condition and/or operating results. Competition for key personnel and other highly qualified management, trading, compliance and technical personnel is intense. We cannot assure you that we will be able to attract or retain highly qualified personnel in the future.

        In connection with our 1999 reorganization from partnership to corporate form and initial public offering of our common stock, a number of our current managing directors received substantial amounts of our common stock in exchange for their partnership interests. Because the shares of common stock were received in exchange for partnership interests, ownership of the shares is not dependent upon the continued employment of those managing directors. In addition, in and subsequent to our 1999 reorganization, many of our employees who are not managing directors have received grants of stock options and restricted stock units. The steps we have taken to encourage the continued service of these individuals, who include key senior personnel, may not be effective.

        Our current and prospective employees may experience uncertainty about their future roles with us and our business prospects. This uncertainty may adversely affect our ability to attract and retain key personnel, which would adversely affect our business and results of operations.

  We may have difficulty successfully managing our growth.

        Our business has grown since 1997, primarily due to acquisitions we have made during this period. The growth of our business has increased the demands upon our management and operations. This growth has required, and will continue to require, us to increase our investment in management personnel, financial and management systems and controls and facilities. The scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. In response, we have implemented formal compliance procedures which are regularly updated. Our future operating results will depend on our ability to continue:

  •
  to improve our systems for operations, financial control and communication and information management;

  •
  to refine our compliance procedures and enhance our compliance oversight;

  •
  to maintain strong relationships with our listed companies and attract new listed companies; and

  •
  to retain and incentivize our employees.

        Three of our current or former executive officers are in a position to substantially control matters requiring a stockholder vote. The approval of holders of a majority of the outstanding shares of our Series B preferred stock also is required with respect to certain corporate matters affecting their rights.

        Certain of our current and former managing directors who currently own a significant percentage of our outstanding common stock have entered into a stockholders' agreement under which they have agreed, among other things, that their shares of our common stock will be voted, for as long as they own their shares, as directed by a majority vote of Michael LaBranche, our Chairman, Chief Executive Officer and President, Alfred O. Hayward, Jr., our executive officer, director and Chief Executive Officer of LaBranche & Co. LLC, and James G. Gallagher, our former executive officer and director. Accordingly, these individuals have the ability to substantially control most matters requiring approval by our common stockholders. These matters include the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, a merger or consolidation, a takeover or another business combination.

        The holders of shares of our Series B preferred stock have the opportunity to vote on certain matters that would affect their rights as holders of our Series B preferred stock, any issuance of our capital stock with rights greater than or equal to theirs and any proposal for a merger or consolidation, the sale of more than 50% of our consolidated assets or any similar transaction if, in connection with any such transaction, the holders of our Series B preferred stock are not entitled to a payment of cash for their shares in an amount equal to the liquidation preference of the shares. Currently, George E. Robb, Jr., our former director, beneficially owns an aggregate of approximately 51.0% of our Series B preferred stock. This concentration of ownership of our Series B preferred stock, therefore, could have the effect of delaying, deferring or preventing a change in control, a merger or consolidation, a takeover or another business combination.

        Future sales by existing stockholders could depress the market price of our common stock.

        If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. As of December 31, 2003, 59,791,036 shares of our common stock were outstanding. Certain of our current and former managing directors, who collectively owned approximately 45.0% of our outstanding common stock as of December 31, 2003, are parties to a stockholders' agreement under which approximately two-thirds of the shares held by them have become eligible for sale in the public market. 11,562,114 of the remaining shares held by these current and former managing directors will be eligible for sale in the public market on August 24, 2004. If large amounts of these shares are sold within a short period of time, the market price of our common stock would likely fall. In addition, subject to volume limitations under Rule 144 and the trading restrictions prescribed in our Insider Trading Policy, our directors and officers may be able to publicly sell shares of our common stock. If substantial, such sales could depress the market price of our common stock.

Item 2.    PROPERTIES.

        Our offices are located at One Exchange Plaza, New York, New York, where we lease approximately 36,000 square feet under two separate leases expiring in January 2008, and at 120 Broadway, New York, New York, where we lease approximately 45,000 square feet under a sublease expiring in March 2006. We also lease five trading posts on the floor of the NYSE, approximately 16,000 square feet of additional space at locations in New York and New Jersey under leases expiring between July 2004 and September 2012, respectively, and approximately 1,100 square feet in Amsterdam, The Netherlands, under a lease expiring in April 2009. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the near future.

Item 3.    LEGAL PROCEEDINGS.

        On April 22, 2003, the NYSE announced that it was reviewing the trading practices of several specialist firms, including LaBranche & Co. LLC, with respect to alleged "interpositioning," pursuant to which specialists are alleged to have improperly intervened in matches between buyers and sellers by not complying with their "negative obligation" to "stand out of the way" when a natural match can occur between a buyer and a seller. On September 26, 2003, the NYSE Division of Enforcement informed LaBranche & Co. LLC's representatives of its belief that interpositioning by LaBranche & Co. LLC specialists amounted in the aggregate to approximately $5.0 million during the three year period from 2000 to 2002. On October 15, 2003, the NYSE Division of Enforcement informed LaBranche & Co. LLC's representatives that a new NYSE Market Surveillance Division study indicated that LaBranche & Co. LLC specialists also improperly "traded ahead" of customer orders placed on the "Designated Order Turnaround" or "DOT" system, and that this "specialist advantage" or "DOT inferior" trading amounted in the aggregate to approximately $38.5 million during the 2000 to 2002 period. On October 16, 2003, the NYSE announced that it had determined to bring disciplinary action against the five largest NYSE specialist firms, including LaBranche & Co. LLC, and seek substantial fines for their alleged trading ahead of customer orders during the 2000 to 2002 period. On October 17, 2003, the SEC issued a formal Order of Investigation with respect to the specialist trading practices of the five largest NYSE specialist firms, including LaBranche & Co. LLC. In December 2003, the SEC and NYSE also indicated that they were expanding the period covered by their investigations to include 1998, 1999 and 2003.

        On January 21, 2004, the staff of the SEC issued a "Wells Notice" notifying us and LaBranche & Co. LLC that the staff was considering recommending that the SEC bring a civil enforcement action against us and LaBranche & Co. LLC for possible violations of securities laws and NYSE rules. LaBranche & Co. LLC received a similar notice from the NYSE, which restated the NYSE's intent to bring a formal disciplinary proceeding against LaBranche & Co. LLC for possible violations of securities laws and NYSE rules.

        On February 17, 2004, we announced an agreement in principle with the NYSE and the staff of the SEC to settle the pending investigations by the NYSE and SEC concerning specialist trading activity. The agreement in principle is subject to final approval by the SEC and the signing of definitive settlement papers. We announced our understanding that the settlement will take the form of an administrative order with findings based on a neither admit nor deny offer of settlement. The findings, neither admitted nor denied, will include violations of Section 11(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and rules promulgated thereunder concerning specialist trading, including the requirement that a specialist maintain a fair and orderly market, and violations of Section 15(b)(4)(E) of the Exchange Act, including failure to supervise with respect to certain transactions in which one or more employees allegedly violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Pursuant to the agreement in principle, and without admitting or denying any wrongdoing, we announced that we will pay a total of $63.5 million in restitution to customers and civil penalties for certain trades that occurred during the five-year period from 1999 to 2003. Of the total $63.5 million, $41.6 million represents restitution and $21.9 million represents civil penalties. The settlement represents a subsequent event reportable for 2003 under accounting principles generally accepted in the United States of America, and we have recorded a $63.5 million pre-tax charge for 2003. It is our understanding that the four other largest NYSE specialist firms also settled the pending investigations concerning their specialist trading activity during the 1999 to 2003 period.

        On or about October 16, 2003 through December 16, 2003, 13 purported class action proceedings were filed against us and certain of our officers and directors in the United States District Court for the Southern District of New York alleging improper specialist firm trading. Nine of these lawsuits, Sofran v. LaBranche & Co Inc., et al., No. 03 CV 8201, Semon v. LaBranche & Co Inc., et al., No. 03 CV 8255, Haug v. LaBranche & Co. Inc., et al., No. 03 CV 8265, Labul v. LaBranche & Co Inc., et al., No. 03 CV 8365, Murphy v. LaBranche & Co Inc., et al., No. 03 CV 8462, Strain v. LaBranche & Co Inc., et al., No. 03 CV 8509, Yopp v. LaBranche & Co Inc., et al., No. 03 CV 8783, Ferris v. LaBranche & Co Inc., et al., No. 03 CV 8806, and Levin v. LaBranche & Co Inc., et al., No. 03 CV 8918, have been brought by purchasers of our common stock during class periods alleged to have begun as early as August 1999 and to conclude on October 15, 2003. The plaintiffs in these lawsuits allege that we and certain of our past and present officers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by materially misrepresenting our alleged illegal activities and our financial performance. Plaintiffs seek unspecified money damages, attorneys' fees and reimbursement of expenses. On December 16, 2003, the Labul action was voluntarily dismissed without prejudice. Motions to consolidate these cases and for the appointment of a lead plaintiff are pending.

        Four of these lawsuits, Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and the California Public Employees' Retirement System (CalPERS) v. The New York Stock Exchange, Inc., et al, No. 03 CV 9968, are brought by persons or entities who purchased and/or sold shares of stocks of NYSE and AMEX listed companies for which LaBranche & Co. LLC or any of six other largest specialist firms acted as specialists during a class period alleged to have begun as early as October 17, 1998 and to conclude on October 15, 2003. The plaintiffs in these lawsuits allege that we, LaBranche & Co. LLC, our chairman and chief executive officer and six other specialist firms violated Section 10(b), Rule 10b-5 and Section 20(a) by materially misrepresenting our and their alleged illegal activities and profiting on purchases and/or sales of NYSE and AMEX securities. The CalPERS action also names the NYSE as a defendant. Plaintiffs seek unspecified money damages, restitution, attorneys' fees and reimbursement of expenses. Motions to consolidate these cases and for the appointment of a lead plaintiff are pending.

        On or about December 4, 2003, an action purportedly brought on behalf of the general public, Posner v. LaBranche & Co Inc., et al., No. BC307099, was filed against us in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that we, certain of our past and present officers, other specialist firms and individuals at other specialist firms violated California Business and Professions Code § 17200 by engaging in illegal specialist trading activities. Plaintiff seeks an order permanently enjoining the alleged misconduct, restitution, an order declaring acts and practices to be "unlawful, unfair and/or fraudulent," an accounting to determine the amount to be returned by defendants and the amounts to be refunded to members of the public, the creation of an administrative process for defendants' customers to recover their losses and attorneys' fees. On February 27, 2004, the defendants in the action removed the action to the United States District Court for the Central District of California (No. CV04-1345).

        On or about November 6, 2003, a purported shareholder derivative action, Brown v. George M.L. LaBranche IV, et al., No. 03 603512, was filed by two of our shareholders, purportedly on behalf of us, against certain of our past or present directors and officers, in the Supreme Court of the State of New York, New York County. Plaintiffs allege breaches of fiduciary duty arising out of statements by us concerning our specialist trading business that are alleged to have been false and misleading because we failed to disclose alleged violations of NYSE rules. According to plaintiffs, "[a]t least a majority of the Individual Defendants had knowledge of, or were reckless in not knowing of these false and misleading statements and the improper transactions concealed by such statements, and failed to establish and maintain adequate policies, systems and procedures reasonably designed to detect and prevent such improper transactions." Plaintiffs seek damages, return of all compensation received by the defendants for periods during which they breached their fiduciary duties, an order requiring implementation of corrective measures to prevent repetition of the alleged wrongful conduct, attorneys fees and reimbursement of expenses.

        On January 20, 2004, five entities who allege that they are purchasers and sellers of options commenced an action in the United States District Court for the Northern District of Illinois against four national securities exchanges (the AMEX, the Chicago Board Options Exchange, the Philadelphia Stock Exchange and the Pacific Stock Exchange) and 35 securities brokers and/or dealers who made markets in options, including us and LSP. Plaintiffs allege that we and LSP conspired with other defendants by allegedly failing to execute orders, canceling orders and refusing to cancel orders for the purchase and sale of options. Plaintiffs allege violations of federal antitrust laws (Sections 1 of the Sherman Act and 4 and 16 of the Clayton Act), and securities laws (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, violations of an Illinois consumer fraud and deceptive business practices statute and tortious interference with business. Injunctive relief and damages (including punitive damages) in an unspecified amount are sought.

        We believe that the claims asserted against us in the proceedings described above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

        We and, in particular, certain of the business operations conducted by LFSI's predecessor in interest, ROBB PECK McCOOEY Clearing Corporation, have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information and Holders

        Our common stock is quoted on the NYSE under the symbol "LAB." The following table sets forth the range of high and low closing sales prices for our common stock on the NYSE for the periods indicated:

	High	Low
Fiscal 2002
First Quarter	$36.11	$29.88
Second Quarter	$30.93	$21.90
Third Quarter	$23.50	$17.50
Fourth Quarter	$30.38	$18.15
Fiscal 2003
First Quarter	$26.99	$15.51
Second Quarter	$22.75	$16.29
Third Quarter	$23.26	$14.60
Fourth Quarter	$13.83	$7.60
Fiscal 2004
First Quarter (through February 19, 2004)	$11.34	$8.97

        As of February 19, 2004, we had approximately 130 stockholders of record of our common stock and an estimated 9,600 beneficial owners. The closing sale price of our common stock on February 19, 2004 was $10.40 per share.

Dividend Policy

        Until 2003, we did not pay dividends on our common stock. In the first three fiscal quarters of 2003, however, we paid a quarterly cash dividend in the amount of $.08 per share to the holders of record of our common stock as of January 31, 2003, April 30, 2003 and July 31, 2003. On October 20, 2003, our Board of Directors suspended the payment of dividends with respect to our common stock because of the recent decline in the Company's profitability and because recent earnings were not sufficient to support payment of further dividends in compliance with certain of the financial covenants contained in the indentures governing our Senior Notes and Senior Subordinated Notes, as described more fully in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        We do not expect to declare or pay any dividends on our common stock in the foreseeable future, but instead intend to retain all earnings, if any, to invest in our operations and service our debt obligations. The payment of future dividends is within the discretion of our Board of Directors and will depend on our future earnings, capital requirements, applicable regulatory restrictions, financial condition, the application of the financial covenants contained in the indentures governing our Senior Notes and Senior Subordinated Notes and other relevant factors.

        In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. ("RPM") in March 2001, we issued 100,000 shares of our Series A preferred stock. Until the surrender of all outstanding shares of Series A preferred stock in the exchange offer described below in "Recent Issuance of Unregistered Securities," each outstanding share of Series A preferred stock entitled the holder thereof to cumulative preferred cash dividends at an annual rate of 8.0% of the liquidation preference per share until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter. Dividends were payable on the first day of January and the first day of July of each year, and were preferred and cumulative and accrued from the date on which they were originally issued.

Recent Issuance of Unregistered Securities

        On January 21, 2004, we completed an exchange offer pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, pursuant to which we exchanged one share of a newly-created Series B preferred stock for each share of our issued and outstanding Series A preferred stock. In the exchange offer, all of the approximately 39,186 shares of Series A preferred stock were exchanged by the fourteen holders of record for shares of our Series B preferred stock. Issuance of the newly-created shares of Series B preferred stock was contingent upon the tender for exchange of 100% of the issued and outstanding shares of Series A preferred stock.

        Each share of Series B preferred stock has a liquidation preference of $1,000 per share and generally accrues cumulative preferred dividends at an annual rate of 8.0% of the liquidation preference until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter, payable on the first day of January and the first day of July of each year. The terms of the Series B preferred stock provide, however, that if the dividend payable on January 1, 2004 with respect to the then-outstanding Series A preferred stock is not timely paid, the dividend payable on July 1, 2004 with respect to the Series B preferred stock will accrue at an annual rate of 9.0%. Because we did not pay the January 1, 2004 dividend with respect to the then-outstanding Series A preferred stock in order to comply with the covenants governing our Senior Notes and Senior Subordinated Notes, the dividend payable on July 1, 2004 with respect to the Series B preferred stock currently is accruing at an annual rate of 9.0%. Additionally, if the dividend payable on July 1, 2004 is not timely paid with respect to the Series B preferred stock, then the dividend payable on January 1, 2005 will accrue at an annual rate of 9.0% through September 30, 2004 and 8.0% thereafter through December 31, 2004.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA.

        The selected consolidated financial data set forth below for the years ended December 31, 2003 and 2002 and as of December 31, 2003 and 2002 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this filing. The selected consolidated financial data set forth below for the year ended December 31, 2001 has been derived from our consolidated financial statements, which were audited by Arthur Andersen LLP, independent public auditors, and are included elsewhere in this filing. The selected consolidated financial data set forth below for the years ended December 31, 2000 and 1999 and as of December 31, 2001, 2000 and 1999 have been derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public auditors, which are not included elsewhere in this filing. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this filing.

	Year Ended December 31,
STATEMENT OF OPERATIONS DATA:
	2003	2002	2001	2000	1999
	(000's omitted)
Revenues:
Net gain on principal transactions	$202,207	$342,400	$340,795	$282,948	$150,971
Commissions	94,443	92,044	62,866	45,381	37,222
Other	9,339	18,401	20,469	16,480	12,844

Total revenues	305,989	452,845	424,130	344,809	201,037

Expenses:
Employee compensation and benefits	99,123	131,511	110,832	88,759	34,268
Interest	48,188	48,589	52,049	41,893	8,286
Exchange, clearing and brokerage fees	40,406	37,729	22,367	5,148	3,601
Lease of exchange memberships	24,773	25,939	20,536	10,933	8,416
Depreciation and amortization of intangibles	12,803	13,446	39,450	18,476	5,144
Communications	8,705	6,653	4,795	1,500	1,193
Legal and professional fees	8,034	8,072	4,959	1,868	1,622
Occupancy	5,832	5,446	3,932	1,310	998
Restitution and fines	63,519	—	—	—	—
Goodwill impairment	170,302	—	—	—	—
Other	9,378	9,336	8,499	8,345	3,041

Total expenses before managing directors' compensation, limited partners' interest in earnings of subsidiary, minority interest, and provision (benefit) for income taxes	491,063	286,721	267,419	178,232	66,569

Income (loss) before managing directors' compensation, limited partners' interest in earnings of subsidiary, minority interest, and provision (benefit) for income taxes	(185,074)	166,124	156,711	166,577	134,468
Managing directors' compensation	—	—	—	—	56,191

Income (loss) before limited partners' interest in earnings of subsidiary, minority interest, and provision (benefit) for income taxes	(185,074)	166,124	156,711	166,577	78,277
Limited partners' interest in earnings of subsidiary	—	—	—	—	25,344

Income (loss) before minority interest and provision (benefit) for income taxes	(185,074)	166,124	156,711	166,577	52,933
Minority interest	322	—	—	—	—

Income (loss) before provision (benefit) for income taxes	(185,396)	166,124	156,711	166,577	52,933
Provision (benefit) for income taxes	(6,007)	78,898	85,124	84,654	23,899

Net income (loss)	(179,389)	87,226	71,587	81,923	29,034
Series A preferred dividends and discount accretion	4,014	6,941	7,472	—	—

Net income (loss) applicable to common stockholders	$(183,403)	$80,285	$64,115	$81,923	$29,034

	As of December 31,
	2003	2002	2001	2000	1999
	(000's omitted)
BALANCE SHEET DATA:
Cash and short term investments	$508,844	$119,045	$189,524	$287,643	$109,196
United States government obligations	—	395,840	328,048	—	1,471
Securities owned, at market value	441,888	189,228	225,559	146,505	148,563
Total assets	1,959,602	1,912,802	2,000,837	1,004,122	505,896
Total long term and subordinated indebtedness(1)	275,891	383,233	429,205	397,828	162,330
Members' capital/Stockholders' equity	$772,964	$989,688	$928,358	$370,901	$251,972

(1)
Excludes subordinated liabilities related to contributed exchange memberships.

Quarterly Results (unaudited)

        The following represents the Company's unaudited quarterly results for 2003 and 2002. These quarterly results were prepared in accordance with accounting principles generally accepted in the United States of America and reflect all adjustments.

	2003 Fiscal Quarter
	First	Second	Third	Fourth
	(000's omitted, except per share data)
Total revenues	$76,634	$87,504	$70,904	$70,947
Total operating expenses	65,361	65,471	64,608	295,624

Income (loss) before minority interest and provision (benefit) for income taxes	11,273	22,033	6,296	(224,677)
Minority interest	—	127	167	28

Income (loss) before provision (benefit) for income taxes	11,273	21,906	6,129	(224,705)
Provision (benefit) for income taxes	5,746	10,316	2,917	(24,986)

Net income (loss)	5,527	11,590	3,212	(199,719)
Series A preferred dividends and discount accretion	1,167	942	950	949

Net income (loss) applicable to common stockholders	4,360	10,648	2,262	(200,668)
Earnings (loss) per share
Basic	$0.07	$0.18	$0.04	$(3.36)
Diluted	0.07	0.18	0.04	(3.36)

	2002 Fiscal Quarter
	First	Second	Third	Fourth
	(000's omitted, except per share data)
Total revenues	$122,680	$98,108	$118,265	$113,792
Total operating expenses	69,164	69,884	77,582	70,091

Income before provision for income taxes	53,516	28,224	40,683	43,701
Provision for income taxes	25,864	13,283	19,306	20,445

Net income	27,652	14,941	21,377	23,256
Series A preferred dividends and discount accretion	2,076	1,741	1,600	1,524

Net income available to common stockholders	25,576	13,200	19,777	21,732
Earnings per share
Basic	$0.44	$0.22	$0.34	$0.37
Diluted	0.43	0.22	0.33	0.36

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this filing. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties including, but not limited to those discussed in "Risk Factors" set forth in Item 1 of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

        Our principal businesses are operating as a specialist on the NYSE, AMEX and NYBOT and a market-maker on the AMEX, NYBOT, CBOE and PHLX, and providing execution and clearing services to retail and institutional clients and correspondents. Adverse changes affecting the economy and/or the securities markets, which may result in a decline in market volume traded, volatility or liquidity, also typically result in a decrease in revenues from our specialist, market-making and execution and clearing activities. Historically, increases in our revenues have resulted primarily from acquisitions, increases in the volume of trading on the NYSE, volatility in the prices of publicly-traded securities and favorable conditions in the securities markets.

        The year 2003 was a particularly challenging and disappointing period for us. Although the equity markets generally experienced substantial price gains, decreases in share volume, diminished volatility and an increase in program trading on the NYSE resulted in a significant decline in our revenues. In addition, our stock price dropped to its lowest level since our initial public offering, due to our weak 2003 quarterly earnings and the prolonged SEC and NYSE investigations into the trading activities of the five largest specialist firms. Our weak quarterly results and the depressed level of our stock price contributed to our goodwill impairment charge of $170.3 million in 2003. Furthermore, we were required to reflect a pre-tax charge of $63.5 million in our 2003 financial results because of our agreement in principle to settle the SEC and NYSE investigations.

        Notwithstanding the difficulties we experienced in 2003, we have seen evidence in January and February 2004 of a possible return of the robust equity trading activity that prevailed in previous years. In January and February 2004, the NYSE average daily trading volume has increased 12% over the same period of 2003. In addition, in January 2004, equity fund net inflow, which is the net dollar amount invested by mutual funds in equities for a given period, was $49.3 billion, the strongest monthly reading since February 2000. We are confident that specialists will continue to play an integral role in equities trading. The NYSE has recently proposed to broaden access to, and the functionality of, its NYSE Direct+® automatic trade execution system. If these changes are approved by the SEC, the NYSE may qualify as a "fast" market, thus mitigating the potentially adverse effect for us of the proposed modifications to the "trade-through" rule.

        Our LSP subsidiary grew substantially in 2003, and as a specialist and market-maker in new products and new markets, should continue to grow in 2004.

        In terms of liquidity, we are actively searching for the most cost effective and flexible alternative to refinancing our Senior Notes before August 2004. Under the covenants contained within the Senior Notes and Senior Subordinated Notes, our cash flexibility has been restrained. We will seek to alleviate or eliminate these current restraints.

New Accounting Developments

        In December 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46(R) requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns, or both, of the entity. FIN 46(R) is effective no later than the end of the first reporting period that ends after March 15, 2004. We do not believe the implementation of FIN 46(R) will have a material impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instrument with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the interim period beginning after June 15, 2003. Since May 31, 2003, we have not entered into or modified any financial instruments with characteristics of both liabilities and equity as defined under SFAS No. 150. Additionally, we have no mandatorily redeemable stock. The implementation of SFAS No. 150 has had no impact on our 2003 consolidated financial statements.

Critical Accounting Estimates

  Goodwill

        A critical accounting estimate is the determination of fair value of each of our reporting units and the fair value of each reporting unit's goodwill under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In determining fair value, we use standard analytical approaches to business enterprise valuation ("BEV"), such as the market comparable approach and the income approach. The market comparable approach is based upon comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders' equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company's future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the average public market price of our common stock during the fourth quarter of 2003 in estimating the fair value of our reporting units. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, depreciation and amortization, effective tax rate, returns on working capital and other assets and capital expenditures, among others. We also assumed a certain discount rate and terminal growth rates in our calculations. For our 2003 goodwill impairment test, we engaged an independent business valuation firm to assist us in our BEV analyses. In our SFAS No. 142 test, we compared the fair values of our reportable units and the fair values of our reporting units' goodwill—obtained based on the methods described above—to their respective carrying values in two separate steps under SFAS No. 142 guidelines to arrive at the $170.3 million impairment loss we recognized for 2003.

        Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value. Depending on market factors in 2004 and beyond, such as possible major changes in the NYSE market structure, we could be faced with further impairment indicators on the carrying value of our goodwill at December 31, 2003 which could result in future goodwill impairment losses.

  Non-Marketable Securities

        The use of fair value to measure certain non-marketable investments is a critical accounting policy. Investments in non-marketable securities consist of investments in equity securities of private companies, limited liability company interests and limited partnership interests, which do not have readily available price quotations. Our principal non-marketable investment, by its nature, has little or no price transparency. Certain investments in non-marketable securities are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. In the absence of such transactions, we apply a discount factor to the carrying value of the investment, if we conclude that the expected realizable value of the investment is less than the carrying value. In arriving at these conclusions, we consider factors such as the financial performance of the company in which we invested, its cash flow forecasts, expected timing of a possible initial public offering, trends within that company's industry and any specific rights associated with our investment, such as conversion features. Given management's judgment involved in valuing certain investments in non-marketable securities, it is possible that a different conclusion of fair value as of a given point in time could be reached by a third-party factoring in the same variables as we have.

  Other-Than-Temporary Impairment of Exchange Memberships

        The determination of the fair value of exchange memberships is a critical accounting estimate. Exchange memberships owned by us are originally carried at cost as an approximation of fair value. Adjustments to carrying value are made if we deem that an "other-than-temporary" decline in value, as defined in Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, has occurred. In determining whether exchange memberships owned are impaired (i.e., fair market value is below cost) and whether such impairment is deemed temporary or other-than-temporary, we consider many factors, including, but not limited to, information regarding recent sales prices of exchange memberships, historical trends of sales prices on a particular exchange, the current condition of the particular exchange's market structure, legal and regulatory developments affecting the particular exchange's market structure, trends in new listings on the particular exchange, general global and national economic factors and our knowledge and judgment of the securities market as a whole and the specialist industry in particular. As a result of applying this accounting policy, we recognized a $0.5 million other-than-temporary impairment of our AMEX exchange membership for 2003. It is possible that future other-than-temporary impairment charges could result from adverse changes in current market conditions.

Off Balance Sheet Arrangements

        LFSI, through the normal course of business, enters into various securities transactions as agent. The execution, settlement and financing of these transactions can result in off-balance sheet risk and concentration of credit risk. LFSI's execution and clearing activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFSI to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and LFSI has to purchase or sell securities at a loss. For margin transactions, LFSI may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

Repurchases of our Preferred Stock

        On February 19, 2002, we repurchased approximately 28,164 shares of our Series A preferred stock at $1,000 per share plus accrued and unpaid dividends up to but not including the date of purchase, pursuant to a tender offer commenced on January 18, 2002. As a result of the purchase, we recorded a one-time expense of approximately $1.5 million due to the acceleration of the discount accretion on the shares purchased.

        On August 7, 2002, we issued to RPM Nautical Foundation, Inc. ("RPM Nautical"), a non-profit organization of which George E. Robb, Jr., a former member of our Board of Directors, is a founder and director, notes in the aggregate principal amount of $8.0 million in exchange for the 8,000 shares of our Series A preferred stock then held by RPM Nautical. These notes are subordinate to our Senior Notes and our Senior Subordinated Notes. We also paid to RPM Nautical, in cash, the amount of accrued and unpaid dividends with respect to the shares of our Series A preferred stock held by RPM

Nautical as of August 6, 2002. As a result of the exchange, we recorded an expense of approximately $0.4 million due to the acceleration of the discount accretion on the shares exchanged.

        On January 6, 2003, we offered to repurchase up to 30,000 shares of our then-outstanding Series A preferred stock. On February 4, 2003, we purchased approximately 24,650 shares of our Series A preferred stock at a price of $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase pursuant to a tender offer commenced on January 6, 2003. As a result of the purchase, we recorded an expense of approximately $0.9 million due to the acceleration of the discount accretion on the shares purchased.

Completed Preferred Stock Exchange Offer

        On January 21, 2004, we issued one share of our Series B preferred stock in exchange for each of the approximately 39,186 shares of our issued and outstanding Series A preferred stock pursuant to an exchange offer commenced on December 6, 2003. Each share of Series B preferred stock has a liquidation preference of $1,000 per share and generally accrues cumulative preferred dividends at an annual rate of 8.0% of the liquidation preference of each share until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter, payable on the first day of January and the first day of July of each year. Under the terms of the Series B preferred stock, because we did not pay the January 1, 2004 dividend with respect to the then-outstanding Series A preferred stock, the dividend payable on July 1, 2004 with respect to the Series B preferred stock currently is accruing at an annual rate of 9.0%. Additionally, if we do not timely pay the dividend payable on July 1, 2004 with respect to the Series B preferred stock, then the dividends payable on January 1, 2005 will accrue at an annual rate of 9.0% through September 30, 2004 and 8.0% thereafter through December 31, 2004. The increase in the annual dividend rate from 8% to 9.0% with respect to the Series B preferred stock will result in an additional charge of approximately $0.1 million per quarter.

        Prior to the completion of the exchange offer, the terms of the Series A preferred stock prevented us from paying bonuses to our employees (or compensation in lieu thereof) while we were not then current in our dividend payments with respect to the Series A preferred stock. Under the terms of the Series B preferred stock, however, until September 30, 2004, we are entitled to pay employee bonuses (or compensation in lieu thereof) while we are not then current in our payment of dividends with respect to our preferred stock. Thereafter, unless the full amount of all dividends on the Series B preferred stock initially payable after September 30, 2004 have been paid, we will again be prevented from paying any bonuses to our employees (or compensation in lieu thereof). The holders of a majority of outstanding shares of Series B preferred stock may at any time waive this prohibition on payment of employee bonuses.

Results of Operations

Specialist Segment Operating Results

	For the Years Ended December 31,
				2003 vs 2002 Percentage Change	2002 vs 2001 Percentage Change
	2003	2002	2001
	(000's omitted)
REVENUES:
Net gain on principal transactions	$202,206	$342,400	$340,795	(40.9)%	0.5%
Commissions	47,450	50,653	42,098	(6.3)	20.3
Other	6,927	8,116	12,838	(14.7)	(36.8)

Total segment revenues	256,583	401,169	395,731	(36.0)	1.4
Operating expenses	144,730	176,704	174,937	(18.1)	1.0
Goodwill impairment	166,251	—	—	—	—
Restitution and fines	63,519	—	—	—	—

Pre-tax income (loss)	$(117,917)	$224,465	$220,794	(152.5)%	1.7%

        Revenues from our Specialist segment consist primarily of net gain earned from principal transactions in securities for which we act as specialist. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures. Also included in net gain on principal transactions are accrued dividends receivable or payable on our stock positions, net gains and losses resulting from our market-making activities in ETFs, options and futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as specialist. These revenues are primarily affected by changes in share volume traded and fluctuations in price of our stocks, rights, options, ETFs and futures in which we are the specialist or in which we make a market.

        Commissions revenue generated by our Specialist segment consists primarily of fees earned when our specialists act as agents by executing limit orders on behalf of brokers, professional traders and broker dealers after a specified period of time; we do not earn commissions when we match market orders or when we act as a market-maker.

        Other revenue at our Specialist segment consists primarily of interest income, proprietary trading gains or losses and gains or losses from an investment in a hedge fund.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        When assessing the performance and financial results of a specific period, management examines certain metrics to determine their impact on our financial results. Some of the key metrics that our management reviews and their values for 2003 and 2002 are as follows:

	2003	2002	Percentage Change
NYSE average daily share volume (in millions)	1,398.4	1,441.0	(3.0)%
LAB Share volume on the NYSE (in billions)	94.5	102.1	(7.4)%
LAB Dollar value on the NYSE (in billions)	$2,477.4	$2,686.5	(7.8)%
Share volume of principal shares traded (in billions)	27.6	35.7	(22.7)%
Dollar value of principal shares traded (in billions)	$725.1	$983.4	(26.3)%
Closing price of the CBOE Volatility Index	24.1	30.5	(21.0)%

        Generally, an increase in the average daily share volume on the NYSE, an increase in volatility (as measured by the average closing price of the CBOE's Volatility Index®, or the "VIX") or an increase in the dollar value and share volume of our principal shares enables the specialist to increase its level of principal participation and thus its ability to realize net gain on principal transactions. While these metrics are monitored by management each period, they are not the sole indicators or factors in any given period that determine our level of revenues, profitability or our overall performance. Other factors, such as extreme price movements, unanticipated company news and events and other uncertainties may influence our financial performance either positively or negatively.

        In 2003, our net gain on principal transactions decreased primarily as a result of decreases in NYSE share and dollar volumes traded for stocks in which we are the specialist, decreases in NYSE market share and general volatility in the marketplace. Throughout 2003, the dollar value and share volume of principal shares traded decreased significantly, thereby reducing our opportunity to trade profitably. The NYSE's share of consolidated volume of trades of NYSE-listed stocks decreased to 79.5% as of December 31, 2003 as compared to 82.0% as of December 31, 2002. The decline in volatility in the market, as measured by the VIX also contributed to the lower net gain on principal transactions. Of our total $202.2 million and $342.4 million of net gain on principal transactions for the years ended December 31, 2003 and 2002, respectively, $16.9 million and $0.9 million, respectively, were generated from our derivative trading activities at our LSP subsidiary.

        Commissions revenue earned by our Specialist segment decreased due to a decrease in the share volume executed by us as agent and the effect of competitive price pressures on our billing structure. The total share volume executed by us as agent in our specialist stocks decreased 6.7% to 8.4 billion shares for 2003 from 9.0 billion shares for 2002. The share volume executed by us as agent is affected by the share volume of LaBranche & Co. LLC's specialist stocks on the NYSE, which decreased 7.4% as noted in the key metrics chart above.

        For a discussion of operating expenses see "Our Operating Expenses" below.

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

        Operating expenses for our Specialist segment increased slightly due to an increase in employee compensation and related benefits and an increase in lease of exchange memberships, both of which were the result of a full year effect from our 2001 acquisitions. These increases were offset by a significant decrease in amortization of intangibles, a result of the adoption of SFAS No. 142 on January 1, 2002. For a further discussion of operating expenses see "Our Operating Expenses" below.

Execution and Clearing Segment Operating Results

	For the Years Ended December 31,
				2003 vs 2002 Percentage Change	2002 vs 2001 Percentage Change
	2003	2002	2001
	(000's omitted)
REVENUES:
Commissions	$46,994	$41,391	$20,768	13.5%	99.3%
Other	915	3,174	6,412	(71.2)	(50.5)

Total segment revenues	47,908	44,565	27,180	7.5	64.0
Operating expenses	57,807	54,390	39,805	6.3	36.6

Goodwill impairment	4,051	—	—	—	—

Pre-tax loss	$(13,950)	$(9,825)	$(12,625)	42.0%	(22.2)%

        Our Execution and Clearing segment's commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage activities.

        Our Execution and Clearing segment's other revenues consist of interest income, proprietary trading net gains or losses and fees charged to customers for use of our proprietary front-end order execution system.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Commissions revenue from our Execution and Clearing segment increased primarily due to a full year of revenues from our institutional execution group which commenced operations in July 2002. The growth in institutional execution group was also the result of the general growth and expansion of its customer base. The increase in institutional execution group was partially offset by a decline in direct-access and clearance revenues resulting from a discontinuation of the prime brokerage business, a decline in clearing customers and a general decrease in the volume of direct access executions during 2003.

        Other revenue from our Execution and Clearing segment decreased primarily due to the decline in proprietary trading revenues as well as a decline in interest income. Interest income decreased as a result of significantly lower interest rates for our short term investments and stock-borrow transactions and the decrease in customer debit account balances. Proprietary trading revenues decreased due to the discontinuation of proprietary trading during 2003.

        For a discussion of operating expenses see "Our Operating Expenses" below.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Commissions revenue from our Execution and Clearing segment increased due to the growth and expansion of our business, as well as a full year of revenues from the operations of the execution and clearing business which we acquired on March 15, 2001.

        Other revenue from our Execution and Clearing segment decreased primarily due to the decline in interest income at our Execution and Clearing segment as a result of significantly lower interest rates for our short-term investments and stock-borrow transactions.

        The increase in operating expenses for our Execution and Clearing segment was primarily due to an increase in exchange, clearing and brokerage fees expense. This increase was due to the growth and expansion of our execution and clearing business, as well as a full year of fees from our Execution and Clearing segment. For a further discussion of operating expenses see "Our Operating Expenses" below.

Other Segment Operating Results

	For the Years Ended December 31,
				2003 vs 2002 Percentage Change	2002 vs 2001 Percentage Change
	2003	2002	2001
	(000's omitted)
REVENUES:
Other	$1,497	$7,111	$1,219	(78.9)%	483.3%

Total segment revenues	1,497	7,111	1,219	(78.9)	483.3
Operating expenses	54,703	55,627	52,677	(1.7)	5.6

Pre-tax loss	$(53,206)	$(48,516)	$(51,458)	9.7%	(5.7)%

        The portion of our revenues that is not generated from our two principal business segments consists primarily of unrealized gains or losses of our non-marketable investments and interest income.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Other revenue decreased as a result of a net appreciation in the value of our non-marketable investments during 2002 as compared to a net depreciation in the value of these investments during 2003. The decrease was also due to a decline in interest income during 2003 as a result of significantly lower interest rates for our short to medium term investments.

        For a discussion of operating expenses see "Our Operating Expenses" below.

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

        Operating expenses increased primarily due to an increase in employee compensation and related benefits expense. For a further discussion of operating expenses see "Our Operating Expenses" below.

Our Operating Expenses

	For the Years Ended December 31,
				2003 vs 2002 Percentage Change	2002 vs 2001 Percentage Change
	2003	2002	2001
	(000's omitted)
EXPENSES:
Employee compensation and related benefits	$99,123	$131,511	$110,832	(24.6)%	18.7%
Interest	48,188	48,589	52,049	(0.8)	(6.6)
Exchange, clearing and brokerage fees	40,406	37,729	22,367	7.1	68.7
Goodwill impairment	170,302	—	—	—	—
Restitution and fines	63,519	—	—	—	—
Other operating expenses	69,525	68,892	82,171	0.9	(16.2)

Total expenses before minority interest and provision for income taxes	491,063	286,721	267,419	71.3	7.2
Minority interest	322	—	—	—	—

Provision for income taxes	$(6,007)	$78,898	$85,124	(107.6)%	(7.4)

        After our goodwill impairment charge, our largest operating expense in 2003 was employee compensation and related benefits. Our Specialist segment's employee compensation and related benefits consists of salaries, wages and profitability-based compensation paid to our floor traders and related support staff. The employee compensation and related benefits related to our Execution and Clearing segment consists of salaries, wages and profitability-based compensation paid to our execution and clearing professionals, as well as compensation based on commissions earned by various trading professionals. Profitability-based compensation may include cash compensation and stock-based compensation paid or granted to managing directors, trading professionals and other employees based on our profitability.

        Interest expense is primarily incurred from the indebtedness not allocated to either of our two principal segments. This indebtedness was incurred in connection with our reorganization from partnership to corporate form in 1999, our acquisitions and the issuance of promissory notes in exchange for our preferred stock. The interest expense at our Specialist segment is primarily the result of subordinated indebtedness that has been approved by the NYSE for inclusion in the net capital of our LaBranche & Co. LLC subsidiary. Customers' free credit balances and bank loans generate interest expense at our Execution and Clearing segment.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Employee compensation and related benefits expense decreased as a result of a reduction in profitability-based compensation accruals and other employee benefits due to lower revenues for 2003. The decrease was partially offset by an increase in employee salaries due to the hiring of additional trading and support personnel for LSP and LFSI. Employee compensation and related benefits expense increased to 32.4% of total revenues for 2003, from 29.0% of total revenues for 2002 as a result of lower revenues.

        In the fourth quarter of 2003, we recorded an impairment charge on our goodwill of $170.3 million, of which $166.2 million is attributable to our Specialist segment and $4.1 million is attributable to our Execution and Clearing segment. In determining the goodwill impairment, we first compared the fair value of each reporting unit to its carrying value through an analysis of our market capitalization and discounted cash flows techniques. For the year ended December 31, 2003, we engaged an independent valuation firm to assist us with these fair value tests. Since the carrying value of each reporting unit exceeded its fair value, we then compared the implied fair value of each reporting unit's goodwill to its carrying value. The implied fair value of each reporting unit's goodwill was determined by valuing all assets and liabilities as if each reporting unit had been acquired in a business combination. The impairment charge, which represents the excess of the carrying value of each reporting unit's goodwill over its implied fair value, was necessary to properly reflect the carrying value of our goodwill at December 31, 2003.

        During 2003, the NYSE and the SEC announced the commencement of investigations regarding the trading practices of several NYSE specialist firms, including LaBranche & Co. LLC. In February 2004, we and LaBranche & Co. LLC agreed in principle with the NYSE and the staff of the SEC, subject to final approval by the SEC, to settle the NYSE and SEC specialist trading investigations. Pursuant to the agreement in principle, we expect to pay a total of $63.5 million in restitution to customers and civil penalties for certain trades that occurred during the five-year period from 1999 to 2003. An accrual was made for the $63.5 settlement as of December 31, 2003.

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

        Interest expense decreased as the result of the repayment of $21.4 million principal amount of subordinated indebtedness during 2002, as well as the early retirement during 2002 of $12.1 million principal amount of other indebtedness, which we assumed in connection with our 2001 acquisitions. This decrease was partially offset by additional interest charges associated with the $16.4 million of subordinated indebtedness incurred in connection with the acquisition of Bocklet & Co. LLC in October 2001, which was repaid in October 2002. Interest expense decreased to 10.7% of total revenues for 2002, from 12.3% of total revenues for 2001.

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

Liquidity and Capital Resources

        As of December 31, 2003, we had $1,959.6 million in assets, of which $508.8 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. To date, we have financed our operations primarily with proceeds from our debt and equity offerings and our retained earnings from operations. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of cash and short-term investments as well as operating cash flow may vary considerably due to a number of factors, including: the dollar amount of positions we take as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

        Our significant cash requirements relate to our Senior Notes, which mature in August 2004, and certain other obligations. As of December 31, 2003 the scheduled maturities of our indebtedness and operating lease obligations, without taking into account any available roll-over provisions, were:

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(000's omitted)
Short-Term and Long-Term Debt**	$360,000	$102,000	$—	$258,000	$—
Subordinated Liabilities	20,285	1,100	4,185	15,000	—
Operating Lease Obligations	9,299	2,758	4,551	1,765	225
Total	$389,584	$105,858	$8,736	$274,765	$225

**
Amounts represent aggregate amount to be paid at maturity and do not include discounts of approximately $2.4 million as of December 31, 2003.

        The above table includes indebtedness with short-term and long-term maturities, whose interest and principal payments have a significant effect on the liquidity necessary to finance our current operations. In addition, a significant portion of our indebtedness imposes certain financial covenants that affect our operations and the use of our capital resources.

        Our indebtedness includes $100.0 million aggregate principal amount of Senior Notes issued on August 24, 1999, which bear interest at a rate of 9.5% annually and mature in August 2004 and $250.0 million aggregate principal amount of Senior Subordinated Notes issued on March 2, 2000, which bear interest at a rate of 12.0% annually and mature in March 2007. The indentures governing each of the Senior Notes and the Senior Subordinated Notes include certain covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends on, or repurchase, our stock, make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. Under these financial covenants, our ability to incur additional indebtedness, pay dividends or redeem stock is limited if our "consolidated fixed charge coverage ratio," which is based on a trailing four quarters, is at or below a threshold of 2.75:1. The "consolidated fixed charge coverage ratio" reflects a comparison between (1) our consolidated earnings before interest, income tax, depreciation and amortization expenses ("EBITDA"), and (2) the sum of our interest expenses and a tax-effected multiple of dividend payments with respect to the outstanding shares of our preferred stock.

        As of December 31, 2003, we were not in default of the indentures governing our Senior Notes and Senior Subordinated Notes, but we were subject to both the covenant limiting our ability to incur additional indebtedness and the covenant limiting our ability to make certain "restricted payments" (such as dividends or cash payments to purchase our stock), because our consolidated fixed charge coverage ratio was below 2.75:1. However, we still are permitted to incur indebtedness pursuant to working capital facilities, including the $200.0 million line of credit maintained by our LaBranche & Co. LLC subsidiary, subject to certain conditions and limitations.

        As of December 31, 2003, due to the net loss we incurred primarily as a result of our goodwill impairment charge and the charge arising as a result of the NYSE and SEC specialist investigations, our ability to make restricted payments became subject to another limitation contained in the indentures governing our Senior Notes and Senior Subordinated Notes. Because our cumulative restricted payments since the original issuance of our Senior Notes, including paying dividends with respect to our Series A preferred stock, repurchasing shares of our Series A preferred stock and making certain investments, was greater than the sum of (i) 50% of our cumulative consolidated net income and (ii) 100% of the net cash proceeds received from any issuance or sale of our capital stock, we became subject to a second limitation on our ability to make restricted payments.

        Accordingly, unless our EBITDA increases above recent levels and our consolidated fixed charge coverage ratio again exceeds the 2.75:1 threshold, and our cumulative consolidated net income returns to historical levels, the continuing application of these limitations could restrict our access to certain sources of financing and our ability to distribute earnings to our stockholders and strategically and flexibly deploy our capital. We cannot be sure as to when our consolidated fixed charge coverage ratio will again exceed 2.75:1. As of December 31, 2003, our four quarter trailing consolidated fixed charge coverage ratio was 0.8:1, as a result of the $63.5 million charge related to the pending settlement agreement in principle with the NYSE and SEC as well as our operating results.

        The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to our Excess Cash Flow, as defined, at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his or her pro rata share based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. An Excess Cash Flow offer is not required to be made for any fiscal year if the amount of such offer would be less than $5.0 million. Excess Cash Flow is defined for this purpose as 40.0% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. On May 13, 2003, we offered to purchase approximately $30.5 million aggregate principal amount of Senior Subordinated Notes based on our Excess Cash Flow for the year ended December 31, 2002. This offer expired on June 11, 2003 without the tender of any Senior Subordinated Notes. An Excess Cash Flow offer may not be made to the extent the offer would violate the prohibition on restricted payments contained in the indentures governing the Senior Notes. Thus, while the Senior Notes are outstanding, if our consolidated fixed charge coverage ratio is below 2.75:1, we may not offer to redeem any Senior Subordinated Notes pursuant to an Excess Cash Flow offer or otherwise. We, therefore, do not anticipate being required to make an Excess Cash Flow offer in 2004 based on our financial results in 2003.

        With respect to the Senior Notes due to mature in August 2004, our management currently is exploring several alternatives for refinancing all (or at least a substantial portion) of the Senior Notes in order to enable us to repay the Senior Notes and accrued interest when due. As part of this effort, we have secured from a major financial institution a commitment to fund a $25.0 million revolving credit facility which, subject to the satisfaction of certain conditions (including the execution of satisfactory credit documentation) and our compliance with certain covenants, will be available if necessary, to fund in part our repayment of the Senior Notes. Although we believe we will be able to refinance the Senior Notes on reasonably acceptable terms, there can be no assurance in this regard. If we are unable to refinance the Senior Notes prior to their maturity, we currently expect to be able to repay the Senior Notes without impairing our core specialist business operations by borrowing under the $25.0 million revolving credit facility described above, by disposing of certain of our investment assets, scaling back or liquidating certain of our non-core specialist operations, disposing of certain of our non-core business assets and/or selling additional shares of our common stock. One or more of such steps may be necessary in view of the recent level of our cash flow from operations, our working capital needs, the net liquid asset requirements under NYSE and AMEX rules, the capital requirements under SEC regulations and other liquidity factors, as well as the recent tentative settlement of the SEC's and NYSE's investigations of our NYSE specialist trading activity. In the event we are unable to refinance or repay the Senior Notes when due, such inability would be deemed an "event of default" under the indenture governing the Senior Notes. A default in repayment of the Senior Notes would also trigger an "event of acceleration" under certain of our other indebtedness, including the Senior Subordinated Notes, requiring immediate repayment of such other indebtedness.

        Another potential source of liquidity to fund our LaBranche & Co. LLC subsidiary's inventory requirements is the committed line of credit maintained with a bank. In October 2003, LaBranche & Co. LLC extended this $200.0 million committed line of credit agreement to October 29, 2004 on the same terms and conditions as the expiring agreement. Total commitment fees paid in 2003 in connection with this extension were $150,000. The credit agreement may be extended by LaBranche & Co. LLC, subject to the bank's approval, for additional one-year terms by giving written notice to the bank at least 30 days prior to the then-current scheduled termination date. Amounts outstanding under this credit facility would be secured by our inventory of specialist stocks and bear interest at the bank's broker loan rate. This facility can only be used to finance inventory requirements at LaBranche & Co. LLC. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

        As a specialist and market-maker, we are required to maintain certain levels of capital and liquid assets as promulgated by various regulatory agencies who regulate our business. As part of our overall risk management policy (for further discussion refer to Item 7A. "Qualitative and Quantitative Disclosures of Market Risk"), we attempt to balance our responsibility as specialist with our overall capital resources. These requirements restrict our ability to make use of cash and other liquid assets for corporate actions, such as repaying our debt, repurchasing stock or making an acquisition.

        As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of December 31, 2003, LaBranche & Co. LLC's net capital, as defined under SEC Rule 15c3-1, was $408.7 million, which exceeded the minimum requirements by $403.1 million.

        The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets ("NLA"), their position requirement. As of December 31, 2003, LaBranche & Co. LLC's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million. For the year ended December 31, 2003, LaBranche & Co. LLC recorded a charge of $63.5 million as a result of the February 17, 2004 agreement in principle to settle the NYSE and SEC investigations of LaBranche & Co. LLC's specialist trading activity. The charge was recorded as a subsequent event as of December 31, 2003 under U.S. generally accepted accounting principles. Prior to recording this charge, LaBranche & Co. LLC's NLA was $473.0 million. Subsequent to the accrual for the settlement, LaBranche & Co. LLC's NLA would have been reduced to $406.1 million. However, LaBranche & Co. LLC's NLA is reported to the NYSE on a daily basis, and since the settlement charge was not recorded until February 2004 as a subsequent event, LaBranche & Co. LLC reported sufficient net liquid assets as of December 31, 2003. Concurrent with LaBranche & Co. LLC's recording of the settlement accrual in February 2004, we contributed capital to LaBranche & Co. LLC in order to maintain compliance with its NLA requirements.

        The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $600,000 or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of December 31, 2003, LaBranche satisfied the AMEX equity specialist liquid asset requirements.

        As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of December 31, 2003 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of December 31, 2003, LFSI's net capital, as defined under SEC Rule 15c3-1, was $14.4 million and exceeded minimum net capital requirements by $12.9 million.

        As a clearing broker-dealer, LFSI has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB Calculation"), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents' net capital calculation. At December 31, 2003, the reserve requirement was approximately $2.2 million. LFSI had cash and securities on deposit in a Special Reserve Bank Account of $3.7 million as of January 5, 2004, and $21.9 million as of January 3, 2003 to comply with its respective year end requirements.

        As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2003, LSP's net capital, as defined under SEC Rule 15c3-1, was $32.8 million, which exceeded minimum net capital requirements by $32.6 million.

        Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where appropriate, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

        As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of our capital. In particular, LaBranche & Co. LLC's net liquid asset requirement of $446.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the NLA requirement of $446.0 million is met by LaBranche & Co. LLC's securities positions, pending trades and other assets associated with its equity specialist activities, a substantial portion of LaBranche & Co. LLC's cash and cash equivalents as of December 31, 2003 was used to meet its NLA requirement.

        During February 2004, we and our LaBranche & Co. LLC subsidiary reached a settlement agreement in principle with the NYSE and SEC, subject to the final approval of the SEC, to settle the NYSE and SEC specialist trading investigations. As a result of this settlement agreement in principle, we recorded a $63.5 million charge in our 2003 operating results.

        In addition to our indebtedness, the related covenants and regulatory requirements, there are additional requirements of our capital resources. In connection with our March 2001 acquisition of RPM, we issued 100,000 shares of our nonconvertible Series A preferred stock to the former stockholders of RPM. After our 2002 and 2003 repurchases of Series A preferred stock, approximately 39,186 shares of Series A preferred stock remained issued and outstanding. On January 21, 2004, we completed an exchange offer, pursuant to which we exchanged one share of a newly-created Series B preferred stock for each share of our issued and outstanding Series A preferred stock. As a result of this exchange no shares of Series A preferred stock are issued or outstanding.

        Each of our approximately 39,186 outstanding shares of Series B preferred stock has a liquidation preference of $1,000 per share and generally accrues cumulative preferred dividends at an annual rate of 8.0% of the liquidation preference until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter, payable on the first day of January and the first day of July of each year. The terms of the Series B preferred stock provide, however, that if the dividend payable on January 1, 2004 with respect to the then-outstanding Series A preferred stock is not timely paid, the dividend payable on July 1, 2004 with respect to the Series B preferred stock will accrue at an annual rate of 9.0%. Because we did not pay the January 1, 2004 dividend with respect to the then-outstanding Series A preferred stock, the dividend payable on July 1, 2004 with respect to the Series B preferred stock currently is accruing at an annual rate of 9.0%. Additionally, if the dividend payable on July 1, 2004 with respect to the Series B preferred stock is not paid timely, then the dividends payable on January 1, 2005 will accrue at an annual rate of 9.0% through September 30, 2004 and 8.0% thereafter through December 31, 2004.

        In connection with our acquisition of RPM, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at 8.0% per year, to certain former employees of RPM. The amounts payable under this deferred compensation plan may be reduced to satisfy certain indemnification obligations of the plan participants to us under the agreements governing our acquisition of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. In addition, payments of benefits under the RPM deferred compensation plan are prohibited and must be deferred if we are not current in the payment of any preferred dividend initially payable after September 30, 2004, unless such prohibition is waived in writing by the holders of a majority of the outstanding shares of Series B preferred stock. During the year ended December 31, 2003, we paid $4.9 million in deferred compensation plan benefits. After taking into account all payments of deferred compensation plan benefits through December 31, 2003, approximately $22.0 million, plus interest, remains payable under the RPM deferred compensation plan. If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in one lump sum.

        We also assumed RPM's liabilities and obligations under its retention bonus pool. The retention bonus pool requires that $9.0 million be paid as bonus compensation on March 15, 2004 to as many as 31 former employees of RPM, provided they are still employed on the payment date.

        On October 20, 2003, our board of directors suspended the payment of dividends with respect to our common stock because of the decline in our profitability and because earnings have not been sufficient to support payment of further dividends in compliance with certain of the financial covenants contained in the indentures governing our Senior Notes and Senior Subordinated Notes, as described more fully above. The payment of future dividends is within the discretion of our Board of Directors and will depend on our future earnings, capital requirements, applicable regulatory restrictions, financial condition, the application of the financial covenants contained in the indentures governing our Senior Notes, Senior Subordinated Notes, other applicable debt instruments and other relevant factors.

        As of December 31, 2003, the subordinated indebtedness of LaBranche & Co. LLC aggregated $20.3 million (excluding subordinated liabilities related to contributed exchange memberships) and consisted of senior subordinated notes and junior subordinated notes. These notes mature on various dates between August 2004 and June 2008, and bear interest at annual rates ranging from 7.7% to 10.0%. Each of the junior subordinated notes has an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice prior to maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto. In July 2003, LaBranche & Co. LLC prepaid, without penalty, through the release of collateral, a secured demand note obligation in the principal amount of $8.0 million, plus accrued interest. The secured demand note was allowable as regulatory capital under SEC Rule 15c3-1 requirements, and bore interest at an annual rate of 11.0% on the cash collateral and 4.0% on the non-cash collateral securing the note.

        As of December 31, 2003, $10.0 million of our outstanding indebtedness consisted of one note for $2.0 million, which matures in June 2004 and bears interest at an annual rate of 8.0%, and eight separate notes, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at annual rates ranging from 9.0% to 10.0%.

        Subject to our ability to refinance or otherwise repay the Senior Notes, we currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

        Our $100.0 million Senior Notes and our $250.0 million Senior Subordinated Notes were both sold to public investors on their respective issuance dates. The following table sets forth the credit ratings on both of these issues as of December 31, 2003:

	Moody's Investors Services	Standard & Poor's
Senior Notes	Baa3	B+
Senior Subordinated Notes	Ba1	B-

        In January 2004, Standard & Poor's downgraded our Senior Notes to a B rating and our Senior Subordinated Notes to a CCC+ rating. On February 23, 2004, Moody's cut our Senior Notes rating to Ba1 and our Senior Subordinated Notes rating to Ba2 from Ba1, changing our rating outlook to negative from stable.

Cash Flows

        Our cash flows are related primarily to our specialist trading activities, as well as to our financing activities related to the expansion of our business.

        At December 31, 2003, our cash and cash equivalents of $491.9 million represented an increase of $414.9 million during 2003. The increase in cash and cash equivalents was primarily the result of investments in government obligations with original maturities of 90 days or less, which are classified as cash and cash equivalents as of December 31, 2003, as well as from our operating activities. This increase was offset by $1.0 million used in investing activities. Cash of $43.0 million was used in financing activities, due primarily to the buyback of our preferred stock.

        At December 31, 2002, our cash and cash equivalents of $77.0 million represented an increase of $25.0 million during 2002. This increase resulted from $95.5 million provided by our operating activities, offset by $6.1 million used for investing activities, including our acquisition of Hochstin & Company, Inc., a NYSE floor brokerage company, in October 2002, and $64.4 million used for financing activities, primarily for the repayment of indebtedness and the repurchase of shares of our Series A preferred stock.

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

        Executive Operating Committee.    Our executive operating committee is composed of three executive officers of LaBranche & Co. LLC. This committee is responsible for approving all risk management procedures and trading guidelines for particular specialist stocks, after receiving input and proposals from our floor management committee. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

        Floor Management Committee.    Our floor management committee is composed of seven senior floor specialists. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our specialist stocks. In determining these procedures and guidelines, our floor management committee considers the advice and input from our floor team captains. Our floor management committee meets with all floor team captains on a weekly basis to review and, if necessary, revise the risk management procedures for LaBranche & Co. LLC and/or for particular specialist stocks. In addition, a member of our floor management committee is always available on the trading floor to review and assist with any unusual situations reported by a floor team captain. Our floor management committee reports to our executive operating committee about each of these situations as they occur.

        Floor Team Captains.    We have 28 floor team captains who monitor the activities of LaBranche & Co. LLC's specialists throughout the trading day from various positions at LaBranche & Co. LLC's trading posts. The captains observe trades and constantly review trading positions on a real-time basis through our information systems. In addition, the captains are readily available to assist LaBranche & Co. LLC's specialists in determining when to deviate from our procedures and guidelines to react to any unusual situations or market conditions. The captains must report these unusual situations to floor management, including any deviations from our procedures and guidelines. Captains meet with each specialist at least once a week to evaluate the specialist's adherence to our risk management procedures and trading guidelines. Captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

        Specialists.    LaBranche & Co. LLC's specialists conduct auctions of our specialist stocks based upon the conditions of the marketplace. In doing so, specialists observe our risk management procedures and trading guidelines in tandem with their responsibility to create a fair and orderly market. Specialists must immediately notify a captain of any unusual situations or market conditions requiring a deviation from our procedures and guidelines.

        Our equity specialist operations on the AMEX are conducted by five equity specialists. We have one floor captain on the AMEX who monitors the trading activities of the AMEX equity specialists by observing trades and reviewing positions on a real-time basis. The floor captain regularly communicates with management to ensure that our AMEX equity specialists adhere to all risk management policies set by LaBranche & Co. LLC's executive operating committee.

        Circuit Breaker Rules.    The NYSE and AMEX have instituted certain circuit breaker rules intended to halt trading in all NYSE/AMEX listed stocks in the event of a severe market decline. The circuit breaker rules impose temporary halts in trading when the Dow Jones Industrial Average drops a certain number of points. Current circuit breaker levels are set quarterly at 10, 20 and 30 percent of the Dow Jones Industrial Average closing values of the previous month, rounded to the nearest 50 points. These rules provide investors extra time to respond to severe market declines and provide us an opportunity to insure compliance with our risk management procedures.

  Equity Market Risk

        A high concentration of LaBranche & Co. LLC's principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. However, the percentage of LaBranche & Co. LLC's specialist trading revenue generated from its ten most profitable specialist stocks has decreased from 28.2% to 27.5% to 19.0% of total principal trading revenue for 2001, 2002 and 2003, respectively. The percentage of LaBranche & Co. LLC's specialist trading revenue generated from its twenty-five most profitable specialist stocks has decreased from 51.9% to 48.0% to 36.7% of total principal trading revenue for 2001, 2002 and 2003, respectively. LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes frequently.

        Our specialist activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts ("ADRs"). In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any significant price movement in these securities could result in a reduction of our revenues and operating profits.

        We have developed a risk management process, which is intended to balance our ability to profit from our specialist activities with our exposure to potential losses. We have invested substantial capital, along with the NYSE, in real-time, on-line systems which give our management instant access to specific trading information at any time during the trading day, including our aggregate long and short positions and our capital and profit-and-loss information on an aggregate or per issue basis. Subject to the specialist's obligation to maintain a fair and orderly market and to applicable regulatory requirements, we constantly seek to manage our trading positions relative to our principal trading revenues.

  Derivatives Market Risk

        As a specialist and market-maker in options, ETFs and futures, LSP is responsible for creating a fair and orderly market, and trades securities as principal out of both obligation and inclination. LSP's options, ETFs, futures and foreign currency trading exposes it to certain risks, such as price fluctuations, foreign currency movements and changes in the liquidity of markets. In addition, these derivative instruments expose LSP to volatility, credit and foreign exchange risk, among other types of risks.

        Certain members of LSP's management are responsible for managing these risks. These individuals utilize a third-party software application to monitor LSP's positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that all LSP traders are within the parameters set by management. LSP's traders purchase and sell futures, the stocks underlying certain positions, and foreign currencies in an attempt to hedge market and foreign currency risk. LSP's aggregate risk is under constant evaluation by certain members of management and its traders, and all significant trading strategies and positions are discussed among them. LSP's options, futures and ETF trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization thereby reducing potential credit risk.

        The following chart illustrates how specified movements in the underlying securities prices of LSP's entire portfolio on the dates indicated would have impacted profits and losses from its trading activities:

	Profit or (Loss) if the underlying securities move:
	(000's omitted)
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2003	$610	$396	$(5)	$194	$(44)
June 30, 2003	$(930)	$(47)	$(8)	$295	$610
September 30, 2003	$3,963	$144	$(16)	$176	$2,486
December 31, 2003	$(3,642)	$(1,691)	$7	$693	$2,197

        The information in the above table is based on certain theoretical assumptions, and thus does not fully represent the profit or loss exposure to changes in volatility, interest rates and dividends. The zero percent change column represents the profit or loss LSP would experience on a daily basis if the market remained unchanged.

  Execution, Clearing and Operational Risk

        In connection with their specialist and market-making activities, LaBranche & Co. LLC and LSP are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, futures and foreign currencies for which they are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche & Co. LLC and LSP are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC and LSP may be required to purchase or sell financial instruments at a loss.

        LFSI's execution and clearing activities require that LFSI execute transactions in accordance with customer instructions and accurately record and process the resulting transactions. Any failure, delay or error in executing, recording and processing transactions whether due to human error or failure of LFSI's information or communication systems could cause substantial losses for brokers, customers and/or LFSI and could subject LFSI to claims for losses.

        Clearing activities include settling each transaction with both the contra broker and the customer. In connection with LFSI's institutional and direct access floor brokerage customers a transaction is settled either when the customer pays for securities purchased and takes delivery, or delivers securities sold for payment. Settling retail customers and professional investors involves financing the transaction until the customer makes payment or, for margin accounts, advancing credit to the customer within regulatory and internal guidelines. Clearing direct access brokers' transactions includes guaranteeing their transactions to the contra broker on the exchange floor.

        These clearing activities may expose LFSI to off-balance sheet risk in the event customers or brokers are unable to fulfill their contractual obligations and it is necessary to purchase or sell securities at a loss. For margin transactions, LFSI may be exposed to off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

        The amount of risk related to LFSI's execution and clearance activities is linked to the size of the transaction, market volatility and the creditworthiness of customers and brokers. LFSI's largest transactions involve those for institutional and direct access floor brokerage customers.

        LFSI systematically monitors its open transaction risk starting when the transaction occurs and continuing until the designated settlement date. Transactions that remain unsettled after settlement date are scrutinized and necessary action to reduce LFSI's risk is taken. Credit risk that could result from contra brokers defaulting is minimized since much of the settlement risk for transactions with brokers is essentially transferred to the National Stock Clearing Corporation. The credit risk associated with institutional and direct access clearing customers is minimized since these customers have been qualified by the Depository Trust Company ("DTC"), the DTC participants or have met the prime broker qualification standards at other brokerage firms. Before conducting business with a prospective customer, LFSI's senior management, in conjunction with its compliance department, reviews the prospective customer's experience in the securities industry, financial condition and personal background, including a background check with a risk reporting agency. For retail customers and professional investors, LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily pursuant to such guidelines and requires customers to deposit additional collateral or reduce positions when necessary.

        In each of our segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE and AMEX operations must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems give management instant access to specific trading information at any time during the trading day, including:

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

        We have developed and implemented a business continuity plan, which includes a comprehensive disaster recovery plan. We have a back-up disaster recovery center in New Jersey which has connectivity with our LaBranche & Co. LLC, LFSI and LSP subsidiaries, as well as a second back-up facility in New York which serves our LFSI and LSP subsidiaries. This second back-up facility also acts as a secondary disaster recovery facility for our LaBranche & Co. LLC operations.

  Regulatory Risk

        As registered broker-dealers, LaBranche & Co. LLC, LFSI and LSP are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. These subsidiaries are subject to SEC Rules 15c3-1, 15c3-3 and other requirements adopted and administered by both the NYSE and AMEX.

        The USA Patriot Act requires U.S. financial institutions, including banks, broker-dealers, futures commission merchants and investment companies, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. LFSI's Compliance Department actively monitors and updates LFSI's anti-money laundering practices.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Our consolidated financial statements and supplementary data required in this item are set forth at the pages indicated in Item 15(a)(1). In addition, the information set forth in Item 6 of this report under the heading entitled "Quarterly Results (unaudited)" is incorporated herein by reference.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There were no disagreements with our auditors on accounting and financial disclosure matters during the last two fiscal years.

        Effective May 20, 2002, we dismissed Arthur Andersen LLP as our independent auditors and engaged KPMG LLP as our independent auditors to audit our financial statements. The decision to change our independent auditors was approved by our Board of Directors. On May 20, 2002, we filed a Form 8-K regarding this change of independent auditors.

Item 9A.    CONTROLS AND PROCEDURES.

        As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information set forth under the caption "Directors and Executive Officers of the Registrant" in our definitive proxy statement to be used in connection with our 2004 Annual Meeting of Stockholders is incorporated by reference. Information relating to our Code of Conduct that applies to our senior financial officers is included on pgae 3 of this Annual Report on Form 10-K.

Item 11.    EXECUTIVE COMPENSATION.

        The information set forth under the caption "Executive Compensation" in our definitive proxy statement to be used in connection with our 2004 Annual Meeting of Stockholders is incorporated by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement to be used in connection with our 2004 Annual Meeting of Stockholders is incorporated by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information set forth under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement to be used in connection with our 2004 Annual Meeting of Stockholders is incorporated by reference.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information set forth under the caption "Ratification of Appointment of Independent Auditors—Audit Fees" in our definitive proxy statement to be used in connection with our 2004 Annual Meeting of Stockholders is incorporated by reference.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)   (1)   Financial Statements:

        The financial statements required by this item are submitted in a separate section beginning on pgae F-1 of this report.

    (2)
    Financial Statement Schedules:

        Schedule 1. LaBranche & Co Inc. (Parent Company Only) Condensed Financial Statements.

        All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

    (3)
    Exhibits:

          The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Plan of Incorporation of LaBranche & Co.*
2.2	Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto.*
3.1	Amended and Restated Certificate of Incorporation of LaBranche & Co Inc.*
3.2	Amended and Restated Bylaws of LaBranche & Co Inc.*
4.1	Specimen Stock Certificate.*
4.2	Indenture, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Firstar Bank, N.A., as trustee, relating to the 9 1/2% Senior Notes due 2004.**
4.3	Form of 9 1/2% Senior Notes due 2004 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.2).**
4.4	Registration Rights Agreement, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Salomon Smith Barney Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers.**
4.5	Indenture, dated as of March 2, 2000, by and among LaBranche & Co., as issuer, and Firstar Bank, N.A., as trustee, relating to the 12% Senior Subordinated Notes due 2007.***
4.6	Form of 12% Senior Subordinated Notes due 2007 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.5).
4.7	Registration Rights Agreement, dated as of March 2, 2000, by and among LaBranche & Co Inc., as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers.***
10.1	Agreement of Lease between Aetna Life Insurance Company and LaBranche & Co., dated January 6, 1984, as amended to date.*
10.2	Second Amendment to Lease Agreement by and between Bank of Communications and LaBranche & Co. dated July 1995, as amended to date.*
10.3	LaBranche & Co Inc. Equity Incentive Plan.*****
10.4	LaBranche & Co Inc. Annual Incentive Plan.*
10.5	Form of Employment Letter between LaBranche & Co Inc. and its executive officers.*
10.6	Form of Agreement Relating to Noncompetition and Other Covenants.*
10.7	Form of Pledge Agreement.*
10.8	Stockholders' Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto.*
10.9	LaBranche & Co. Note Purchase Agreement, dated June 3, 1998, relating to the issuance of $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.*
10.10	Amendment to Note Purchase Agreements, dated as of August 23, 1999, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes and $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.**
10.11	Form of Subordinated Note.*
10.12	Amended and Restated Credit Agreement, dated as of October 31, 2002, by and among LaBranche & Co. LLC and The Bank of New York.
10.13	Form of Indemnification Agreement.*
10.14	Purchase Agreement, dated February 24, 2000, by and among LaBranche & Co Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers, relating to the issuance of $250,000,000 aggregate principal amount of 12% Senior Subordinated Notes due 2007.***
10.15	Amended and Restated Articles of Partnership of LaBranche & Co.**
10.16	LaB Investing Co., L.L.C. Amended and Restated Operating Agreement.**
10.17	Agreement and Plan of Merger, dated as of January 18, 2001, by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.****
10.18	Amendment No. 1, dated as of February 15, 2001, to Agreement and Plan of Merger by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.****
10.19	Amended and Restated LaBranche & Co Inc. Equity Incentive Plan.*****
10.20	LaBranche & Co Inc. Senior Executive Bonus Plan
12	Statement re computation of ratios of earnings to fixed charges
21	List of Subsidiaries.
23.1	Consent of KPMG LLP.
23.2	Information regarding consent of Arthur Andersen LLP

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.
32.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003.

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.
**	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.
***	Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2000.
****	Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.
*****	Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (Registration No. 333-102607), effective January 21, 2003.
(b)
Reports on Form 8-K:

        None.

(c)
Exhibits:

        The exhibits required in this item are set forth in Item 15(a)(3).

(d)
Financial Statement Schedules:

        The financial statement schedules required in this item are set forth in Item 15(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2004	LABRANCHE & CO INC.
	By:	/s/ GEORGE M.L. LABRANCHE, IV George M.L. LaBranche, IV Chairman, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE M.L. LABRANCHE, IV George M.L. LaBranche, IV	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2004
/s/ HARVEY S. TRAISON Harvey S. Traison	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2004
/s/ THOMAS E. DOOLEY Thomas E. Dooley	Director	March 15, 2004
/s/ DAVID A. GEORGE David A. George	Director	March 15, 2004
/s/ DONALD E. KIERNAN Donald E. Kiernan	Director	March 15, 2004
/s/ ALFRED O. HAYWARD, JR. Alfred O. Hayward, Jr.	Director	March 15, 2004
/s/ TODD A. GRABER Todd A. Graber	Controller (Principal Accounting Officer)	March 15, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors
LaBranche & Co Inc.:

        We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2003 and the related December 31, 2003 and 2002 financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the related financial statement schedule based on our audits. The consolidated statements of operations, changes in stockholders' equity and cash flows of LaBranche & Co Inc. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule, before the revision described in Note 17 to the consolidated financial statements, in their report dated January 17, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBranche & Co Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related December 31, 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed above, the consolidated statements of operations, changes in stockholders' equity and cash flows of LaBranche & Co Inc. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 17, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 consolidated financial statements relating to reportable segments have been restated to conform to the 2003 and 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 5 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of LaBranche & Co Inc. and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP
New York, New York
March 15, 2004

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

/s/ ARTHUR ANDERSEN LLP
New York, New York
January 17, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with LaBranche & Co Inc.'s annual report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this annual report on Form 10-K. See Exhibit 23.2 for further discussion.

LaBRANCHE & CO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(000's omitted, except share data)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$491,885	$77,033
Cash and securities segregated under federal regulations	3,959	16,012
Securities purchased under agreements to resell	13,000	26,000
Receivable from brokers, dealers and clearing organizations	142,639	145,387
Receivable from customers	3,434	12,425
United States Government obligations	—	395,840
Securities owned, at market value:
Corporate equities	265,568	106,295
Options	73,694	61,478
Exchange-traded funds	102,626	21,455
Commissions receivable	4,613	4,379
Exchange memberships contributed for use, at market value	15,000	26,176
Exchange memberships owned, at cost (market value of $58,870 and $78,337, respectively)	77,319	77,815
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $8,931 and $6,987, respectively	4,659	6,089
Intangible assets, net of accumulated amortization:
Specialist stock lists	371,580	381,956
Trade name	25,011	25,011
Goodwill	289,593	470,598
Other assets	75,022	58,853

Total assets	$1,959,602	$1,912,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers and dealers	$45,172	$16,417
Payable to customers	9,010	21,971
Securities sold, but not yet purchased, at market value:
Corporate equities	232,942	106,685
Options	67,079	63,695
Exchange-traded funds	115,140	4,359
Accrued compensation	42,833	55,185
Accounts payable and other accrued expenses	99,844	50,268
Income taxes payable	8,588	13,201
Deferred tax liabilities	172,846	179,924
Short term debt	101,971	2,000
Long term debt	255,606	354,948
Subordinated liabilities:
Exchange memberships contributed for use, at market value	15,000	26,176
Other subordinated indebtedness	20,285	28,285

Total liabilities	1,186,316	923,114

Minority interest	322	—
Commitments and contingencies
Preferred stock, Series A, $.01 par value, liquidation value of $1,000 per share; 10,000,000 shares authorized; 39,186 and 63,836 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	38,317	61,361
Common stock, $.01 par value, 200,000,000 shares authorized; 59,791,036 and 59,504,148 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	598	595
Additional paid-in capital	682,816	679,601
Retained earnings	51,374	249,065
Unearned compensation	(141)	(934)

Total stockholders' equity	772,964	989,688

Total liabilities and stockholders' equity	$1,959,602	$1,912,802

The accompanying notes are an integral part of these consolidated statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(000's omitted, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
REVENUES:
Net gain on principal transactions	$202,207	$342,400	$340,795
Commissions	94,443	92,044	62,866
Other	9,339	18,401	20,469

Total revenues	305,989	452,845	424,130

EXPENSES:
Employee compensation and related benefits	99,123	131,511	110,832
Interest	48,188	48,589	52,049
Exchange, clearing and brokerage fees	40,406	37,729	22,367
Lease of exchange memberships	24,773	25,939	20,536
Depreciation and amortization of intangibles	12,803	13,446	39,450
Legal and professional fees	8,034	8,072	4,959
Communications	8,705	6,653	4,795
Occupancy	5,832	5,446	3,932
Restitution and fines	63,519	—	—
Goodwill impairment	170,302	—	—
Other	9,378	9,336	8,499

Total expenses	491,062	286,721	267,419

Income (loss) before minority interest and provision (benefit) for income taxes	(185,074)	166,124	156,711
MINORITY INTEREST	322	—	—

Income (loss) before provision (benefit) for income taxes	(185,396)	166,124	156,711
PROVISION (BENEFIT) FOR INCOME TAXES	(6,007)	78,898	85,124

Net income (loss)	(179,389)	87,226	71,587
Series A preferred dividends and discount accretion	4,014	6,941	7,472

Net income (loss) applicable to common stockholders	$(183,403)	$80,285	$64,115

Weighted-average common shares outstanding:
Basic	59,614	58,992	55,691
Diluted	59,614	59,939	56,948
Earnings (loss) per share:
Basic	$(3.08)	$1.36	$1.15
Diluted	$(3.08)	$1.34	$1.13

The accompanying notes are an integral part of these consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(000's omitted)

	Common Stock
			Preferred Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation
	Shares	Amount					Total
BALANCE, December 31, 2000	49,070	$491	—	$273,347	$104,665	$(7,602)	$370,901
Net income	—	—	—	—	71,587	—	71,587
Grant of stock options to former RPM option holders	—	—	—	89,623	—	—	89,623
Issuance of stock for option exercises by former RPM option holders	1,255	13	—	9,411	—	—	9,424
Issuance of stock to former RPM stockholders	6,924	69	—	260,463	—	—	260,532
Issuance of preferred stock for RPM acquisition	—	—	93,426	—	—	—	93,426
Preferred stock dividends and discount accretion	—	—	1,105	—	(7,472)	—	(6,367)
Issuance of stock related to other acquisitions	1,254	12	—	29,993	—	—	30,005
Recognition of a tax benefit related to employee option exercises	—	—	—	2,496	—	—	2,496
Issuance of restricted stock, shares for option exercises and related compensation	231	2	—	6,089	—	640	6,731

BALANCE, December 31, 2001	58,734	$587	$94,531	$671,422	$168,780	$(6,962)	$928,358
Net income	—	—	—	—	87,226	—	87,226
Preferred stock dividends and discount accretion	—	—	2,994	—	(6,941)	—	(3,947)
Recognition of a tax benefit related to employee option exercises	—	—	—	2,610	—	—	2,610
Issuance of restricted stock, shares for option exercises and related compensation	770	8	—	5,569	—	6,028	11,605
Preferred stock buyback	—	—	(36,164)	—	—	—	(36,164)

BALANCE, December 31, 2002	59,504	$595	$61,361	$679,601	$249,065	$(934)	$989,688

Net loss	—	—	—	—	(179,389)	—	(179,389)
Common and preferred stock dividends and discount accretion	—	—	688	—	(18,302)	—	(17,614)
Recognition of a tax benefit related to employee option exercises	—	—	—	372	—	—	372
Issuance of restricted stock, shares for option exercises and related compensation	287	3	—	2,843	—	793	3,639
Preferred stock buyback	—	—	(23,732)	—	—	—	(23,732)

BALANCE, December 31, 2003	59,791	$598	$38,317	$682,816	$51,374	$(141)	$772,964

The accompanying notes are an integral part of these consolidated statements

LaBRANCHE & CO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000's omitted)

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(179,389)	$87,226	$71,587
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	12,803	13,446	39,450
Amortization of debt issuance costs and bond discount	2,155	2,078	1,763
Goodwill impairment	170,302	—	—
Minority interest in income of consolidated subsidiary	322	—	—
Compensation expense related to stock-based compensation	3,423	3,114	6,235
Deferred tax provision (benefit)	(23,329)	11,734	(5,694)
Acceleration of preferred stock discount accretion	918	1,844	—
Other-than-temporary impairment of exchange membership owned	515	—	—
Tax benefit related to employee stock transactions	433	6,639	18,681
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	12,053	62,356	(74,758)
Securities purchased under agreements to resell	13,000	33,113	74,998
Receivable from brokers, dealers and clearing organizations	2,748	32,142	(114,038)
Receivable from customers	8,991	(1,419)	(10,093)
United States government obligations	395,840	(67,792)	(328,048)
Securities owned, at market value:
Corporate equities	(159,273)	28,338	(23,699)
Options	(12,216)	6,971	(59,785)
Exchange-traded funds	(81,171)	1,022	4,427
Commissions receivable	(234)	592	(964)
Other assets	(285)	(6,930)	(47,341)
Payable to brokers and dealers	28,755	(23,116)	35,465
Payable to customers	(12,961)	(41,268)	59,187
Securities sold, but not yet purchased, at market value:
Corporate equities	126,257	(20,311)	78,801
Options	3,384	4,873	50,650
Exchange-traded funds	110,781	—	—
Accrued compensation	(12,352)	1,072	24,873
Accounts payable and other accrued expenses	50,561	(40,644)	72,622
Income taxes payable	(3,130)	411	4,424

Net cash provided by (used in) operating activities	458,901	95,491	(121,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash received from (paid for) acquisitions	—	(3,376)	29,050
Payments for purchases of office equipment and leasehold improvements	(995)	(2,683)	(3,497)
Payment for purchase of an exchange membership	(19)	—	(2,000)

Net cash (used in) provided by investing activities	(1,014)	(6,059)	23,553

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	—	(37,531)	(7,700)
Proceeds from exercise of stock options	216	8,491	9,892
Payment of common stock dividends	(14,288)	—	—
Payment of preferred stock dividends	(4,313)	(7,238)	(2,367)
Payment for preferred stock buyback	(24,650)	(28,164)	—

Net cash (used in) financing activities	(43,035)	(64,442)	(175)

Increase (decrease) in cash and cash equivalents	414,852	24,990	(97,879)
CASH AND CASH EQUIVALENTS, beginning of year	77,033	52,043	149,922

CASH AND CASH EQUIVALENTS, end of year	$491,885	$77,033	$52,043

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest	$42,704	$46,022	$46,722
Income taxes	$20,193	$65,513	$65,700
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Acquisitions:
Intangible assets	$—	$4,665	$534,938
Fair value of tangible assets acquired, other than cash	—	2,825	229,665
Deferred tax liabilities related to intangible assets	—	687	95,994
Other liabilities	—	3,332	185,359
Common stock issuance	—	—	290,468
Net increase in additional paid in-capital related to stock-based awards	4,008	14,207	108,259
Satisfaction of secured demand notes through release of collateral	$8,000	$1,000	$—

The accompanying notes are an integral part of these consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

        The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche"), LaBranche Financial Services, Inc., a New York corporation ("LFSI"), LaBranche Structured Products, LLC, a New York limited liability company ("LSP"), LABDR Services, Inc., a Delaware corporation ("LABDR"), and LaBranche & Co. B.V., a Netherlands private limited liability company ("BV" and collectively with the Holding Company, LaBranche, LFSI, LSP and LABDR, the "Company"). The Holding Company is the sole member of LaBranche and LSP, the 100% stockholder of LFSI and LABDR, and the sole owner of BV. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange ("NYSE") and in equity securities on the American Stock Exchange ("AMEX"). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer and operates as a specialist in options, Exchange-Traded Funds ("ETFs") and futures on the AMEX and the New York Board of Trade ("NYBOT") and acts as a market-maker in ETFs, futures and options on various exchanges. LABDR was incorporated in 2003 to provide disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche in European markets and provides client services to LaBranche's European listed companies.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

        The consolidated financial statements include the accounts of the Holding Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Cash and cash equivalents include all demand deposits held in banks and highly liquid investments with original maturities of 90 days or less.

Securities Transactions

        Principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions are recorded on a settlement date basis and the related revenues and expenses are recorded on a trade date basis. Receivables from, and payables to, customers represent amounts due from or to customers of the Company in connection with cash and margin securities transactions. Certain receivables are collateralized by customers' securities held by the Company and by other broker-dealers for delivery to the Company, the value of which is not reflected in the accompanying consolidated financial statements. Corporate equities, options, ETFs, futures and other securities owned, and securities sold, but not yet purchased, are reflected at market value and unrealized gains and losses are reflected in net gain on principal transactions. United States Government obligations, together with related interest receivable as reported in other assets, are reflected at market value, with interest income included in other income. Dividends and Securities and Exchange Commission ("SEC") fees, as well as gains and losses from the trading of foreign currencies are also included in net gain on principal transactions. Dividend income and expense are recognized on the record date, which does not differ materially from the ex-date. In the normal course of business, the Company is permitted to use client margin securities to finance customer securities transactions, subject to certain regulatory guidelines. The market value for the equity securities, ETFs and future contracts is based on the closing price posted on the primary exchange on which they are traded. The market value of exchange-traded options is based on the national best bid/offer as determined by the Company's options clearing agent.

        Investments in non-marketable securities consist of private equity, limited liability company and limited partnership investments, and are included in other assets on the accompanying consolidated statements of financial condition. These investments do not have readily available price quotations. These investments are accounted for under the equity method, which approximates fair value, or are accounted for at fair value as estimated by management of the Company. In determining the estimated fair value, the Company considers all appropriate factors relevant to such investments, such as sufficient evidence of a third-party transaction, and consistently applies the procedures for arriving at fair value. Write-downs to fair value are recognized if the expected realizable value of the investments is less than the carrying value. Unrealized gains and losses related to changes in fair value are included in other revenues in the accompanying consolidated statements of operations.

Collateralized Financing Transactions

        Securities purchased and sold under agreements to resell and repurchase, as well as securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount plus accrued interest. It is the policy of the Company to obtain possession of collateral with market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when necessary. The market value of securities received for securities purchased under agreements to resell at December 31, 2003 approximated 102.0% of cash paid. None of the securities received were subsequently repledged or resold.

Goodwill and Other Intangible Assets

        Goodwill and other intangible assets are comprised of the Company's specialist stock lists, trade name and goodwill acquired in connection with various acquisitions, and the limited partner buyout that occurred in 1999 concurrent with the Company's reorganization from partnership to corporate form. The allocations of purchase price to these assets and determinations of their respective useful lives were based upon independent appraisals for material acquisitions through March 2001. The useful lives of the acquired specialist stock lists were determined based upon analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based upon management's analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared to the results of the independent appraisals conducted in connection with the acquisitions prior to April 2001.

        With the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, the acquired trade name and goodwill are no longer amortized. The acquired specialist stock lists, however, continue to be amortized over their respective lives. The Company tests goodwill for impairment at least annually (as of December 31) or when events and circumstances indicate impairment testing may be necessary by applying a fair value based test in accordance with SFAS No. 142. The fair value test involves the comparison of the fair value to the carrying value of the reporting units. The fair value of the reporting units is determined using both the market capitalization of the Company and the present value of the Company's estimated future cash flows based on certain management assumptions. If the carrying amount of the reporting unit exceeds its estimated fair value, the Company will determine if impairment is necessary through additional testing. This additional testing entails estimating the implied fair value of reporting unit goodwill—through the use of discounted cash flows analysis and other measures—and comparing this implied fair value of reporting unit goodwill to its carrying amount. If the carrying amount of reporting unit goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. For the year ended December 31, 2003, the Company recorded a $170.3 million goodwill impairment charge (see Note 5).

        The Company tests its trade name for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test involves a comparison of the trade name's fair value with its carrying amount. If the trade name's carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2003, the Company's trade name was not impaired.

        The Company accounts for its long-lived intangible assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Pursuant to SFAS No. 144, the Company evaluates its stock lists for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the stock lists, is recognized if the expected undiscounted cash flows relating to the stock lists are less than the corresponding carrying value. As of December 31, 2003, the Company's stock lists were not impaired.

Exchange Memberships

        Exchange memberships owned by the Company are carried at cost or, if an other-than-temporary impairment in value has occurred, at management's estimate of fair value.

        Certain employees of the Company have contributed the use of ten memberships on the NYSE to the Company. These memberships are subordinated to claims of general creditors and are carried at market value with a corresponding amount recorded in subordinated liabilities. The Company makes lease payments to these employees for the use of the exchange memberships at a rate that is commensurate with the rent paid to non-affiliated parties for the use of their exchange memberships.

        The Company leases additional memberships on the NYSE, the AMEX, the Chicago Board of Exchange ("CBOE"), and the Philadelphia Stock Exchange ("PHLX") from non-affiliated parties and makes lease payments to these parties at prevailing market rates.

Income Taxes

        The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, the Company recognizes future tax benefits to the extent that such benefits are more likely than not to be realized.

Depreciation and Amortization

        Depreciation of office equipment is calculated using the straight-line method over estimated useful lives of 5 years. Amortization of leasehold improvements is calculated using the lower of the economic useful life of the leasehold improvement or the term of the related lease. Estimated useful lives of leasehold improvements range from 3 to 5 years.

        Prior to the adoption of SFAS No. 142, specialist stock lists and trade name were amortized on a straight-line basis over 15 to 40 years and goodwill was amortized on a straight-line basis over 15 years. With the implementation of SFAS No. 142 in January 2002, the Company ceased the amortization of recorded goodwill and trade name, and thus the related amortization of these intangible assets has not been included in the Company's consolidated results of operations since the adoption date of SFAS No. 142. Acquired specialist stock lists continue to be amortized over their respective lives.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides two additional methods, the modified prospective and the retroactive restatement methods, for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, in addition to the prospective method required by SFAS No. 123. On January 1, 2003, the Company adopted the prospective method of SFAS No. 148 to account for stock-based employee compensation. Accordingly, the Company expenses the fair value, as of the date of grant, of stock-based compensation issued to employees on or after January 1, 2003 over the related service periods. The Company did not issue any employee stock options during 2003.

        For the year ended December 31, 2002 and prior years, the Company elected to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". In accordance with APB No. 25, compensation expense was not recognized for stock options that had no intrinsic value on the date of grant. In addition, compensation expense was not recognized for those options issued in connection with the Company's acquisition of ROBB PECK McCOOEY Financial Services, Inc. ("RPM") in March 2001 and treated as part of the purchase price of RPM in accordance with the rules of purchase accounting.

        The Company estimated the weighted average fair value of options granted during 2002 ($21.95 per option) and 2001 ($23.65 per option) using the Black-Scholes option-pricing model with the following weighted average assumptions (no options were granted during 2003):

	Options Granted in:
	October 2002	January 2002	March 2001	January 2001
Risk-free interest rate	3.89%	4.94%	4.89%	4.89%
Expected life	6 yrs	7 yrs	7 yrs	7 yrs
Expected volatility	51%	64%	66%	64%
Dividend yield	0%	0%	0%	0%

        Had the Company recognized compensation expense under the fair value based method of SFAS No. 123 (using the estimated weighted average fair values indicated in the table above), net income (loss) available to common stockholders and earnings (loss) per share would have been reduced (or increased, where applicable) to the pro forma amounts indicated below:

	Years Ended December 31,
	2003	2002	2001
	(000's omitted, except per share data)
Net income (loss) available to common stockholders, as reported	$(183,403)	$80,285	$64,115
Add: Stock based compensation expense included in reported net income (loss), net of tax effect	1,788	1,631	3,304
Less: Stock based compensation expense under SFAS 123, net of tax effect	(8,913)	(8,843)	(5,128)

Pro forma net income (loss) available to common stockholders	(190,528)	73,073	62,291
Diluted earnings (loss) per share, as reported	$(3.08)	$1.34	$1.13
Pro forma diluted earnings (loss) per share	(3.20)	1.22	1.09

        The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential effect stock-based compensation would have on net income (loss) in future periods.

New Accounting Pronouncements

        In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", an interpretation of FIN 46, "Consolidation of Variable Interest Entities". FIN 46(R) requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns or both of the entity. FIN 46(R) is effective no later than the end of the first reporting period that ends after March 15, 2004. Included in other assets on the accompanying consolidated statements of financial condition are non-marketable investments totaling $20.8 million and $19.4 million as of December 31, 2003 and 2002, respectively. These investments consist of equity interests in private corporations, investments in limited liability companies and an investment in a limited liability partnership. The majority of these investments were made prior to January 1, 2002 at the discretion of management in order to leverage new trading technologies and help manage the Company's cost structure. Certain investments were assumed in connection with one of the Company's 2001 acquisitions. As of December 31, 2003, there were no material future contractual commitments in regard to these investments and the Company's maximum exposure to loss is its investment.

        In May 2003, the FASB issued Statement of Financial Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for certain provisions that have been deferred, and otherwise is effective for the interim period beginning after June 15, 2003, except for certain provisions that have been deferred. The Company has not entered into or modified any financial instruments with characteristics of both liabilities and equity as defined under SFAS No. 150 since May 31, 2003. Additionally, the Company has no mandatorily redeemable stock. The implementation of SFAS No. 150 has had no impact on the Company's 2003 consolidated financial statements.

3.    LIQUIDITY

        In view of the $146.9 million decline in the Company's revenues in 2003 compared to 2002, its working capital needs, the $446.0 million net liquid asset requirement to which LaBranche is subject under NYSE rules (see Note 8), the SEC net capital requirements to which LaBranche, LFSI and LSP are subject and the recent tentative $63.5 million settlement of the NYSE and SEC investigations of LaBranche's NYSE specialist trading activity, it is unlikely that the Company will be able to repay its maturing $100.0 million aggregate principal Senior Notes which are due in August 2004, unless the Company is able to refinance the Senior Notes or is able to raise sufficient funds through the disposition of certain non-core business assets.

        Management of the Company currently is exploring several alternatives for refinancing all (or at least a substantial portion) of the Senior Notes in order to enable the Company to repay the Senior Notes and accrued interest when due, and the Company has received several proposals from major financial institutions with respect to refinancing the Senior Notes. On March 15, 2004 the Company secured from a major financial institution a commitment to fund a $25.0 million revolving credit facility which, subject to the satisfaction of certain conditions (including the execution of satisfactory credit documentation) and compliance with certain covenants, will be available if necessary, to fund in part the repayment of the Senior Notes. Although the Company believes it will be able to refinance the Senior Notes on reasonably acceptable terms, there can be no assurance in this regard. If the Company is unable to refinance the Senior Notes prior to their maturity, it will seek to raise sufficient funds to repay the Senior Notes without impairing its core specialist business operations by borrowing under the $25.0 million revolving credit facility described above, by disposing of certain of its investment assets, scaling back or liquidating certain of its non-core specialist operations, disposing of certain of its non-core business assets and/or selling additional shares of its common stock.

        In the event that the Company is unable to refinance or repay the Senior Notes when due, the failure to repay the Senior Notes and accrued interest when due would be deemed an "event of default" under the indenture governing the Senior Notes and also would trigger an "event of acceleration" under certain of the Company's other indebtedness, including the $250.0 million aggregate principal Senior Subordinated Notes which are due in March 2007, requiring immediate repayment of such other indebtedness. Such an "event of default" and "event of acceleration" would materially and adversely affect the Company's financial condition and raise doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.    RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

        The balances presented as receivables from and payables to brokers, dealers and clearing organizations consist of the following:

	For the Years Ended December 31,
	2003	2002
	(000's omitted)
Receivable from brokers, dealers and clearing organizations:
Pending trades, net	$—	$24,373
Securities borrowed	74,989	50,348
Receivable from clearing organizations	34,714	49,050
Securities failed to deliver	24,967	19,943
Other receivables from brokers and dealers	7,969	1,673

	$142,639	$145,387

Payable to brokers and dealers:
Pending trades, net	$7,737	$—
Securities failed to receive	12,637	11,773
Other payables to brokers and dealers	24,798	4,644

	$45,172	$16,417

        With respect to securities loaned, the Company receives collateral in the form of cash in an amount in excess of the market value of securities loaned. If the Company's counterparties to its securities loaned transactions have the right by contract or custom to sell or repledge the Company's pledged proprietary securities, then the Company will disclose these securities as "securities pledged to counterparties" on the accompanying consolidated statement of financial condition. As of December 31, 2003, there were no proprietary or customer securities, which were pledged related to the Company's securities loaned transactions.

        The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

        In December 2003, the Company recognized an impairment charge of approximately $170.3 million attributable to goodwill. In determining the fair value of its equity, the Company first compared the fair value of each reporting unit to its carrying value. The primary methods used by the Company to estimate the fair value of its equity at December 31, 2003 included the use of an independent appraisal, various cash flow estimates and related discount rate assumptions, as well as the market capitalization of the Company. Since the result of this first comparison resulted in an excess of each reporting unit's carrying value over its fair value, the Company then estimated the implied fair value of goodwill of each reporting unit and compared it to each reporting unit's carrying value. Implied fair value of goodwill was determined by valuing all Company assets and liabilities pursuant to the purchase accounting guidelines prescribed by SFAS No. 141. The $170.3 million impairment charge represents the excess of reporting unit goodwill carrying value over its implied fair value.

        As part of the impairment testing, the Company used certain estimates and assumptions to make financial projections, which incorporated 2003 as the base year. The operating results and cash flows for 2003 and the conditions that led to impairment were due to several factors, including: lower revenues due to lower trading volumes of equity securities in which LaBranche acts as a specialist, a decline in the Company's stock price throughout 2003, and the investigation by the NYSE and the SEC into the trading practices of several NYSE specialist firms—including LaBranche. Based on these trends, the Company's earnings projections for the next five years were revised.

        Of the total $170.3 million goodwill impairment charge, approximately $166.2 million was attributed to the Company's Specialist reporting unit and approximately $4.1 million was attributed to the Company's Execution and Clearing reporting unit.

        The net carrying value of goodwill decreased approximately $181.0 million from $470.6 million as of December 31, 2002 to $289.6 million as of December 31, 2003. The decrease was due primarily to the aforementioned $170.3 million goodwill impairment charge and a $10.7 million deferred tax liability effect.

        The reported net income (loss) and earnings (loss) per share, as adjusted to exclude amortization of goodwill and trade name, are set forth below:

	For the Years Ended December 31,
	2003	2002	2001
	(000's omitted)
Net income (loss) applicable to common stockholders, as reported	$(183,403)	$80,285	$64,115
Net income (loss) applicable to common stockholders, as adjusted	(183,403)	80,285	92,568
Earnings (loss) per share, as reported
Basic	$(3.08)	$1.36	$1.15
Diluted	(3.08)	1.34	1.13
Earnings (loss) per share, as adjusted
Basic	$(3.08)	$1.36	$1.66
Diluted	(3.08)	1.34	1.62

        The Company's acquired specialist stock lists continue to be amortized over their respective lives ranging from 15 to 40 years, with a weighted-average amortization period of 39.6 years. The gross carrying amount, accumulated amortization and net carrying amount of the Company's acquired specialist stock lists are set forth below:

	As of December 31, 2003	As of December 31, 2002
	(000's omitted)
Gross carrying amount	$406,190	$406,190
Accumulated amortization	(34,610)	(24,234)

Net carrying amount	$371,580	$381,956

        Amortization expense associated with the Company's acquired specialist stock lists was $10.4 million, $10.4 million and $8.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated amortization expense for the existing specialist stock lists is $10.4 million for each of the fiscal years ending December 31, 2004 through December 31, 2008.

6.     EXCHANGE MEMBERSHIPS

        For the year ended December 31, 2003, the Company recognized an other-than-temporary impairment loss of $0.5 million on the value of its exchange membership on the AMEX. The Company recognized this impairment charge to reflect management's best estimate of the other-than-temporary decline in the fair market value of this exchange membership as of December 31, 2003. The charge is included in Other Expenses on the accompanying consolidated statement of operations for the year ended December 31, 2003.

7.     INCOME TAXES

        The components of the provision (benefit) for income taxes reflected on the accompanying consolidated statements of operations are set forth below:

	For the Years Ended December 31,
	2003	2002	2001
	(000's omitted)
Current income taxes:
Federal	$10,904	$43,592	$58,538
Foreign, state and local	6,418	23,572	32,280

Total current	17,322	67,164	90,818
Deferred income taxes:
Federal	(14,685)	7,615	(3,670)
Foreign, state and local	(8,644)	4,119	(2,024)

Total deferred	(23,329)	11,734	(5,694)

Total provision (benefit) for income taxes	$(6,007)	$78,898	$85,124

        Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities. The following table presents the components of deferred tax asset and liability balances:

	For the Years Ended December 31,
	2003	2002
	(000's omitted)
Deferred tax assets:
Deferred compensation	$15,627	$16,301
Restitution	18,738	—
Acquisition goodwill impairment	8,138	—
Other	3,642	4,434
Less: valuation allowance	—	—

Total deferred tax assets, net	$46,145	$20,735
Deferred tax liabilities:
Acquisition intangibles (non tax deductible)	$144,288	$159,025
Acquisition intangibles and goodwill (tax deductible)	18,394	11,472
Securities mark to market	4,784	4,472
Non marketable investment basis	4,674	4,393
Other	706	562

Total deferred tax liabilities	$172,846	$179,924

        The 2003 net increase in deferred tax assets was attributable to deductible acquisition intangible amortization from the impairment of goodwill and the deferred charges related to the restitution assessment by the SEC and NYSE. There is no valuation allowance recorded against the deferred tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be deductible. Based upon the Company's level of historical taxable income, future reversals of existing taxable differences and all other available evidence, the deferred tax assets will more likely than not be realized.

        The 2003 net decrease in deferred tax liabilities is due primarily to a $11.5 million reduction of deferred tax liability recorded against trade name goodwill.

        The Company's effective tax rate differs from the Federal statutory rate primarily due to the nondeductible amortization of intangible assets, nondeductible impairment of goodwill, nondeductible penalties and state and local taxes. A reconciliation of the statutory U.S. Federal income tax rate of 35.0% to the Company's effective income tax rate is set forth below:

	For the Years Ended December 31,
	2003	2002	2001
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes related to:
State and local taxes	0.8	11.1	11.4
Nondeductible goodwill and intangibles amortization (impairment)	(29.7)	2.5	8.3
Nondeductible penalty expense	(4.1)
Other	1.2	(1.1)	(0.4)

Effective tax rate	3.2%	47.5%	54.3%

        Tax benefits of approximately $0.4 million, $6.6 million and $18.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, were credited directly to goodwill or additional paid-in capital in the accompanying consolidated statements of financial condition and changes in stockholders' equity. These tax benefits related to the award of restricted stock units and shares of restricted stock and the exercise of stock options.

        As a result of the Company's March 2001 acquisition of Internet Trading Technologies, Inc. ("ITTI"), net operating loss ("NOL") carryforwards totaled $1.6 million and $1.8 million as of December 31, 2003 and 2002, respectively. The utilization of these NOLs as a tax deduction is limited under Section 382 of the Internal Revenue Code to $0.2 million per year. These NOLs will begin to expire between 2019 and 2021.

8.     CAPITAL AND NET LIQUID ASSET REQUIREMENTS

        LaBranche, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1 as adopted and administered by the SEC, NYSE, and AMEX. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

        As of December 31, 2003 and 2002, LaBranche's net capital, as defined under SEC Rule 15c3-1, was $408.7 million and $472.0 million, respectively, which exceeded minimum requirements by $403.1 million and $467.4 million, respectively. LaBranche's aggregate indebtedness to net capital ratio was .21 to 1 and .15 to 1, as of December 31, 2003 and 2002, respectively.

        The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Under the NYSE's Rule 104, specialist units that exceed five percent in any of the NYSE's four concentration measures must maintain minimum net liquid assets based upon the securities for which they act as the specialist. The requirements state that the net liquid assets must be equivalent to $4.0 million for each stock in the Dow Jones Industrial Average, $2.0 million for each stock in the S&P 100 Stock Price Index, excluding stocks included in the previous classification, $1.0 million for each stock in the S&P 500 Stock Price Index, excluding stock included in the previous classifications, $500,000 for each common stock, excluding bond funds and stocks included in the previous classifications, and $100,000 for each stock not included in any of the above classifications. In addition, the NYSE requires any new specialist entities that result from a merger, acquisition, consolidation or other combination of specialist entities to maintain net liquid assets equivalent to the greater of either: (1) the aggregate net liquid assets of the specialist entities prior to their combination or (2) the new capital requirements prescribed under Rule 104. Net liquid assets for a specialist who also engages in transactions other than specialist activities is based upon its excess net capital as determined in accordance with SEC Rule 15c3-1.

        Under NYSE Rule 104, LaBranche's net liquid asset requirement was $446.0 million as of December 31, 2003 and 2002. For the year ended December 31, 2003, LaBranche recorded a charge of $63.5 million as a result of the February 17, 2004 agreement in principle to settle pending investigations by the NYSE and SEC investigations of LaBranche's specialist trading activity (see Note 10). The charge was recorded as a subsequent event as of December 31, 2003 under accounting principles generally accepted in the United States of America. Prior to recording this charge, LaBranche's net liquid assets was $473.0 million. Subsequent to the accrual for the settlement, LaBranche's net liquid assets would have been reduced to $406.1 million. However, LaBranche's net liquid assets is reported to the NYSE on a daily basis, and since the settlement charge was not recorded until February 2004 as a subsequent event, LaBranche reported sufficient net liquid assets as of December 31, 2003. Concurrent with LaBranche's recording of the settlement accrual in February 2004, the Holding

Company contributed capital to LaBranche sufficient to maintain compliance with its net liquid assets requirements. LaBranche's actual net liquid assets were $465.2 million as of December 31, 2002.

        LaBranche meets its $446.0 million net liquid assets requirement by maintaining sufficient liquid assets. While securities positions, pending trades and other assets associated with LaBranche's equity specialist activities make up a portion of LaBranche's net liquid assets requirement, a substantial portion of LaBranche's cash and cash equivalents are used to meet the net liquid assets requirement.

        The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $600,000, or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of December 31, 2003, LaBranche satisfied the AMEX equity specialist liquid asset requirements.

        As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1 as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2% of aggregate debit items, as defined. As of December 31, 2003 and 2002, LFSI's net capital, as defined, was $14.4 million and $19.4 million, respectively, which exceeded minimum requirements by $12.9 million and $17.9 million, respectively.

        As a clearing broker-dealer, LFSI has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB Calculation"), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents' net capital calculation. At December 31, 2003 and 2002, the reserve requirement was approximately $2.2 million and $11.3 million, respectively. LFSI had cash and securities on deposit in a Special Reserve Bank Account of $3.7 million as of January 5, 2004, and $21.9 million as of January 3, 2003 to comply with its respective year-end requirements.

        As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2003 and 2002, LSP's net capital, as defined, was $32.8 million and $6.9 million, respectively, which exceeded minimum requirements by $32.6 million and $6.8 million, respectively.

9.     ACQUISITIONS

        Effective March 13, 2001, the Holding Company acquired, under the purchase method of accounting, all the outstanding capital stock of ITTI, a company that provided front-end order execution, analysis and reporting solutions for the wholesale securities dealer market. The excess of purchase price over fair value of net tangible assets of approximately $4.3 million was allocated to goodwill. The results of ITTI's operations have been included in the Company's consolidated financial statements since March 14, 2001.

        Effective March 15, 2001, the Holding Company acquired, through a merger, RPM for an aggregate of approximately 6.9 million shares of the Company's common stock and shares of the Company's nonconvertible Series A preferred stock having an aggregate face and liquidation value of approximately $100.0 million and a fair value of approximately $93.4 million. Each share of the Series A preferred stock entitled the holder thereof to cumulative preferred cash dividends at an annual rate of 8.0% for the first four years, 10.0% for the fifth year and 10.8% thereafter, as well as certain voting rights and preferred distributions upon liquidation. In addition, the Company assumed RPM's obligations under RPM's outstanding option agreements with its employees. Thus, each option to purchase RPM common stock was converted into a vested option to purchase 98.778 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting and the results of RPM's operations have been included in the Company's consolidated financial statements since March 16, 2001. The excess of purchase price over fair value of net tangible assets of approximately $452.5 million was allocated to intangible assets with corresponding respective lives as follows:

	Original Amount (in millions)	Life
Specialist Stock List	$180.0	40 years
Goodwill	272.5	15 years

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

        Effective September 20, 2001, LaBranche acquired the interests in the Freedom Specialist Inc. ("Freedom"), R. Adrian & Company, LLC ("Adrian") and LaBranche Joint Book (the "Joint Book")—which it did not previously own—for an aggregate of approximately $13.6 million in cash, 54,750 shares of the Company's common stock and an amount equal to Freedom's and Adrian's respective shares of the equity capital of the Joint Book on the closing date of the acquisition. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over fair value of net tangible assets of approximately $15.0 million was allocated to specialist stock list and goodwill. The results of the operations formerly conducted by the Joint Book in which LaBranche previously did not own an interest have been included in the Company's consolidated financial statements since September 21, 2001.

        Effective October 18, 2001, LaBranche acquired Bocklet & Company, LLC ("Bocklet") for an aggregate of $20.0 million in cash, of which $5.0 million was paid upon the closing and the remaining amount was paid in equal installments three, six and nine months from the closing date, and 1,100,000 shares of the Company's common stock. In addition, an amount equal to the equity capital of Bocklet on the closing date of the acquisition was paid in equal installments three, six and nine months from the closing date. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over fair value of net tangible assets of approximately $53.4 million was allocated to specialist stock list and goodwill. The results of the operations formerly conducted by Bocklet have been included in the Company's consolidated financial statements since October 19, 2001.

        Effective October 24, 2002, the Holding Company acquired all the outstanding stock of Hochstin & Company, Inc. ("Hochstin"), which conducted a rights specialist and floor brokerage business on the NYSE, for $7.8 million in cash, of which $3.6 million was paid at the closing and the remainder is to be, or was, paid by the Holding Company as follows: (a) $1.0 million on each of October 24, 2003, 2004 and 2005, and (b) $1.2 million on October 24, 2007, although the final payment may be reduced to $200,000 if the employment with LFSI of a certain former employee of Hochstin is either terminated for cause by LFSI or is terminated voluntarily by such employee prior to October 24, 2007. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over fair value of net tangible assets of approximately $4.6 million was allocated to goodwill. The results of operations formerly conducted by Hochstin have been included in the Company's consolidated financial statements since October 24, 2002.

        On April 22, 2003, LSP formed an options specialist joint account on the AMEX (the "Joint Account") with Botta Capital Management, LLC ("Botta"). LSP contributed $1.5 million of capital for the operations of the Joint Account and manages the Joint Account's business on the trading floor of the AMEX. Botta contributed its right to act as specialist in certain AMEX option listings. Annual net profits of the Joint Account generated from specialist activities in the Joint Account's AMEX listed options are shared by LSP and Botta on a ratio of 66%/34% basis, respectively, and LSP bears 100% of any annual net losses. After the fourth anniversary of the formation of the Joint Account, Botta will no longer have any interest in the Joint Account or the AMEX option listings it contributed to the Joint Account. The results of the Joint Account have been included in the Company's consolidated financial statements since April 22, 2003, in accordance with FIN 46(R). Botta's share of the net assets and net income of the Joint Account are classified as minority interest on the accompanying 2003 consolidated statement of financial condition and statement of operations, respectively.

10.   COMMITMENTS AND CONTINGENCIES

        On April 22, 2003, the NYSE announced that it was reviewing the trading practices of several specialist firms, including LaBranche, with respect to alleged "interpositioning," pursuant to which specialists are alleged to have improperly intervened in matches between buyers and sellers by not complying with their "negative obligation" to "stand out of the way" when a natural match can occur between a buyer and a seller. On September 26, 2003, the NYSE Division of Enforcement informed LaBranche's representatives of its belief that interpositioning by LaBranche specialists amounted in the aggregate to approximately $5.0 million during the three year period from 2000 to 2002. On October 15, 2003, the NYSE Division of Enforcement informed LaBranche's representatives that a new NYSE Market Surveillance Division study indicated that LaBranche specialists also improperly "traded ahead" of customer orders placed on the "Designated Order Turnaround" or "DOT" system, and that this "specialist advantage" or "DOT inferior" trading amounted in the aggregate to approximately $38.5 million during the 2000 to 2002 period. On October 16, 2003, the NYSE announced that it had determined to bring disciplinary action against the five largest NYSE specialist firms, including LaBranche, and seek substantial fines for their alleged trading ahead of customer orders during the 2000 to 2002 period. On October 17, 2003, the SEC issued a formal Order of Investigation with respect to the specialist trading practices of the five largest NYSE specialist firms, including LaBranche. In December 2003, the SEC and NYSE also indicated that they were expanding the period covered by their investigations to include 1998, 1999 and 2003.

        On January 21, 2004, the staff of the SEC issued a "Wells Notice" notifying the Company and LaBranche that the staff was considering recommending that the SEC bring a civil enforcement action against the Company and LaBranche for possible violations of securities laws and NYSE rules. LaBranche received a similar notice from the NYSE, which restated the NYSE's intent to bring a formal disciplinary proceeding against LaBranche for possible violations of securities laws and NYSE rules.

        On February 17, 2004, the Company announced an agreement in principle with the NYSE and the staff of the SEC to settle the pending investigations by the NYSE and SEC concerning specialist trading activity. The agreement in principle is subject to final approval by the SEC and the signing of definitive settlement papers. The Company announced its understanding that the settlement will take the form of an administrative order with findings based on a neither admit nor deny offer of settlement. The findings, neither admitted nor denied, will include violations of Section 11(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and rules promulgated thereunder concerning specialist trading, including the requirement that a specialist maintain a fair and orderly market, and violations of Section 15(b)(4)(E) of the Exchange Act, including failure to supervise with respect to certain transactions in which one or more employees allegedly violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Pursuant to the agreement in principle, and without admitting or denying any wrongdoing, the Company announced that it will pay a total of $63.5 million in restitution to customers and civil penalties for certain trades that occurred during the five-year period from 1999 to 2003. Of the total $63.5 million, $41.6 million represents restitution and $21.9 million represents civil penalties. The settlement represents a subsequent event reportable for 2003 under accounting principles generally accepted in the United States of America, and the Company has recorded a $63.5 million pre-tax charge for 2003. It is the Company's understanding that the four other largest NYSE specialist firms also settled the pending investigations concerning their specialist trading activity during the 1999 to 2003 period.

        On or about October 16, 2003 through December 16, 2003, 13 purported class action proceedings were filed against the Company and certain of the Company's officers and directors in the United States District Court for the Southern District of New York alleging improper specialist firm trading. Nine of these lawsuits, Sofran v. LaBranche & Co Inc., et al., No. 03 CV 8201, Semon v. LaBranche & Co Inc., et al., No. 03 CV 8255, Haug v. LaBranche & Co. Inc., et al., No. 03 CV 8265, Labul v. LaBranche & Co Inc., et al., No. 03 CV 8365, Murphy v. LaBranche & Co Inc., et al., No. 03 CV 8462, Strain v. LaBranche & Co Inc., et al., No. 03 CV 8509, Yopp v. LaBranche & Co Inc., et al., No. 03 CV 8783, Ferris v. LaBranche & Co Inc., et al., No. 03 CV 8806, and Levin v. LaBranche & Co Inc., et al., No. 03 CV 8918, have been brought by purchasers of the Company's common stock during class periods alleged to have begun as early as August 1999 and to conclude on October 15, 2003. The plaintiffs in these lawsuits allege that the Company and certain of its past and present officers violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by materially misrepresenting the Company's alleged illegal activities and its financial performance. Plaintiffs seek unspecified money damages, attorneys' fees and reimbursement of expenses. On December 16, 2003, the Labul action was voluntarily dismissed without prejudice. Motions to consolidate these cases and for the appointment of a lead plaintiff are pending.

        Four of these lawsuits, Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and the California Public Employees' Retirement System (CalPERS) v. The New York Stock Exchange, Inc., et al, No. 03 CV 9968, are brought by persons or entities who purchased and/or sold shares of stocks of NYSE and AMEX listed companies for which LaBranche or any of six other largest specialist firms acted as specialists during a class period alleged to have begun as early as October 17, 1998 and to conclude on October 15, 2003. The plaintiffs in these lawsuits allege that the Company, LaBranche, the Company's chairman and chief executive officer and six other specialist firms violated Section 10(b), Rule 10b-5 and Section 20(a) by materially misrepresenting the Company's and their alleged illegal activities and profiting on purchases and/or sales of NYSE and AMEX securities. The CalPERS action also names the NYSE as a defendant. Plaintiffs seek unspecified money damages, restitution, attorneys' fees and reimbursement of expenses. Motions to consolidate these cases and for the appointment of a lead plaintiff are pending.

        On or about December 4, 2003, an action purportedly brought on behalf of the general public, Posner v. LaBranche & Co Inc., et al., No. BC307099, was filed against the Company in the Superior Court of the State of California, County of Los Angeles. The plaintiff alleges that the Company, certain of its past and present officers, other specialist firms and individuals at other specialist firms violated California Business and Professions Code § 17200 by engaging in illegal specialist trading activities. Plaintiff seeks an order permanently enjoining the alleged misconduct, restitution, an order declaring acts and practices to be "unlawful, unfair and/or fraudulent," an accounting to determine the amount to be returned by defendants and the amounts to be refunded to members of the public, the creation of an administrative process for defendants' customers to recover their losses and attorneys' fees. On February 27, 2004, the defendants in the action removed the action to the United States District Court for the Central District of California (No. CV04-1345).

        On or about November 6, 2003, a purported shareholder derivative action, Brown v. George M. L. LaBranche IV, et al., No. 03 603512, was filed by two of the Company's shareholders, purportedly on behalf of the Company, against certain of the Company's past or present directors and officers, in the Supreme Court of the State of New York, New York County. Plaintiffs allege breaches of fiduciary duty arising out of statements by the Company concerning its specialist trading business that are alleged to have been false and misleading because the Company failed to disclose alleged violations of NYSE rules. According to plaintiffs, "[a]t least a majority of the Individual Defendants had knowledge of, or were reckless in not knowing of these false and misleading statements and the improper transactions concealed by such statements, and failed to establish and maintain adequate policies, systems and procedures reasonably designed to detect and prevent such improper transactions." Plaintiffs seek damages, return of all compensation received by the defendants for periods during which they breached their fiduciary duties, an order requiring implementation of corrective measures to prevent repetition of the alleged wrongful conduct, attorneys fees and reimbursement of expenses.

        On January 20, 2004, five entities who allege that they are purchasers and sellers of options commenced an action in the United States District Court for the Northern District of Illinois against four national securities exchanges (the AMEX, the Chicago Board Options Exchange, the Philadelphia Stock Exchange and the Pacific Stock Exchange) and 35 securities brokers and/or dealers who made markets in options, including the Company and LSP. Plaintiffs allege that the Company and LSP conspired with other defendants by allegedly failing to execute orders, canceling orders and refusing to cancel orders for the purchase and sale of options. Plaintiffs allege violations of federal antitrust laws (Sections 1 of the Sherman Act and 4 and 16 of the Clayton Act), and securities laws (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, violations of an Illinois consumer fraud and deceptive business practices statute and tortious interference with business. Injunctive relief and damages (including punitive damages) in an unspecified amount are sought.

        The Company believes that the claims asserted against it in the proceedings described above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

        The Company and, in particular, certain of the business operations conducted by LFSI's predecessor in interest, RPM Clearing Corporation have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on the understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

        In October 2003, LaBranche extended its $200.0 million committed line of credit agreement with a bank to October 29, 2004 on the same terms and conditions as the expiring agreement. The line of credit, which is available to finance LaBranche's specialist activities, may be extended by LaBranche—subject to the bank's approval—for additional one-year terms by giving written notice to the bank at least 30 days prior to the then-current scheduled termination date. Amounts outstanding under this credit agreement would be secured by LaBranche's inventory of specialist stocks and would bear interest at the bank's broker loan rate. To date, LaBranche has not utilized this facility. In order to maintain the availability of funds under this credit facility, LaBranche must comply with certain financial and other covenants. We currently are in compliance with these covenants.

        The Company has entered into long-term non-cancelable operating lease agreements for certain office space and equipment, which expire at various dates through 2012. Certain lease agreements contain escalation clauses providing for increased rental payments based on increases in maintenance charges and real estate taxes. Minimum future rental commitments under existing non-cancelable leases for office space and equipment are as follows:

Years Ending December 31,
2004	$2,757,972
2005	2,666,232
2006	1,885,116
2007	1,571,430
2008	193,003
Thereafter	224,776

Total	$9,298,529

11.   SUBORDINATED LIABILITIES

        LaBranche is a party to subordinated loan agreements under which it has indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at various annual rates. Four agreements representing approximately $2.3 million mature within the last six months of 2004, and six agreements representing approximately $3.0 million mature within the first six months of 2005. These subordinated notes, which bear an annual interest rate of 10.0%, all have automatic rollover provisions, and each scheduled maturity date will be extended an additional year, unless the lender gives LaBranche seven months advance notice that the maturity date will not be extended. LaBranche is also entitled to prepay these subordinated notes without penalty under the terms of the agreements relating thereto. Interest expense incurred on these and other similar subordinated loan agreements which have been repaid for the years ended December 31, 2003, 2002 and 2001 was approximately $0.5 million, $0.8 million and $0.6 million, respectively.

        In 1998, LaBranche issued five subordinated notes representing aggregate indebtedness of $15.0 million, which mature on June 3, 2008 and bear interest at an annual rate of 7.7%, payable on a quarterly basis. These notes are senior to all other subordinated notes of LaBranche. The agreements covering these subordinated notes require LaBranche to comply with certain covenants that, among other things, restrict the type of business in which LaBranche may engage, set certain net capital levels and prohibit restricted payments, as defined. Interest expense incurred on these subordinated notes and other similar subordinated notes which were repaid in September 2002 for the years ended December 31, 2003, 2002 and 2001 was approximately $1.2 million, $2.3 million and $2.8 million, respectively.

        In connection with the acquisition of RPM, LaBranche assumed a secured demand note obligation of $8.0 million maturing in June 2004 and bearing interest at an annual rate of 11.0% on the amount of cash collateral and 4.0% on non-cash collateral, payable monthly. In July 2003, LaBranche prepaid, without penalty, through release of the collateral, this secured demand note, plus accrued interest. Interest expense incurred on secured demand notes for the years ended December 31, 2003, 2002 and 2001 was approximately $0.4 million, $2.0 million and $1.0 million, respectively.

12.   EARNINGS (LOSS) PER SHARE

        Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to dilutive potential common shares for periods in which there is net income available to common shareholders.

        The computations of basic and diluted earnings (loss) per share are set forth below:

	Years Ended December 31,
	2003	2002	2001
	(000's omitted, except per share data)
Net income (loss)	$(179,389)	$87,226	$71,587
Less: preferred dividends and discount accretion	4,014	6,941	7,472

Numerator for basic and diluted earnings (loss) per share—net income (loss) applicable to common stockholders	$(183,403)	$80,285	$64,115
Denominator for basic earnings (loss) per share—weighted-average number of common shares outstanding	59,614	58,992	55,691
Dilutive shares:
Stock options	—	681	822
Restricted stock	—	—	50
Restricted stock units	—	266	385

Denominator for diluted earnings (loss) per share—weighted-average number of common shares outstanding	59,614	59,939	56,948
Basic earnings (loss) per share	$(3.08)	$1.36	$1.15
Diluted earnings (loss) per share	$(3.08)	$1.34	$1.13

        The exercise prices for options to purchase an aggregate of 1,807,500 and 262,500 shares of common stock exceeded the average market price of the Company's common stock for the years ended December 31, 2002 and 2001, respectively. In addition, potential common shares relating to restricted stock and restricted stock units whose fair value was below the average market price of the Company's common stock for the years ended December 31, 2002 and 2001 totaled 27,362 and 47,499, respectively. Accordingly, the above calculations of diluted earnings (loss) per share do not include the antidilutive effect of these stock-based awards. Potential common shares relating to options and to restricted stock and restricted stock units totaling 3,626,891 and 295,495, respectively, were excluded from the diluted loss per share calculation for the year ended December 31, 2003 because their effect was antidilutive.

13.   EMPLOYEE INCENTIVE PLANS

  Equity Incentive Plan

        The Company sponsors an Equity Incentive Plan ("EIP") which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights.

        Upon inception of the EIP, the Company reserved for issuance 4,687,500 shares of common stock. On July 20, 2001, the Board of Directors approved, subject to the subsequent approval of the Company's stockholders, an increase in the number of shares of the Company's common stock available for issuance under the EIP by an additional 3,000,000 shares. This increase was approved by a majority vote of the stockholders of the Company at its annual meeting of stockholders on May 21, 2002. The maximum number of shares of common stock with respect to which options, restricted stock, restricted stock units or other equity-based awards may be granted under the EIP during any calendar year to any employee may not exceed 500,000 shares, subject to adjustment upon certain corporate transactions.

  Restricted Stock and Restricted Stock Units

        The Company granted restricted stock units ("RSUs") to employees in connection with its initial public offering and subsequently as stock-based compensation. The Company granted restricted stock ("RS") as part of employment contracts and in connection with certain acquisitions. In general, both the restricted stock units and the restricted stock awards vest in three to five annual installments on the anniversary of the date of grant. Compensation expense for all of these RS and RSUs awards is recognized on a straight-line basis over the respective vesting periods. In addition, all of these awards are subject to the employees' continuing service with the Company and other restrictions. For the years ended December 31, 2003, 2002 and 2001, the Company recorded compensation expense related to these awards, net of forfeitures, and a credit to additional paid-in-capital, of $3.4 million, $3.1 million and $6.2 million, respectively.

        The following table provides information about grants of RS and RSUs:

Number of Shares
RS and RSUs Outstanding as of December 31, 2000	1,250,262
Granted	60,000
Vested	(223,906)
Forfeited	(60,142)

RS and RSUs Outstanding as of December 31, 2001	1,026,214
Granted	20,000
Vested	(308,436)
Forfeited	(193,660)

RS and RSUs Outstanding as of December 31, 2002	544,118
Granted	46,000
Vested	(289,833)
Forfeited	(4,340)

RS and RSUs Outstanding as of December 31, 2003	295,945

  Stock Options

        In general, most of the stock options granted to employees as stock-based compensation vest and become exercisable in annual installments over three years. Options granted as part of purchase accounting acquisitions were fully vested and exercisable on the grant date. Pursuant to APB No. 25, no compensation expense was recognized for any of these option grants since, on the date of grant, these options had no intrinsic value. In addition, these option grants will generally expire ten years from the date of grant, unless sooner terminated or exercised.

        The following table provides information about options to purchase the Company's common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2000	1,150,000	$14.00
Options Granted	3,038,162	11.22
Options Exercised	(1,287,936)	7.68
Options Forfeited	(66,667)	14.00

Options Outstanding as of December 31, 2001	2,833,559	13.90
Options Granted	1,545,000	34.64
Options Exercised	(705,890)	12.03
Options Forfeited	—	—

Options Outstanding as of December 31, 2002	3,672,669	22.98
Options Granted	—	—
Options Exercised	(15,778)	13.67
Options Forfeited	(30,000)	35.00

Options Outstanding as of December 31, 2003	3,626,891	22.92
Options Exercisable as of:
December 31, 2001	2,287,726	$10.89
December 31, 2002	1,977,669	12.42
December 31, 2003	2,074,391	13.76

        The following table summarizes information about stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
			Weighted Average Exercise Price per Share
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Number Exercisable	Weighted Average Exercise Price
$2.00 - 10.99	493,890	1.0	$2.78	493,890	$2.78
11.00 - 20.99	1,355,501	6.9	13.86	1,355,501	13.86
21.00 - 30.99	75,000	8.8	27.50	50,000	27.50
31.00 - 40.99	1,702,500	7.9	35.77	175,000	40.00

	3,626,891			2,074,391

  Senior Executive Bonus Plan

        During March 2003, the Board of Directors of the Company approved, subject to the subsequent approval of the Company's stockholders, the adoption of the Senior Executive Bonus Plan, effective as of January 1, 2003. The purpose of the Senior Executive Bonus Plan is to provide for the payment to the Company's Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. Bonuses are payable in cash and/or equity-based awards under the Company's EIP. The adoption of the Senior Executive Bonus Plan was approved by a majority of the stockholders of the Company at its annual meeting of stockholders on May 20, 2003. For the year ended December 31, 2003, no bonuses were paid under this plan.

14.   SHORT TERM AND LONG TERM DEBT

        On August 24, 1999, the Holding Company issued $100.0 million aggregate principal amount of the Senior Notes. The Senior Notes bear interest at a rate of 9.5% annually and mature on August 15, 2004. The carrying value of the Senior Notes as of December 31, 2003 and 2002 was $100.0 million and $99.9 million, respectively. The $0.2 million original discount on the Senior Notes is being amortized over their life as an adjustment to interest expense. Debt issuance costs incurred as a result of the offering of the Senior Notes totaled approximately $2.7 million and are being amortized on a straight-line basis over the life of the Senior Notes as an adjustment to interest expense. Interest expense related to the Senior Notes for each of the years ended December 31, 2003, 2002 and 2001 was approximately $9.5 million (see Note 3).

        In connection with the acquisitions of Henderson Brothers Holdings, Inc. and Webco Securities, Inc., the Holding Company issued $250.0 million aggregate principal amount of Senior Subordinated Notes (the "Senior Subordinated Notes") that bear interest at a rate of 12.0% annually and mature on March 2, 2007. As of December 31, 2003 and 2002, the carrying value of the Senior Subordinated Notes was $247.6 million and $247.0 million, respectively. The $4.3 million original discount on the Senior Subordinated Notes is being amortized over their life as an adjustment to interest expense. Debt issuance costs incurred in the offering of the Senior Subordinated Notes totaled approximately $6.9 million, and are also being amortized as an adjustment to interest expense over the life of the Senior Subordinated Notes. For the years ended December 31, 2003, 2002 and 2001, interest expense related to these Senior Subordinated Notes was approximately $31.5 million, $31.3 million, and $31.2 million, respectively.

        The indentures governing each of the Senior Notes and the Senior Subordinated Notes include certain covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends on, or repurchase, its stock, make certain investments, engage in transactions with stockholders and affiliates, create liens on its assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. Under these financial covenants, the Company's ability to incur additional indebtedness, pay dividends or redeem stock is limited if the Company's "consolidated fixed charge coverage ratio," which is based on a trailing four quarters, is at or below 2.75:1. The "consolidated fixed charge coverage ratio" reflects a comparison between (1) the Company's consolidated earnings before interest, income tax, depreciation and amortization expenses ("EBITDA"), and (2) the sum of the Company's interest expenses and a tax-effected multiple of dividend payments with respect to the outstanding shares of the Company's preferred stock.

        As of December 31, 2003, the Company was not in default of the indentures governing the Senior Notes and Senior Subordinated Notes, but was subject to both the covenant limiting the Company's ability to incur additional indebtedness and the covenant limiting the Company's ability to make certain so-called "restricted payments" (such as dividends or cash payments to purchase the Company's stock), because its consolidated fixed charge coverage ratio was below 2.75:1. However, under exceptions to these covenants, while the consolidated fixed charge coverage ratio was below 2.75:1, the Company was still permitted to incur indebtedness pursuant to working capital facilities, including the $200.0 million line of credit maintained by LaBranche, subject to certain conditions and limitations.

        As of December 31, 2003, due to the net loss the Company incurred primarily as a result of the charges related to goodwill impairment and the NYSE and SEC specialist investigation, the Company's ability to make restricted payments became subject to another limitation contained in the indentures governing the Senior Notes and Senior Subordinated Notes. Because the Company's cumulative restricted payments since the original issuance of the Senior Notes, including the dividends previously paid with respect to the Company's common stock and Series A preferred stock, the 2002 and 2003 repurchases of Series A preferred stock, and certain of the Company's prior investments, were greater than the sum of (i) 50% of the Company's cumulative consolidated net income and (ii) 100% of the net cash proceeds received from any issuance or sale of the Company's capital stock, the Company became subject to a second limitation on its ability to make restricted payments.

        Accordingly, unless and until the Company's EBITDA increases above recent levels and the Company's consolidated fixed charge coverage ratio again exceeds 2.75:1, and the cumulative consolidated net income exceeds the Company's cumulative restricted payments, the continuing application of these limitations could restrict the Company's access to certain sources of financing and its ability to distribute earnings to its stockholders and strategically and flexibly deploy its capital.

        The Senior Subordinated Notes also require the Company, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to the Company's Excess Cash Flow, as defined, at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his or her pro rata share based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. An Excess Cash Flow offer is not required to be made for any fiscal year if the amount of such offer would be less than $5.0 million. Excess Cash Flow is defined for this purpose as 40.0% of the amount by which the Company's consolidated EBITDA exceeds the sum of its interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to the Company's payment at maturity of the principal amount of its existing or certain other indebtedness. On May 13, 2003, the Company offered to purchase approximately $30.5 million aggregate principal amount of Senior Subordinated Notes based on the Excess Cash Flow for the year ended December 31, 2002. This offer expired on June 11, 2003 without the tender of any Senior Subordinated Notes. An Excess Cash Flow offer may not be made to the extent the offer would violate the prohibition on restricted payments contained in the indentures governing the Senior Notes. Thus, while the Senior Notes are outstanding, if the Company's consolidated fixed charge coverage ratio is below 2.75:1, the Company may not offer to redeem any Senior Subordinated Notes pursuant to an Excess Cash Flow offer or otherwise. The Company, therefore, does not anticipate being required to make an Excess Cash Flow offer in 2004 based on its financial results in 2003.

        As of December 31, 2003 and 2002, the Holding Company was obligated under a promissory note for $2.0 million assumed in connection with the RPM acquisition, which was issued to a family member of a former employee of RPM. The note bore interest at 12.5% per year until June 15, 2003, and bears interest at 8.0% per year through June 14, 2004, its maturity date. This promissory note is classified as short term debt on the accompanying statements of financial condition. In addition, the Holding Company issued to RPM Nautical Foundation, Inc. ("RPM Nautical") notes in the aggregate amount of $8.0 million on August 7, 2002 in exchange for 8,000 shares of the Company's Series A Preferred Stock then held by RPM Nautical. This indebtedness accrued interest at the rate of 10.0% per year until August 7, 2003 and thereafter accrues interest at a rate of 9.0% per year, payable semiannually, and matures on August 7, 2007. Interest expense incurred by the Holding Company related to the notes described in this paragraph for the years ended December 31, 2003, 2002 and 2001 was approximately $1.0 million, $0.6 million and $0.2, respectively.

        Principal maturities of long term debt as of December 31, 2003 are as follows:

Year Ending December 31,	Amount
(000's omitted)
2004	—
2005	—
2006	—
2007	$258,000
2008	—
Thereafter	—

Total	$258,000

15.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires companies to report the fair value of financial instruments for certain assets and liabilities. Substantially all the Company's assets and liabilities are carried at fair value or contracted amounts, which approximate fair value.

        The fair value of fixed rate debt, in millions, is as follows:

	As of December 31,
	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior Debt	$100.0	$101.0	$99.9	$104.9
Senior Subordinated Debt	$247.6	$250.0	247.0	280.5
Other	$30.3	$33.1	$30.3	$33.6

        The fair value of the Senior Notes and the Senior Subordinated Notes was determined based upon their market value as of December 31, 2003. The fair value of the fixed rate and other notes was determined using current market rates to discount their cash flows.

16.    RETIREMENT PLAN

        The Company has a defined contribution retirement plan (the "Plan") that is subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"). Effective January 1, 2003, the Plan sponsor changed from LaBranche to the Holding Company.

        All employees are eligible to participate in the Plan after they have completed three months of service and/or have been credited with 1,000 hours of service. Participants are entitled to contribute voluntarily in an amount equal to not less than 1% and not more than 60% of their annual pre-tax compensation, up to the maximum amount permitted under Internal Revenue Service ("IRS") regulations for the applicable Plan year. The Company, acting in its sole discretion, can declare and make employer matching contributions and additional voluntary contributions. During the years ended December 31, 2003, 2002 and 2001, the Company contributed approximately $1.0 million, $1.2 million and $1.0, respectively, as employer matching contributions to the Plan, and approximately $4.2 million and $3.4 million as of December 31, 2002 and 2001, respectively, as additional voluntary contributions. There were no additional voluntary contributions for 2003.

17.    BUSINESS SEGMENTS

        Segment information is presented in accordance with SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Prior to January 1, 2002, the Company considered its operations to be one reportable segment for purposes of presenting consolidated financial information and evaluating its performance. Since adopting SFAS No. 131 in 2002, the Company views its business under two separate segments: Specialist and Execution and Clearing. Accordingly, the 2001 reportable segments information was restated in 2002 to conform to the current reportable segments presentation. The Company's business segments are based upon the nature of the financial services provided, their revenue source and the Company's management organization.

        The Company's Specialist segment operates as a specialist in equities and rights listed on the NYSE, as a specialist in equities, options, ETFs, and futures on the AMEX and the NYBOT, and as a market-maker in ETFs, futures and options on several exchanges. This segment also provides support services for the NYSE specialist activities. The Specialist segment currently includes the operations of LaBranche, LSP, LABDR and BV since they share similar economic characteristics.

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

        Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Certain administrative expenses, corporate overhead expenses and other sources of revenues are not specifically allocated by management when reviewing the Company's segments' performance, and appear in the Other section. Selected financial information for each segment is set forth below:

	For the Years Ended December 31,
	2003	2002	2001
	(000's omitted):
Specialist Segment:
Revenues	$256,583	$401,169	$395,731
Operating expenses	133,016	164,367	136,751
Goodwill impairment	166,250	—	—
Restitution and fines	63,519	—	—
Depreciation and amortization expense	11,715	12,337	38,186

Income (loss) before minority interest and taxes	(117,917)	224,465	220,794

Segment goodwill	289,593	466,546	456,910
Segment assets	$1,785,623	$1,726,935	$1,776,794
Execution and Clearing Segment:
Revenues	$47,909	$44,565	$27,180
Operating expenses	56,799	53,297	38,838
Goodwill impairment	4,052	—	—
Depreciation and amortization expense	1,008	1,093	967

Loss before minority interest and taxes	$(13,950)	$(9,825)	$(12,625)

Segment goodwill	—	4,052	4,053
Segment assets	$59,927	$88,666	$156,745
Other (1):
Revenues	$1,497	$7,111	$1,219
Operating expenses	54,623	55,611	52,380
Depreciation and amortization expense	80	16	297

Loss before minority interest and taxes	(53,206)	(48,516)	(51,458)

Segment assets	$114,052	$97,201	$67,298
Total:
Revenues	$305,989	$452,845	$424,130
Operating expenses	244,439	273,275	227,969
Goodwill impairment	170,302	—	—
Restitution and fines	63,519	—	—
Depreciation and amortization expense	12,803	13,446	39,450

Income (loss) before minority interest and taxes	$(185,074)	$166,124	$156,711

Goodwill	289,593	470,598	460,963
Total assets	$1,959,602	$1,912,802	$2,000,837

(1)
Other is comprised primarily of the interest on the Holding Company's indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily income from non-marketable investments and interest income), and elimination entries.

18.    STOCKHOLDERS' EQUITY

        In connection with the Company's acquisition of RPM in March 2001, the Company issued 100,000 shares of Series A preferred stock. Until its surrender in an exchange offer completed in January 2004 (see Note 20), each outstanding share of Series A preferred stock entitled the holder thereof to cumulative preferred cash dividends at an annual rate of 8.0% of the liquidation preference per share until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter. Dividends on the issued and outstanding shares of Series A preferred stock were cumulative and accrued from the date on which they were originally issued. Dividends were payable on the first day of January and the first day of July of each year (or if such date was not a regular business day, then the next business day thereafter). On January 2, 2003 and July 1, 2003, the Company paid dividends of $2.6 million and $1.6 million, respectively, with respect to the outstanding shares of its Series A preferred stock on those dates.

        On February 19, 2002, the Company purchased approximately 28,164 shares of its outstanding Series A preferred stock for approximately $28.5 million, including accrued but unpaid dividends. As a result of the purchase, the Company recorded an expense due to the acceleration of the discount accretion on the shares purchased of approximately $1.5 million, which was included in other expenses. On August 7, 2002, the Company issued eight individual subordinated notes in the aggregate principal amount of $8.0 million to RPM Nautical in exchange for the 8,000 shares of the Company's Series A preferred stock then held by RPM Nautical. The Company also paid to RPM Nautical, in cash, the amount of accrued and unpaid dividends with respect to the shares of the Company's Series A preferred stock held by RPM Nautical as of August 6, 2002. As a result of the exchange, the Company recorded an expense of approximately $0.4 million due to the acceleration of the discount accretion on the shares exchanged, which was included in other expenses. On February 6, 2003, the Company repurchased approximately 24,650 shares of its Series A preferred stock for approximately $24.8 million, including accrued but unpaid dividends through the date of purchase. As a result of the purchase, the Company recorded an expense due to the acceleration of the discount accretion on the shares purchased of approximately $0.9 million, which was included in other expenses.

        On January 16, 2003, the Board of Directors declared an $0.08 per share cash dividend payable on February 14, 2003 to holders of record of the Company's common stock on January 31, 2003. This dividend was paid on February 14, 2003. On April 14, 2003, the Board of Directors declared an $0.08 per share cash dividend payable on May 14, 2003 to holders of record of the Company's common stock on April 30, 2003. This dividend was paid on May 14, 2003. On July 17, 2003, the Board of Directors declared an $0.08 per share cash dividend payable on August 14, 2003 to holders of record of the Company's common stock on July 31, 2003. This dividend was paid on August 14, 2003. On October 20, 2003, the board of directors suspended the payment of dividends with respect to the Company's common stock.

        The indentures covering the Company's Senior Notes and Senior Subordinated Notes currently prohibit the Company from paying dividends with respect to the outstanding shares of its capital stock (see Note 14).

19.    FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET RISK

        As specialists and market-makers on the NYSE, AMEX, and NYBOT, LaBranche and LSP are engaged in various securities trading and lending activities. In connection with their specialist activities, LaBranche and LSP assume positions in stocks for which they are responsible. LaBranche and LSP are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche and LSP are exposed to market risk associated with the sale of securities sold but not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche and LSP may be required to purchase or sell financial instruments, which may result in a loss.

        The Company enters into collateralized financing agreements in which it extends short term credit to major financial institutions. The Company controls access to the collateral pledged by the counterparties, which generally consists of U.S. equity and government securities. The value and adequacy of the collateral are continually monitored. Consequently, the risk of credit loss from counterparties' failure to perform in connection with collateralized lending activities is minimal.

        In addition, LFSI, through the normal course of business, enters into various securities transactions as agent. The execution, settlement and financing of those transactions can result in off-balance sheet risk and concentration of credit risk. LFSI's execution and clearing activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFSI to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and LFSI has to purchase or sell securities at a loss. For margin transactions, LFSI may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

        LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

        LFSI is engaged in various brokerage activities in which its counterparties primarily include broker-dealers, banks and other financial institutions. LFSI may be exposed to the risk of default, which depends on the creditworthiness of the counterparty. It is LFSI's policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

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

20.    SUBSEQUENT EVENTS

        On January 21, 2004, the Company completed an exchange offer, pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, pursuant to which it exchanged one share of a newly-created Series B preferred stock for each share of its issued and outstanding Series A preferred stock. In the exchange offer, all of the approximately 39,186 shares of Series A preferred stock were exchanged by the fourteen holders of record for shares of the Company's Series B preferred stock. Issuance of the newly-created shares of Series B preferred stock was contingent upon the tender for exchange of 100% of the issued and outstanding shares of Series A preferred stock.

        Each share of newly-issued Series B preferred stock has a liquidation preference of $1,000 per share and generally accrues cumulative preferred dividends at an annual rate of 8.0% of the liquidation preference until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter, payable on the first day of January and the first day of July of each year. The terms of the Series B preferred stock provide, however, that if the dividend payable on January 1, 2004 with respect to the then-outstanding Series A preferred stock is not timely paid, the dividend payable on July 1, 2004 with respect to the Series B preferred stock will accrue at an annual rate of 9.0%. Because the Company did not pay the January 1, 2004 dividend with respect to the then-outstanding Series A preferred stock, the dividend payable on July 1, 2004 with respect to the Series B preferred stock currently is accruing at an annual rate of 9.0%. Additionally, if the dividend payable on July 1, 2004 is not timely paid with respect to the Series B preferred stock, then the dividend payable on January 1, 2005 will accrue at an annual rate of 9.0% through September 30, 2004 and 8.0% thereafter through December 31, 2004.

        On January 21, 2004, the Company granted 600,000 RSUs to employees under the EIP. These RSUs will generally vest in full on the third anniversary of the date of grant, subject to the grantees remaining in the continuous employ of the Company through the vesting date.

        In February 2004, LaBranche Structured Products Specialists, LLC ("LSPS"), of which the Holding Company is the sole member, was organized as a specialist in ETFs traded on the NYSE, but has yet to commence operations.

        For subsequent events regarding legal contingencies, see Note 10.

Schedule 1.

LaBRANCHE & CO INC.
(Parent Company Only)
CONDENSED STATEMENTS OF FINANCIAL CONDITION
(000's omitted, except share data)

	December 31,
	2003	2002
ASSETS
Cash and cash equivalents	$48,592	$10,298
Securities purchased under agreements to resell	13,000	26,000
United States Government obligations	—	28,897
Investment in subsidiaries, at equity value	1,103,366	1,281,411
Subordinated note receivable	—	9,000
Other assets	77,046	99,917

Total assets	$1,242,004	$1,455,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Interest payable	$14,431	$14,850
Accrued compensation	32,069	31,898
Accounts payable and other accrued expenses	28,341	28,772
Income taxes payable	8,064	13,196
Deferred tax liabilities	28,558	20,171
Short term debt	101,971	2,000
Long term debt	255,606	354,948

Total liabilities	469,040	465,835
Preferred stock, Series A, $.01 par value, liquidation value of $1,000 per share; 10,000,000 shares authorized; 39,186 and 63,836 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	38,317	61,361
Common stock, $.01 par value, 200,000,000 shares authorized; 59,791,036 and 59,504,148 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively	598	595
Additional paid-in-capital	682,816	679,601
Retained earnings	51,374	249,065
Unearned compensation	(141)	(934)

	772,964	989,688

Total liabilities and stockholders' equity	$1,242,004	$1,455,523

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.
(Parent Company Only)
CONDENSED STATEMENTS OF OPERATIONS
(000's omitted)

	For the Years Ended December 31,
	2003	2002	2001
REVENUES (LOSS):
Earnings (loss) from investment in subsidiaries	$(155,401)	$107,776	$98,853
Investment income	6,152	10,182	2,074

Total revenue (loss)	(149,249)	117,958	100,927

EXPENSES:
Interest	42,598	42,734	44,550
Employee compensation and related benefits	11,205	10,824	7,847
Other	5,555	5,140	1,135

Total expenses	59,358	58,698	53,532

Income (loss) before income tax benefit	(208,607)	59,260	47,395
INCOME TAX BENEFIT	(29,218)	(27,966)	(24,192)

Net income (loss)	(179,389)	87,226	71,587
Series A preferred dividends and discount accretion	4,014	6,941	7,472

Net income (loss) applicable to common stockholders	$(183,403)	$80,285	$64,115

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
(000's omitted)

	Common Stock
			Preferred Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation
	Shares	Amount					Total
BALANCE, December 31, 2000	49,070	$491	—	$273,347	$104,665	$(7,602)	$370,901
Net income	—	—	—	—	71,587	—	71,587
Grant of stock options to former RPM option holders	—	—	—	89,623	—	—	89,623
Issuance of stock for option exercises by former RPM option holders	1,255	13	—	9,411	—	—	9,424
Issuance of stock to former RPM stockholders	6,924	69	—	260,463	—	—	260,532
Issuance of preferred stock for RPM acquisition	—	—	93,426	—	—	—	93,426
Preferred stock discount accretion and dividends	—	—	1,105	—	(7,472)	—	(6,367)
Issuance of stock related to other acquisitions	1,254	12	—	29,993	—	—	30,005
Recognition of a tax benefit related to employee option exercises	—	—	—	2,496	—	—	2,496
Issuance of restricted stock shares for option exercises and related compensation	231	2	—	6,089	—	640	6,731

BALANCE, December 31, 2001	58,734	$587	$94,531	$671,422	$168,780	$(6,962)	$928,358
Net income	—	—	—	—	87,226	—	87,226
Preferred stock discount accretion and dividends	—	—	2,994	—	(6,941)	—	(3,947)
Recognition of tax benefit related to employee option exercises	—	—	—	2,610	—	—	2,610
Issuance of restricted stock shares for option exercises and related compensation	770	8	—	5,569	—	6,028	11,605
Preferred stock buyback	—	—	(36,164)	—	—	—	(36,164)

BALANCE, December 31, 2002	59,504	$595	$61,361	$679,601	$249,065	$(934)	$989,688

Net loss	—	—	—	—	(179,389)	—	(179,389)
Common and preferred stock dividends and discount accretion	—	—	688	—	(18,302)	—	(17,614)
Recognition of tax benefit related to employee option exercises	—	—	—	372	—	—	372
Issuance of restricted stock shares for option exercises and related compensation	287	3	—	2,843	—	793	3,639
Preferred stock buyback	—	—	(23,732)	—	—	—	(23,732)

BALANCE, December 31, 2003	59,791	$598	$38,317	$682,816	$51,374	$(141)	$772,964

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.
(Parent Company Only)
CONDENSED STATEMENTS OF CASH FLOWS
(000's omitted)

	For the Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(179,389)	$87,226	$71,587
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of fixed assets	80	16	297
Amortization of debt issuance costs and bond discount	2,110	1,926	1,763
Compensation expense related to stock based compensation	2,631	3,114	3,263
Tax benefit related to exercise of stock options	433	6,639	18,681
Acceleration of preferred stock discount accretion	918	1,844	—
Undistributed equity earnings from investment in subsidiaries	155,401	(79,814)	(74,660)
Deferred tax benefit	(29,218)	(27,966)	(24,192)
Changes in operating assets and liabilities:
Securities purchased under agreements to resell	13,000	(26,000)	—
United States government obligations	28,897	1,187	(30,084)
Other assets	30,690	(47,190)	(54,690)
Accrued compensation	171	(5,887)	37,784
Accounts payable and other accrued expenses	32,234	(14,492)	(33,568)

Net cash provided by operating activities	57,958	(99,397)	(83,819)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	(39)	(96)	—
Net cash paid for acquisitions	—	(3,600)	—
Return of capital from subsidiary	82,554	154,000	200,915
Payment for investment in subsidiary	(59,145)	(31,494)	(141,735)

Net cash provided by (used in) investing activities	23,370	118,810	59,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	—	(14,781)	(7,500)
Payment of common and preferred dividends	(18,600)	(7,238)	(2,367)
Proceeds from exercise of stock options	216	8,491	9,892
Payments for preferred stock buyback	(24,650)	(28,164)	—

Net cash (used in) provided by financing activities	(43,034)	(41,692)	25

Increase (decrease) in cash and cash equivalents	38,294	(22,279)	(24,614)
CASH AND CASH EQUIVALENTS, beginning of year	10,298	32,577	57,191

CASH AND CASH EQUIVALENTS, end of year	48,592	$10,298	$32,577

SUPPLEMENTAL DISCLOSURES OF CASH PAID FOR:
Income taxes	$20,193	$48,063	$65,700
Interest	42,704	41,998	42,421

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.
(Parent Company Only)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     OVERVIEW

        The accompanying condensed financial statements of LaBranche & Co Inc. (Parent Company Only) should be read in conjunction with the consolidated financial statements of LaBranche & Co Inc. and Subsidiaries and the notes thereto contained elsewhere in this filing.

2.     TRANSACTIONS WITH SUBSIDIARIES

        LaBranche & Co Inc. has transactions with its consolidated subsidiaries determined on an agreed-upon basis.

        LaBranche & Co Inc. received cash dividends from its consolidated subsidiaries totaling $82.6 million, $154.0 million and $200.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1. BUSINESS.
  Item 2. PROPERTIES.
  Item 3. LEGAL PROCEEDINGS.
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA.
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  Item 9A. CONTROLS AND PROCEDURES.
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  Item 11. EXECUTIVE COMPENSATION.
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
LaBRANCHE & CO INC. (Parent Company Only) CONDENSED STATEMENTS OF OPERATIONS (000's omitted)
LaBRANCHE & CO INC. (Parent Company Only) CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (000's omitted)
LaBRANCHE & CO INC. (Parent Company Only) CONDENSED STATEMENTS OF CASH FLOWS (000's omitted)
LaBRANCHE & CO INC. (Parent Company Only) NOTES TO CONDENSED FINANCIAL STATEMENTS