Form 10-Q
period 2004-03-31
LABRANCHE & CO INC
filed 2004-05-10
CIK 1089044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant’s common stock outstanding as of May 10, 2004 was 59,821,322.

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(000’s omitted except per share data)

	For the Three Months Ended March 31,
	2004	2003
	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$52,298	$51,803
Commissions	25,523	22,516
Other	2,092	2,315
Total revenues	79,913	76,634
EXPENSES:
Employee compensation and related benefits	27,791	25,819
Interest	12,358	11,721
Exchange, clearing and brokerage fees	8,894	10,662
Lease of exchange memberships	4,143	6,469
Depreciation and amortization of intangibles	3,055	3,310
Other	10,031	7,380
Total expenses	66,272	65,361

Income before minority interest and provision for income taxes	13,641	11,273

MINORITY INTEREST	175	—

Income before provision for income taxes	13,466	11,273

PROVISION FOR INCOME TAXES	5,552	5,746

Net income	7,914	5,527
Preferred dividends and discount accretion	1,056	1,167
Net income available to common stockholders	$6,858	$4,360

Weighted-average common shares outstanding:
Basic	59,806	59,495
Diluted	60,224	60,289
Earnings per share:
Basic	$0.11	$0.07
Diluted	$0.11	$0.07

The accompanying notes are an integral part of these consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(000’s omitted except per share data)

	As of
	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$512,639	$491,885
Cash and securities segregated under federal regulations	5,819	3,959
Securities purchased under agreements to resell	9,000	13,000
Receivable from brokers, dealers and clearing organizations	247,613	142,639
Receivable from customers	7,340	3,434
Securities owned, at market value:
Corporate equities	240,948	265,568
Options	96,141	73,694
Exchange-traded funds	269,021	102,626
U.S. Government obligations	4,043	—
Commissions receivable	4,879	4,613
Exchange memberships contributed for use, at market value	13,500	15,000
Exchange memberships owned, at cost (market value of $58,927and $58,870, respectively)	77,319	77,319
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $9,391 and $8,931, respectively	4,333	4,659
Intangible assets, net of accumulated amortization:
Specialist stock lists	368,986	371,580
Trade name	25,011	25,011
Goodwill	289,593	289,593
Other assets	63,381	75,022
Total assets	$2,239,566	$1,959,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers and dealers	$52,211	$45,172
Payable to customers	16,608	9,010
Securities sold, but not yet purchased, at market value:
Corporate equities	378,648	232,942
Options	83,872	67,079
Exchange-traded funds	227,513	115,140
U.S. Government obligations	15,260	—
Accrued compensation	25,109	42,833
Accounts payable and other accrued expenses	91,121	99,844
Income taxes payable	6,925	8,588
Deferred tax liabilities	169,226	172,846
Short term debt	101,983	101,971
Long term debt	255,763	255,606
Subordinated liabilities:
Exchange memberships contributed for use, at market value	13,500	15,000
Other subordinated indebtedness	20,285	20,285
Total liabilities	1,458,024	1,186,316

Minority interest	175	322

Commitments and contingencies

Preferred stock, Series A, $.01 par value, liquidation value of $1,000 per share; 10,000,000 shares authorized; -0- and 39,186 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	38,317
Preferred stock, Series B, $.01 par value, liquidation value of $1,000 per share; 10,000,000 shares authorized; 39,186 and -0- shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	38,491	—
Common stock, $.01 par value, 200,000,000 shares authorized; 59,821,322 and 59,791,036 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	598	598
Additional paid-in capital	684,045	682,816
Retained earnings	58,233	51,374
Unearned compensation	—	(141)
Total stockholders’ equity	781,367	772,964

Total liabilities and stockholders’ equity	$2,239,566	$1,959,602

The accompanying notes are an integral part of these consolidated statements.

 LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(000’s omitted)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,914	$5,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,055	3,310
Amortization of debt issuance costs and bond discount	568	519
Minority interest in consolidated subsidiary	175	—
Compensation expense related to stock-based compensation	1,371	839
Deferred tax provision	6,679	1,650
Acceleration of preferred stock discount accretion	—	918
Tax benefit related to employee stock transactions	—	61
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	(1,860)	(1,882)
Securities purchased under agreements to resell	4,000	15,560
Receivable from brokers, dealers and clearing organizations	(104,974)	(3,919)
Receivable from customers	(3,906)	6,903
United States Government obligations	—	395,840
Securities owned, at market value:
Corporate equities	24,620	(99,728)
Options	(22,447)	25,652
Exchange-traded funds	(166,395)	—
U.S. Government obligations	(4,043)	—
Commissions receivable	(266)	(40)
Other assets	942	1,325
Payable to brokers and dealers	7,039	(901)
Payable to customers	7,598	(6,556)
Securities sold, but not yet purchased, at market value:
Corporate equities	145,706	98,581
Options	16,793	(27,216)
Exchange-traded funds	112,373	—
U.S. Government obligations	15,260	—
Accrued compensation	(17,724)	(20,595)
Accounts payable and other accrued expenses	(9,604)	(11,468)
Income taxes payable	(1,663)	(7,804)
Net cash provided by operating activities	21,211	376,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(135)	(380)
Net cash (used in) investing activities	(135)	(380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to minority interest holder	(322)	—
Proceeds from exercise of stock options	—	216
Payment of common stock dividends	—	(4,761)
Payment of preferred stock dividends	—	(2,745)
Payment for preferred stock buyback	—	(24,650)
Net cash (used in) financing activities	(322)	(31,940)
Increase in cash and cash equivalents	20,754	344,256
CASH AND CASH EQUIVALENTS, beginning of period	491,885	77,033
CASH AND CASH EQUIVALENTS, end of period	$512,639	$421,289

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest	$20,407	$20,660
Income taxes	$8	$10,693

SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	$1,371	$1,055

The accompanying notes are an integral part of these consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company (“LaBranche”), LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists, LLC, a New York limited liability company (“LSPS”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV” and collectively with the Holding Company, LaBranche, LFSI, LSP, LSPS and LABDR, the “Company”). The Holding Company is the sole member of LaBranche, LSP and LSPS, the 100% stockholder of LFSI and LABDR, and the sole owner of BV. LaBranche is a registered broker-dealer and operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (the “NYSE”) and in equity securities on the American Stock Exchange (the “AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer and operates as a specialist in options, Exchange-Traded Funds (“ETFs”) and futures on the AMEX, the New York Board of Trade (“NYBOT”) and the Philadelphia Stock Exchange (“PHLX”) and acts as a market-marker in options, ETFs and futures on several exchanges. LSPS was organized in February 2004 to operate as a specialist in ETFs traded on the NYSE, but had yet to commence operations as of March 31, 2004. LABDR was incorporated in 2003 to provide disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche in European markets and provides client services to LaBranche’s European listed companies.

2.             INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. This unaudited interim condensed consolidated financial information as of March 31, 2004 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.             SHORT TERM AND LONG TERM DEBT

The Company is currently in the process of refinancing its outstanding $100.0 million principal amount of 9.5% Senior Notes due August 2004 (the “Senior Notes”) and $250.0 million principal amount of Senior Subordinated Notes due March 2007 (the “Senior Subordinated Notes”).  Although the Company believes it will be able to refinance the Senior Notes (see Note 11), there can be no assurance in this regard.  If the Company is unable to repurchase the Senior Notes prior to their maturity in August 2004, it will seek to raise sufficient funds to repay the Senior Notes without impairing its core specialist business operations by borrowing under a committed $25.0 million revolving credit facility, disposing of certain of its investment assets, scaling back or liquidating certain of its non-core specialist operations, disposing of certain of its non-core business assets and/or selling additional shares of its common stock.

In the event that the Company is unable to repurchase or repay the Senior Notes when due, the failure to repay the Senior Notes and accrued interest when due would be deemed an “event of default” under the indenture governing the Senior Notes and also would trigger an “event of acceleration” under certain of the Company’s other indebtedness, including the Senior Subordinated Notes, requiring immediate repayment of such other indebtedness.  Such an “event of default” and “event of acceleration” would materially and adversely affect the Company’s financial condition.

4.             INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to the deductible portion of fines and restitution, stock-based compensation, other compensation accruals, amortization periods of certain intangibles and differences between the financial statement and tax bases of assets acquired.

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended March 31,
	2004	2003
Current federal, state and local taxes	$(1,126)	$4,096
Deferred tax provision	6,678	1,650
Total provision for income taxes	$5,552	$5,746

5.             CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC,  NYSE and AMEX. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of March 31, 2004 and December 31, 2003, LaBranche’s net capital, as defined under SEC Rule 15c3-1, was $453.3 million and $408.7 million, respectively, which exceeded the minimum requirements by $447.4 million and $403.1 million, respectively. LaBranche’s aggregate indebtedness to net capital ratio on those dates was .20 to 1 and .21 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

As of March 31, 2004 and December 31, 2003, LaBranche’s NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $454.8 million and $473.0 million, respectively.  The net liquid assets of $473.0 million as of December 31, 2003 was reported to the NYSE prior to recording the $63.5 million charge that resulted from the settlement of investigations by the NYSE and SEC of NYSE specialist trading activity. After accruing for the settlement charge as a subsequent event in February 2004, LaBranche’s net liquid assets as of December 31, 2003 would have been reduced to $406.1 million. However, since LaBranche’s net liquid assets are reported to the NYSE on a daily basis, LaBranche had sufficient net liquid assets as of December 31, 2003. Concurrent with LaBranche’s recording of the settlement accrual in February 2004, the Holding Company contributed capital to LaBranche sufficient to enable LaBranche to maintain compliance with its net liquid asset requirements.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million, or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of March 31, 2004, LaBranche satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2% of aggregate debit items, as defined. As of March 31, 2004 and December 31, 2003, LFSI’s net capital, as defined, was $13.6 million and $14.4 million, respectively, which exceeded minimum requirements by $12.1 million and $12.9 million, respectively.

As a clearing broker-dealer, LFSI has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  At March 31, 2004 and December 31, 2003, the reserve requirement was approximately $2.1 million and $2.2 million, respectively.  LFSI had cash and securities on deposit in a Special Reserve Bank Account of $3.6 million as of April 1, 2004 and $3.7 million as of January 5, 2004 to comply with its respective period-end requirements.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2004 and December 31, 2003, LSP’s net capital, as defined, was $21.3 million and $32.8 million, respectively, which exceeded minimum requirements by $21.1 million and $32.6 million, respectively.

6.             EARNINGS PER SHARE

Earnings per share (“EPS”) are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic EPS is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS includes the determinants of basic EPS and, in addition, gives effect to dilutive potential common shares.

The computations of basic and diluted EPS are set forth below (000’s omitted, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income	$7,914	$5,527
Less: preferred dividends and discount accretion	1,056	1,167
Numerator for basic and diluted earnings per share – net income available to common stockholders	$6,858	$4,360
Denominator for basic earnings per share – weighted-average number of common shares outstanding	59,806	59,495
Dilutive shares:
Stock options	196	510
Restricted stock units	222	284
Denominator for diluted earnings per share – weighted-average number of common shares outstanding	60,224	60,289
Basic earnings per share	$0.11	$0.07
Diluted earnings per share	$0.11	$0.07

The exercise prices for options to purchase an aggregate of 3,063,001 and 1,807,500 shares of common stock exceeded the average market price of the Company’s common stock for the three months ended March 31, 2004 and 2003, respectively.  In addition, potential common shares relating to restricted stock and restricted stock units whose fair value was below the average market price of the Company’s common stock for the three months ended March 31, 2004 and 2003 totaled -0- and 19,976 shares, respectively.  Accordingly, the calculation of diluted earnings per share does not include the antidilutive effect of these stock-based awards for the three months ended March 31, 2004 and 2003.

7.             EMPLOYEE INCENTIVE PLANS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 provides two additional methods, the modified prospective and the retroactive restatement methods, for an entity that voluntarily changes to the fair-value based method of accounting for stock-based employee compensation, in addition to the prospective method required by SFAS No. 123, “Accounting for Stock-Based Compensation.” Prior to January 1, 2003, the Company elected to account for stock based employee compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 as permitted by SFAS No. 123. In accordance with APB No. 25, compensation expense was not recognized for stock options that had no intrinsic value on the date of grant. In addition, compensation expense was not recognized for those options issued in connection with the Company’s acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in March 2001 and treated as part of the purchase price of RPM in accordance with the rules of purchase accounting. On January 1, 2003, the Company adopted the prospective method provided by SFAS No. 148 to account for stock-based employee compensation. Accordingly, the Company expenses the fair value, as of the date of grant, of stock options issued to employees on or after January 1, 2003 over the related service periods. The Company has not issued any stock options since January 1, 2003.

If the Company had recognized compensation expense for options granted prior to January 1, 2003 under the fair-value based method of SFAS No. 123, net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended March 31,
(000’s omitted, except per share data)	2004	2003

Net income available to common stockholders, as reported	$6,858	$4,360
Add: Stock-based compensation expense included in reported net income (net of tax effect)	622	419
Less: Stock-based compensation expense under SFAS 123 (net of tax effect)	(2,105)	(2,212)
Pro forma net income available to common stockholders	$5,375	$2,567
Diluted EPS, as reported	$0.11	$0.07
Diluted EPS, pro forma	$0.09	$0.04

The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential effect stock-based compensation would have on net income in future periods.

On January 21, 2004, the Company granted 600,000 RSUs to employees under the Equity Incentive Plan. These RSUs will generally vest in full on the third anniversary of the date of grant, subject to the grantees remaining in the continuous employ of the Company through the vesting date.

8.             BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Prior to January 1, 2002, the Company considered its operations to be one reportable segment for purposes of presenting consolidated financial information and evaluating its performance. Since adopting SFAS No. 131 in 2002, the Company views its business under two separate segments: Specialist and Execution and Clearing. The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist segment operates as a specialist in equities and rights listed on the NYSE, as a specialist in equities, options, ETFs and futures on the AMEX, NYBOT and the PHLX and as a market-maker in options, ETFs and futures on several exchanges. This segment also provides support services for the Company’s specialist activities. The Specialist segment currently includes the operations of LaBranche, LSP, LABDR and BV.

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

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Certain administrative expenses, corporate overhead expenses and other sources of revenue are not specifically allocated by management when reviewing the Company’s segments’ performance, and appear in the Other section. Selected financial information for each segment is set forth below (000’s omitted):

	Three Months Ended March 31,
	2004	2003
Specialist Segment:
Revenues	$66,344	$64,775
Operating expenses	34,381	33,310
Depreciation and amortization expense	2,904	2,959
Income before minority interest and taxes	29,059	28,506
Segment goodwill	289,593	466,485
Segment assets	2,104,583	1,782,631

Execution and Clearing Segment:
Revenues	$13,240	$11,494
Operating expenses	14,131	14,581
Depreciation and amortization expense	127	346
Loss before minority interest and taxes	(1,018)	(3,433)
Segment goodwill	—	4,052
Segment assets	59,043	71,265

Other (1):
Revenues	$329	$365
Operating expenses	14,705	14,160
Depreciation and amortization expense	24	5
Loss before minority interest and taxes	(14,400)	(13,800)
Segment assets	75,940	55,055

Total:
Revenues	$79,913	$76,634
Operating expenses	63,217	62,051
Depreciation and amortization expense	3,055	3,310

Income before minority interest and taxes	13,641	11,273

Goodwill	289,593	470,537
Assets	2,239,566	1,908,951

(1)           Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily income from non-marketable investments and interest income), and elimination entries.

9.             STOCKHOLDERS’ EQUITY

On January 21, 2004, the Company completed an exchange offer, pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended,

pursuant to which it exchanged one share of a newly-created Series B preferred stock for each share of its issued and outstanding Series A preferred stock. In the exchange offer, all of the approximately 39,186 shares of Series A preferred stock were exchanged by the fourteen holders of record for shares of the Company’s Series B preferred stock.  Issuance of the newly-created shares of Series B preferred stock was contingent upon the tender for exchange of 100% of the issued and outstanding shares of Series A preferred stock.

Each share of newly-issued Series B preferred stock has a liquidation preference of $1,000 per share and generally accrues cumulative preferred dividends at an annual rate of 8.0% of the liquidation preference until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter, payable on the first day of January and the first day of July of each year.  The terms of the Series B preferred stock provide, however, that if the dividend payable on January 1, 2004 with respect to the then-outstanding Series A preferred stock is not timely paid, the dividend payable on July 1, 2004 with respect to the Series B preferred stock will accrue at an annual rate of 9.0%.  Because the Company did not pay the January 1, 2004 dividend with respect to the then-outstanding Series A preferred stock, the dividend payable on July 1, 2004 with respect to the Series B preferred stock currently is accruing at an annual rate of 9.0%.  Additionally, if the dividend payable on July 1, 2004 with respect to the Series B preferred stock is not timely paid, then the dividend payable on January 1, 2005 will accrue at an annual rate of 9.0% through September 30, 2004 and 8.0% thereafter through December 31, 2004.

10.          COMMITMENTS AND CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the filing of the Company’s Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the “2003 10-K”) except as follows:

On March 29, 2004, the Company entered into a definitive agreement with the NYSE and the SEC to settle the NYSE and SEC investigations concerning specialist trading activity described in the 2003 10-K.  The settlement is in the form of administrative orders with findings based on a neither admit nor deny offer of settlement.  The findings, neither admitted nor denied, include violations of Section 11(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and rules promulgated thereunder concerning specialist trading, including the requirement that a specialist maintain a fair and orderly market, and violations of Section 15(b)(4)(E) of the Exchange Act, including failure to supervise with respect to certain transactions in which one or more employees allegedly violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.  Pursuant to the agreement, and without admitting or denying any wrongdoing, the Company paid on April 7, 2004 a total of $63.5 million in disgorgement and civil penalties for certain trades that occurred during the five-year period from 1999 through 2003.  This settlement resolved the NYSE and SEC investigations of the NYSE specialist trading activity concerning the Company for all periods through 2003.  Of the total $63.5 million, $41.6 million represents disgorgement and $21.9 million represents civil penalties.  As the settlement was a subsequent event reportable for 2003 under accounting principles generally accepted in the United States of America, the Company recorded a $63.5 million pre-tax charge for 2003.

On March 22, 2004, the Sofran, Semon, Haug, Labul, Murphy, Strain, Yopp, Ferris and Levin purported lawsuits described in the 2003 10-K were consolidated by the United States District Court for the Southern District of New York, and lead plaintiffs and lead plaintiffs’ counsel were appointed by the Court.

On March 11, 2004, a new action, Rosenbaum Partners, LP v. The New York Stock Exchange, Inc., et al., No. 04 CV 2038, was filed in the United States District Court for the Southern District of New York.  The Rosenbaum action asserts claims similar to the claims asserted in the Pirelli, Marcus, Empire and CalPERS lawsuits in the United States District Court for the Southern District of New York described in the 2003 10-K.  The Rosenbaum case has been brought by an individual plaintiff who does not allege to be representing a class.

The Company believes that the claims asserted against it in the lawsuits listed above, as described in the 2003 10-K, are without merit, and the Company denies all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against the Company or settlements and could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company has been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of its and its subsidiaries’ business operations. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

11.          SUBSEQUENT EVENTS

The Company currently is in the process of refinancing the Senior Notes and Senior Subordinated Notes.  On April 5, 2004, the Company commenced an offer to purchase for cash any and all of its outstanding Senior Notes in the aggregate principal amount of $100.0 million and Senior Subordinated Notes in the aggregate principal amount of $250.0 million from each holder thereof.  In conjunction with this offer, the Company also has solicited consents of the registered holders of the Senior Notes and the Senior Subordinated Notes to certain proposed amendments of the respective indentures governing the Senior Notes and the Senior Subordinated Notes that would eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the indentures.  This tender offer and consent solicitation will expire at midnight, New York City time, on May 17, 2004, unless extended or earlier terminated.

As of May 8, 2004, the Company had received consents from the holders of more than 92.9% of the Senior Notes and more than 94.4% of the Senior Subordinated Notes.  These consents are sufficient to effect the proposed amendments of the respective indentures governing the

Senior Notes and the Senior Subordinated Notes.  Accordingly, the Company has executed a supplemental indenture to each of the indentures governing the Senior Notes and the Senior Subordinated Notes, which will effect the proposed amendments eliminating the restrictive covenants, certain events of default and related provisions in the indentures.  These proposed amendments will not become operative (with certain exceptions) until the tendered Senior Notes and Senior Subordinated Notes have been accepted for purchase pursuant to the tender offer.  The Company expects to make payment for the Senior Notes and the Senior Subordinated Notes tendered pursuant to the tender offer on or about May 18, 2004.

Upon consummation of the tender offer, assuming the payment date is May 18, 2004 (as currently scheduled), the Company will pay $1,043.54 (which includes accrued and unpaid interest) for each $1,000 principal amount of Senior Notes purchased in the tender offer. The purchase price was determined based on a formula providing for a fixed spread of 50 basis points over the bid side yield (as quoted on Bloomberg Screen PX3 at 10:00 a.m., New York City time, on April 20, 2004) of the 2-1/8% U.S. Treasury Note due August 31, 2004, plus accrued and unpaid interest up to, but not including, the payment date. The purchase price for the Senior Notes may be higher or lower, based on this formula, depending on the actual payment date for the 9.5% Notes.

The total consideration for the Senior Notes includes a consent payment of $20.00 per $1,000 principal amount of Senior Notes that is payable only to holders who validly tendered (and did not withdraw) their Senior Notes before April 19, 2004. Holders who validly tender their Senior Notes after April 19, 2004, but before the expiration of the tender offer (currently May 17, 2004), will be paid $1,023.54 (which includes accrued and unpaid interest) per $1,000 principal amount of Senior Notes purchased in the tender offer.

The Company also will pay $1,200.00 plus accrued and unpaid interest up to, but not including, the payment date, per $1,000 principal amount of Senior Subordinated Notes. The total consideration includes a consent payment of $20.00 per $1,000 principal amount of Senior Subordinated Notes that is payable only to holders who validly tendered (and did not withdraw) their Senior Subordinated Notes before April 19, 2004. Holders who validly tender their Senior Subordinated Notes after April 19, 2004 but before the expiration of the tender offer (currently May 17, 2004), will be paid $1,180.00 per $1,000 principal amount of Senior Subordinated Notes plus accrued and unpaid interest up to, but not including, the payment date.

In order to fund the repurchase of the Senior Notes and Senior Subordinated Notes, the Company commenced on April 23, 2004 an offering of new senior notes in the aggregate principal of $460.0 million (the “New Notes”) only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act.  On May 4, 2004, the Company entered into a definitive purchase agreement pursuant to which it will issue New Notes due 2009 in the aggregate principal amount of $200.0 million (the “2009 Notes”) and New Notes due 2012 in the aggregate principal amount of $260.0 million (the “2012 Notes”). The 2009 Notes will bear interest at a rate of 9.5% per annum and mature in May 2009, and the 2012 Notes will bear interest at a rate of 11.0% per annum and mature in May 2012.  The 2009 Notes are redeemable at the option of the Company anytime after May 15, 2007, and the 2012 Notes are redeemable at the option of the Company anytime after May 15, 2008. The issuance of the New Notes is expected to close on or about May 18, 2004.

The Company intends to use the net proceeds of the issuance of New Notes to repurchase the tendered Senior Notes and Senior Subordinated Notes following the closing of the issuance of the New Notes and to repurchase the approximately 39,186 outstanding shares of its Series B preferred stock within 120 days following the issuance of the New Notes, although the preferred stock is not by its terms callable and the Company cannot be certain that it will make an offer or be able to repurchase the preferred stock on acceptable terms.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

Total revenues for the 2004 first quarter increased to $79.9 million from $76.6 million for the comparable 2003 period. The increase in revenues was attributable mainly to the continued growth and development of our LaBranche Structured Products, LLC subsidiary (“LSP”), which recorded revenues of $7.0 million for the first quarter of 2004, its highest quarterly revenue to date. Our New York Stock Exchange, Inc. (“NYSE”) principal trading revenues decreased as a result of the trends in certain of our important revenue drivers.

During the first quarter of 2004, we saw evidence of a possible return of robust equity trading activity on the NYSE. The average daily share volume traded on the NYSE and the share and dollar volume of our specialist stocks were greater in the first quarter of 2004 than during any single quarter of 2003. These factors generally create an environment in which the specialist has a greater opportunity to commit its capital for principal trades and thus potentially profit from its principal trades. However, the significant decline in market volatility during the first quarter of 2004 negatively affected our equity specialist revenue generation. In addition, the decline in our shares traded as principal indicates the impact of factors such as program trading which reduces our opportunity to potentially profit from principal trades.

We cannot predict whether the current trends in our revenue drivers will continue, and we cannot predict the effect of these revenue drivers on our NYSE Specialist trading in future periods. The impact of each driver on our quarterly operating results may vary significantly, with positive and negative trends offsetting each other. If trends in NYSE share volume, market volatility and our shares traded as principal deteriorate, such trends may negatively affect our results of operations. In addition, we cannot predict how the proposed NYSE and Securities and Exchange Commission (the “SEC”) changes to the NYSE marketplace structure will affect our ability to generate revenue in the future. While there has been considerable discussion and numerous comments on the proposed regulatory changes, the extent, nature and timing of these changes are currently unknown.

On March 29, 2004, we entered into an agreement with the NYSE and the SEC to settle their investigations concerning our NYSE specialist trading activity.  On April 7, 2004, under the terms of the settlement, we paid an aggregate of $63.5 million in disgorgement and civil penalties.  This settlement resolved the NYSE and the SEC investigations of our NYSE specialist trading activity for all periods through 2003. As part of the settlement with the NYSE and the SEC, we have agreed to the following undertakings:

•              implementation of systems and procedures to ensure appropriate follow up and review with regard to information provided to LaBranche & Co. LLC on a daily basis by the NYSE with regard to specialists’ override of the Principal Inhibitor function, which helps detect and prevent improper specialist trades;

•              creation of a committee, including LaBranche & Co. LLC’s chief compliance officer and at least two members of senior management, specifically charged with meeting periodically (no less frequently than monthly) to evaluate specialist rule compliance;

•              development and/or enhancement of systems and procedures to track and maintain records identifying the individuals acting as specialist and clerk for each security at all times throughout each trading day;

•              annual certification, through LaBranche & Co. LLC’s chief executive officer, that a review has been conducted by the chief compliance officer of trading in LaBranche & Co. LLC’s principal account for the purpose of detecting interpositioning, trading ahead and unexecuted limit order violations;

•              bi-annual assessment of, and reports on, the adequacy of the resources devoted to LaBranche & Co. LLC’s compliance function, and devotion of adequate funds and staffing to the compliance department; and

•              retention of an independent consultant to review and evaluate LaBranche & Co. LLC’s compliance systems, policies and procedures reasonably designed to ensure that LaBranche & Co. LLC is in compliance with federal securities laws and NYSE rules with regard to specialist trading.

We have enhanced our existing compliance committee and specialist trading procedures in response to these undertakings and will satisfy the remaining undertakings within the time frame required by the settlement. We do not expect these changes or enhancements to adversely affect our net gain on principal transactions, but instead should serve to enhance our risk management activities related to our specialist trading activity.

In terms of liquidity, the closing of our offering of $460.0 million principal amount of new senior notes will enable us to extend the maturities of our short term debt and the majority of our long term debt and will enable us to offer to repurchase all outstanding shares of our Series B preferred stock. For a more complete discussion of the offering of new senior notes, please see “—Liquidity and Capital Resources.”

New Accounting Developments

In December 2003, the FASB issued FIN 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46(R) requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns, or both, of the entity. FIN

46(R) is effective no later than the end of the first reporting period that ends after March 15, 2004. As of March 31, 2004 we have determined that none our investments would be considered a VIE under the guidance provided in FIN 46(R), and therefore, the implementation of FIN 46(R) had no impact on our consolidated financial statements.

Critical Accounting Estimates

Goodwill

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded.  As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value.  The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the average public market price of our common stock during the fourth quarter of 2003 in estimating the fair value of our reporting units.  Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, depreciation and amortization, income taxes, returns on working capital and other assets and capital expenditures, among others.  We also assumed a certain discount rate and terminal growth rates in our calculations. For our 2003 goodwill impairment test, we engaged an independent business valuation firm to assist us in our BEV analyses.  In our 2003 SFAS No. 142 test, we compared the fair values of our reportable units and the fair values of our reporting units’ goodwill—based on the methods described above—to their respective carrying values in two separate steps under SFAS No. 142 guidelines to arrive at the $170.3 million impairment charge we recognized during the 2003 fiscal fourth quarter.

Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value.  For the three month period ended March 31, 2004, no events occurred that would more likely than not reduce the fair value of our goodwill below its carrying value at March 31, 2004. Accordingly, no goodwill impairment testing was required for the 2004 fiscal first quarter.

Non-Marketable Securities

The use of fair value to measure certain non-marketable investments is a critical accounting estimate.  Investments in non-marketable securities consist of investments in equity securities of private companies, limited liability company interests and limited partnership interests, which do not have readily available price quotations. Our principal non-marketable investment, by its nature, has little or no price transparency.  Certain investments in non-marketable securities are initially carried at cost as an approximation of fair value.  Adjustments to carrying value are made if there are third-party transactions evidencing a change in value.  In the absence of such transactions, we apply a discount factor to the carrying value of the investment, if we conclude that the expected realizable value of the investment is less than its carrying value. In arriving at these conclusions, we consider factors such as the financial performance of the entity, its cash flow forecasts, expected timing of a possible initial public offering, trends within that company’s industry and any specific rights associated with our investment, such as conversion features. Given management’s judgment involved in valuing certain of our non-marketable securities, it is possible, as of a given point in time, that a third-party could reach a different conclusion of fair value utilizing the same variables as we have in our analysis.

Other-Than-Temporary Impairment of Exchange Memberships

The determination of the fair value of our exchange memberships is a critical accounting estimate. Exchange memberships owned by us are originally carried at cost, pursuant to the American Institute of Certified Public Accountants’ (“AICPA”), Audit and Accounting Guide—Brokers and Dealers in Securities.  Adjustments to carrying value are made if we deem that an “other-than-temporary” decline in value, as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, has occurred. In determining whether the value of the exchange memberships we own is impaired (i.e., fair market value is below cost) and whether such impairment is temporary or other-than-temporary, we consider many factors, including, but not limited to, information regarding recent sale and lease prices of exchange memberships, historical trends of sale and lease prices of memberships on a particular exchange, the current condition of the particular exchange’s market structure, legal and regulatory developments affecting the particular exchange’s market structure and earnings capability, trends in new listings on the particular exchange, general global and national economic factors and our knowledge and judgment of the specialist industry and the securities market as a whole.

The NYSE corporate governance reforms, the NYSE and SEC specialist trading activity investigations and the SEC and NYSE market structure proposals during the past year have provided a high level of uncertainty for the NYSE. These developments have challenged the effectiveness of the NYSE and the auction market and have contributed to the lower value of exchange memberships. We believe that the effects of these factors on current exchange membership prices are temporary due to the unusual and infrequent nature of these events. We believe the unknown consequences of potential changes to the current specialist business model and to the current NYSE trading rules have indirectly influenced the level of demand for exchange memberships, thereby reducing their market value. Certain market analysts have initially concluded that these potential changes reflect an uncertain outcome for NYSE specialists, which has further depressed the market value of exchange memberships.

As a result of the above-mentioned uncertainties and trends, the market value of NYSE memberships has remained at a depressed price since the fourth quarter of 2003 through the first quarter of 2004. In determining whether this depressed value in NYSE memberships has been “other-than-temporary,” we not only consider such quantitative factors as short-term trends in exchange membership prices, but also evaluate historical highs and lows of NYSE membership sales prices over long periods of time.  Values of NYSE memberships over the past 25 years have experienced significant price differentials between high and low sales prices and, historically, sales prices of such memberships can rebound quickly at any given time.  In addition, we consider the fact that our NYSE memberships are our core operating assets, that we do not sell our NYSE memberships in the ordinary course of business, and that we hold such memberships indefinitely because they provide us with a competitive advantage through direct access to the NYSE trading floor.  Moreover, we analyze the short-term sales prices of NYSE memberships in conjunction with lease prices for such memberships for possible trends. On a qualitative basis, we believe there have been no significant changes in NYSE market structure, no fundamental deterioration of national economic conditions or technological developments and no adverse trends in new listings on the NYSE.  Additionally, there were no changes to the overall corporate governance of the NYSE during the first quarter of 2004 and the NYSE appears poised to adapt in order to meet the SEC’s proposed market structure rule changes.

We believe the SEC-proposed rule changes will bring about needed modifications to the NYSE auction trading model and will make it more competitive. Although we cannot predict the effect of the proposed changes to the NYSE marketplace, we believe certain proposals may have a positive effect on the role of the NYSE specialist. Accordingly, when the above developments materialize, rule changes are implemented, and there is less uncertainty surrounding the NYSE auction market, we believe that sales prices of NYSE memberships will improve and that the recent six-month decline is still temporary.  However, we can provide no assurance that the consistent application of this accounting policy to future periods will not result in a conclusion that such impairment is no longer temporary.

As a result of the factors set forth above, we believe the current difference between the market value and our carrying value of exchange memberships as of the quarter ended March 31, 2004 remains temporary.

Completed Preferred Stock Exchange Offer

On January 21, 2004, we issued one share of our Series B preferred stock in exchange for each of the approximately 39,186 shares of our issued and outstanding Series A preferred stock pursuant to an exchange offer commenced on December 6, 2003.  Each share of Series B preferred stock has a liquidation preference of $1,000 per share and generally accrues cumulative preferred dividends at an annual rate of 8.0% of the liquidation preference of each share until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter, payable on the first day of January and the first day of July of each year.  Under the terms of the Series B preferred stock, because we did not pay the January 1, 2004 dividend with respect to the then-outstanding Series A preferred stock, the dividend payable on July 1, 2004 with respect to the Series B preferred stock currently is accruing at an annual rate of 9.0%.  Additionally, if we do not timely pay the dividend payable on July 1, 2004 with respect to the Series B preferred stock, then the dividends payable on January 1, 2005 will accrue at an annual rate of 9.0% through September 30, 2004 and 8.0% thereafter through December 31, 2004. The increase in the annual dividend rate from 8.0% to 9.0% with respect to the Series B preferred stock will result in an additional charge of approximately $0.1 million per quarter through September 30, 2004.

Prior to the completion of the exchange offer, the terms of the Series A preferred stock prevented us from paying bonuses to our employees (or compensation in lieu thereof) while we were not then current in our dividend payments with respect to the Series A preferred stock.  Under the terms of the Series B preferred stock, however, until September 30, 2004, we are entitled to pay employee bonuses (or compensation in lieu thereof) while we are not current in our payment of dividends with respect to our preferred stock.  Thereafter, unless the full amount of all dividends on the Series B preferred stock initially payable after September 30, 2004 has been paid, we will again be prevented from paying any bonuses to our employees (or compensation in lieu thereof) unless the holders of a majority of the outstanding shares of Series B preferred stock waive this prohibition on the payment of employee bonuses.

Results of Operations

Specialist Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2004	2003

Revenues:
Net gain on principal transactions	$52,298	$51,803	1.0%
Commissions	12,506	11,273	10.9
Other	1,540	1,699	(9.4)
Total segment revenues	66,344	64,775	2.4

Operating expenses	37,285	36,269	2.8

Income before minority interest and taxes	$29,059	$28,506	1.9%

Revenues from our Specialist segment consist primarily of net gain on principal transactions in securities for which we act as specialist. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures. Also included in net gain on principal transactions are accrued dividends receivable or payable on our stock positions, net gains and losses resulting from our market-making activities in ETFs, options and futures, and the net gains and losses resulting from trading of foreign currencies, futures, equities and U.S. Government obligations underlying the rights, ETFs and options for which we act as specialist or market-maker.  These revenues are primarily affected by changes in share volume traded and fluctuations in the price of our stocks, options, ETFs and futures in which we are the specialist or in which we make a market.

Commissions revenue generated by our Specialist segment consists primarily of fees earned when our specialists act as agents by executing limit orders in equities on behalf of brokers, professional traders and broker-dealers after a specified period of time; we do not earn commissions in equities when we match market orders or when we act as a specialist or a market-maker in other products.

Other revenue at our Specialist segment consists primarily of interest income, proprietary trading gains or losses and gains or losses from an investment in a hedge fund.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

When assessing the performance and financial results of a specific period, management examines certain metrics to determine their impact on financial results.  Some of the key metrics that our management reviews and their values for the first quarter of 2004 and 2003 are as follows:

	For the Three Months Ended March 31,		Percentage Change
	2004	2003
NYSE average daily share volume (in millions)	1,538.5	1,419.4	8.4%
LAB share volume on the NYSE (in billions)	26.0	23.2	11.6%
LAB dollar value on the NYSE (in billions)	$743.4	$566.7	31.2%
Share volume of principal shares traded (in billions)	6.6	7.7	(14.5)%
Dollar value of principal shares traded (in billions)	$196.0	$191.9	2.2%
Average closing price of the CBOE Volatility Index	16.7	34.1	(50.9)%

Generally, an increase in the average daily share volume on the NYSE, an increase in volatility (as measured by the average closing price of the Chicago Board of Options Exchange’s Volatility Index®, or the “VIX”) or an increase in the dollar value and share volume of principal shares traded enables the specialist to increase its level of principal participation and thus its ability to realize net gain on principal transactions.  While we monitor these metrics each period, they are not the sole indicators or factors in any given period that determine our level of revenues, profitability or overall performance.  Other factors, such as extreme price movements, unanticipated listed company news and events and other uncertainties may influence our financial performance either positively or negatively.

Net gain on principal transactions during the first quarter of 2004 increased as a result of an increase in principal trading revenues at our LSP subsidiary, which was partially offset by a decrease in our NYSE equity specialist revenues.  Net gain on principal transactions for our LaBranche & Co.  LLC subsidiary decreased to $45.3 million for the first quarter of 2004 as compared to $50.1 million for the same period in 2003.  This decrease in revenues was the result of the decrease in share volume of principal shares traded, which occurred despite the increase in the share volume of LaBranche & Co. LLC’s specialist stocks on the NYSE.  The increase in LaBranche & Co. LLC’s share volume on the NYSE and the decrease in the share volume of principal shares traded indicated our specialists’ reduced level of participation in the increased share volume.  The significant decline in the volatility in the market, as measured by the average closing price of the VIX, also reduced our opportunity to trade profitably as principal.  The net gain on principal transactions related to derivatives trading activity increased to $7.0 million in the first quarter of 2004 from $1.7 million in the first quarter of 2003 as a result of the growth and expansion of LSP’s derivative trading activities.  This growth and expansion were the result of an increase in the number of derivatives traders, the number of different products in which LSP trades, the volume of trading, and the expansion of LSP’s trading activities to additional exchanges.

Commissions revenue earned by our Specialist segment increased due to an increase in the share volume of our NYSE specialist stocks.  As the share volume of LaBranche & Co. LLC’s specialist stocks traded on the NYSE increases, the number of trades on which we may earn a commission generally increases, thereby increasing commissions revenue for our Specialist segment.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2004	2003

Revenues:
Commissions	$13,016	$11,243	15.8%
Other	224	251	(10.7)
Total segment revenues	13,240	11,494	15.2

Operating expenses	14,258	14,927	(4.5)

Loss before minority interest and taxes	$(1,018)	$(3,433)	70.4%

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage services.

Our Execution and Clearing segment’s other revenues consist of interest income, proprietary trading gains or losses and fees charged to customers for the use of our proprietary front-end order execution system.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Commissions revenue from our Execution and Clearing segment increased due to the growth of our institutional execution group’s revenues as a result of the general growth and expansion of its customer base.  This increase was partially offset by a decline in direct-access and clearance revenues resulting from a decrease in the volume of direct access executions and a decline in clearing customers.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2004	2003

Other revenues (losses)	329	$365	(10.0)%
Total segment revenues	329	365	(10.0)

Operating expenses	14,729	14,165	4.0

Loss before minority interest and taxes	$(14,400)	$(13,800)	(4.4)%

The portion of our revenues that is not generated from our two principal business segments consists primarily of unrealized gains or losses from our non-marketable investments and interest income.  No material changes were noted in comparing our 2004 first quarter Other segment operating results to those for the 2003 comparable period.

Our Operating Expenses

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2004	2003

Expenses:
Employee compensation and related benefits	$27,791	$25,819	7.6%
Interest	12,358	11,721	5.4
Exchange, clearing and brokerage fees	8,894	10,662	(16.6)
Other operating expenses	17,229	17,159	0.4

Total expenses before minority interest and taxes	66,272	65,361	1.4

Provision for income taxes	$5,552	$5,746	(3.4)%

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

Interest expense is primarily generated from the indebtedness not allocated to either of our two principal business segments. This indebtedness was incurred in connection with our reorganization from partnership to corporate form in 1999, our subsequent acquisitions and the issuance of promissory notes in exchange for our preferred stock.  The interest expense at our Specialist segment is primarily the result of subordinated indebtedness that has been approved by the NYSE for inclusion in our net capital as well as margin interest expense related to our derivative specialist and market-making business.  Customers’ free credit balances and bank loans generate interest expense at our Execution and Clearing segment.

Exchange, clearing and brokerage fees expense at our Specialist segment consists primarily of fees paid by us to the NYSE, AMEX, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies.  The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, an allocation fee requiring specialist firms to share the cost of newly allocated listings, technology fees, a flat annual fee and execution and clearing fees.  Our Execution and Clearing segment’s exchange, clearing and brokerage fees expense consists of commissions paid to third parties for introduction of customers, use of certain proprietary information and third-party execution fees.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Employee compensation and related benefits expense increased as a result of an increase in salaries and profitability-based compensation accruals.  The increase in salaries is attributable to the 31 additional trading and support personnel hired by our LSP subsidiary from the first quarter of 2003 to the first quarter of 2004.  In addition, in the first quarter of 2004, we incurred severance expense related to employee terminations.  The issuance of 600,000 restricted stock units, or RSUs, with the related compensation expense being recognized over three years and an increase in incentive compensation associated with commissions earned also increased compensation expense for the first quarter of 2004 as compared to the same period in 2003.  Employee compensation and related benefits expense increased to 34.8% of total revenues for the first quarter of 2004, from 33.7% of total revenues for the same period in 2003.

Interest expense increased as a result of an increase in margin interest charges attributable to the growth and expansion of our derivative trading activities.  Interest expense increased to 15.5% of revenues for the first quarter of 2004, from 15.3% for the comparable period in 2003.

Exchange, clearing and brokerage fees expense decreased primarily due to a decrease in fees at our Specialist segment.  The decrease at our Specialist segment was the result of the removal of the NYSE technology fee in July 2003, the lack of allocation fees for new listings in the first quarter of 2004 and a decrease in odd lot fees.  This decrease was partially offset by an increase in commission expense and exchange fees due to the increased activity of our derivatives trading business. Exchange, clearing and brokerage fee expense for our Execution and Clearing segment remained relatively flat for the first quarter of 2004, compared to the first quarter of 2003. Our exchange, clearing and brokerage fees expense decreased to 11.1% of total revenues for the first quarter of 2004, from 13.9% of total revenues for the same period in 2003.

Certain first quarter 2004 account balances that comprise our other operating expenses materially changed from those for the 2003 comparable period.  Lease of exchange memberships expense decreased due to the decrease in the average annual lease cost of an NYSE membership and a decrease in the number of NYSE leased memberships. The average annual lease cost of our NYSE memberships decreased to approximately $238,000 for the first quarter of 2004 from $322,000 for the same period in 2003. In addition, during the first quarter of 2004, we leased approximately 12 fewer memberships than we leased in the first quarter of 2003. Lease of exchange memberships expense decreased to 5.2% of total revenues for the first quarter of 2004, from 8.4% of total revenues for the same period in 2003. Other operating expenses increased primarily due to an increase in legal and professional fees expense, bank fees and directed brokerage arrangement expenses. Legal and professional fees expense increased as the result of legal, consulting and accounting fees incurred in connection with the concluded NYSE and SEC investigations of our specialist trading activity. The increase in bank fees was due to the fees on the committed revolving credit facility established in the first quarter of 2004. Our Execution and Clearing segment experienced an increase in directed brokerage arrangement expenses as a result of the growth and expansion of our institutional execution group.

The decrease in the provision for income taxes, despite the increase in income before provision for income taxes, was the result of additional tax refunds related to fiscal 2002 and the adjustment of New York State credits and incentives during the first quarter of 2004.

Liquidity and Capital Resources

As of March 31, 2004, we had $2,239.6 million in assets, of which $527.5 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements.  To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as our operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of March 31, 2004, our indebtedness had short-term and long-term maturities, and the related interest and principal payments have a significant effect on the liquidity necessary to finance our current operations. Our most significant short-term indebtedness relates to our $100.0 million aggregate principal amount of 9.5% senior notes which mature in August 2004 (the “Senior Notes”). As of March 31, 2004, our most significant long-term indebtedness was the $250.0 million aggregate principal amount of 12.0% senior subordinated notes which mature in March 2007 (the “Senior Subordinated Notes”).  As of March 31, 2004, there were no material changes to the scheduled maturities of our indebtedness and operating lease obligations, other than with respect to the proposed refinancing of our Senior Notes and Senior Subordinated Notes, as described below.

The indentures governing the Senior Notes and the Senior Subordinated Notes include certain covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends on, or repurchase, our stock, make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. Under these financial covenants, our ability to incur additional indebtedness, pay dividends or redeem stock is limited if our “consolidated fixed charge coverage ratio,” which is based on a trailing four quarters, is at or below a threshold of 2.75:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses (“EBITDA”), and (2) the sum of our consolidated interest expense and the tax-effected multiple of dividend payments with respect to the outstanding shares of our preferred stock.

As of March 31, 2004, we were not in default of the indentures governing our Senior Notes and Senior Subordinated Notes, but we were subject to both the covenant limiting our ability to incur additional indebtedness and the covenant limiting our ability to make certain “restricted payments” (such as dividends or cash payments to purchase our stock), because our consolidated fixed charge coverage ratio was below 2.75:1.  However, we still are permitted to incur indebtedness pursuant to working capital facilities, including the $200.0 million line of credit maintained by our LaBranche & Co. LLC subsidiary, subject to certain conditions and limitations.

As of March 31, 2004, due to the net losses we incurred during 2003, our ability to make restricted payments also was subject to a second limitation contained in the indentures governing our Senior Notes and Senior Subordinated Notes.  Because our cumulative restricted payments since the original issuance of the Senior Notes, including paying dividends with respect to our Series A preferred stock, repurchasing shares of our Series A preferred stock and making certain investments, was greater than the sum of (i) 50% of our cumulative consolidated net income and (ii) 100% of the net cash proceeds received from any issuance or sale of our capital stock, we were subject to this second limitation on our ability to make restricted payments.

Accordingly, unless our EBITDA increases above recent levels and our consolidated fixed charge coverage ratio again exceeds the 2.75:1 threshold, and our cumulative consolidated net income returns to historical levels, the continued application of these limitations would restrict our access to certain sources of financing and our ability to distribute earnings to our stockholders and strategically and flexibly deploy our capital. We cannot be sure as to when our consolidated fixed charge coverage ratio will again exceed 2.75:1. As of March 31, 2004, our four quarter trailing consolidated fixed charge coverage ratio was 1.0:1, due to our 2003 operating results and the $63.5 million charge recorded in 2003 related to the settlement of the NYSE and SEC investigations of our NYSE specialist trading activity.  We anticipate that the pending refinancing of the Senior Notes and the Senior Subordinated Notes, as described below, will alleviate the effects of certain financial covenants, restrictions and limitations to which we currently are subject under the indentures governing the Senior Notes and the Senior Subordinated Notes.  In the event the refinancing is not completed, we believe we will remain in compliance with the covenants contained in the indentures.  Although we believe it is very unlikely, a failure to comply with such covenants could trigger an event of default under the indentures, which would materially and adversely affect our financial condition.

The Senior Subordinated Notes also require us, within 150 days after the end of each fiscal year, to offer to redeem from all holders of the Senior Subordinated Notes a principal amount equal to our Excess Cash Flow, as defined, at a price equal to 103.0% of the principal amount being offered for purchase plus accrued and unpaid interest, if any, to the date of redemption. Each holder is entitled to be offered his or her pro rata share based upon his or her ownership percentage of the outstanding Senior Subordinated Notes. An Excess Cash Flow offer is not required to be made for any fiscal year if the amount of such offer would be less than $5.0 million.  Excess Cash Flow is defined for this purpose as 40.0% of the amount by which our consolidated EBITDA exceeds the sum of our interest expense, tax expense, increase in net capital or net liquid asset requirements, capital expenditures, any cash amounts related to acquisitions of NYSE specialists or any cash payments related to our payment at maturity of the principal amount of our existing or certain other indebtedness. In 2003 and 2001, we were required to make Excess Cash Flow offers, but no holders of the Senior Subordinated Notes tendered their notes pursuant to such offer. We are not required to make an Excess Cash Flow offer in 2004 based on our financial results in 2003.

In view of the impending maturity of the Senior Notes in August 2004 and to take advantage of current market opportunities, we began a process in April 2004 to refinance the Senior Notes and Senior Subordinated Notes.

On April 5, 2004, we commenced a tender offer to purchase for cash all the outstanding Senior Notes and Senior Subordinated Notes.  In conjunction with this tender offer, we also have solicited consents of the registered holders of the Senior Notes and Senior Subordinated Notes to certain proposed amendments of the respective indentures governing the Senior Notes and the Senior Subordinated Notes that would eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the indentures.  This tender offer and consent solicitation will expire at midnight, New York City time, on May 17, 2004, unless extended or earlier terminated.  The tender offer is conditioned upon our receiving the requisite number of consents to approve the proposed amendments to the indentures and our receipt of gross proceeds from a new financing sufficient to finance the repurchase of tendered Senior Notes and Senior Subordinated Notes.

As of May 8, 2004, we had received consents to the proposed amendments from the holders of more than 92.9% of the Senior Notes and more than 94.4% of the Senior Subordinated Notes.  These consents are sufficient to effect the proposed amendments of the respective indentures governing the Senior Notes and the Senior Subordinated Notes.  Accordingly, we have executed a supplemental indenture to each of the indentures governing the Senior Notes and the Senior Subordinated Notes, which will effect the proposed amendments of the indentures.  The proposed amendments will not become operative (with certain exceptions) until the tendered Senior Notes and Senior Subordinated Notes have been accepted for purchase pursuant to the tender offer.  We expect to make payment for the Senior Notes and the Senior Subordinated Notes tendered pursuant to the tender offer on or about May 18, 2004.

Upon consummation of the tender offer, assuming the payment date is May 18, 2004, we will pay $1,043.54 (which includes accrued and unpaid interest) for each $1,000 principal amount of Senior Notes purchased in the tender offer. The purchase price was determined based on a formula providing for a fixed spread of 50 basis points over the bid side yield (as quoted on Bloomberg Screen PX3 at 10:00 a.m., New York City time, on April 20, 2004) of the 2-1/8% U.S. Treasury Note due August 31, 2004, plus accrued and unpaid interest up to, but not including, the payment date. The purchase price for the Senior Notes may be higher or lower, based on this formula, depending on the actual payment date for the Senior Notes.

The total consideration for the Senior Notes includes a consent payment of $20.00 per $1,000 principal amount of Senior Notes that is payable only to holders who validly tendered (and did not withdraw) their Senior Notes before April 19, 2004. Holders who validly tender their Senior Notes after April 19, 2004, but before the expiration of the tender offer (currently May 17, 2004), will be paid $1,023.54 (which includes accrued and unpaid interest) per $1,000 principal amount of Senior Notes purchased in the tender offer.

We also will pay $1,200.00 plus accrued and unpaid interest up to, but not including, the payment date, per $1,000 principal amount of Senior Subordinated Notes. The total consideration includes a consent payment of $20.00 per $1,000 principal amount of Senior Subordinated Notes that is payable only to holders who validly tendered (and did not withdraw) their Senior Subordinated Notes before April 19, 2004. Holders who validly tender their Senior Subordinated Notes after April 19, 2004, but before the expiration of the tender offer (currently May 17, 2004), will be paid $1,180.00 per $1,000 principal amount of Senior Subordinated Notes plus accrued and unpaid interest up to, but not including, the payment date.

In order to fund the repurchase of the Senior Notes and Senior Subordinated Notes, we commenced on April 23, 2004 an offering of new senior notes in the aggregate principal amount of $460.0 million (the “New Notes”) only to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. On May 4, 2004, we entered into a definitive purchase agreement pursuant to which we will issue New Notes due 2009 in the aggregate principal amount of $200.0 million (the “2009 Notes”) and New Notes due 2012 in the aggregate principal amount of $260.0 million (the “2012 Notes”). The 2009 Notes will bear interest at a rate of 9.5% per annum and mature in May 2009, and the 2012 Notes will bear interest at a rate of 11.0% per annum and mature in May 2012.  The issuance of the New Notes is expected to close on or about May 18, 2004.

If the offering of the New Notes is consummated, the New Notes will be issued pursuant to a new indenture (a “New Indenture”), containing covenants that, with certain exceptions, will be substantially similar to the indenture governing the Senior Notes.  Under the New Indenture our ability to incur additional indebtedness (other than certain “permitted indebtedness”), pay dividends or redeem stock will be limited if our consolidated fixed charge coverage ratio is at or below a threshold of 1.75:1 during the first two quarters following the date of issuance and 2.00:1 thereafter.  In addition, the New Indenture will provide for certain exceptions to the limitations on restricted payments.  For example, the New Indenture will permit us to repurchase, within 120 days after the issuance of the New Notes, all the approximately 39,186 outstanding shares of our Series B preferred stock without violating the limitation on restricted payments.

The New Indenture also will permit us to redeem some or all of the 2009 Notes on or after May 15, 2007 and some or all of the 2012 Notes on or after May 15, 2008 at varying redemption prices, based on the date of redemption.  We will be required to redeem up to 33.0% of the aggregate principal amount of the 2009 Notes at a redemption price of 109.5% and up to 33.0% of the aggregate principal amount of the 2012 Notes at a redemption price of 111.0% using the proceeds of certain equity offerings we complete on or prior to May 15, 2007.  In addition, if we sell substantially all our assets or experience specific kinds of changes in control, the New Indenture will require us to offer to repurchase the New Notes at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

We intend to use the net proceeds of the issuance of the New Notes to repurchase the Senior Notes and Senior Subordinated Notes tendered pursuant to the above-described tender offer and consent solicitation. We also intend to use a portion of the net proceeds from the issuance of the New Notes to offer to repurchase, within 120 days after the issuance of the New Notes, all the outstanding shares of our Series B preferred stock. The preferred stock is not by its terms callable, however, and we thus cannot be certain that we will make an offer or be able to repurchase the Series B preferred stock on acceptable terms. Under the New Indenture, in the event we are unable to repurchase the outstanding shares of our Series B preferred stock within 120 days after the initial issuance date of the New Notes, we will be required to use any excess proceeds from the issuance of the New Notes to repurchase an equal principal amount of then-outstanding New Notes.  As a result, we do not anticipate any of the expected proceeds of the New Notes offering to be used to finance our day-to-day operating needs.

In connection with the anticipated issuance of the New Notes, we have agreed to file with the SEC within 90 days after the date of initial issuance of the New Notes, and to use best efforts to cause to become effective within 180 days after the date of initial issuance of the New Notes, a registration statement with respect to an offer to exchange each of the New Notes for a new issue of debt securities registered under the Securities Act, with terms identical to those of the New Notes (except for the provisions relating to the transfer restrictions and payment of additional interest) or, in certain circumstances, a shelf registration statement.  If we fail to satisfy our registration obligations under the registration rights agreement, we will be required to pay additional interest to the holders of the New Notes under certain circumstances.

We believe the New Notes offering and the repurchase of our Senior Notes and Senior Subordinated Notes should allow us to meet our financing and liquidity requirements for the foreseeable future. We anticipate that the completion of the refinancing at the stated terms and the proposed repurchase of our outstanding Series B preferred stock would result in approximately the same level of costs, in the aggregate, of interest, preferred dividends and preferred stock discount accretion that we currently incur on our Senior Notes, Senior Subordinated Notes and Series B preferred stock. We believe the completed refinancing and repurchase of Series B preferred stock will enable us to better deploy our capital and anticipated cash flows from operations in order to enhance our profitability and overall revenue growth.

The closing of the offering of the New Notes currently is expected to occur on May 18, 2004, which we anticipate will coincide with the expected payment for the Senior Notes and the Senior Subordinated Notes pursuant to the tender offer. We believe it is very likely that the offering of the New Notes will be consummated, and thereby will enable us to complete the refinancing of both our Senior Notes and our Senior Subordinated Notes. However, in the event the refinancing is not consummated, we nonetheless currently expect to be able to repay the Senior Notes before their maturity in August 2004 without impairing our core specialist business operations. We would accomplish this, if necessary, by disposing of certain of our private equity investments, which would have no effect on our specialist and market-making activities. We believe that there is a market for selling such investments and a purchaser for such investments could be readily found. Additional funds to repurchase our Senior Notes could be obtained by borrowing under a committed $25.0 million revolving credit facility we recently received from a financial institution. If additional funds are still necessary to repay our Senior Notes, we could scale back or liquidate certain of our non-core specialist operations through the reduction of our trading positions not related to our NYSE specialist positions and the discontinuation of certain business lines. Although we believe the funds we would raise as a result of the aforementioned actions would be sufficient for the repayment of the Senior Notes, any shortfall could be met by selling additional shares of our common stock. Given the price of our common stock as of March 31, 2004, we believe that the number of additional shares of our common stock we would issue would not have a significant impact on our share price.

One or more of the above steps may be necessary in view of the recent level of our cash flow from operations, our working capital needs, the net liquid asset requirements under NYSE and AMEX rules, the capital requirements under SEC regulations and other liquidity factors, as well as the settlement of the SEC and NYSE investigations of our NYSE specialist trading activity.  In the unlikely event we are unable to refinance or repay the Senior Notes when due, such inability would be deemed an “event of default” under the indenture governing the Senior Notes.  A default in repayment of the Senior Notes would also trigger an “event of acceleration” under certain of our other indebtedness, including the Senior Subordinated Notes, requiring immediate repayment of such other indebtedness.

Another potential source of liquidity to fund our LaBranche & Co. LLC subsidiary’s inventory requirements is the committed line of credit maintained with a bank. In October 2003, LaBranche & Co. LLC extended this $200.0 million committed line of credit agreement to October 29, 2004 on the same terms and conditions as the expiring agreement. Total fees paid in 2003 in connection with this extension were $150,000. In addition, we pay a quarterly fee of .25% of the total committed line of credit.  The credit agreement may be extended by LaBranche & Co. LLC, subject to the bank’s approval, for additional one-year terms by giving written notice to the bank at least 30 days prior to the then-current scheduled termination date.

Amounts outstanding under this credit facility would be secured by our inventory of specialist stocks and bear interest at the bank’s broker loan rate. This facility can only be used to finance inventory requirements at LaBranche & Co. LLC. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

As a specialist and market-maker, we are required to maintain certain levels of capital and liquid assets as promulgated by various regulatory agencies, which regulate our business. As part of our overall risk management policy (for further discussion refer to Part I, Item 3. “Qualitative and Quantitative Disclosures About Market Risk”), we attempt to balance our responsibility as specialist with our overall capital resources. These requirements restrict our ability to make use of cash and other liquid assets for corporate actions, such as repaying our debt, repurchasing stock or making an acquisition.

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of March 31, 2004, LaBranche & Co. LLC’s net capital, as defined, was $453.3 million, which exceeded the minimum requirements by $447.4 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of March 31, 2004, LaBranche & Co. LLC’s NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $454.8 million.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of March 31, 2004, LaBranche satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, our LaBranche Financial Services, Inc. subsidiary (“LFSI”) also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of March 31, 2004 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of March 31, 2004, LFSI’s net capital, as defined, was $13.6 million, which exceeded its minimum net capital requirement by $12.1 million.

As a clearing broker-dealer, LFSI has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  At March 31, 2004, the reserve requirement was approximately $2.1 million.  LFSI had cash and securities on deposit in a Special Reserve Bank Account of $3.6 million as of April 1, 2004 to comply with its reserve requirement.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2004, LSP’s net capital, as defined, was $21.3 million, which exceeded its minimum net capital requirement by $21.1 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s net liquid asset (“NLA”) requirement of $446.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the NLA requirement of $446.0 million is met by LaBranche & Co. LLC’s securities positions, pending trades and other assets associated with its equity specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of March 31, 2004 was used to meet its NLA requirement.

On March 29, 2004, we agreed with the NYSE and the SEC to settle the NYSE and SEC investigations concerning NYSE specialist trading activity. Pursuant to this agreement, we paid on April 7, 2004 a total of $63.5 million in disgorgement ($41.6 million) and civil penalties ($21.9 million) for certain trades that occurred during the five-year period from 1999 through 2003.  This settlement resolved the NYSE and the SEC investigations of specialist trading activity concerning us for all periods through 2003.  Concurrently with settlement payment, we contributed capital to our LaBranche & Co. LLC subsidiary sufficient to enable it to remain in compliance with its capital and regulatory requirements. Although this capital contribution reduced our excess short term assets available for financing our operations and limited our excess cash available for developing certain segments of our business operations, our cash flows from operations are projected to be sufficient to meet our day to day operating needs for at least the next 12 months.

In addition to our indebtedness, the related covenants and regulatory requirements, our capital resources are subject to additional restrictions and limitations. In connection with our

March 2001 acquisition of RPM, we issued 100,000 shares of our nonconvertible Series A preferred stock to the former stockholders of RPM. After our 2002 and 2003 repurchases of Series A preferred stock, approximately 39,186 shares of Series A preferred stock remained issued and outstanding. On January 21, 2004, we completed an exchange offer, pursuant to which we exchanged one share of a newly-created Series B preferred stock for each share of our issued and outstanding Series A preferred stock. As a result of this exchange, no shares of Series A preferred stock are issued or outstanding. As described above, we intend to use a portion of the net proceeds from our offering of the New Notes to fund the purchase of all the outstanding shares of our Series B preferred stock within 120 days after the initial issuance of the New Notes.

Each of the approximately 39,186 outstanding shares of our Series B preferred stock has a liquidation preference of $1,000 per share and generally accrues cumulative preferred dividends at an annual rate of 8.0% of the liquidation preference until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter, payable on the first day of January and the first day of July of each year.  The terms of the Series B preferred stock provide, however, that if the dividend payable on January 1, 2004 with respect to the then-outstanding Series A preferred stock is not timely paid, the dividend payable on July 1, 2004 with respect to the Series B preferred stock will accrue at an annual rate of 9.0%.  Because we did not pay the January 1, 2004 dividend with respect to the then-outstanding Series A preferred stock, the dividend payable on July 1, 2004 with respect to the Series B preferred stock currently is accruing at an annual rate of 9.0%.  Additionally, if the dividend payable on July 1, 2004 with respect to the Series B preferred stock is not paid timely, then the dividends payable on January 1, 2005 will accrue at an annual rate of 9.0% through September 30, 2004 and 8.0% thereafter through December 31, 2004.

In connection with our acquisition of RPM, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at 8.0% per year, to certain former employees of RPM. The amounts payable under this deferred compensation plan may be reduced to satisfy certain indemnification obligations of the plan participants to us under the agreements governing our acquisition of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. In addition, payments of benefits under the RPM deferred compensation plan are prohibited and must be deferred if we are not current in the payment of any preferred dividend initially payable after September 30, 2004, unless such prohibition is waived in writing by the holders of a majority of the outstanding shares of Series B preferred stock. During the three months ended March 31, 2004, we paid $5.3 million in deferred compensation plan benefits. After taking into account all payments of deferred compensation plan benefits through March 31, 2004, approximately $18.3 million, plus interest, remains payable under the RPM deferred compensation plan.  If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in one lump sum.

We also assumed RPM’s liabilities and obligations under its retention bonus pool, which required that we pay, on March 15, 2004, $9.0 million as bonus compensation to certain former employees of RPM designated by a committee appointed in the agreement governing our acquisition of RPM.  No further amounts are due under this retention bonus pool.

As of March 31, 2004, the subordinated indebtedness of LaBranche & Co. LLC aggregated $20.3 million (excluding subordinated liabilities related to contributed exchange memberships) and consisted of senior subordinated notes and junior subordinated notes. These notes mature on various dates between December 2004 and June 2008, and bear interest at annual rates ranging from 7.7% to 10.0%. Each of the junior subordinated notes has an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew prior to maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

As of March 31, 2004, $10.0 million of our outstanding indebtedness consisted of one note for $2.0 million, which matures in June 2004 and bears interest at an annual rate of 8.0%, and eight separate notes, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at annual rates ranging from 9.0% to 10.0%.

Subject to our ability to refinance or otherwise repay the Senior Notes, we currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

Our $100.0 million Senior Notes and our $250.0 million Senior Subordinated Notes were both sold to public investors on their respective issuance dates. The following table sets forth the credit ratings on both of these issues as of March 31, 2004:

	Moody’s Investors Services	Standard & Poor’s

Senior Notes	Ba1	B

Senior Subordinated Notes	Ba2	CCC+

In January 2004, Standard & Poor’s downgraded our Senior Notes to a B rating and our Senior Subordinated Notes to a CCC+ rating.  On February 23, 2004, Moody’s cut our Senior Notes rating to Ba1 and our Senior Subordinated Notes rating to Ba2 from Ba1, changing our rating outlook to negative from stable.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

Because our equity specialist activities on the NYSE and AMEX expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the auction process helps us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a risk management process which is designed to balance our ability to profit from our specialist activities with our exposure to potential losses. Our risk management process includes participation by our executive operating committee, our floor management committee, our floor team captains and our specialists. These parties’ roles are as follows :

Executive Operating Committee.  Our executive operating committee is composed of two executive officers of LaBranche & Co. LLC. This committee is responsible for approving all risk management procedures and trading guidelines for particular specialist stocks, after receiving input and proposals from our floor management committee. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

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

Floor Team Captains.  We have twenty-six floor team captains who monitor the activities of LaBranche & Co. LLC’s specialists throughout the trading day from various positions at LaBranche & Co. LLC’s trading posts. The captains observe trades and constantly review trading positions on a real-time basis through our information systems. In addition, the captains are readily available to assist LaBranche & Co. LLC’s specialists in determining when to deviate from our procedures and guidelines to react to any unusual situations or market conditions. The captains must report these unusual situations to floor management, including any deviations from our procedures and guidelines. Captains meet with each specialist at least once a week to evaluate the specialist’s adherence to our risk management procedures and trading guidelines. Captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

Specialists.  LaBranche & Co. LLC’s specialists conduct auctions of our specialist stocks based upon the conditions of the marketplace. In doing so, specialists observe our risk management procedures and trading guidelines in tandem with their responsibility to create a fair and orderly market. Specialists must immediately notify a captain of any unusual situations or market conditions requiring a deviation from our procedures and guidelines.

Our equity specialist operations on the AMEX are conducted by six equity specialists. We have one post manager on the AMEX who monitors the trading activities of the AMEX equity specialists by observing trades and reviewing positions on a real-time basis. The post manager regularly communicates with management to ensure that our AMEX equity specialists adhere to all risk management policies set by LaBranche & Co. LLC’s executive operating committee.

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

Equity Market Risk

A high concentration of LaBranche & Co. LLC’s principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. However, the percentage of LaBranche & Co. LLC’s specialist trading revenue generated from its ten most profitable specialist stocks has decreased from 21.8% to 18.4% of total principal trading revenue for the three months ended March 31, 2003 and 2004, respectively. The percentage of LaBranche & Co. LLC’s specialist trading revenue generated from its twenty-five most profitable specialist stocks has decreased from 42.3% to 34.4% of total principal trading revenue for the three months ended March 31, 2003 and 2004, respectively.  LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes frequently.

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

Derivatives Market Risk

As a specialist and market-maker in options, ETFs and futures, LSP is responsible for creating a fair and orderly market, and trades securities as principal out of both obligation and inclination. LSP’s options, ETFs, futures, U.S. Government obligations and foreign currency trading exposes it to certain risks, such as price and interest rate fluctuations, foreign currency movements and changes in the liquidity of markets. In addition, these derivative instruments expose LSP to volatility, interest rate, credit and foreign exchange risk, among other types of risks.

Certain members of LSP’s management are responsible for managing these risks. These individuals utilize a third-party software application to monitor LSP’s positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to assure that all LSP traders are within the parameters set by management. LSP’s traders purchase and sell futures, the stocks underlying certain positions, and foreign currencies in an attempt to hedge market and foreign currency risk. LSP’s aggregate risk is under constant evaluation by certain members of management and its traders, and all significant trading strategies and positions are discussed among them. LSP’s options, futures and ETF trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of LSP’s entire portfolio on March 31, 2004 would have impacted profits and losses from its trading activities:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2004	$1,646	$(477)	$(4)	$1,557	$4,893

The information in the above table is based on certain theoretical assumptions, and thus does not fully represent the profit or loss exposure to changes in volatility, interest rates dividends. The zero percent change column represents the profit or loss LSP would experience on a daily basis if the relevant market remained unchanged.

Foreign Currency Risk

In connection with LaBranche & Co. LLC’s trading of U.S. registered shares of foreign issuers, it is exposed to varying degrees of foreign currency risk. The pricing of these securities is based upon the value of the ordinary securities as denominated in their local currencies. Thus, a change in a foreign currency rate relative to the U.S. dollar will result in a change in the value of U.S. registered shares in which LaBranche & Co. LLC acts as the specialist.

LSP trades international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rate.  In addition, LSP trades foreign currencies and derivatives denominated in foreign currencies which creates exposure to foreign currency risk for LSP.

The following chart illustrates how the specified movements in the U.S. dollar versus the foreign currencies to which LSP and LaBranche & Co. LLC are exposed as of March 31, 2004 would have impacted profits and losses from its trading activities:

	Profit or (Loss) if the U.S. dollar relative to the foreign currencies move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2004	$1,325	$442	$(422)	$(1,325)

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in security prices, volatility, interest rates and other related factors.

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

LFSI’s execution and clearing activities require that LFSI execute transactions in accordance with customer instructions and accurately record and process the resulting transactions. Any failure, delay or error in executing, recording and processing transactions whether due to human error or failure of LFSI’s information or communication systems could cause substantial losses for brokers, customers and/or LFSI and could subject LFSI to claims for losses.

Clearing activities include settling each transaction with both the contra broker and the customer. In connection with LFSI’s institutional and direct access floor brokerage customers a transaction is settled either when the customer pays for securities purchased and takes delivery, or delivers securities sold for payment. Settling retail customers and professional investors involves financing the transaction until the customer makes payment or, for margin accounts, advancing credit to the customer within regulatory and internal guidelines. Clearing direct access brokers’ transactions includes guaranteeing their transactions to the contra broker on the exchange floor.

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

The amount of risk related to LFSI’s execution and clearance activities is linked to the size of the transaction, market volatility and the creditworthiness of customers and brokers. LFSI’s largest transactions involve those for institutional and direct access floor brokerage customers.

LFSI systematically monitors its open transaction risk starting when the transaction occurs and continuing until the designated settlement date. Transactions that remain unsettled after settlement date are scrutinized and necessary action is taken to reduce LFSI’s risk is taken. Credit risk that could result from contra brokers defaulting is minimized since much of the settlement risk for transactions with brokers is essentially transferred to the National Stock Clearing Corporation. The credit risk associated with institutional and direct access clearing customers is minimized since these customers have been qualified by the Depository Trust Company (“DTC”), the DTC participants or have met the prime broker qualification standards at other brokerage firms. Before conducting business with a prospective customer, LFSI’s senior management, in conjunction with its compliance department, reviews the prospective customer’s experience in the securities industry, financial condition and personal background, including a background check with a risk reporting agency. For retail customers and professional investors, LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily pursuant to such guidelines and requires customers to deposit additional collateral or reduce positions when necessary.

In each of our segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE, we have made investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE and AMEX operations must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The capital we have invested, along with the NYSE, in real-time, on-line systems give management instant access to specific trading information at any time during the trading day, including:

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

The USA Patriot Act requires U.S. financial institutions, including banks, broker-dealers, futures commission merchants and investment companies, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. We actively monitor and update our anti-money laundering practices.

Item 4.       Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material new developments in our legal proceedings since the filing of our Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the “2003 10-K”) except as follows:

On March 29, 2004, we entered into a definitive agreement with the NYSE and the SEC to settle the NYSE and SEC investigations concerning NYSE specialist trading activity described in the 2003 10-K.  The settlement is in the form of administrative orders with findings based on a neither admit nor deny offer of settlement.  The findings, neither admitted nor denied, include violations of Section 11(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and rules promulgated thereunder concerning specialist trading, including the requirement that a specialist maintain a fair and orderly market, and violations of Section 15(b)(4)(E) of the Exchange Act, including failure to supervise with respect to certain transactions in which one or more employees allegedly violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.  Pursuant to the agreement, and without admitting or denying any wrongdoing, we paid on April 7, 2004 a total of $63.5 million in disgorgement and civil penalties for certain trades that occurred during the five-year period from 1999 through 2003.  This settlement resolved the NYSE and SEC investigations of NYSE specialist trading activity concerning us for all periods through 2003.  Of the total $63.5 million, $41.6 million represents disgorgement and $21.9 million represents civil penalties.  As the settlement was a subsequent event reportable for 2003 under accounting principles generally accepted in the United States of America, we recorded a $63.5 million pre-tax charge for 2003.  The four other largest NYSE specialist firms also settled investigations concerning their specialist trading activity during the 1999 through 2003 period.

On March 22, 2004, the Sofran, Semon, Haug, Labul, Murphy, Strain, Yopp, Ferris and Levin purported lawsuits described in the 2003 10-K were consolidated by the United States District Court for the Southern District of New York, and lead plaintiffs and lead plaintiffs’ counsel were appointed by the Court.

On March 11, 2004, a new action, Rosenbaum Partners, LP v. The New York Stock Exchange, Inc., et al., No. 04 CV 2038, was filed in the United States District Court for the Southern District of New York.  The Rosenbaum action asserts claims similar to the claims asserted in the Pirelli, Marcus, Empire and CalPERS lawsuits in the United States District Court for the Southern District of New York described in the 2003 10-K.  The Rosenbaum case has been brought by an individual plaintiff who does not allege to be representing a class.

We believe that the claims asserted against us in the lawsuits listed above, as described in the 2003 10-K, are without merit, and we deny all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements and could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

We have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of our and our subsidiaries’ business operations. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition or results of operations.

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

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

32.2

Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

(b)                                 Reports on Form 8-K.

(i)                         On January 23, 2004, we filed a Form 8-K, dated January 23, 2004, with respect to the announcement of our receipt of a “Well’s Notice” from the staff of the Securities and Exchange Commission.

(ii)                      On March 31, 2004, we filed a Form 8-K, dated March 30, 2004, with respect to the joint announcement by the NYSE and the SEC regarding the execution of a definitive agreement settling the NYSE and SEC investigations of LaBranche & Co. LLC’s NYSE specialist trading activity during the five-year period from 1999 to 2003.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2004	LaBranche & Co Inc.

	By:	/s/ Harvey S. Traison
	Name:	Harvey S. Traison
	Title:	Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.

32.2

Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.