Form 10-Q
period 2004-06-30
LABRANCHE & CO INC
filed 2004-08-09
CIK 1089044

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        The number of shares of the registrant's common stock outstanding as of August 9, 2004 was 59,822,872.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000's omitted except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$40,445	$60,103	$92,743	$111,906
Commissions	23,725	24,859	49,248	47,375
Net unrealized gain on non-marketable investments	24,683	3	24,348	292
Other	1,849	2,539	4,276	4,565

Total revenues	90,702	87,504	170,615	164,138

EXPENSES:
Employee compensation and related benefits	22,645	25,096	50,436	50,915
Interest	19,336	12,207	31,694	23,928
Exchange, clearing and brokerage fees	9,689	10,936	18,583	21,598
Lease of exchange memberships	3,954	6,186	8,097	12,655
Depreciation and amortization of intangibles	3,051	3,279	6,106	6,589
Exchange memberships impairment	18,327	—	18,327	—
Debt repurchase premium	49,028	—	49,028	—
Other	9,954	7,767	19,985	15,147

Total expenses	135,984	65,471	202,256	130,832

Income (loss) before minority interest and provision (benefit) for income taxes	(45,282)	22,033	(31,641)	33,306
MINORITY INTEREST	195	127	370	127

Income (loss) before provision (benefit) for income taxes	(45,477)	21,906	(32,011)	33,179
PROVISION (BENEFIT) FOR INCOME TAXES	(20,976)	10,316	(15,424)	16,062

Net income (loss)	(24,501)	11,590	(16,587)	17,117
Preferred dividends and discount accretion	1,056	942	2,112	2,109

Net income (loss) applicable to common stockholders	$(25,557)	$10,648	$(18,699)	$15,008

Weighted-average common shares outstanding:
Basic	59,822	59,525	59,814	59,510
Diluted	59,822	60,256	59,814	60,284
Earnings (loss) per share:
Basic	$(0.43)	$0.18	$(0.31)	$0.25
Diluted	$(0.43)	$0.18	$(0.31)	$0.25

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(000's omitted except per share data)

	As of
	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$451,420	$491,885
Cash and securities segregated under federal regulations	3,341	3,959
Securities purchased under agreements to resell	30,000	13,000
Receivable from brokers, dealers and clearing organizations	266,065	142,639
Receivable from customers	5,727	3,434
Securities owned, at market value:
Corporate equities	284,247	265,568
Options	105,365	73,694
Exchange-traded funds	373,515	102,626
U.S. Government obligations	249	—
Commissions receivable	4,721	4,613
Exchange memberships contributed for use, at market value	13,635	15,000
Exchange memberships owned, at adjusted cost (market value of $59,956 and $58,870, respectively)	59,332	77,319
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $9,848 and $8,931, respectively	4,043	4,659
Intangible assets, net of accumulated amortization:
Specialist stock lists	366,392	371,580
Trade name	25,011	25,011
Goodwill	289,593	289,593
Income taxes receivable	30,776	—
Other assets	77,950	75,022

Total assets	$2,391,382	$1,959,602

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers and dealers	$122,345	$45,172
Payable to customers	5,815	9,010
Securities sold, but not yet purchased, at market value:
Corporate equities	383,792	232,942
Options	89,303	67,079
Exchange-traded funds	279,230	115,140
U.S. Government obligations	6,704	—
Accrued compensation	29,168	42,833
Accounts payable and other accrued expenses	23,507	99,844
Income taxes payable	—	8,588
Deferred tax liabilities	172,873	172,846
Short term debt	8,855	101,971
Long term debt	481,529	255,606
Subordinated liabilities:
Exchange memberships contributed for use, at market value	13,635	15,000
Other subordinated indebtedness	17,285	20,285

Total liabilities	1,634,041	1,186,316

Minority interest	370	322

Commitments and contingencies
Preferred stock, Series A, $.01 par value, liquidation value of $1,000 per share; 10,000,000 shares authorized; -0- and 39,186 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	38,317
Preferred stock, Series B, $.01 par value, liquidation value of $1,000 per share; 10,000,000 shares authorized; 39,186 and -0- shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	38,665	—
Common stock, $.01 par value, 200,000,000 shares authorized; 59,822,872 and 59,791,036 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	598	598
Additional paid-in capital	685,031	682,816
Retained earnings	32,677	51,374
Unearned compensation	—	(141)

Total stockholders' equity	756,971	772,964

Total liabilities and stockholders' equity	$2,391,382	$1,959,602

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000's omitted)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,587)	$17,117
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	6,106	6,589
Amortization of debt issuance costs and bond discount	6,568	1,053
Net unrealized gain on non-marketable investments	(24,348)	(292)
Minority interest in consolidated subsidiary	370	127
Compensation expense related to stock-based compensation	2,357	1,801
Deferred tax provision	28,447	1,153
Exchange memberships impairment	18,327	—
Acceleration of preferred stock discount accretion	—	918
Tax benefit related to employee stock transactions	—	61
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	618	(4,934)
Securities purchased under agreements to resell	(17,000)	15,000
Receivable from brokers, dealers and clearing organizations	(123,426)	(78,034)
Receivable from customers	(2,293)	5,906
U. S. Government obligations	—	395,840
Securities owned, at market value:
Corporate equities	(18,679)	(115,254)
Options	(31,672)	1,894
Exchange-traded funds	(270,889)	(212,083)
U.S. Government obligations	(249)	—
Commissions receivable	(108)	(457)
Income taxes receivable	(30,776)	—
Other assets	(11,258)	1,869
Payable to brokers and dealers	77,173	16,250
Payable to customers	(3,195)	(7,949)
Securities sold, but not yet purchased, at market value:
Corporate equities	150,850	181,151
Options	22,224	(8,715)
Exchange-traded funds	164,090	136,880
U.S. Government obligations	6,704	—
Accrued compensation	(13,665)	(15,289)
Accounts payable and other accrued expenses	(78,099)	(1,030)
Income taxes payable	(8,588)	(2,041)

Net cash (used in) provided by operating activities	(166,998)	337,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(302)	(641)
Payments for exchange memberships	(340)	(13)

Net cash (used in) investing activities	(642)	(654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to minority interest holder	(322)	—
Proceeds from exercise of stock options	—	216
Payment of common stock dividends	—	(9,523)
Payment of preferred stock dividends	—	(2,745)
Payment for preferred stock buyback	—	(24,650)
Principal payments of subordinated debt	(3,000)	—
Proceeds from issuance of long term debt	460,000	—
Repayment of short term and long term debt	(329,503)	—

Net cash provided by (used in) financing activities	127,175	(36,702)

(Decrease) increase in cash and cash equivalents	(40,465)	300,175

CASH AND CASH EQUIVALENTS, beginning of period	491,885	77,033

CASH AND CASH EQUIVALENTS, end of period	$451,420	$377,208

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest	$29,399	$21,555
Income taxes	$39	$16,193
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	$2,357	$2,016

The accompanying notes are an integral part of these condensed consolidated statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     ORGANIZATION AND DESCRIPTION OF BUSINESS

        The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the "Holding Company"), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company ("LaBranche & Co. LLC"), LaBranche Financial Services, Inc., a New York corporation ("LFSI"), LaBranche Structured Products, LLC, a New York limited liability company ("LSP"), LaBranche Structured Products Specialists, LLC, a New York limited liability company ("LSPS"), LABDR Services, Inc., a Delaware corporation ("LABDR"), and LaBranche & Co. B.V., a Netherlands private limited liability company ("BV" and collectively with the Holding Company, LaBranche & Co. LLC, LFSI, LSP, LSPS and LABDR, the "Company"). The Holding Company is the sole member of LaBranche & Co. LLC, LSP and LSPS, the 100% stockholder of LFSI and LABDR, and the sole owner of BV. LaBranche & Co. LLC is a registered broker-dealer and operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (the "NYSE") and in equity securities on the American Stock Exchange (the "AMEX"). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer and operates as a specialist in options, Exchange-Traded Funds ("ETFs") and futures on the AMEX, the New York Board of Trade ("NYBOT") and the Philadelphia Stock Exchange ("PHLX") and as a market-marker in options, ETFs and futures on several exchanges. LSPS began operations on July 2, 2004 as a specialist in ETFs traded on the NYSE. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC's European listed companies.

2.     INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

        The unaudited interim condensed consolidated financial information as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. Certain prior period amounts have been reclassified to conform to the current period presentation. This unaudited interim condensed consolidated financial information as of June 30, 2004 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2003 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K") filed with the Securities and Exchange Commission ("SEC") on March 15, 2004. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.     DEBT EXTINGUISHMENT AND REFINANCING

        On April 5, 2004, the Company offered to repurchase for cash all of its outstanding $100.0 million aggregate principal amount of 9.5% senior notes due 2004 (the "2004 Notes") and $250.0 million aggregate principal amount of 12.0% senior subordinated notes due 2007 (the "2007 Notes" and, together with the 2004 Notes, the "Old Notes") in connection with a refinancing of its indebtedness. In conjunction with the offer, the Company also solicited consents of the registered holders of the Old Notes to eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the indentures governing the Old Notes. The Company received the requisite number of consents to these changes in the indentures governing the Old Notes by the applicable expiration date, April 19, 2004. On May 18, 2004, the offer was completed, and the Company purchased and extinguished approximately $93.1 million aggregate principal amount of the 2004 Notes and $236.4 million aggregate principal amount of the 2007 Notes. The aggregate purchase price paid by the Company for the Old Notes was approximately $386.9 million, which included the purchase price, the premium and consent payments of approximately $49.0 million, and accrued but unpaid interest on the Old Notes up to, but not including, the settlement date. Upon completion of the offer, the indentures governing the remaining outstanding Old Notes were stripped of substantially all restrictive covenants, certain events of default and other related provisions.

        In order to fund the repurchase of the Old Notes, the Company offered and sold $460.0 million in aggregate principal amount of new senior notes (collectively, the "New Notes") to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States pursuant to Regulation S under the Securities Act. The New Notes consist of 9.5% senior notes due 2009 in the aggregate principal amount of $200.0 million (the "2009 Senior Notes") and 11.0% senior notes due 2012 in the aggregate principal amount of $260.0 million (the "2012 Senior Notes"). The indenture governing the New Notes contains provisions substantially similar to those of the indenture that governed the Old Notes prior to their amendment. For a more complete description of the restrictive covenants in the indenture governing the New Notes, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

4.     EXCHANGE MEMBERSHIPS

        In June 2004, the Company recognized a pre-tax other-than-temporary impairment charge of approximately $18.3 million to reflect a reduction in the carrying value of its NYSE memberships based on management's estimate of their fair value at June 30, 2004. As part of its assessment of the other-than-temporary impairment of these assets, management of the Company considered and evaluated various financial and economic factors directly affecting both the equity securities market as a whole and the specialist industry in particular, including recent sales of NYSE memberships, historical trends of sales and lease prices of NYSE memberships, the current condition of the NYSE market structure and legal and regulatory developments affecting the NYSE market structure.

        Of the total $18.3 million other-than-temporary impairment charge of exchange memberships, approximately $16.3 million was attributed to the Company's Specialist reporting unit and approximately $2.0 million was attributed to the Company's Execution and Clearing reporting unit.

5.     NON-MARKETABLE SECURITIES

        For the quarter ended June 30, 2004, the Company recognized a pre-tax unrealized gain of approximately $24.6 million to reflect an increase in the carrying value of its principal non-marketable investment. The adjustment to the fair value of this investment, which reflects a 20% discount relating to escrowed funds, was based on the purchase price contracted by a major financial institution for all of the investee's outstanding common stock and common stock equivalents. Non-marketable securities are included in Other Assets on the accompanying condensed consolidated statements of financial condition as of June 30, 2004 and 2003.

6.     INCOME TAXES

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to unrealized gains and losses on non-marketable investments, stock-based compensation, other compensation accruals, amortization periods of certain intangibles and differences between the financial statement and tax bases of assets acquired.

        The components of the provision (benefit) for income taxes reflected on the condensed consolidated statements of operations are set forth below (000's omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Current federal, state and local taxes	$(42,745)	$10,813	$(43,871)	$14,909
Deferred tax provision (benefit)	21,769	(497)	28,447	1,153

Total provision (benefit) for income taxes	$(20,976)	$10,316	$(15,424)	$16,062

7.     CAPITAL AND NET LIQUID ASSET REQUIREMENTS

        LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

        As of June 30, 2004 and December 31, 2003, LaBranche & Co. LLC's net capital, as defined under SEC Rule 15c3-1, was $455.5 million and $408.7 million, respectively, which exceeded the minimum requirements by $453.7 million and $403.1 million, respectively. LaBranche & Co. LLC's aggregate indebtedness to net capital ratio on those dates was .06 to 1 and .21 to 1, respectively.

        The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement.

        As of June 30, 2004 and December 31, 2003, the Company's specialist subsidiary, LaBranche & Co. LLC's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $455.2 million and $473.0 million, respectively.

        The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of June 30, 2004, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

        As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2% of aggregate debit items, as defined. As of June 30, 2004 and December 31, 2003, LFSI's net capital, as defined, was $10.1 million and $14.4 million, respectively, which exceeded minimum requirements by $8.6 million and $12.9 million, respectively.

        As a clearing broker-dealer, LFSI has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB Calculation"), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents' net capital calculation. At June 30, 2004 and December 31, 2003, the reserve requirement was approximately $2.1 million and $2.2 million, respectively. LFSI had cash and securities on deposit in a Special Reserve Bank Account of $3.5 million as of July 2, 2004 and $3.7 million as of January 5, 2004 to comply with its respective period-end requirements.

        As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2004 and December 31, 2003, LSP's net capital, as defined, was $21.9 million and $32.8 million, respectively, which exceeded minimum requirements by $21.6 million and $32.6 million, respectively.

8.     EARNINGS (LOSS) PER SHARE

        Earnings (loss) per share are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to dilutive potential common shares for periods in which there is net income available to common shareholders.

        The computations of basic and diluted earnings (loss) per share are set forth below (000's omitted, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(24,501)	$11,590	$(16,587)	$17,117
Less: preferred dividends and discount accretion	1,056	942	2,112	2,109

Numerator for basic and diluted earnings (loss) per share—net income (loss) applicable to common stockholders	(25,557)	10,648	(18,699)	15,008
Denominator for basic earnings (loss) per share—weighted-average number of common shares outstanding	59,822	59,525	59,814	59,510
Dilutive shares:
Stock options	—	432	—	475
Restricted stock units	—	299	—	299

Denominator for diluted earnings (loss) per share—weighted-average number of common shares outstanding	59,822	60,256	59,814	60,284
Basic earnings (loss) per share	$(0.43)	$0.18	$(0.31)	$0.25
Diluted earnings (loss) per share	$(0.43)	$0.18	$(0.31)	$0.25

        The exercise prices for options to purchase an aggregate of 2,724,223 and 1,807,500 shares of common stock exceeded the average market price of the Company's common stock for the three and six months ended June 30, 2004 and 2003, respectively. In addition, potential common shares relating to restricted stock and restricted stock units for the three months ended June 30, 2004 and 2003 totaled 566,164 and 248,170 shares, respectively, and for the six months ended June 30, 2004 and 2003 totaled 548,618 and 247,810 shares, respectively. Accordingly, the calculation of diluted earnings per share does not include the antidilutive effect of these stock-based awards for the three and six months ended June 30, 2004 and 2003.

9.     EMPLOYEE INCENTIVE PLANS

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides two additional methods, the modified prospective and the retroactive restatement methods, for an entity that voluntarily changes to the fair-value based method of accounting for stock-based employee compensation, in addition to the prospective method required by SFAS No. 123, "Accounting for Stock-Based Compensation." Prior to January 1, 2003, the Company elected to account for stock based employee compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25 as permitted by SFAS No. 123. In accordance with APB No. 25, compensation expense was not recognized for stock options that had no intrinsic value on the date of grant. In addition, compensation expense was not recognized for those options issued in connection with the Company's acquisition of ROBB PECK McCOOEY Financial Services, Inc. ("RPM") in March 2001 and treated as part of the purchase price of RPM in accordance with the rules of purchase accounting. On January 1, 2003, the Company adopted the prospective method provided by SFAS No. 148 to account for stock-based employee compensation. Accordingly, the Company expenses the fair value, as of the date of grant, of stock options issued to employees on or after January 1, 2003 over the related service periods. The Company has not issued any stock options since January 1, 2003.

        If the Company had recognized compensation expense for options granted prior to January 1, 2003 under the fair-value based method of SFAS No. 123, net income (loss) applicable to common stockholders and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(000's omitted, except per share data)
Net income (loss) applicable to common stockholders, as reported	$(25,557)	$10,648	$(18,698)	$15,008
Add: Stock-based compensation expense included in reported net income (loss) (net of tax effect)	532	510	1,164	928
Less: Stock-based compensation expense under SFAS 123 (net of tax effect)	(1,891)	(2,303)	(4,032)	(4,514)

Pro forma net income (loss) applicable to common stockholders	$(26,916)	$8,855	$(21,566)	$11,422
Diluted earnings (loss) per share, as reported	$(0.43)	$0.18	$(0.31)	$0.25
Diluted earnings (loss) per share pro forma	$(0.45)	$0.15	$(0.36)	$0.19

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

        The Company's Specialist segment operates as a specialist in equities, rights and ETFs listed on the NYSE, as a specialist in equities, options, ETFs and futures on the AMEX, NYBOT and the PHLX and as a market-maker in options, ETFs and futures on several exchanges. This segment also provides support services for the Company's specialist activities. The Specialist segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LABDR and BV.

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

        Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Certain administrative expenses, corporate overhead expenses and other sources of revenue are not specifically allocated by management when reviewing the Company's segments'

performance, and appear in the Other section. Selected financial information for each segment is set forth below (000's omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Specialist Segment:
Revenues	$54,429	$74,598	$120,773	$139,373
Operating expenses	30,832	33,394	65,213	66,704
Exchange memberships impairment	16,300	—	16,300	—
Depreciation and amortization expense	2,909	2,920	5,812	5,879

Income before minority interest and taxes	4,388	38,284	33,448	66,790

Segment goodwill	289,593	466,485	289,593	466,485
Segment assets	2,140,348	2,012,461	2,140,348	2,012,461
Execution and Clearing Segment:
Revenues	$11,571	$12,907	$24,811	$24,401
Operating expenses	13,295	15,307	27,426	29,888
Exchange memberships impairment	2,027	—	2,027	—
Depreciation and amortization expense	117	343	244	689

Loss before minority interest and taxes	(3,868)	(2,743)	(4,886)	(6,176)

Segment goodwill	—	4,052	—	4,052
Segment assets	53,241	76,474	53,241	76,474
Other (1):
Revenues	$24,702	$(1)	$25,031	$364
Operating expenses	21,451	13,491	36,157	27,651
Debt repurchase premium	49,028	—	49,028	—
Depreciation and amortization expense	25	16	49	21

Loss before minority interest and taxes	(45,802)	(13,508)	(60,203)	(27,308)

Segment assets	197,793	99,667	197,793	99,667
Total:
Revenues	$90,702	$87,504	$170,615	$164,138
Operating expenses	65,578	62,192	128,796	124,243
Exchange memberships impairment	18,327	—	18,327	—
Debt repurchase premium	49,028	—	49,028	—
Depreciation and amortization expense	3,051	3,279	6,105	6,589

Income (loss) before minority interest and taxes	(45,282)	22,033	(31,641)	33,306

Goodwill	289,593	—	289,593	—

Assets	$2,391,382	$2,188,602	$2,391,382	$2,188,602

(1)
Other is comprised primarily of the interest on the Holding Company's indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily income and unrealized gains from non-marketable investments and interest income), and elimination entries.

11.   COMMITMENTS AND CONTINGENCIES

        There have been no material new developments in the Company's legal proceedings since the filing of the Company's Form 10-Q for the quarter ended March 31, 2004, filed May 10, 2004 (the "First Quarter 10-Q"), which updated the legal proceedings disclosed in the 2003 10-K, except as follows:

        On May 17, 2004, the Posner lawsuit described in the 2003 10-K was transferred to the United States District Court for the Southern District of New York (No. 04 Civ. 3966).

        On May 27, 2004, the Pirelli, Marcus, Empire, CalPERS and Rosenbaum lawsuits disclosed in the First Quarter 10-Q and the 2003 10-K were consolidated by the United States District Court for the Southern District of New York, under the caption In re NYSE Specialists Securities Litigation, and lead plaintiffs and lead plaintiff's counsel were appointed by the court.

        On June 7, 2004, the plaintiffs in In re LaBranche Sec. Litig (which consolidated the Sofran, Semon, Haug, Labul, Murphy, Strain, Yopp, Ferris and Levin lawsuits described in the First Quarter 10-Q and the 2003 10-K) filed an amended consolidated complaint. On July 12, 2004, the plaintiffs filed a corrected consolidated complaint.

        On April 1, 2004, the court in the Northern District of Illinois lawsuit described in the 2003 10-K (Last Atlantis Capital LLC v. Chicago Board of Options Exchange, Inc., et al., Civ. No. 04 C 0397) set February 14, 2005 as a trial date.

        The Company believes that the claims asserted against it in the lawsuits listed above, as described in the 2003 10-K, the First Quarter 10-Q and above, are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements and could require substantial payments by the Company that could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

        The Company has been the target, from time to time, of other various claims and lawsuits incidental to the ordinary course of its and its subsidiaries' business operations. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

12.   SUBSEQUENT EVENTS

        On June 14, 2004, the Company commenced an offer to purchase any and all of the approximately 39,186 outstanding shares of its Series B preferred stock. On July 12, 2004, the offer expired with 100% of the outstanding shares of Series B preferred stock having been tendered. On July 13, 2004, the Company purchased all of the tendered shares at a price of $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase for approximately $42.6 million and all outstanding shares of the Company's Series B preferred stock were retired. As a result of the purchase, the Company recorded an expense in the third quarter of 2004 of approximately $0.5 million due to the acceleration of the discount accretion on the shares that were purchased.

        Of the approximately 39,186 then-outstanding shares of the Company's Series B preferred stock, approximately 9,760 shares had been held in escrow in order to secure the indemnification obligations of the former stockholders of RPM in connection with the Company's acquisition of RPM in March 2001. In connection with the completion of the offer to purchase all outstanding shares of the Company's Series B preferred stock, this escrow arrangement was terminated in order to facilitate the Company's objective of repurchasing and retiring all of its shares of Series B preferred stock without forfeiting any material right to indemnification under the merger agreement governing its acquisition of RPM.

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

Executive Overview

        While total revenues for the first half of 2004 increased to $170.6 million from $164.1 million for the comparable 2003 period, this increase was primarily the result of a $24.6 million increase in carrying value of our investment in Lava Trading, Inc. ("Lava") due to the recent agreement of a major financial institution to acquire Lava, and the continued growth and development of our LSP subsidiary, which recorded revenues of $16.6 million for the first half of 2004 compared to $7.8 million for the comparable 2003 period. Our NYSE principal trading revenues, however, decreased as a result of the trends in certain of our important revenue drivers, such as lower trading volume and lower market volatility.

        During the first quarter of 2004, we saw evidence of a possible trend of higher equity trading activity on the NYSE. The average daily share volume traded on the NYSE and the share and dollar volume of our specialist stocks were greater in the first quarter of 2004 than during any single quarter of 2003. However, in the second quarter of 2004, average daily share volume traded on the NYSE declined, thus giving our specialists fewer opportunities to commit our capital for principal trades. In addition, throughout the first half of 2004, a significant decline in market volatility, as compared to that of prior years, negatively affected our equity specialist revenue generation. Factors such as increased program trading also adversely affected our ability to trade as principal and reduced our opportunity to potentially profit from principal trades.

        We cannot predict whether the current trends in our revenue drivers will continue, and we cannot predict the effect of these revenue drivers on our NYSE specialist trading in future periods. The impact of each driver on our quarterly operating results may vary significantly, with positive and negative trends offsetting each other. If trends in NYSE share volume, market volatility and our shares traded as principal deteriorate further, such trends may negatively affect our results of operations. SEC and NYSE proposed changes to the NYSE market structure may also have a significant effect on our future operating results. In its most recent proposal on August 2, 2004, the NYSE is seeking to expand its Direct+® system to eliminate the current limits on the size, timing and types of orders that currently are made electronically through Direct+®. We cannot predict whether or how any proposed NYSE and SEC changes to the NYSE marketplace structure, if implemented, will affect our ability to generate revenue in the future. There has been considerable discussion and numerous comments on the proposed regulatory changes, but the extent, nature and timing of these changes are currently unknown.

        On March 29, 2004, we entered into an agreement with the NYSE and the SEC to settle their investigations concerning our NYSE specialist trading activity. On April 7, 2004, under the terms of the settlement, we paid an aggregate of $63.5 million. This settlement resolved the NYSE and the SEC investigations of our NYSE specialist trading activity for all periods through 2003. As part of the settlement with the NYSE and the SEC, we have agreed to and will comply with the following undertakings:

  •
  implementation of systems and procedures to ensure appropriate follow up and review with regard to information provided to LaBranche & Co. LLC on a daily basis by the NYSE with regard to specialists' override of the Principal Inhibitor function, which identifies specialist principal trades that may have been effected while an executable agency order was reflected in the order book on the same side of the market;

  •
  creation of a committee, including LaBranche & Co. LLC's chief compliance officer and at least two members of senior management, specifically charged with meeting periodically (no less frequently than monthly) to evaluate specialist rule compliance;

  •
  development and/or enhancement of systems and procedures to track and maintain records identifying the individuals acting as specialist and clerk for each security at all times throughout each trading day;

  •
  annual certification, through LaBranche & Co. LLC's chief executive officer, that a review has been conducted by the chief compliance officer of trading in LaBranche & Co. LLC's principal account for the purpose of detecting interpositioning, trading ahead and unexecuted limit order violations;

  •
  bi-annual assessment of, and reports on, the adequacy of the resources devoted to LaBranche & Co. LLC's compliance function, and devotion of adequate funds and staffing to the compliance department; and

  •
  retention of an independent consultant to review and evaluate LaBranche & Co. LLC's compliance systems, policies and procedures reasonably designed to ensure that LaBranche & Co. LLC is in compliance with federal securities laws and NYSE rules with regard to specialist trading.

        We do not expect these changes or enhancements to adversely affect our net gain on principal transactions, but instead should serve to enhance our risk management activities related to our specialist trading activity.

        In terms of liquidity, the closing, on May 18, 2004, of our offering of $460.0 million aggregate principal amount of 9.5% senior notes due 2009 (the "2009 Senior Notes") and 11.0% senior notes due 2012 (the "2012 Senior Notes"), as part of a refinancing of our indebtedness, has enabled us to extend the maturity of a substantial portion of our short term debt and the majority of our long term debt. The consummation of the offering also has enabled us to repurchase and retire all the outstanding shares of our Series B preferred stock and eliminate our obligation to pay non-tax deductible preferred stock dividends.

New Accounting Developments

        In December 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46(R) requires a company to consolidate a variable interest entity ("VIE") if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns, or both, of the entity. FIN 46(R) is effective no later than the end of the first reporting period that ends after March 15, 2004. As of June 30, 2004 we have determined that none our investments would be considered a VIE under the guidance provided in FIN 46(R), and therefore, the implementation of FIN 46(R) had no impact on our consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instrument with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the interim period beginning after June 15, 2003. Since May 31, 2003, we have not entered into or modified any financial instruments with characteristics of both liabilities and equity as defined under SFAS No. 150. Additionally, we have no mandatorily redeemable stock. The implementation of SFAS No. 150 has had no impact on the accompanying condensed consolidated financial statements.

Critical Accounting Estimates

  Goodwill

        We determine the fair value of each of our reporting units and the fair value of each reporting unit's goodwill under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." In determining fair value, we use standard analytical approaches to business enterprise valuation ("BEV"), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders' equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company's future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the average public market price of our common stock during the fourth quarter of 2003 in estimating the fair value of our reporting units. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, depreciation and amortization, income taxes, returns on working capital and other assets and capital expenditures, among others. We also assumed a certain discount rate and terminal growth rates in our calculations. For our 2003 goodwill impairment test, we engaged an independent business valuation firm to assist us in our BEV analyses. In our 2003 SFAS No. 142 test, we compared the fair values of our reportable units and the fair values of our reporting units' goodwill—based on the methods described above—to their respective carrying values in two separate steps under SFAS No. 142 guidelines to arrive at the $170.3 million impairment charge we recognized during the 2003 fiscal fourth quarter. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value.

        The Company reviews the reasonableness of the carrying amount of its goodwill on an annual calendar basis unless a "trigger event" or change in circumstances would require an interim reassessment of impairment. For the three-month period ended June 30, 2004, no such events or change in circumstances occurred that would necessitate goodwill impairment testing. However, we can provide no assurance that any future goodwill impairment testing will not result in goodwill impairment charges for the year ending December 31, 2004 or beyond.

  Non-Marketable Securities

        The use of fair value to measure certain non-marketable investments is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies, limited liability company interests and limited partnership interests, which do not have readily available price quotations. Our principal non-marketable investment, by its nature, has little or no price transparency. Certain investments in non-marketable securities are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. In the absence of such transactions, we apply a discount factor to the carrying value of the investment, if we conclude that the expected realizable value of the investment is less than its carrying value. In arriving at these conclusions, we consider factors such as the financial performance of the entity, its cash flow forecasts, expected timing of a possible initial public offering, trends within that company's industry and any specific rights associated with our investment, such as conversion features. For the quarter ended June 30, 2004, we recognized a pre-tax unrealized gain of approximately $24.6 million to reflect an increase in the carrying value, less related escrow funds, of our principal non-marketable investment in Lava as an approximation of its fair value at June 30, 2004. The appreciation in fair value of this non-marketable investment was based on the purchase price contracted by a major financial institution for all of the Lava's outstanding common stock and common stock equivalents.

        Given management's judgment involved in valuing certain of our non-marketable securities, it is possible, as of a given point in time, that a third-party could reach a different conclusion of fair value utilizing the same variables as we have in our analysis.

  Other-Than-Temporary Impairment of Exchange Memberships

        The determination of the fair value of our exchange memberships is a critical accounting estimate. Exchange memberships owned by us are originally carried at cost, pursuant to the American Institute of Certified Public Accountants' ("AICPA"), Audit and Accounting Guide—Brokers and Dealers in Securities. Adjustments to carrying value are made if we deem that an "other-than-temporary" decline in value, as defined in Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, has occurred. In determining whether the value of the exchange memberships we own is impaired (i.e., fair market value is below cost) and whether such impairment is temporary or other-than-temporary, we consider many factors, including, but not limited to, information regarding recent sale and lease prices of exchange memberships, historical trends of sale and lease prices of memberships on a particular exchange and their duration, the current condition of the particular exchange's market structure, legal and regulatory developments affecting the particular exchange's market structure and earnings capability, trends in new listings on the particular exchange, general global and national economic factors and our knowledge and judgment of the specialist industry and the securities market as a whole.

        As a result of our analysis of the above-mentioned factors for the quarter ended June 30, 2004, together with those that prevailed during 2003, management adjusted the carrying value (or cost basis) of our LaBranche & Co. LLC and LaBranche Financial Services, Inc. subsidiaries' NYSE memberships to reflect an $18.3 million other-than-temporary pre-tax impairment charge for the quarter ended June 30, 2004.

        Our analysis of sales prices of NYSE memberships from March 2003 through June 2004 indicates that the sales prices of NYSE memberships have trended downward. In addition, the prices of NYSE memberships sold during July 2004 were lower than the average sales price of these memberships for the three-month, six-month, nine-month and twelve-month periods ended June 30, 2004 and December 31, 2003, respectively. In contrast to historic periods, the lease prices of NYSE memberships over the past twelve months also have decreased in line with recent sales prices of NYSE memberships. This trend in NYSE seat lease prices also appears to evidence a decline in the current value of our NYSE memberships that is other-than-temporary as of June 30, 2004.

        We still consider our NYSE memberships core operating assets, as they provide us with a competitive advantage through direct access to the NYSE trading floor. However, all principal indicators we evaluated during our 2004 second quarter assessment of NYSE membership values appear to indicate that the marketplace has shifted its position on the perceived value of the future economic benefits of ownership of an NYSE membership.

        Our conclusions at June 30, 2004 are the result of weighing all current factors as described in the preceding paragraphs against those same factors in prior quarterly reporting periods, and reflect our view of the potential impact of the cumulative effect of these trends on the current value of NYSE memberships at June 30, 2004. We can provide no assurance that the consistent application of this accounting policy to future reporting periods will not result in further adjustments to the carrying value of our NYSE memberships.

Completed Preferred Stock Exchange Offer

        On January 21, 2004, we issued one share of our Series B preferred stock in exchange for each of the approximately 39,186 shares of our then-issued and outstanding Series A preferred stock pursuant to an exchange offer commenced on December 6, 2003. Each share of Series B preferred stock had a liquidation preference of $1,000 per share and generally accrued cumulative preferred dividends at an annual rate of 8.0% of its liquidation preference until March 15, 2005, 10.0% until March 15, 2006 and 10.8% thereafter, payable on the first day of January and the first day of July of each year. Under the terms of the Series B preferred stock, because we did not pay the January 1, 2004 dividend with respect to the then-outstanding Series A preferred stock, and did not pay the dividend on July 1, 2004 with respect to the Series B preferred stock, the dividends with respect to the Series B preferred stock had been accruing at an annual rate of 9.0%. The increase in the annual dividend rate from 8.0% to 9.0% with respect to the Series B preferred stock resulted in an additional charge of approximately $0.1 million per quarter.

Completed Refinancing of Our Indebtedness

        On April 5, 2004, we offered to purchase for cash all our outstanding $100.0 million aggregate principal amount 9.5% senior notes due 2004 (the "2004 Notes") and $250.0 million aggregate principal amount 12.0% senior subordinated notes due 2007 (the "2007 Notes and, together with the 2004 Notes, the "Old Notes") in connection with a refinancing of this indebtedness. In conjunction with the offer, we also solicited consents of the registered holders of the Old Notes to eliminate substantially all of the restrictive covenants, certain events of default and related provisions contained in the indentures governing the Old Notes. We received the requisite number of consents to these changes in the indentures governing the Old Notes by the applicable expiration date, April 19, 2004. On May 18, 2004, the offer was completed, and we purchased approximately $93.1 million aggregate principal amount of the 2004 Notes and $236.4 million aggregate principal amount of the 2007 Notes. The aggregate purchase price we paid for the Old Notes and the related consent payments was approximately $386.9 million, which included the purchase price, the premium and consent payments of approximately $49.0 million, and accrued but unpaid interest up to, but not including, the settlement date. Upon completion of the offer, the indentures governing the remaining outstanding Old Notes also were stripped of substantially all their restrictive covenants, certain events of default and other related provisions.

        In order to fund the repurchase of the Old Notes, we issued $460.0 million aggregate principal amount of 2009 Senior Notes and 2012 Senior Notes to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended, and outside the United States pursuant to Regulation S under the Securities Act. The indenture governing the 2009 Senior Notes and 2012 Senior Notes contains provisions substantially similar to the indentures that governed the Old Notes prior to their amendment. For a more complete description of the restrictive covenants in the indenture governing the 2009 Senior Notes and 2012 Senior Notes, please see "—Liquidity and Capital Resources." In connection with our purchase of the Old Notes and our payment for consents delivered on or prior to April 19, 2004, we recorded a charge of approximately $55.9 million in the second quarter of 2004 for premium and consent payments, accelerated debt issuance cost amortization and discount accretion and related fees. In connection with the issuance of the 2009 Senior Notes and 2012 Senior Notes, we capitalized certain costs in the aggregate amount of approximately $12.7 million, and are amortizing these costs over the life of these notes.

Repurchase of Series B Preferred Stock

        On June 14, 2004, we commenced an offer to purchase any and all of the approximately 39,186 outstanding shares of our Series B preferred stock. On July 12, 2004, the offer expired, with 100% of the outstanding shares of our Series B preferred stock having been tendered. On July 13, 2004, we purchased all of the tendered shares at a price of $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase, for approximately $42.6 million, and all outstanding shares of our Series B preferred stock were retired. As a result of the purchase, we recorded an expense in the third quarter of 2004 of approximately $0.5 million due to the acceleration of the discount accretion on the shares that were purchased.

        Of the approximately 39,186 then-outstanding shares of Series B preferred stock, approximately 9,760 shares had been held in escrow in order to secure the indemnification obligations of the former stockholders of ROBB PECK McCOOEY Financial Services, Inc. ("RPM") in connection with our acquisition of RPM in March 2001. In connection with the completion of the offer to purchase all outstanding shares of our Series B preferred stock, this escrow arrangement was terminated in order to facilitate our objective of repurchasing and retiring all shares of our Series B preferred stock without forfeiting any material right to indemnification under the merger agreement governing our acquisition of RPM.

Results of Operations

Specialist Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
					Three Months 2004 vs 2003 Percentage Change	Six Months 2004 vs 2003 Percentage Change
	2004	2003	2004	2003
	(000's omitted)
Revenues:
Net gain on principal transactions	$40,445	$60,103	$92,743	$111,906	(32.7)%	(17.1)%
Commissions	12,311	12,358	24,818	23,631	(0.4)	5.0
Other	1,673	2,137	3,212	3,836	(21.7)	(16.3)

Total segment revenues	54,429	74,598	120,773	139,373	(27.0)	(13.3)
Exchange memberships impairment	16,300	—	16,300	—	—	—
Operating expenses	33,741	36,314	71,025	72,583	(7.1)	(2.1)

Income before minority interest and taxes	$4,388	$38,284	$33,448	$66,790	(88.5)	(49.9)

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

        When assessing the performance and financial results of a specific period, management examines certain metrics to determine their impact on financial results. Some of the key metrics that management reviews and their values for the three and six month periods ended June 30, 2004 and 2003 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
					Three Months 2004 vs 2003 Percentage Change	Six Months 2004 vs 2003 Percentage Change
	2004	2003	2004	2003
	(000's omitted)
NYSE average daily share volume (in millions)	1,461.2	1,475.9	1,500.2	1,448.1	(1.0)%	3.6%
LAB share volume on the NYSE (in billions)	23.3	25.0	49.2	48.2	(6.8)	2.1
LAB dollar value on the NYSE (in billions)	$696.2	$643.8	$1,439.6	$1,210.4	8.1	18.9
Share volume of principal shares traded (in billions)	5.3	7.4	11.8	15.0	(28.4)	(21.3)
Dollar value of principal shares traded (in billions)	$168.3	$187.9	$364.3	$379.7	(10.4)	(4.1)
Average closing price of the CBOE Volatility Index	16.2	24.0	16.5	29.0	(32.5)	(43.1)
Program trading as an approximate percentage of NYSE average daily share volume (1)	52.2%	38.9%	47.3%	38.2%	—	—

(1)
The program trading percentage is determined using the average of weekly percentages throughout the appropriate time periods. Due to the weekly nature of our source data, the values indicated do not exactly coincide with our three-month and six-month reporting periods.

        Generally, an increase in the average daily share volume on the NYSE, an increase in volatility (as measured by the average closing price of the Chicago Board of Options Exchange's Volatility Index®, or the "VIX") or an increase in the dollar value and share volume of stocks in which specialists trade in enables the specialist to increase its level of principal participation and thus its ability to realize net gain on principal transactions. While we monitor these metrics each period, they are not the sole indicators or factors in any given period that determine our level of revenues, profitability or overall performance. Other factors, such as extreme price movements, unanticipated listed company news and events and other uncertainties may influence our financial performance either positively or negatively.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        The decrease in net gain on principal transactions during the second quarter of 2004 is primarily the result of the decline in specialist revenues at our LaBranche & Co. LLC subsidiary to $32.1 million for the three months ended June 30, 2004 from $54.9 million for the same period in 2003. This decrease in revenues can be attributed primarily to the decrease in share volume for stocks in which we are the specialist and the significant decline in the volatility in the market, as measured by the average closing price of the VIX, both of which reduced our opportunity to trade profitably as principal. The specialists' reduced level of participation can be seen in the significant decline in principal shares traded, which has led to the decrease in LaBranche & Co. LLC's equity specialist revenues. Another factor that we believe is affecting our NYSE equity specialist's principal trading revenues is the continuing rise in program trading. Program trading involves reducing large share orders into many smaller orders, resulting in the orders being matched electronically, reducing the opportunity for specialists to participate. Net gain on principal transactions related to our LSP subsidiary increased to $8.4 million for the second quarter of 2004 as compared to $5.2 million for the same period in 2003. LSP's revenue growth is a result of the increase in the number of derivatives traders, the number of different products that LSP trades, the volume of trading and the expansion of LSP's trading activities to additional exchanges.

        For a discussion of operating expenses, see "Our Operating Expenses" below.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        The decrease in net gain on principal transactions during the first six months of 2004 can be attributed primarily to the decline in specialist revenues at our LaBranche & Co. LLC subsidiary to $77.4 million for the first six months ended June 30, 2004 from $105.0 million for the same period in 2003. This decrease in revenues can be attributed to the decrease in principal shares traded, which occurred despite an increase in share volume traded of LaBranche & Co. LLC's specialist stocks and the NYSE average daily share volume. This decrease in share volume of principal shares traded indicates the specialists' reduced level of participation, which reduces our opportunity to profit. The significant decline in the volatility in the market, as measured by the average closing price of the VIX, also reduced our opportunity to trade profitably as principal. Another factor that we believe is affecting our NYSE equity specialist's principal trading revenues is the continuing rise in program trading. Program trading involves reducing large share orders into many smaller orders, resulting in the orders being matched electronically, reducing the opportunity for specialists to participate. Program trading accounted for approximately 47.3% of NYSE daily share volume during the first six months of 2004 as compared to approximately 38.2% for the same period in 2003. Net gain on principal transactions related to our LSP subsidiary increased to $15.4 million for the six months ended June 30, 2004 as compared to $7.0 million for the same period in 2003. LSP's revenue growth is a result of the increase in the number of derivatives traders, the number of different products that LSP trades, the volume of trading and the expansion of LSP's trading activities to additional exchanges.

Execution and Clearing Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
					Three Months 2004 vs 2003 Percentage Change	Six Months 2004 vs 2003 Percentage Change
	2004	2003	2004	2003
	(000's omitted)
Revenues:
Commissions	$11,413	$12,501	$24,429	$23,744	(8.7)%	2.9%
Other	158	406	382	657	(61.1)	(41.9)

Total segment revenues	11,571	12,907	24,811	24,401	(10.4)	1.7
Exchange memberships impairment	2,027	—	2,027	—	—	—
Operating expenses	13,412	15,650	27,670	30,577	(14.3)	(9.5)

Loss before minority interest and taxes	$(3,868)	$(2,743)	$(4,886)	$(6,176)	(41.0)	20.9

        Our Execution and Clearing segment's commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage services.

        Our Execution and Clearing segment's other revenues consist of interest income, and proprietary trading gains or losses and fees charged to customers for the use of our proprietary front-end order execution system (for the 2003 periods only).

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        Commissions revenue from our Execution and Clearing segment decreased as a result of lower direct access order flow, which, in turn, was due to a reduction in the number of direct-access floor brokers. Our commissions for acting as a clearing agent also decreased as a result of a decrease in volumes.

        For a discussion of operating expenses, see "Our Operating Expenses" below.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        Commissions revenue from our Execution and Clearing segment increased due to the growth of our institutional execution group's revenues as a result of general growth and expansion of its customer base. This increase was partially offset by a decline in our direct-access order flow, which was due to a reduction in the number of direct-access floor brokers. Our commissions for acting as a clearing agent also decreased as a result of a decrease in volumes.

Other Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
					Three Months 2004 vs 2003 Percentage Change	Six Months 2004 vs 2003 Percentage Change
	2004	2003	2004	2003
	(000's omitted)
Other revenues	$24,702	$(1)	$25,031	$364	—	—

Total segment revenues	24,702	(1)	25,031	364	—	—
Debt repurchase premium	49,028	—	49,028	—	—	—
Operating expenses	21,476	13,507	36,206	27,672	59.0%	30.8%

Loss before minority interest and taxes	$(45,802)	$(13,508)	$(60,203)	$(27,308)	239.1	120.5

        The portion of our revenues that is not generated from our two principal business segments consists primarily of unrealized gains or losses from our non-marketable investments and interest income.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        Other revenues increased primarily as a result of the appreciation in the value of our investment in Lava of $24.6 million. The determination of Lava's fair value is the result of its pending acquisition by a third party, and reflects a discount due to certain contingencies related to a portion of the purchase price held in escrow to secure certain of our indemnification obligations under the merger agreement.

        For a discussion of operating expenses, see "Our Operating Expenses" below.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        Other revenues increased primarily as a result of the appreciation in the value of our investment in Lava of $24.6 million. The determination of Lava's fair value is the result of its pending acquisition by a third party, and reflects a discount due to certain contingencies related to a portion of the purchase price held in escrow to secure certain of our indemnification obligations under the merger agreement.

Our Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
					Three Months 2004 vs 2003 Percentage Change	Six Months 2004 vs 2003 Percentage Change
	2004	2003	2004	2003
	(000's omitted)
Expenses:
Employee compensation and related benefits	$22,645	$25,096	$50,436	$50,915	(9.8)%	(0.9)%
Interest	19,336	12,207	31,694	23,928	58.4	32.5
Exchange, clearing and brokerage fees	9,689	10,936	18,583	21,598	(11.4)	(14.0)
Exchange memberships impairment	18,327	—	18,327	—	—	—
Debt repurchase premium	49,028	—	49,028	—	—	—
Other operating expenses	16,959	17,232	34,188	34,391	(1.6)	(0.6)

Total expenses before minority interest and taxes	135,984	65,471	202,256	130,832	107.7	54.6
Provision (benefit) for income taxes	$(20,976)	$10,316	$(15,424)	$16,062	(303.3)%	(196.0)%

        Our largest operating expense, excluding the premium incurred in connection with our 2004 second quarter repurchase of a substantial portion of our outstanding indebtedness, is employee compensation and related benefits. Our Specialist segment's employee compensation and related benefits expense consists of salaries, wages and profitability-based compensation paid to our floor traders and related support staff. The employee compensation and related benefits expense related to our Execution and Clearing segment consists of salaries, wages and profitability-based compensation paid to our execution and clearing professionals, as well as compensation based on commissions earned by various trading professionals. Profitability-based compensation may include cash awards and stock-based compensation paid or granted to managing directors, trading professionals and other employees based on our profitability.

        Interest expense is primarily incurred from the indebtedness not allocated to either of our two principal business segments. This indebtedness was incurred in connection with our reorganization from partnership to corporate form in 1999, our subsequent acquisitions, the issuance of promissory notes in exchange for our preferred stock, and our recently completed debt refinancing. The interest expense at our Specialist segment is primarily attributable to subordinated indebtedness that has been approved by the NYSE for inclusion in our net capital as well as margin interest expense related to our derivative specialist and market-making business. Customers' free credit balances, bank loans and stock loans generate interest expense at our Execution and Clearing segment.

        Exchange, clearing and brokerage fees expense at our Specialist segment consists primarily of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing Corporation ("DTCC") and to third-party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, an allocation fee requiring specialist firms to share the cost of newly allocated listings, technology fees (for the 2003 periods only), a flat annual fee and execution and clearing fees. Our Execution and Clearing segment's exchange, clearing and brokerage fees expense consist primarily of floor brokerage fees related to the direct access business, and fees paid to the NYSE, AMEX and DTCC.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        Employee compensation and related benefits experienced a net decrease as a result of a decrease in employee salaries and profitability-based compensation at our NYSE equity specialist subsidiary and our execution and clearing subsidiary. In addition, the expiration and payment of a retention bonus plan liability and a decrease in the deferred compensation expense, both related to prior acquisitions, contributed to the decrease in employee compensation. These reductions were partially offset by increases in salary and profitability-based compensation at our LSP subsidiary, which increased its trading and support headcount by twenty-five employees. Employee compensation and related benefits expense decreased to 25.0% of total revenues for the three months ended June 30, 2004, from 28.7% of total revenues for the same period in 2003.

        Exchange, clearing and brokerage fees expense decreased for both the Specialist and Execution and Clearing segments. The decrease at our Specialist segment resulted from the elimination of the NYSE technology fee in July 2003. Exchange, clearing and brokerage fees at our Execution and Clearing segment decreased from the second quarter of 2003 to the second quarter of 2004 as a result of the decrease in floor brokerage fees related to the direct-access business. Our exchange, clearing and brokerage fees expense decreased to 10.7% of total revenues for the three months ended June 30, 2004 from 12.5% of total revenues for the same period in 2003.

        Interest expense increased primarily as a result of the acceleration of the debt issuance cost amortization and note discount accretion related to the portions of the Old Notes that we purchased on May 18, 2004 prior to their maturity. Of the total $7.1 million increase, $5.5 million relates to the acceleration of discount accretion and debt issuance cost amortization. The remaining increase was the result of an increase in margin interest charges attributable to the growth and expansion of our derivatives trading activities and the increase in our total indebtedness. Interest expense increased to 21.3% of total revenues for the three months ended June 30, 2004 from 14.0% of total revenues for the same period in 2003.

        During the second quarter of 2004, we recorded an other-than-temporary impairment charge related to our exchange memberships of $18.3 million, of which $16.3 million was attributable to our Specialist segment and $2.0 million was attributable to our Execution and Clearing segment. The other-than-temporary impairment charge was related to the 39 NYSE memberships we own, each of which was valued at $1.5 million at June 30, 2004, compared to $2.0 million at March 31, 2004.

        We incurred a $49.0 million charge in connection with our repurchase of the majority of our outstanding Old Notes. This charge was attributable to the payment of a consent premium, which was offered to debt holders who tendered their 2004 Notes and 2007 Notes by April 19, 2004, and a premium for tendering the 2004 Notes and 2007 Notes for purchase prior to their maturity.

        Certain second quarter 2004 other operating expenses materially changed from those for the 2003 comparable period. Lease of exchange memberships decreased to $4.0 million in the three months ended June 30, 2004 from $6.2 million for the same period of 2003, which was the result of a decrease in the average annual lease cost of a NYSE membership and a decrease in the number of our NYSE leased memberships. The average annual lease cost of a NYSE membership for the three months ended June 30, 2004 was $235,000 as compared to $317,000 for the same period in 2003. In addition, during the second quarter of 2004, we leased approximately 10 fewer seats than we leased during the second quarter of 2003. Lease of exchange seat memberships expense decreased to 4.4% of total revenues for the three months ended June 30, 2004 from 7.1% of total revenues for the same period in 2003. Other operating expenses increased primarily due to an increase in legal and professional fees expense related to outstanding litigation, consulting services provided in connection with Sarbanes-Oxley Act compliance and the repurchase of a majority of our Old Notes.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

        Employee compensation and related benefits decreased slightly as a result of a decrease in employee salaries and profitability-based compensation at our NYSE equity specialist subsidiary and our execution and clearing subsidiary. In addition, the expiration and payment of a retention bonus plan liability and a decrease in the deferred compensation expense, both related to prior acquisitions, contributed to the decrease in employee compensation. These decreases were partially offset by increases in salaries and profitability-based compensation at our LSP subsidiary, severance expense related to employee terminations at our LaBranche & Co. LLC subsidiary and an increase in incentive compensation associated with commissions earned at our LFSI subsidiary. Employee compensation and related benefits expense decreased to 29.6% of total revenues for the first six months of 2004 from 31.0% of total revenues for the same period in 2003.

        Exchange, clearing and brokerage fees expense declined primarily due to decreases in fees at both our Specialist segment and Execution and Clearing segment. The decrease at our Specialist segment was primarily the result of the elimination of the NYSE technology fee in July 2003 and fewer allocation fees for new listings. Decreases in floor brokerage fees relating to reduced direct-access commissions at our Execution and Clearing segment also contributed to the decrease in exchange, clearing and brokerage expenses for the six months ended June 30, 2004. These decreases were partially offset by an increase in commission expense and exchange fees due to increased activity in our derivatives trading business. Our exchange, clearing and brokerage fees expense decreased to 10.9% of total revenues for the first six months of 2004 from 13.2% of total revenues for the same period in 2003.

        Interest expense increased primarily as a result of the acceleration of the debt issuance cost amortization and bond discount accretion related to the portions of the 2004 Notes and 2007 Notes that we purchased on May 18, 2004 prior to their maturity. Of the total $7.8 million increase, $5.5 million relates to the acceleration of discount accretion and debt issuance cost amortization. The remaining increase was the result of an increase in margin interest charges attributable to the growth and expansion of our derivatives trading activities. Interest expense increased to 18.6% of total revenues for the six months ended June 30, 2004 from 14.6% of total revenues for the same period in 2003.

        During the second quarter of 2004, we recorded an other-than-temporary impairment charge related to our exchange memberships of $18.3 million, of which $16.3 million was attributable to our Specialist segment and $2.0 million was attributable to our Execution and Clearing segment. The other-than-temporary impairment charge was related to the 39 NYSE memberships we own, each of which was valued at $1.5 million at June 30, 2004, as compared to $2.0 million at March 31, 2004.

        We incurred a $49.0 million charge in connection with our repurchase of the majority of our outstanding Old Notes. This charge was attributable to the payment of a consent premium, which was offered to debt holders who tendered their 2004 Notes and 2007 Notes by April 19, 2004, and a premium for tendering the 2004 Notes and 2007 Notes for purchase prior to their maturity.

        While the net change in total operating expenses from the six-month period ended June 30, 2004 to the 2003 comparable period was insignificant, certain categories materially changed. Lease of exchange memberships expense decreased due to the decrease in the average annual lease cost of an NYSE membership and a decrease in the number of our NYSE leased memberships. The average annual lease cost of a NYSE membership has declined to approximately $236,000 for the first six months of 2004 as compared to $319,000 for the same period in 2003. In the first six months of 2004, we leased approximately 10 fewer memberships than we leased in the same period in 2003. Lease of exchange memberships expense decreased to 4.7% of total revenues for the six months ended June 30, 2004, from 7.7% of total revenues for the same period in 2003. Offsetting this decline was an increase in legal and professional fees expense, bank and other fees and directed-brokerage arrangement expense. Legal and professional fees expense increased as a result of legal, consulting and accounting fees incurred related to outstanding litigation and consulting services provided in connection with Sarbanes-Oxley Act compliance. The increase in bank and other fees was due to the fees on a committed revolving credit facility established in the first quarter of 2004, which was terminated upon the completion of the refinancing of our indebtedness on May 18, 2004, and investment banking, credit rating service and printing fees related to the repurchase of a majority of our outstanding Old Notes in the second quarter of 2004. Our Execution and Clearing segment experienced an increase in directed-brokerage arrangement expenses as a result of the growth and expansion of our institutional execution group.

Liquidity and Capital Resources

        As of June 30, 2004, we had $2,391.4 million in assets, of which $484.8 million consisted of cash and short term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as our operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

        As of June 30, 2004, our indebtedness had short term and long term maturities, and the related interest and principal payments have a significant effect on the cash available to finance our current operations. Our most significant short term indebtedness relates to our $6.9 million aggregate principal amount of outstanding 2004 Notes, which mature in August 2004. As of June 30, 2004, our most significant long term indebtedness was the $200.0 million aggregate principal amount of 2009 Senior Notes, which mature in May 2009 and the $260.0 million aggregate principal amount of 2012 Senior Notes, which mature in May 2012. As of June 30, 2004, there were no material changes to the scheduled maturities of our indebtedness and operating lease obligations, other than with respect to the refinancing of our Old Notes, which was completed on May 18, 2004, as more fully described above in "—Completed Refinancing of Our Indebtedness."

        The 2009 Senior Notes and the 2012 Senior Notes were issued pursuant to a new indenture that is substantially similar to the indentures that governed our Old Notes prior to their amendment in connection with the refinancing of our indebtedness. The new indenture includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to incur additional indebtedness (other than certain "permitted indebtedness"), pay dividends, redeem stock or repurchase subordinated indebtedness prior to maturity will be limited if our consolidated fixed charge coverage ratio is at or below a threshold of 1.75:1 until September 30, 2004 and 2.00:1 thereafter. The "consolidated fixed charge coverage ratio" reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or "EBITDA," and (2) the sum of our consolidated interest expense and the tax-effected multiple of dividend payments with respect to any outstanding shares of our preferred stock. As of June 30, 2004, our consolidated fixed charge coverage ratio was approximately 1.91:1. The indenture governing the 2009 Senior Notes and 2012 Senior Notes provides for certain exceptions to the limitations on restricted payments, including, for example, the repurchase of all outstanding shares of our Series B preferred stock within 120 days after May 18, 2004, as described herein.

        In addition, under the indenture governing the 2009 Senior Notes and 2012 Senior Notes, if our cumulative "restricted payments" since May 18, 2004 are greater than the sum of (i) 50.0% of our cumulative consolidated net income since July 1, 2004 plus (ii) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 plus (c) $15.0 million, we will not be entitled to make a "restricted payment". We have not yet made any restricted payments under the terms of the new indenture. We cannot be sure if, when or to what extent this covenant will prevent us from making restricted payments in the future.

        The indenture governing the 2009 Senior Notes and 2012 Senior Notes permits us to redeem some or all of the 2009 Senior Notes on or after May 15, 2007 and some or all of the 2012 Senior Notes on or after May 15, 2008 at varying redemption prices, based on the date of redemption. In addition, we have the option to redeem up to 33.0% of the aggregate principal amount of the 2009 Senior Notes at a redemption price of 109.5% and up to 33.0% of the aggregate principal amount of the 2012 Senior Notes at a redemption price of 111.0% using the proceeds of certain equity offerings which we may complete on or prior to May 15, 2007. Under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase the 2009 Senior Notes and the 2012 Senior Notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

        To the extent we do not use the net proceeds of the sale of the 2009 Senior Notes and 2012 Senior Notes to repurchase the Old Notes in the April 2004 tender offer, pay the related fees and expenses and repurchase the outstanding shares of our Series B preferred stock before September 15, 2004, the indenture requires us to use such "excess proceeds" to offer to repurchase an equal principal amount of 2009 Senior Notes and 2012 Senior Notes at a price of 101.0%, on a pro rata basis. Based on the aggregate principal amount of Old Notes that we repurchased in May 2004, the completed repurchase of all outstanding shares of our Series B preferred stock and related fees and expenses incurred in connection therewith, we expect to commence an offer to purchase approximately $18.2 million in aggregate principal amount of 2009 Senior Notes and 2012 Senior Notes on September 15, 2004. If this "Excess Proceeds Offer" is accepted in full, none of the net proceeds of the offering of the 2009 Senior Notes and 2012 Senior Notes will be available to finance our day-to-day operations.

        In connection with the issuance of the 2009 Senior Notes and 2012 Senior Notes, we entered into a registration rights agreement in which we agreed to file with the SEC by August 16, 2004, and to use our best efforts to cause the registration to become effective by November 14, 2004, a registration statement in order to exchange the currently outstanding 2009 Senior Notes and 2012 Senior Notes for a new issue of debt securities registered under the Securities Act, or, in certain circumstances, file a shelf registration. The terms of the new notes would be identical to those of the currently outstanding 2009 Senior Notes and 2012 Senior Notes (except for provisions relating to the transfer restrictions and payment of additional interest). If we fail to satisfy these obligations in the time frames set forth in the registration rights agreement, we are required to pay additional interest to the holders of the 2009

Senior Notes and 2012 Senior Notes under certain circumstances. We expect to file the required registration statement on or before August 16, 2004.

        After the refinancing of our indebtedness and the repurchase of all outstanding shares of our Series B preferred stock, the after-tax cost of our ongoing interest payment obligations with respect to the 2009 Senior Notes and 2012 Senior Notes will result in approximately the same level of after-tax cost of our interest payment obligations with respect to the Old Notes and our dividend payment obligations with respect to our Series B preferred stock.

        Following the refinancing of our indebtedness described above, the remaining $6.9 million aggregate principal amount of outstanding 2004 Notes will continue to accrue interest at a rate of 9.5% per annum until they mature on August 15, 2004. We expect to be able to repay such principal amount, plus accrued and unpaid interest thereon, in full on August 15, 2004. The remaining $13.6 million aggregate principal amount of 2007 Notes will continue to accrue interest at a rate of 12.0% per annum and until they mature on March 2, 2007. To the extent we are allowed under the terms of the indenture governing the 2009 Senior Notes and the 2012 Senior Notes, we may seek to repurchase some or all of the remaining 2007 Notes from time to time on the open market.

        On June 14, 2004, we commenced an offer to purchase any and all of the approximately 39,186 outstanding shares of our Series B preferred stock. On July 12, 2004, the offer expired, with 100.0% of the outstanding shares of our Series B preferred stock having been tendered. On July 13, 2004, we purchased all of the tendered shares at a price of $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase for approximately $42.6 million and all outstanding shares of our Series B preferred stock were retired. As a result of the repurchase, we are no longer required to pay dividends with respect to preferred stock.

        Of the approximately 39,186 then-outstanding shares of our Series B preferred stock, approximately 9,760 shares had been held in escrow in order to satisfy the indemnification obligations of the former stockholders of RPM in connection with our acquisition of RPM in March 2001. In connection with the completion of the offer to purchase all outstanding shares of our Series B preferred stock, this escrow arrangement was terminated in order to facilitate our objective of repurchasing and retiring all shares of our Series B preferred stock without forfeiting any material right to indemnification under the merger agreement governing our acquisition of RPM.

        For the second quarter of 2004, our reported revenues included a $24.6 million appreciation in the carrying value of our investment in Lava Trading, Inc. due to the recent agreement of a major financial institution to acquire Lava. The acquisition was consummated in the third quarter of 2004. Upon the closing of the Lava acquisition, we received cash of approximately $39.0 million. Further consideration of approximately $9.5 million is being held in escrow to secure our indemnification obligations as a stockholder of Lava in connection with the merger agreement and may be released in whole or in part 15 months after the acquisition is consummated. Under the terms of the indenture governing the 2009 Senior Notes and the 2012 Senior Notes, to the extent we do not use the net after-tax proceeds of the Lava transaction to repurchase certain of our secured indebtedness, repay the indebtedness of our subsidiaries or purchase "replacement assets," we will be required, on the 361st day following the closing of the Lava transaction, to offer to purchase 2009 Senior Notes and 2012 Senior Notes at 100.0% in an aggregate principal amount equal to such net after-tax proceeds.

        A potential source of liquidity for LaBranche & Co. LLC is the committed line of credit that it maintains with a bank. In October 2003, LaBranche & Co. LLC extended this $200.0 million committed credit agreement to October 29, 2004 on the same terms and conditions as the expiring agreement. In connection with the credit agreement, we pay a quarterly fee of 0.25% of the total committed line of credit. Amounts outstanding under this credit facility would be secured by our inventory of specialist stocks and bear interest at the bank's broker loan rate. This facility can only be used to finance inventory requirements at LaBranche & Co. LLC. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

        As a specialist and market-maker, we are required to maintain certain levels of capital and liquid assets as promulgated by various regulatory agencies, which regulate our business. As part of our overall risk management policy (for further discussion refer to Part I, Item 3. "Quantitative and Qualitative Disclosures about Market Risk"), we attempt to balance our responsibility as specialist, market maker and broker-dealer with our overall capital resources. These requirements restrict our ability to make use of cash and other liquid assets for corporate actions, such as repaying our debt, repurchasing stock or making an acquisition.

        As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of June 30, 2004, LaBranche & Co. LLC's net capital, as defined, was $455.5 million, which exceeded the minimum requirements by $453.7 million.

        The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of June 30, 2004, our specialist subsidiary, LaBranche & Co. LLC's NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $455.2 million.

        The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of June 30, 2004, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

        As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of June 30, 2004 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of June 30, 2004, LFSI's net capital, as defined, was $10.1 million, which exceeded its minimum net capital requirement by $8.6 million.

        As a clearing broker-dealer, LFSI has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers ("PAIB Calculation"), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents' net capital calculation. At June 30, 2004, the reserve requirement was approximately $2.1 million. LFSI had cash and securities on deposit in a Special Reserve Bank Account of $3.5 million as of July 2, 2004 to comply with its reserve requirement.

        As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2004, LSP's net capital, as defined, was $21.9 million, which exceeded its minimum net capital requirement by $21.6 million.

        Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

        As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC's net liquid asset ("NLA") requirement of $446.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the NLA requirement of $446.0 million is met by LaBranche & Co. LLC's securities positions, pending trades and other assets associated with its equity specialist activities, a substantial portion of LaBranche & Co. LLC's cash and cash equivalents as of June 30, 2004 was used to meet its NLA requirement.

        On March 29, 2004, we agreed with the NYSE and the SEC to settle the NYSE and SEC investigations concerning NYSE specialist trading activity. Pursuant to this agreement, we paid on April 7, 2004 a total of $63.5 million in for certain trades that occurred during the five-year period from 1999 through 2003. This settlement resolved the NYSE and the SEC investigations of specialist trading activity concerning us for all periods through 2003. Concurrently with the settlement payment, we contributed capital to our LaBranche & Co. LLC subsidiary sufficient to enable it to remain in compliance with its capital and regulatory requirements. Although this capital contribution reduced our excess short term assets available for financing our operations and limited our excess cash available for developing certain segments of our business operations, our cash flows from operations are projected to be sufficient to meet our day to day operating needs for at least the next 12 months.

        In connection with our acquisition of RPM, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at a rate of 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. After taking into account all payments of deferred compensation plan benefits through June 30, 2004, approximately $18.3 million, plus interest, remains payable under the RPM deferred compensation plan. If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in one lump sum.

        We also assumed RPM's liabilities and obligations under its retention bonus pool, which required that we pay, on March 15, 2004, $9.0 million as bonus compensation to certain former employees of RPM designated by a committee appointed in the agreement governing our acquisition of RPM. We paid the required bonus compensation on March 15, 2004. No further amounts are due under this retention bonus pool. As of June 30, 2004, the subordinated indebtedness of LaBranche & Co. LLC aggregated $17.3 million (excluding subordinated liabilities related to contributed exchange memberships) and consisted of senior subordinated notes and junior subordinated notes. These notes mature on various dates between December 2004 and June 2008, and bear interest at annual rates ranging from 7.7% to 10.0%. Each of the junior subordinated notes has an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew prior to maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto. The senior subordinated notes originally were issued in the aggregate principal amount of $15.0 million, but, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in June 2004. LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all of the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes.

        As of June 30, 2004, $10.0 million of our outstanding indebtedness consisted of one note for $2.0 million, which matures in June 2005 and bears interest at an annual rate of 8.0%, and eight separate notes, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at annual rates ranging from 9.0% to 10.0%.

        As of June 30, 2004, we are anticipating a net operating loss ("NOL") for tax purposes in 2004, which results in a tax receivable (net of other tax liabilities) of approximately $30.8 million. In connection with the completion of the Lava acquisition in August 2004, this anticipated tax receivable will be approximately halved. We are expecting a Federal tax carryback refund in 2005 from the utilization of the 2004 NOLs as well as reduced state and local tax payments going forward on any net income earned until the NOLs are fully utilized. We estimate the NOLs will be fully utilized by no later than 2006.

        We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

        The 2009 Senior Notes and 2012 Senior Notes were sold in private sales to institutional investors on May 18, 2004. The remaining 2004 Notes, in the aggregate principal amount of $6.9 million, and 2007 Notes, in the aggregate principal amount of $13.6 million, are publicly held. The following table sets forth the credit ratings on this indebtedness as of June 30, 2004:

	Moody's Investors Services	Standard & Poor's
2009 Senior Notes	Ba1	B
2012 Senior Notes	Ba1	B
2004 Notes	Ba1	B
2007 Notes	Ba2	CCC+

        In January 2004, Standard & Poor's downgraded the 2004 Notes to a B rating and the 2007 Notes to a CCC+ rating. On February 23, 2004, Moody's cut the 2004 Notes rating to Ba1 and the 2007 Notes rating to Ba2 from Ba1, changing our rating outlook with respect to those notes to negative from stable. The remaining $6.9 million principal amount of 2004 Notes will mature on August 15, 2004.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        Because our equity specialist activities on the NYSE and AMEX expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the auction process helps us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a risk management process that is designed to balance our ability to profit from our specialist activities with our exposure to potential losses. Our risk management process includes participation by our corporate compliance committee, our executive operating committee, our floor management committee, our floor captains and our specialists. These parties' roles are as follows:

        Corporate Compliance Committee.    Our corporate compliance committee was established in February 2002 and consists of representatives from senior management of LaBranche & Co. LLC, compliance personnel, our general counsel and several additional senior floor specialists, known as post managers. The role of the corporate compliance committee is to implement, monitor and report to senior management on the statutory and regulatory compliance efforts of our specialist business. The corporate compliance committee also establishes, reviews and revises our policies and procedures governing LaBranche & Co. LLC's regulatory compliance structure.

        Executive Operating Committee.    Our executive operating committee is composed of two executive officers of LaBranche & Co. LLC. This committee is responsible for approving all risk management procedures and trading guidelines for our specialist stocks, after receiving recommendations from our floor management committee. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

        Floor Management Committee.    Our floor management committee is composed of twelve post managers. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our specialist stocks. In determining these procedures and guidelines, our floor management committee considers the recommendations from our floor captains. Our post managers meet with their respective floor captains on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for LaBranche & Co. LLC and/or for particular specialist stocks. In addition, post managers are always available on the trading floor to review and assist with any unusual situations reported by any floor captain. Our floor management committee reports to our executive operating committee about each of these situations as they occur.

        Floor Captains.    We have sixteen floor captains who monitor the activities of LaBranche & Co. LLC's specialists throughout the trading day from various positions at LaBranche & Co. LLC's trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist LaBranche & Co. LLC's specialists in determining when to deviate from our procedures and guidelines to react to any unusual situations or market conditions. The floor captains report these unusual situations to their respective post managers, including any deviations from our procedures and guidelines. Floor captains meet with each specialist at least once a week to evaluate the specialist's adherence to our risk management procedures and trading guidelines. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

        Specialists.    LaBranche & Co. LLC's specialists conduct auctions of our specialist stocks based upon the conditions of the marketplace. In doing so, specialists observe our risk management procedures and trading guidelines in tandem with their responsibility to create and maintain a fair and orderly market. Specialists immediately notify a floor captain of any unusual situations or market conditions requiring a deviation from our procedures and guidelines.

        Our equity specialist operations on the AMEX are conducted by six equity specialists. We have one post manager on the AMEX who monitors the trading activities of the AMEX equity specialists by observing trades and reviewing positions on a real-time basis. As a member of the floor management committee, the post manager regularly communicates with other members of the floor management committee regarding any deviations from our AMEX procedures and guidelines set by LaBranche & Co. LLC's executive operating committee.

        Circuit Breaker Rules.    The NYSE and AMEX have instituted certain circuit breaker rules intended to halt trading in all NYSE/AMEX listed stocks in the event of a severe market decline. The circuit breaker rules impose temporary halts in trading when the Dow Jones Industrial Average drops a certain number of points. Current circuit breaker levels are set quarterly at 10, 20 and 30 percent of the Dow Jones Industrial Average closing values of the previous month, rounded to the nearest 50 points. These rules provide investors extra time to respond to severe market declines and provide us an additional opportunity to assure compliance with our risk management procedures.

  Equity Market Risk

        A high concentration of LaBranche & Co. LLC's principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. However, the percentage of LaBranche & Co. LLC's specialist trading revenue generated from its ten most profitable specialist stocks has decreased from 20.1% to 17.7% of total principal trading revenue for the six months ended June 30, 2003 and 2004, respectively. The percentage of LaBranche & Co. LLC's specialist trading revenue generated from its twenty-five most profitable specialist stocks has decreased from 38.3% to 34.5% of total principal trading revenue for the six months ended June 30, 2003 and 2004, respectively. LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes frequently.

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

  Derivatives Market Risk

        As a specialist and market-maker in options, ETFs and futures, LSP is responsible for creating a fair and orderly market and trades securities as principal out of both obligation and inclination. LSP's options, ETFs, futures, U.S. Government obligations and foreign currency trading exposes it to certain risks, such as price and interest rate fluctuations, foreign currency movements and changes in the liquidity of markets. In addition, these derivative instruments expose LSP to volatility, interest rate, credit and foreign exchange risk, among other types of risk.

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

        The following chart illustrates how specified movements in the underlying securities prices of LSP's entire portfolio would have impacted profits and losses from its trading activities:

	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
	(000's omitted)
Portfolio as of:
March 31, 2004	$1,646	$(477)	$(4)	$1,557	$4,893
June 30, 2004	$(5,972)	$(909)	$4	$1,771	$5,440

        The information in the above table is based on certain theoretical assumptions, and thus does not fully represent the profit or loss exposure to changes in volatility, interest rates dividends. The zero percent change column represents the profit or loss LSP would experience on a daily basis if the relevant market remained unchanged.

  Foreign Currency Risk

        In connection with LaBranche & Co. LLC's trading of U.S. registered shares of foreign issuers, it is exposed to varying degrees of foreign currency risk. The pricing of these securities is based upon the value of the ordinary securities as denominated in their local currencies. Thus, a change in a foreign currency rate relative to the U.S. dollar will result in a change in the value of U.S. registered shares in which LaBranche & Co. LLC acts as the specialist.

        LSP trades international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rate. In addition, LSP trades foreign currencies and derivatives denominated in foreign currencies, which creates exposure to foreign currency risk for LSP.

        The following chart illustrates how the specified movements in the U.S. dollar versus the foreign currencies to which LSP and LaBranche & Co. LLC are exposed would have impacted profits and losses from its trading activities:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
	-15.0%	-5.0%	+5.0%	+15.0%
	(000's omitted)
Portfolio as of:
March 31, 2004	$1,325	$442	$(422)	$(1,325)
June 30, 2004	$(402)	$(134)	$134	$402

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

        LFSI's execution and clearing activities require that LFSI execute transactions in accordance with customer instructions and accurately record and process the resulting transactions. Any failure, delay or error in executing, recording and processing transactions, whether due to human error or failure of LFSI's information or communication systems could cause substantial losses for brokers, customers and/or LFSI and could subject LFSI to claims for losses.

        Clearing activities include settling each transaction with both the contra broker and the customer. In connection with LFSI's institutional and direct access floor brokerage customers, a transaction is settled either when the customer pays for securities purchased and takes delivery, or delivers securities sold for payment. Settling transactions for retail customers and professional investors involves financing the transaction until the customer makes payment or, for margin accounts, advancing credit to the customer within regulatory and internal guidelines. Clearing direct-access brokers' transactions includes guaranteeing their transactions to the contra broker on the exchange floor.

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

        The amount of risk related to LFSI's execution and clearance activities is linked to the size of the transaction, market volatility and the creditworthiness of customers and brokers. LFSI's largest transactions involve those for institutional and direct-access floor brokerage customers.

        LFSI systematically monitors its open transaction risk starting when the transaction occurs and continuing until the designated settlement date. Transactions that remain unsettled after settlement date are scrutinized and necessary action is taken to reduce LFSI's risk. Credit risk that could result from contra brokers defaulting is minimized since much of the settlement risk for transactions with brokers is essentially transferred to the National Securities Clearing Corporation. The credit risk associated with institutional and direct-access clearing customers is minimized since these customers have been qualified by the Depository Trust Company ("DTC"), the DTC participants or have met the prime broker qualification standards at other brokerage firms. Before conducting business with a prospective customer, LFSI's senior management, in conjunction with its compliance department, reviews the prospective customer's experience in the securities industry, financial condition and personal background, including a background check with a risk reporting agency. For retail customers and professional investors, LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily pursuant to such guidelines and requires customers to deposit additional collateral or reduce positions when necessary.

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

        We have developed and implemented a business continuity plan, which includes a comprehensive disaster recovery plan. We have back-up disaster recovery centers in New York and New Jersey.

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

Item 4.    Controls and Procedures

        As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

        There have been no material new developments in the Company's legal proceedings since the filing of the Company's Form 10-Q for the quarter ended March 31, 2004, filed May 10, 2004 (the "First Quarter 10-Q"), which updated the legal proceedings disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed on March 15, 2004 (the "2003 10-K"), except as follows:

        On May 17, 2004, the Posner lawsuit described in the 2003 10-K was transferred to the United States District Court for the Southern District of New York (No. 04 Civ. 3966).

        On May 27, 2004, the Pirelli, Marcus, Empire, CalPERS and Rosenbaum lawsuits disclosed in the First Quarter 10-Q and the 2003 10-K were consolidated by the United States District Court for the Southern District of New York, under the caption In re NYSE Specialists Securities Litigation, and lead plaintiffs and lead plaintiff's counsel were appointed by the court.

        On June 7, 2004, the plaintiffs in In re LaBranche Sec. Litig (which consolidated the Sofran, Semon, Haug, Labul, Murphy, Strain, Yopp, Ferris and Levin lawsuits described in the First Quarter 10-Q and the 2003 10-K) filed an amended consolidated complaint. On July 12, 2004, the plaintiffs filed a corrected consolidated complaint.

        On April 1, 2004, the court in the Northern District of Illinois lawsuit described in the 2003 10-K (Last Atlantis Capital LLC v. Chicago Board of Options Exchange, Inc., et al., Civ. No. 04 C 0397) set February 14, 2005 as a trial date.

        The Company believes that the claims asserted against it in the lawsuits listed above, as described in the 2003 10-K, the First Quarter 10-Q and above, are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements and could require substantial payments by the Company that could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

        The Company has been the target, from time to time, of various other claims and lawsuits incidental to the ordinary course of its and its subsidiaries' business operations. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company's Annual Meeting of Stockholders was held on May 18, 2004. The following proposals were adopted by the margins indicated:

  1.
  To elect two Class II directors, each of whom is to serve for a term of three years.

	Number of Shares
	For	Withheld Authority
David A. George	47,312,381	330,062
Donald E. Kiernan	47,308,524	333,919

  2.
  To approve our appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004.

For	47,579,039
Against	30,410
Abstain	32,994

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

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits.

Exhibit No.	Description of Exhibit
4.1	Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated August 24, 1999, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2004.
4.2
Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated March 2, 2000, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2007.
4.3
Indenture, dated as of May 18, 2004, by and among LaBranche & Co Inc. as issuer, and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2009 and the 11% Senior Notes due 2012.
4.4	Form of 9 1/2% Senior Note due 2009 and 11% Senior Note due 2012 (included as Exhibit A to the Indenture filed as Exhibit 4.3).
4.5	Registration Rights Agreement, dated as of May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
32.2
Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
  (b)
  Reports on Form 8-K.

  (i)
  On April 7, 2004, we filed a Form 8-K, dated April 6, 2004, with respect to (a) the announcement of our intention to refinance a substantial portion of our outstanding indebtedness through the issuance of new senior notes and (b) our commencement of a cash tender offer and consent solicitation for all of our outstanding 9.5% Senior Notes due August 2004 (the "2004 Notes") and 12.0% Senior Subordinated Notes due March 2007 (the "2007 Notes, and together with the 2004 Notes, the "Old Notes").

  (ii)
  On April 21, 2004, we filed a Form 8-K, dated April 20, 2004, with respect to (a) our receipt of the requisite to effect the proposed amendments to the indentures governing the Old Notes and (b) our announcement of the total consideration to be paid in its tender offer and consent solicitation in exchange for our outstanding 2004 Notes.

  (iii)
  On April 23, 2004, we filed an 8-K, dated April 23, 2004, with respect to, among other things, (a) our proposal to make a Rule 144A offering of $460.0 million in aggregate principal amount of senior notes due 2009 and senior notes due 2012 and (b) the extension of the tender offer for all our Old Notes.

  (iv)
  On April 27, 2004, we filed an 8-K, dated April 27, 2004, providing reconciliation of the non-GAAP financial measures included in the Company's 2003 Annual Report to Stockholders.

  (v)
  On May 7, 2004, we filed an 8-K, dated May 6, 2004, with respect to the announcement of the pricing of our new senior note offering and the extension of the expiration date of our outstanding tender offer for Old Notes.

  (vi)
  On May 20, 2004, we filed an 8-K, dated May 18, 2004, with respect to the announcement of the closing of our refinancing of certain of our indebtedness.

All other items of this report are inapplicable.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2004	LABRANCHE & CO INC.
	By:	/s/ HARVEY S. TRAISON
	Name:	Harvey S. Traison
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4.1
Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated August 24, 1999, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2004.
4.2
Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated March 2, 2000, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2007.
4.3
Indenture, dated as of May 18, 2004, by and among LaBranche & Co Inc. as issuer, and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2009 and the 11% Senior Notes due 2012.
4.4	Form of 9 1/2% Senior Note due 2009 and 11% Senior Note due 2012 (included as Exhibit A to the Indenture filed as Exhibit 4.3).
4.5	Registration Rights Agreement, dated as of May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser.
31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
32.2
Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2004.

QuickLinks

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
LaBRANCHE & CO INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (000's omitted except per share data)
LaBRANCHE & CO INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (UNAUDITED) (000's omitted except per share data)
LaBRANCHE & CO INC. and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (000's omitted)
LaBRANCHE & CO INC. and SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
PART II OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX