Form 10-Q
period 2004-09-30
LABRANCHE & CO INC
filed 2004-11-09
CIK 1089044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s common stock outstanding as of November 9, 2004 was 60,038,190.

PART I    FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(000’s omitted except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$38,997	$45,019	$131,740	$157,013
Commissions	22,064	23,371	71,311	70,746
Net realized and unrealized gain on non-marketable investments	178	472	24,527	765
Other	3,421	2,042	7,697	6,518

Total revenues	64,660	70,904	235,275	235,042

EXPENSES:
Employee compensation and related benefits	21,985	25,324	72,421	76,239
Interest	16,006	12,113	47,700	36,041
Exchange, clearing and brokerage fees	10,101	9,260	28,684	30,858
Lease of exchange memberships	3,804	6,118	11,902	18,773
Depreciation and amortization of intangibles	3,057	3,128	9,162	9,717
Goodwill impairment	37,600	—	37,600	—
Exchange memberships impairment	—	—	18,327	—
Debt repurchase premium	—	—	49,028	—
Other	9,941	8,665	29,927	23,812

Total expenses	102,494	64,608	304,751	195,440

Income (loss) before minority interest and provision (benefit) for income taxes	(37,834)	6,296	(69,476)	39,602
MINORITY INTEREST	161	167	530	294

Income (loss) before provision (benefit) for income taxes	(37,995)	6,129	(70,006)	39,308
PROVISION (BENEFIT) FOR INCOME TAXES	(1,533)	2,917	(16,958)	18,979

Net income (loss)	(36,462)	3,212	(53,048)	20,329
Preferred dividends and discount accretion	142	950	2,254	3,059

Net income (loss) applicable to common stockholders	$(36,604)	$2,262	$(55,302)	$17,270

Weighted-average common shares outstanding:
Basic	59,926	59,649	59,852	59,557
Diluted	59,926	60,171	59,852	60,134
Earnings (loss) per share:
Basic	$(0.61)	$0.04	$(0.92)	$0.29
Diluted	$(0.61)	$0.04	$(0.92)	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(000’s omitted except per share data)

	As of
	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$437,650	$491,885
Cash and securities segregated under federal regulations	4,605	3,959
Securities purchased under agreements to resell	72,000	13,000
Receivable from brokers, dealers and clearing organizations	147,811	142,639
Receivable from customers	6,568	3,434
Securities owned, at market value:
Corporate equities	491,660	265,568
Options	109,141	73,694
Exchange-traded funds	172,989	102,626
U.S. Government obligations	250	—
Commissions receivable	4,903	4,613
Exchange memberships contributed for use, at market value	10,845	15,000
Exchange memberships owned, at adjusted cost (market value of $47,910 and $58,870, respectively)	59,332	77,319
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $10,188 and $8,931, respectively	3,724	4,659
Intangible assets, net of accumulated amortization:
Specialist stock lists	363,798	371,580
Trade name	25,011	25,011
Goodwill	251,993	289,593
Income taxes receivable	17,047	—
Other assets	43,149	75,022

Total assets	$2,222,476	$1,959,602

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers and dealers	$77,762	$45,172
Payable to customers	4,627	9,010
Securities sold, but not yet purchased, at market value:
Corporate equities	360,033	232,942
Options	84,578	67,079
Exchange-traded funds	261,842	115,140
U.S. Government obligations	22,450	—
Accrued compensation	27,121	42,833
Accounts payable and other accrued expenses	31,232	99,844
Income taxes payable	—	8,588
Deferred tax liabilities	158,152	172,846
Short term debt	2,000	101,971
Long term debt	481,538	255,606
Subordinated liabilities:
Exchange memberships contributed for use, at market value	10,845	15,000
Other subordinated indebtedness	17,285	20,285

Total liabilities	1,539,465	1,186,316

Minority interest	530	322

Commitments and contingencies
Preferred stock, Series A, $.01 par value, liquidation value of $1,000 per share; 10,000,000 shares authorized; -0- and 39,186 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	38,317
Common stock, $.01 par value, 200,000,000 shares authorized; 60,038,190 and 59,791,036 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	600	598
Additional paid-in capital	685,808	682,816
Retained earnings (accumulated deficit)	(3,927)	51,374
Unearned compensation	—	(141)

Total stockholders’ equity	682,481	772,964

Total liabilities and stockholders’ equity	$2,222,476	$1,959,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(000’s omitted)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(53,048)	$20,329
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	9,162	9,717
Amortization of debt issuance costs and bond discount	6,977	1,596
Minority interest in consolidated subsidiary	530	294
Compensation expense related to stock-based compensation	3,161	2,611
Deferred tax provision	12,840	4,510
Exchange memberships impairment	18,327	—
Goodwill impairment	37,600	—
Acceleration of preferred stock discount accretion	496	918
Tax benefit related to employee stock transactions	—	433
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	(646)	8,950
Securities purchased under agreements to resell	(59,000)	15,300
Receivable from brokers, dealers and clearing organizations	(5,172)	(75,676)
Receivable from customers	(3,134)	8,068
U.S. Government obligations	—	395,840
Securities owned, at market value:
Corporate equities	(226,092)	(146,742)
Options	(35,447)	(3,321)
Exchange-traded funds	(70,363)	(128,069)
U.S. Government obligations	(250)	—
Commissions receivable	(290)	(84)
Income taxes receivable	(17,047)	—
Other assets	(320)	2,318
Payable to brokers and dealers	32,590	16,993
Payable to customers	(4,383)	2,972
Securities sold, but not yet purchased, at market value:
Corporate equities	127,091	122,695
Options	17,499	(895)
Exchange-traded funds	146,702	81,899
U.S. Government obligations	22,450	—
Accrued compensation	(15,712)	(14,881)
Accounts payable and other accrued expenses	(67,044)	(19,585)
Income taxes payable	(8,588)	(4,471)

Net cash (used in) provided by operating activities	(131,111)	301,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(470)	(721)
Payments for exchange memberships	(340)	(19)

Net cash (used in) investing activities	(810)	(740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to minority interest holder	(322)	—
Proceeds from exercise of stock options	—	216
Payment of common stock dividends	—	(14,288)
Payment of preferred stock dividends	(3,448)	(4,313)
Payment for preferred stock buyback	(39,186)	(24,650)
Principal payments of subordinated debt	(3,000)	—
Proceeds from issuance of long term debt	460,000	—
Repayment of short term and long term debt	(336,358)	—

Net cash provided by (used in) financing activities	77,686	(43,035)

(Decrease) increase in cash and cash equivalents	(54,235)	257,944
CASH AND CASH EQUIVALENTS, beginning of period	491,885	77,033

CASH AND CASH EQUIVALENTS, end of period	$437,650	$334,977

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest	$31,306	$42,203
Income taxes	393	16,193
SUPPLEMENTAL NON-CASH FINANCING AND INVESTING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	3,134	3,198
Satisfaction of secured demand notes through release of collateral	$—	$8,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company (“LaBranche & Co. LLC”), LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists, LLC, a New York limited liability company (“LSPS”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV” and collectively with the Holding Company, LaBranche & Co. LLC, LFSI, LSP, LSPS and LABDR, the “Company”). The Holding Company is the sole member of LaBranche & Co. LLC, LSP and LSPS, the 100% stockholder of LFSI and LABDR, and the sole owner of BV. LaBranche & Co. LLC is a registered broker-dealer and operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (the “NYSE”) and in equity securities on the American Stock Exchange (the “AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own retail customers, customers of introducing brokers and institutional customers, including traders, professional investors and broker-dealers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer and operates as a specialist in options, Exchange-Traded Funds (“ETFs”) and futures on the AMEX, the New York Board of Trade (“NYBOT”) and the Philadelphia Stock Exchange (“PHLX”) and as a market-marker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer and operates as a specialist in ETFs traded on the NYSE. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

2.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. Certain prior period amounts have been reclassified to conform to the current period presentation. The unaudited interim condensed consolidated financial information as of September 30, 2004 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2003 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 15, 2004. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

3.	DEBT EXTINGUISHMENT AND REFINANCING

On May 18, 2004, in connection with the refinancing of certain of the Company’s indebtedness, the Company repurchased approximately $93.1 million of its then-outstanding $100.0 million aggregate principal amount 9.5% senior notes due 2004 (the “2004 Notes”) and approximately $236.4 million of its then-outstanding $250.0 million aggregate principal amount 12.0% senior subordinated notes due 2007 (the “2007 Notes” and, together with the 2004 Notes, the “Old Notes”), and paid for related consents delivered by the holders of the Old Notes on or prior to April 19, 2004. The aggregate purchase price paid by the Company for the Old Notes was approximately $386.9 million, which included the purchase price, premium and consent payments of approximately $49.0 million, in the aggregate, and accrued but unpaid interest on the Old Notes up to, but not including, the settlement date. Upon the completion of this debt repurchase and consent solicitation, the indentures governing the remaining outstanding Old Notes were stripped of substantially all restrictive covenants, certain events of default and other related provisions.

In order to fund the repurchase of the Old Notes and related consent solicitation, the Company offered and sold $460.0 million aggregate principal amount of new senior notes (collectively, the “Original Senior Notes”) to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The Original Senior Notes consisted of 9.5% Senior Notes due 2009 in the aggregate principal amount of $200.0 million (the “Original 2009 Notes”) and 11.0% Senior Notes due 2012 in the aggregate principal amount of $260.0 million (the “Original 2012 Notes”). The indenture governing the Original Senior Notes contains provisions similar to those of the indenture that governed the Old Notes prior to their amendment.

On November 1, 2004, the Company completed an exchange offer in which substantially all the Original 2009 Notes and all the Original 2012 Notes were tendered in exchange for substantially identical Senior Notes registered under the Securities Act (see Note 13).

4.	EXCHANGE MEMBERSHIPS

The Company recognized a charge of approximately $18.3 million to reflect management’s determination of an other-than-temporary impairment of the carrying value of the Company’s NYSE memberships, based on management’s estimate of their fair value, at June 30, 2004. As part of its assessment of the other-than-temporary impairment of these assets, management of the Company considered and evaluated various financial and economic factors directly affecting both the equity securities market as a whole and the specialist industry in particular, including recent sales of NYSE memberships, historical trends of sales and lease prices of NYSE memberships, the current condition of the NYSE market structure and legal and regulatory developments affecting the NYSE market structure.

Of the total $18.3 million impairment charge with respect to exchange memberships, approximately $16.3 million was attributed to the Company’s Specialist reporting unit and approximately $2.0 million was attributed to the Company’s Execution and Clearing reporting unit.

5.	NON-MARKETABLE SECURITIES

In June 2004, the Company recognized a gain of approximately $24.6 million to reflect an increase in the carrying value of its principal non-marketable investment. The adjustment to the fair value of this investment, which reflected a 20% discount relating to escrowed funds, was based on the purchase price agreed to be paid by a major financial institution for all the investee company’s outstanding common stock and common stock equivalents. In August 2004, the acquisition was consummated and the Company received cash of approximately $39.0 million, which brought the Company’s total gain on this transaction to $24.9 million. Further consideration of approximately $9.5 million (equal to the 20% discount noted above) is being held in escrow to secure indemnification obligations of the former stockholders of the investee company and may be released in whole or in part 15 months after the acquisition was consummated, subject to the final determination of any then-outstanding indemnification claims and any claims regarding taxes. Non-marketable securities are included in Other Assets on the accompanying condensed consolidated statements of financial condition as of September 30, 2004 and December 31, 2003.

6.	GOODWILL

In September 2004, the Company recognized a goodwill impairment charge of $37.6 million. Although the Company’s annual goodwill impairment testing date is December 31, SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the nine months ended September 30, 2004, certain changes in circumstances led management to believe that the fair value of the Company’s Specialist reporting unit could be lower than its carrying amount. The factors management considered in deciding to reassess the reasonableness of the carrying value of goodwill primarily related to the continued downward trend in the principal trading revenues at the Company’s Specialist reporting unit and the continued decline in the Company’s stock price throughout the nine months ended September 30, 2004.

In testing for goodwill impairment, management determined the fair value of its equity, first by comparing the fair value of its Specialist reporting unit to its carrying value. The primary methods used to estimate the fair value of the Company’s equity at September 30, 2004 included the use of an independent appraisal, various cash flow estimates and related discount rate assumptions, as well as the market capitalization of the Company. In its discounted cash flow analysis, the Company used certain estimates and assumptions to make financial projections, which incorporated the annualized operating results for the nine months ended September 30, 2004 as the base year. The operating results and cash flows for the annualized 2004 period took into account the aforementioned lower revenues. Based on these trends, the Company’s earnings projections for the next eight years were revised. Since the result of this first comparison resulted in an excess of the Specialist reporting unit’s carrying value over its fair value, the Company then estimated the implied fair value of goodwill of its Specialist reporting unit and compared it to its carrying value. Implied fair value of goodwill was determined by valuing all Specialist reporting unit assets and liabilities pursuant to the purchase accounting guidelines prescribed by SFAS No. 141, “Business Combinations.” The $37.6 million impairment charge represents the excess of Specialist reporting unit goodwill carrying value over its implied fair value. In accordance with SFAS 142, the Company will reassess its goodwill for impairment as of December 31, 2004, its annual impairment test date.

7.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on non-marketable investments, stock-based compensation, other compensation accruals, amortization periods of certain intangibles and differences between the financial statement and tax bases of assets acquired.

The components of the provision (benefit) for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Current federal, state and local taxes	$14,073	$(440)	$(29,798)	$14,469
Deferred tax provision (benefit)	(15,606)	3,357	12,840	4,510

Total provision (benefit) for income taxes	$(1,533)	$2,917	$(16,958)	$18,979

8.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and

AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of September 30, 2004 and December 31, 2003, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $460.4 million and $408.7 million, respectively, which exceeded the minimum requirements by $459.2 million and $403.1 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .04 to 1 and .21 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of December 31, 2003, LaBranche & Co. LLC’s NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $473.0 million. Due to the formation and commencement of operations of LSPS in July 2004, as of September 30, 2004, LaBranche & Co. LLC’s and LSPS’ required combined dollar amount of net liquid assets, as defined, was increased to $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, was $460.3 million as of September 30, 2004. LSPS is not required to perform a net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceed the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of September 30, 2004, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of September 30, 2004 and December 31, 2003, LFSI’s net capital, as defined, was $9.0 million and $14.4 million, respectively, which exceeded minimum requirements by $7.5 million and $12.9 million, respectively.

As a clearing broker-dealer, LFSI has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation. At September 30, 2004 there was no reserve requirement, and at December 31, 2003 the reserve requirement was $2.2 million. LFSI had cash and securities on deposit in a Special Reserve Bank Account of $4.5 million as of October 2, 2004 and $3.7 million as of January 5, 2004 to comply with its respective period-end requirements.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2004 and December 31, 2003, LSP’s net capital, as defined, was $22.0 million and $32.8 million, respectively, which exceeded minimum requirements by $21.7 million and $32.6 million, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or  1/15 of aggregate indebtedness, as defined. As of September 30, 2004, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $2.9 million, which exceeded the minimum requirements by $2.8 million. LSPS’ aggregate indebtedness to net capital ratio on those dates was .03 to 1.

9.	EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to dilutive potential common shares for periods in which there is net income available to common shareholders.

The computations of basic and diluted earnings (loss) per share are set forth below (000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$(36,462)	$3,212	$(53,048)	$20,329
Less: preferred dividends and discount accretion	142	950	2,254	3,059

Numerator for basic and diluted earnings (loss) per share – net income (loss) applicable to common stockholders	$(36,604)	$2,262	$(55,302)	$17,270
Denominator for basic earnings (loss) per share – weighted-average number of common shares outstanding	59,926	59,649	59,852	59,557
Dilutive shares:
Stock options	—	403	—	453
Restricted stock units	—	119	—	124

Denominator for diluted earnings (loss) per share – weighted-average number of common shares outstanding	59,926	60,171	59,852	60,134
Basic earnings (loss) per share	$(0.61)	$0.04	$(0.92)	$0.29
Diluted earnings (loss) per share	$(0.61)	$0.04	$(0.92)	$0.29

The exercise prices for options to purchase an aggregate of 2,724,223 and 1,807,500 shares of common stock exceeded the average market price of the Company’s common stock for the three and nine months ended September 30, 2004 and 2003, respectively. In addition, potential common shares relating to restricted stock and restricted stock units for the three months ended September 30, 2004 and 2003, totaling 552,960 and 182,246 shares, respectively, and for the nine months ended September 30, 2004 and 2003, totaling 484,094 and 177,541 shares, respectively, were antidilutive. The calculation of diluted earnings per share does not include the antidilutive effect of these stock-based awards. Dilutive potential common shares related to restricted stock units are not shown in the above table for the 2004 periods due to the net loss applicable to common stockholders for those periods.

10.	EMPLOYEE INCENTIVE PLANS

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

If the Company had recognized compensation expense for options granted prior to January 1, 2003 under the fair-value based method of SFAS No. 123, net income (loss) applicable to common stockholders and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(000’s omitted, except per share data)	2004	2003	2004	2003
Net income (loss) applicable to common stockholders, as reported	$(36,604)	$2,262	$(55,302)	$17,270
Add: Stock-based compensation expense included in reported net income (loss) (net of tax effect)	420	431	1,584	1,359
Less: Stock-based compensation expense under SFAS 123 (net of tax effect)	(1,672)	(2,206)	(5,704)	(6,720)

Pro forma net income (loss) applicable to common stockholders	$(37,856)	$487	$(59,422)	$11,909
Diluted earnings (loss) per share, as reported	$(0.61)	$0.04	$(0.92)	$0.29
Diluted earnings (loss) per share, pro forma	$(0.63)	$0.01	$(0.99)	$0.20

The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential effect stock-based compensation would have on net income in future periods.

11.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Prior to January 1, 2002, the Company considered its operations to be one reportable segment for purposes of presenting consolidated financial information and evaluating its performance. Since adopting SFAS No. 131 in 2002, the Company views its business as two separate segments: (a) Specialist and (b) Execution and Clearing. The Company’s business segments are based on the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist segment operates as a specialist in equities, rights and ETFs listed on the NYSE, as a specialist in equities, options, ETFs and futures on the AMEX, NYBOT and PHLX and as a market-maker in options, ETFs and futures on several exchanges. The Specialist segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LABDR and BV.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Specialist Segment:
Revenues	$53,532	$58,218	$174,305	$197,591
Operating expenses	33,324	34,681	98,537	101,385
Goodwill impairment	37,600	—	37,600	—
Exchange memberships impairment	—	—	16,300	—
Depreciation and amortization expense	2,916	2,917	8,728	8,796

Income (loss) before minority interest and taxes	(20,308)	20,620	13,140	87,410

Segment goodwill	251,993	466,485	251,993	466,485
Segment assets	2,020,902	1,894,260	2,020,902	1,894,260
Execution and Clearing Segment:
Revenues	$10,594	$11,758	$35,405	$36,159
Operating expenses	11,892	13,259	39,319	43,147
Exchange memberships impairment	—	—	2,027	—
Depreciation and amortization expense	115	176	359	865

Loss before minority interest and taxes	(1,413)	(1,677)	(6,300)	(7,853)

Segment goodwill	—	4,051	—	4,051
Segment assets	53,897	86,704	53,897	86,704
Other (1):
Revenues	$534	$928	$25,565	$1,292
Operating expenses	16,621	13,540	52,778	41,191
Debt repurchase premium	—	—	49,028	—
Depreciation and amortization expense	26	35	75	56

Loss before minority interest and taxes	(16,113)	(12,647)	(76,316)	(39,955)

Segment assets	147,677	91,655	147,677	91,655
Total:
Revenues	$64,660	$70,904	$235,275	$235,042
Operating expenses	61,837	61,480	190,634	185,723
Goodwill impairment	37,600	—	37,600	—
Exchange memberships impairment	—	—	18,327	—
Debt repurchase premium	—	—	49,028	—
Depreciation and amortization expense	3,057	3,128	9,162	9,717

Income (loss) before minority interest and taxes	(37,834)	6,296	(69,476)	39,602

Goodwill	251,993	470,536	251,993	470,536

Assets	$2,222,476	$2,072,619	$2,222,476	$2,072,619

(1)	Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily net gains and losses from non-marketable investments and interest income) and elimination entries.

12.	COMMITMENTS AND CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the filing on August 9, 2004 of the Company’s Form 10-Q for the quarter ended June 30, 2004 (the “Second Quarter 10-Q”), which updated the legal proceedings disclosed in the 2003 10-K and the Form 10-Q for the quarter ended March 31, 2004 (the “First Quarter 10-Q”), except as follows:

On October 5, 2004, the court in the Northern District of Illinois lawsuit described in the 2003 10-K (Last Atlantis Capital LLC v. Chicago Board of Options Exchange, Inc., et al., Civ. No. 04 C 0397) vacated the February 14, 2005 trial date it had previously set.

On November 8, 2004, the Brown case described in the 2003 10-K was dismissed without prejudice.

The Company believes that the claims asserted against it in the above lawsuit and in the others described in the 2003 10-K, the First Quarter 10-Q and the Second Quarter 10-Q are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements and could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company has been the target, from time to time, of various other claims and lawsuits incidental to the ordinary course of its business operations. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

13.	SUBSEQUENT EVENTS

On September 10, 2004, pursuant to a registration rights agreement between the Company and the initial purchaser of the Original Senior Notes, the Company offered to exchange (i) its 9.5% Senior Notes due 2009 that have been registered under the Securities Act (the “2009 Senior Notes”) for an equal principal amount of Original 2009 Notes and (ii) its 11.0% Senior Notes due 2012 that have been registered under the Securities Act (the “2012 Senior Notes,” and together with the 2009 Senior Notes, the “Senior Notes”) for an equal principal amount of Original 2012 Notes.

The exchange offer expired on October 22, 2004, with the holders of 98.5%, or $197.0 million aggregate principal amount, of the Original 2009 Notes having tendered their Original 2009 Notes for exchange, and the holders of 100.0%, or $260.0 million aggregate principal amount, of the Original 2012 Notes having tendered their Original 2012 Notes for exchange. The Senior Notes are substantially identical to the Original Senior Notes, except that the Senior Notes have been registered under the Securities Act and do not bear any legend restricting their transfer. The Senior Notes represent the same indebtedness as the Original Senior Notes and have been issued under the same indenture. All subsequent references to the term “2009 Senior Notes” shall be deemed to include the $3.0 million principal amount of Original 2009 Notes that were not tendered in the exchange offer and remain outstanding.

Pursuant to the indenture governing the Senior Notes, to the extent the Company did not use the net proceeds of the sale of the Original Senior Notes to repurchase Old Notes in connection with the Company’s May 2004 debt refinancing, repurchase the outstanding shares of the Company’s Series B preferred stock before September 15, 2004 and pay related fees and expenses, the Company is required to use such “excess proceeds” to offer to repurchase an equal principal amount of Senior Notes at a price of 101.0%, on a pro rata basis. On November 1, 2004, the Company commenced an offer to purchase for cash from all holders of Senior Notes, on a pro rata basis, approximately $18.2 million aggregate principal amount of Senior Notes (which is the amount of the “excess proceeds”) at a price equal to 101.0% of the principal amount of the Senior Notes to be purchased, plus accrued and unpaid interest, if any, up to, but not including, the date of purchase. This excess proceeds offer is scheduled to expire on December 1, 2004, unless extended by the Company. In the event the Company receives tenders for at least the full $18.2 million principal amount of Senior Notes, the total amount of funds required by the Company to purchase tendered Senior Notes, before accrued and unpaid interest, will be approximately $18.4 million, including the 1.0% premium.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

This discussion should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

For the third quarter of 2004, we reported a loss of $36.6 million, or $0.61 per share. Excluding a non-cash goodwill impairment charge of $37.6 million and a $0.5 million after-tax charge attributable to the repurchase of our Series B preferred stock in July 2004, our operating loss was $0.6 million, or $0.01 per share. The key drivers for these results included declining quarter over quarter share volumes for stocks in which we are the specialist, lower market volatility and the increasing rate of program trading as a percentage of total volume on the NYSE. These declines resulted in our specialists having fewer opportunities to commit our capital for principal trades.

Although principal trading revenue at our LaBranche & Co. LLC subsidiary was lower in the third quarter and nine months of 2004 than in the comparable 2003 periods, our LSP subsidiary has continued to grow through expansion into new marketplaces and diversification of its product offerings. We are adapting to continuing poor market conditions this year through improving operational efficiencies, reducing headcount and related operating expenses and further enhancing our compliance and trading systems. We believe these changes streamline our organization without sacrificing our ability to respond to developments in the equity market environment. However, due to the NYSE’s proposed changes in its automated trade execution system and the continued uncertainty surrounding the SEC’s proposed market structure changes, we are unable to predict whether our NYSE specialist trading revenues in future periods will be adversely affected.

In terms of liquidity, during the first nine months of 2004, we successfully completed a refinancing of certain of our indebtedness by repurchasing a substantial portion of our then-outstanding senior and senior subordinated notes and issuing $460.0 million aggregate principal amount of 9.5% senior notes due 2009 (the “Original 2009 Notes”) and 11.0% senior notes due 2012 (the “Original 2012 Notes” and collectively with the Original 2009 Notes, the “Original Senior Notes”). Although this refinancing increased the aggregate principal amount of our outstanding indebtedness, the interest rates on our newly issued Senior Notes and the third-quarter repurchase of all our remaining shares of Series B preferred stock have enabled us to extend the maturities of our debt without increasing the combination of our overall after-tax annual interest and dividends expense.

On March 29, 2004, we entered into an agreement with the NYSE and the SEC to settle their investigations concerning our NYSE specialist trading activity. This settlement resolved the NYSE and the SEC investigations of our NYSE specialist trading activity for all periods through 2003. As part of the settlement with the NYSE and the SEC, we have agreed to comply with the following undertakings:

•	implementation of systems and procedures to ensure appropriate follow-up and review with regard to information provided to LaBranche & Co. LLC on a daily basis by the NYSE with regard to specialists’ override of the Principal Inhibitor function, which identifies specialist principal trades that may have been effected while an executable agency order was reflected in the order book on the same side of the market;

•	creation of a committee, including LaBranche & Co. LLC’s chief compliance officer and at least two members of senior management, specifically charged with meeting periodically (no less frequently than monthly) to evaluate specialist rule compliance;

•	development and/or enhancement of systems and procedures to track and maintain records identifying the individuals acting as specialist and clerk for each security at all times throughout each trading day;

•	annual certification, through LaBranche & Co. LLC’s chief executive officer, that a review has been conducted by the chief compliance officer of trading in LaBranche & Co. LLC’s principal account for the purpose of detecting interpositioning, trading ahead and unexecuted limit order violations;

•	bi-annual assessment of, and reports on, the adequacy of the resources devoted to LaBranche & Co. LLC’s compliance function, and devotion of adequate funds and staffing to the compliance department; and

•	retention of an independent consultant to review and evaluate LaBranche & Co. LLC’s compliance systems, policies and procedures reasonably designed to ensure that LaBranche & Co. LLC is in compliance with federal securities laws and NYSE rules with regard to specialist trading.

We are complying with these undertakings and do not expect these changes or enhancements to adversely affect our principal trading revenues. Instead, our fulfillment of these undertakings should enhance our risk management activities related to our specialist trading activity.

New Accounting Developments

In December 2003, the FASB issued FIN 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46(R) requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns, or both, of the entity. FIN 46(R) was effective no later than the end of the first reporting period that ends after March 15, 2004. As of September 30, 2004 we have determined that none of our investments are considered a VIE under the guidance provided in FIN 46(R), and therefore, the implementation of FIN 46(R) has had no impact on our consolidated financial statements.

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the average public market price of our common stock during the third quarter of 2004 in estimating the fair value of our specialist reporting unit. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, depreciation and amortization, income taxes, returns on working capital, returns on other assets and capital expenditures, among others. We also assumed a certain discount rate and certain terminal growth rates in our calculations. For our third quarter 2004 goodwill impairment test, we engaged an independent business valuation firm to assist us in our BEV analysis. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value.

We review the reasonableness of the carrying value of our goodwill on an annual calendar basis (i.e., December 31) unless an event or change in circumstances would require an interim reassessment of impairment. During the nine months ended September 30, 2004, certain changes in circumstances occurred that necessitated goodwill impairment testing. The two primary factors we analyzed, which indicated a need for us to reassess the reasonableness of the carrying value of our goodwill at September 30, 2004, were the prolonged downward trend in the principal trading revenues at our Specialist reporting unit and the continued decline in the public trading price of shares of our common stock. In our third quarter 2004 SFAS No. 142 test, we compared the fair value of our Specialist reporting unit and the fair value of our Specialist reporting unit’s goodwill—based on the methods described above—to their respective carrying values in two separate steps under SFAS No. 142 guidelines to arrive at the $37.6 million impairment charge we recognized during the 2004 fiscal third quarter. Despite our interim valuation of goodwill as of September 30, 2004, SFAS No. 142 requires us to test goodwill on an annual calendar basis. Accordingly, we will update our valuation models through and including our annual testing date, or December 31, 2004. We can provide no assurance that any future goodwill impairment testing will not result in goodwill impairment charges for the remainder of our 2004 fiscal year or in subsequent periods.

Our other intangible asset, as defined under SFAS No. 142, is our trade name. We determine the fair value of our trade name by applying the income approach using the royalty savings methodology. This method assumes that the trade name has value to the extent we are relieved of the obligation to pay royalties for the benefits received from it. Application of this methodology requires estimating an appropriate royalty rate, which is typically expressed as a percentage of revenue. Estimating an appropriate royalty rate includes reviewing evidence from comparable licensing agreements and considering qualitative factors affecting the trade name.

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. As of September 30, 2004, the fair value of our trade name—determined in accordance with the methodology described above—exceeded its carrying amount. Therefore, no impairment of our trade name existed at September 30, 2004. We can provide no assurance that any future trade name impairment testing will not result in trade name impairment charges for the remainder of our 2004 fiscal year or in subsequent periods.

Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our goodwill and trade name.

Non-Marketable Securities

The use of fair value to measure certain non-marketable investments is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies, limited liability company interests and limited partnership interests, which do not have readily available price quotations. Certain investments in non-marketable securities are initially carried at cost as an approximation of fair value. Adjustments to carrying value are made if there are third-party transactions evidencing a change in value. For certain other investments in non-marketable securities, we adjust their carrying value by applying the equity method of accounting, and for our investment in a limited partnership interest, we adjust its carrying value by recognizing our share of the partnership’s quarterly results of operations. In addition, if and when available, management considers other factors relating to non-marketable investments in estimating their fair value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment, such as conversion features.

Given management’s judgment involved in valuing certain of our non-marketable securities, it is possible, as of a given point in time, that a third-party could reach a different conclusion of fair value utilizing the same variables as we have in our analysis.

Other-Than-Temporary Impairment of Exchange Memberships

The determination of the fair value of our exchange memberships is a critical accounting estimate. Exchange memberships owned by us are originally carried at cost, pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities. Adjustments to carrying value are made if we deem that an “other-than-temporary” decline in value, as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, has occurred. In determining whether the value of the exchange memberships we own is impaired (i.e., fair market value is below cost) and whether such impairment is temporary or other-than-temporary, we consider many factors, including, but not limited to, information regarding recent sale and lease prices of exchange memberships, historical trends of sale and lease prices of memberships on a particular exchange and their duration, the current condition of the particular exchange’s market structure, legal and regulatory developments affecting the particular exchange’s market structure and earnings capability, trends in new listings on the particular exchange, general global and national economic factors and our knowledge and judgment of the specialist industry and the securities market as a whole.

As a result of our analysis of the above-mentioned factors for the quarter ended September 30, 2004, the difference between the fair value of our NYSE exchange memberships and their carrying value at September 30, 2004 is deemed temporary. We previously recorded an other-than-temporary impairment charge of $18.3 million to reduce the carrying value (or cost basis) of our NYSE exchange memberships during the second quarter of 2004.

We can provide no assurance that the consistent application of this accounting policy to future reporting periods will not result in further adjustments to the carrying value of our NYSE memberships.

May 2004 Refinancing of Our Indebtedness

On May 18, 2004, in connection with the refinancing of certain of our indebtedness, we repurchased approximately $93.1 million of our then-outstanding $100.0 million aggregate principal amount 9.5% senior notes due 2004 (the “2004 Notes”) and approximately $236.4 million of our then-outstanding $250.0 million aggregate principal amount 12.0% senior subordinated notes due 2007 (the “2007 Notes” and, together with the 2004 Notes, the “Old Notes”), and paid for related consents delivered by the holders of the Old Notes on or prior to April 19, 2004. The aggregate purchase price we paid for the Old Notes was approximately $386.9 million, which included the purchase price, premium and consent payments of approximately $49.0 million and accrued but unpaid interest on the Old Notes up to, but not including, the settlement date. Upon the completion of this refinancing, the indentures governing the remaining outstanding Old Notes were stripped of substantially all restrictive covenants, certain events of default and other related provisions.

In order to fund the repurchase of the Old Notes, we issued the Original 2009 Notes in the aggregate principal amount of $200.0 million and the Original 2012 Notes in the aggregate principal amount of $260.0 million. The indenture governing the Original Senior Notes contains provisions similar to the indentures that governed the Old Notes prior to their amendment. For a more complete description of the restrictive covenants in the indenture governing the Original Senior Notes, please see “—Liquidity and Capital Resources.”

In connection with our purchase of the Old Notes and our payment for the related consents that were delivered on or prior to April 19, 2004, we recorded a charge of approximately $55.9 million in the second quarter of 2004 for premium and consent payments, accelerated debt issuance cost amortization and discount accretion and other related fees. In connection with the issuance of the Original Senior Notes, we capitalized certain costs in the aggregate amount of approximately $12.7 million, and are amortizing these costs over the life of these notes.

Repayment of Remaining 2004 Notes

On August 16, 2004, we repaid the $6.9 million aggregate principal amount of 2004 Notes that remained outstanding after our May 2004 refinancing, plus all accrued but unpaid interest thereon, for an aggregate of $7.2 million. No 2004 Notes remain outstanding and the indenture governing the 2004 Notes was terminated.

Completed Exchange Offer

On September 10, 2004, pursuant to a registration rights agreement between the initial purchaser of the Original Senior Notes and us, we offered to exchange (i) our 9.5% Senior Notes due 2009 that have been registered under the Securities Act of 1933, as amended (the “2009 Senior Notes”), for an equal principal amount of outstanding Original 2009 Notes and (ii) our 11.0% Senior Notes due 2012 that have been registered under the Securities Act, as amended (the “2012 Senior Notes,” and together with the 2009 Senior Notes, the “Senior Notes”), for an equal principal amount of outstanding Original 2012 Notes.

The exchange offer expired on October 22, 2004, with the holders of 98.5%, or $197.0 million aggregate principal amount, of Original 2009 Notes having tendered their Original 2009 Notes for exchange, and the holders of 100.0%, or $260.0 million aggregate principal amount, of the Original 2012 Notes having tendered their Original 2012 Notes for exchange. The new Senior Notes represent the same indebtedness as the Original Senior Notes that were exchanged and have been issued under the same indenture. All subsequent references in this Report to the term “2009 Senior Notes” shall include the $3.0 million principal amount of Original 2009 Notes that were not tendered in the exchange offer and remain outstanding.

Results of Operations

Specialist Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2004 vs. 2003 Percentage Change	Nine Months 2004 vs. 2003 Percentage Change
(000’s omitted)	2004	2003	2004	2003
Revenues:
Net gain on principal transactions	$38,997	$45,019	$131,740	$157,013	(13.4)%	(16.1)%
Commissions	11,612	11,678	36,430	35,309	(0.6)	3.2
Other	2,923	1,521	6,135	5,269	92.2	16.4

Total segment revenues	53,532	58,218	174,305	197,591	(8.0)	(11.8)
Goodwill impairment	37,600	—	37,600	—	—	—
Exchange memberships impairment	—	—	16,300	—	—	—
Operating expenses	36,240	37,598	107,265	110,181	(3.6)	(2.6)

Income (loss) before minority interest and taxes	$(20,308)	$20,620	$13,140	$87,410	(198.5)	(85.0)

Revenues from our Specialist segment consist primarily of net gain on principal transactions in securities for which we act as specialist. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures. Also included in net gain on principal transactions are accrued dividends receivable or payable on our stock positions, net gains and losses resulting from our market-making activities in ETFs, options and futures, and net gains and losses resulting from trading of foreign currencies, futures, equities and U.S. Government obligations underlying the rights, ETFs and options for which we act as specialist or market-maker. These revenues are primarily affected by changes in share volume traded and fluctuations in the price of our stocks, options, ETFs and futures in which we are the specialist or in which we make a market.

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

When assessing the performance and financial results of our NYSE specialist operations for a specific period, management examines certain metrics to determine their impact on financial results. Some of the key metrics that management reviews and their values for the three and nine month periods ended September 30, 2004 and 2003 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2004 vs. 2003 Percentage Change	Nine Months 2004 vs. 2003 Percentage Change
	2004	2003	2004	2003
NYSE average daily share volume (in millions)	1,326.6	1,364.1	1,440.8	1,419.5	(2.7)%	1.5%
LAB share volume on the NYSE (in billions)	22.1	23.1	71.3	71.4	(4.3)	(0.1)
LAB dollar value on the NYSE (in billions)	$636.3	$626.7	$2,076.0	$1,837.1	1.5	13.0
Share volume of principal shares traded (in billions)	4.9	6.5	16.8	21.6	(24.6)	(22.2)
Dollar value of principal shares traded (in billions)	$148.6	$176.2	$512.9	$555.9	(15.7)	(7.7)
Average closing price of the CBOE Volatility Index	15.4	20.9	16.1	26.2	(26.3)	(38.5)
Program trading as an approximate percentage of NYSE average daily share volume (1)	54.0%	40.5%	49.5%	39.0%	—	—

(1)	The program trading percentage is determined using the average of weekly percentages throughout the appropriate time periods. Due to the weekly nature of our source data, the values indicated do not exactly coincide with our three-month and nine-month reporting periods.

Generally, an increase in the average daily share volume on the NYSE, an increase in volatility (as measured by the average closing price of the Chicago Board of Options Exchange’s Volatility Index®, or the “VIX”) or an increase in the dollar value and share volume of stocks in which specialists trade, enables the specialist to increase its level of principal participation and thus its ability to realize net gain on principal transactions. While we monitor these metrics each period, they are not the sole indicators or factors that determine our level of revenues, profitability or overall performance in any given period. Other factors, such as extreme price movements, unanticipated listed company news and events and other uncertainties may influence our financial performance either positively or negatively.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The decline in specialist trading revenues at our LaBranche & Co. LLC subsidiary to $31.4 million for the three months ended September 30, 2004 from $40.4 million for the same period in 2003 can be attributed to the reduced opportunity to trade profitably as principal as evidenced by the significant decline in principal shares traded, a result of the decrease in share volume for stocks in which we are the specialist as well as a decline in market volatility, as measured by the average closing price of the VIX. Another factor that has reduced the opportunity for the specialists to participate is the continuing rise in program trading as a percentage of NYSE average daily share volume. Program trading involves reducing large share orders into many smaller orders, resulting in the orders being matched electronically. Net gain on principal transactions generated by our LSP and LSPS subsidiaries increased to $7.6 million for the third quarter of 2004 as compared to $4.6 million for the same period in 2003. This revenue growth was a result of increases in the number of traders, products traded, trading volume and the expansion of trading activity to additional exchanges.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The decline in specialist trading revenues at our LaBranche & Co. LLC subsidiary to $108.7 million for the nine months ended September 30, 2004 from $145.4 million for the same period in 2003 was the result of the decrease in principal shares traded, which can be attributed to the significant decline in market volatility, as measured by the average closing price of the VIX, which reduces our opportunity to trade profitably as principal. Another factor that has reduced our NYSE equity specialist’s principal trading revenues is the continuing rise in program trading. Program trading involves reducing large share orders into many smaller orders, resulting in the orders being matched electronically, and reducing the opportunity for specialists to participate. Net gain on principal transactions generated by our LSP and LSPS subsidiaries increased to $23.0 million for the nine months ended September 30, 2004, compared to $11.6 million for the same period in 2003. This revenue growth was the result of the reasons cited above for the third quarter 2004 and 2003 comparisons.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2004 vs. 2003 Percentage Change	Nine Months 2004 vs. 2003 Percentage Change
(000’s omitted)	2004	2003	2004	2003
Revenues:
Commissions	$10,452	$11,693	$34,881	$35,437	(10.6)%	(1.6)%
Other	142	65	524	722	118.5	(27.4)

Total segment revenues	10,594	11,758	35,405	36,159	(9.9)	(2.1)
Exchange memberships impairment	—	—	2,027	—	—	—
Operating expenses	12,007	13,435	39,678	44,012	(10.6)	(9.8)

Loss before minority interest and taxes	$(1,413)	$(1,677)	$(6,300)	$(7,853)	(15.7)	(19.8)

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Commission revenues from our Execution and Clearing Segment decreased as a result of a decrease in floor brokers order flow and a decrease in rates charged to our institutional clients for execution and clearance.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Commission revenue from our Execution and Clearing segment decreased as a result of a decrease in floor brokers order flow and a decrease in direct-access commissions due to the reduction in the number of direct-access floor brokers. Partially offsetting these decreases were increases in commissions earned by our institutional execution group and clearance businesses.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2004 vs. 2003 Percentage Change	Nine Months 2004 vs. 2003 Percentage Change
(000’s omitted)	2004	2003	2004	2003
Other revenues	$534	$928	$25,565	$1,292	(42.5)%	1,878.7%

Total segment revenues	534	928	25,565	1,292	(42.5)	1,878.7
Debt repurchase premium	—	—	49,028	—	—	—
Operating expenses	16,647	13,575	52,853	41,247	22.6	28.1

Loss before minority interest and taxes	$(16,113)	$(12,647)	$(76,316)	$(39,955)	27.4	91.0

The portion of our revenues that is not generated from our two principal business segments consists primarily of interest income and unrealized gains or losses from our non-marketable investments.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

No material fluctuations occurred during this period.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Other revenues increased primarily as a result of the $24.6 million appreciation in value of our investment in Lava during the second quarter of 2004, due to the acquisition of Lava by a third party. Offsetting this gain was the decline in value of our other non-marketable investments.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2004 vs. 2003 Percentage Change	Nine Months 2004 vs. 2003 Percentage Change
(000’s omitted)	2004	2003	2004	2003
Expenses:
Employee compensation and related benefits	$21,985	$25,324	$72,421	$76,239	(13.2)%	(5.0)%
Interest	16,006	12,113	47,700	36,041	32.1	32.3
Exchange, clearing and brokerage fees	10,101	9,260	28,684	30,858	9.1	(7.0)
Lease of exchange memberships	3,804	6,118	11,902	18,773	(37.8)	(36.6)
Goodwill impairment	37,600	—	37,600	—	—	—
Exchange memberships impairment	—	—	18,327	—	—	—
Debt repurchase premium	—	—	49,028	—	—	—
Other operating expenses	12,998	11,793	39,089	33,529	10.2	16.6

Total expenses before minority interest and taxes	102,494	64,608	304,751	195,440	58.6	55.9
Provision (benefit) for income taxes	$(1,533)	$2,917	$(16,958)	$18,979	(152.6)	(189.4)

Our largest year-to-date operating expense is employee compensation and related benefits. Our Specialist segment’s employee compensation and related benefits expense consists of salaries, wages and profitability-based compensation paid to our floor traders and related support staff. The employee compensation and related benefits expense related to our Execution and Clearing segment consists of salaries, wages, a percentage of earned commissions and profitability-based compensation paid to our execution and clearing professionals. Profitability-based compensation may include cash awards and stock-based compensation paid or granted to managing directors, trading professionals and other employees based on our profitability.

Interest expense is attributable primarily to the indebtedness not allocated to either of our two principal business segments. This indebtedness consists primarily of the Senior Notes issued in connection with the May 2004 refinancing of the Old Notes, the Old Notes remaining outstanding after the refinancing and which were issued in connection with our reorganization from partnership to corporate form in 1999 and our March 2000 acquisitions and the promissory notes we issued in 2002 in exchange for our previously outstanding preferred stock. The interest expense at our Specialist segment is primarily attributable to subordinated indebtedness that has been approved by the NYSE for inclusion in our net capital as well as margin interest expense related to our specialist and market-making business at LSP. Customers’ free credit balances, bank loans and stock loans generate interest expense at our Execution and Clearing segment.

Exchange, clearing and brokerage fees expense at our Specialist segment consists primarily of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and to third-party execution and clearing companies. The fees paid by us to these entities are based primarily on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, an allocation fee requiring specialist firms to share the cost of newly allocated listings, technology fees (for the 2003 periods only), a flat annual fee and execution and clearing fees. Our Execution and Clearing segment’s exchange, clearing and brokerage fees expense consists primarily of floor brokerage fees related to our direct-access business, third-party execution fees and fees paid to the NYSE, AMEX and DTCC.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Employee compensation and related benefits decreased as a result of the reduced number of personnel at our NYSE equity specialist subsidiary and a decrease in salaries and profitability-based compensation at our Execution and Clearing segment. In addition, the expiration and payment of a retention bonus plan liability and a decrease in deferred compensation expense, both related to prior acquisitions, contributed to the decrease in employee compensation and related benefits. Partially offsetting these decreases were increases in both headcount (eighteen) and profitability-based compensation at our LSP and LSPS subsidiaries due to the increase in trading and support employees. Employee compensation and related benefits expense decreased $3.3 million or 13.2% for the three months ended September 30, 2004 from the comparable 2003 period.

Interest expense increased primarily due to the increased interest costs on the Original Senior Notes that were issued during the second quarter of 2004. The increase in trading activity at our LSP and LSPS subsidiaries led to an increase in margin interest charges and also contributed to the overall increase in interest expense. While interest expense increased to 24.8% of total revenues for the three months ended September 30, 2004 from 17.1% for the comparable 2003 period, non-tax deductible dividends on preferred stock have been eliminated effective July 2004.

Exchange, clearing and brokerage fees fluctuated immaterially for our Specialist segment. The increase in exchange clearing and brokerage fees at our execution and clearing subsidiary is the result of increased floor brokerage fees incurred from direct-access clients. Our exchange, clearing and brokerage fees expense increased to 15.6% of total revenues for the three months ended September 30, 2004 from 13.1% for the comparable 2003 period.

Lease of exchange memberships decreased as a result of the decline in the average annual lease cost of an NYSE membership, and a decrease in the number of our NYSE leased memberships. Our average annual lease cost of an NYSE membership for the three months ended September 30, 2004 was approximately $233,000, as compared to approximately $315,000 for the three months ended September 30, 2003. Additionally, we leased twelve fewer NYSE seats at September 30, 2004 than we did at September 30, 2003. Lease of exchange memberships expense decreased to 5.9% of total revenues for the three months ended September 30, 2004 from 8.6% for the same period in 2003.

In September 2004, we recorded a goodwill impairment charge of $37.6 million, all of which was attributable to our Specialist segment. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires entities to test goodwill for possible impairment on an annual basis, or more frequently, if certain events and circumstances exist. We last tested our goodwill for impairment at December 31, 2003. Due to certain changes in circumstances, such as the decrease in our market capitalization and continued downward trends in our principal trading revenues, we tested our goodwill for impairment as of September 30, 2004. The impairment charge, which represents the excess of the carrying value of our Specialist segment’s goodwill over its implied fair value, was necessary to properly reflect the carrying value of our goodwill at September 30, 2004. For a more complete description of our methodology in evaluating the reasonableness of the carrying value of our goodwill, please see “—Critical Accounting Estimates.”

Certain third quarter 2004 other operating expenses materially changed from those for the 2003 comparable period. Legal and professional fees increased due to consulting and audit expenses incurred in connection with Sarbanes-Oxley Act compliance and litigation. We also incurred a $0.5 million after-tax charge for the acceleration of the preferred stock discount resulting from the repurchase of all outstanding shares of our Series B preferred stock in July 2004, which represents a loss based on the difference between the carrying amount and the purchase price for such shares. In addition, other operating expenses increased as a result of an increase in insurance charges and other miscellaneous costs.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Employee compensation and related benefits decreased to 30.8% of total revenues for the nine months ended September 30, 2004 from 32.4% for the same period in 2003 as a result of the reduced number of personnel at our NYSE equity specialist subsidiary and a decrease in salaries and other compensation at our execution and clearing subsidiary, primarily due to reduced employee headcount. Also contributing to the decrease was the expiration and payment of a retention bonus plan liability and a decrease in deferred compensation expense, both related to a prior acquisition. Partially offsetting these decreases were increases in headcount and profitability-based compensation at our LSP and LSPS subsidiaries due to the increase in trading and support personnel.

Interest expense increased primarily as a result of the issuance of the Original Senior Notes in connection with the repurchase on May 18, 2004 of substantially all the then-outstanding Old Notes. As a result of this repurchase, we recorded $5.5 million of additional interest expense related to the acceleration of debt issuance cost amortization and bond discount accretion. The additional interest costs related to the Original Senior Notes also contributed to the increase. The remaining increase in interest expense was the result of increased margin interest charges relating to the growth and expansion of trading activity at our LSP and LSPS subsidiaries. While interest expense increased to 20.3% of total revenues for the nine months ended September 30, 2004 from 15.3% for the same period in 2003, non-tax deductible dividends on preferred stock have been eliminated effective July 2004.

Exchange, clearing and brokerage fees expense declined primarily due to decreases in fees at our LaBranche & Co. LLC subsidiary. Contributing to the decrease was the elimination of the NYSE technology fee in July 2003, lower allocation fees for new listings, a decrease in odd-lot charges and a decrease in NYSE regulatory fees due to a lower number of NYSE floor personnel. Partially offsetting this decrease was an increase in commission expense and exchange fees due to increased trading activity at LSP. Our exchange, clearing and brokerage fees expense decreased $2.2 million to 12.2% of total revenues for the first nine months of 2004 from 13.1% of total revenues for the same period in 2003.

Lease of exchange memberships expense decreased as a result of the decline in the average annual lease cost of a NYSE membership and a decrease in the number of our NYSE leased memberships. Our average annual NYSE membership lease cost declined to approximately $235,000 for the first nine months of 2004, as compared to approximately $318,000 for the same period in 2003. Additionally in the first nine months of 2004, we leased approximately ten fewer NYSE memberships than we leased for the same period in 2003. Lease of exchange memberships expense decreased to 5.1% of total revenues for the nine months ended September 30, 2004 from 8.0% for the same period in 2003.

In September 2004, we recorded a goodwill impairment charge of $37.6 million, all of which was attributable to our Specialist segment. SFAS 142 requires entities to test goodwill for possible impairment on an annual basis or more frequently if certain events and circumstances are present. We last tested our goodwill for impairment at December 31, 2003. Due to certain changes in circumstances, such as the decrease in our market capitalization and continued downward trends in our principal trading revenues, we tested our goodwill for impairment as of September 30, 2004. The impairment charge, which represents the excess of the carrying value of our Specialist segment’s goodwill over its implied fair value, was deemed necessary to properly reflect the carrying value of our goodwill at September 30, 2004. For a more complete description of our methodology in evaluating the reasonableness of the carrying value of our goodwill, please see “—Critical Accounting Estimates.”

During the second quarter of 2004, we recorded an other-than-temporary impairment charge related to our exchange memberships of $18.3 million, of which $16.3 million was attributable to our Specialist segment and $2.0 million was attributable to our Execution and Clearing segment. The other-than-temporary impairment charge was related to the thirty-nine NYSE memberships we own, each of which was valued at $1.5 million at June 30, 2004, as compared to $2.0 million at March 31, 2004.

We incurred a $49.0 million charge in connection with our repurchase of a substantial portion of our then-outstanding Old Notes. This charge was attributable to the payment of a consent premium and a premium for tendering the Old Notes for purchase prior to their maturity.

Other expenses increased 16.6% in total for the nine months ended September 30, 2004 from the 2003 comparable period. Legal and professional fees increased primarily due to higher consulting and audit expenses incurred in connection with Sarbanes-Oxley Act compliance and higher legal fees related to the NYSE investigation and class action lawsuits. Bank and other fees increased due to fees on a committed credit facility we established during the first quarter of 2004, but which was terminated upon the completion of our May 18, 2004 debt refinancing, and investment banking, credit rating service and printing fees related to the May 18, 2004 refinancing. We also incurred a $0.5 million after-tax charge for the acceleration of the preferred stock discount resulting from the repurchase of all outstanding shares of our Series B preferred stock in the third quarter of 2004, which represents a loss based on the difference between the carrying amount and the purchase price for such shares. In addition, other operating expenses increased as a result of an increase in insurance charges.

Liquidity and Capital Resources

As of September 30, 2004, we had $2,222.5 million in assets, of which $514.3 million consisted of cash and short term investments, primarily in government obligations maturing within three months, time deposits, cash and securities segregated under federal regulations and overnight repurchase agreements. Since our initial public offering in August 1999, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as our operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of September 30, 2004, our indebtedness had primarily long-term maturities, and the related interest and principal payments have a significant effect on the cash available to finance our current operations. As of September 30, 2004, our most significant long-term indebtedness was the $200.0 million aggregate principal amount of Original 2009 Notes, which mature in May 2009, and the $260.0 million aggregate principal amount of Original 2012 Notes, which mature in May 2012. As of September 30, 2004, there were no material changes to the scheduled maturities of our indebtedness and operating lease obligations, other than those arising as a result of our May 2004 refinancing as more fully described above in “—May 2004 Refinancing of Our Indebtedness.”

The Original 2009 Notes and the Original 2012 Notes were issued pursuant to a new indenture that is similar to the indentures that governed the Old Notes prior to their amendment in connection with the May 2004 refinancing. The new indenture includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to incur additional indebtedness (other than certain “permitted indebtedness”), pay dividends, redeem stock or repurchase subordinated indebtedness prior to maturity will be limited if our consolidated fixed charge coverage ratio is at or below a threshold of 1.75:1 through September 30, 2004 and 2.00:1 on and after December 31, 2004. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-

effected multiple of any dividend payments that we might make with respect to preferred stock. As of September 30, 2004, our consolidated fixed charge coverage ratio was approximately 1.77:1. The indenture governing the Senior Notes provides for certain exceptions to the limitations on restricted payments, including, for example, our July 2004 repurchase of all outstanding shares of our Series B preferred stock, repurchase of our Senior Notes, and any “restricted payments” up to an aggregate of $15.0 million over the life of the indenture.

In addition, under the indenture governing the Senior Notes, if, at any time, our cumulative “restricted payments” since May 18, 2004 are greater than the sum of (i) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) plus (ii) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 plus (iii) $15.0 million, we will not be entitled to make a “restricted payment” at such time. While we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent this covenant will prevent us from making restricted payments in the future. As of September 30, 2004, since our cumulative consolidated net income since July 1, 2004 was negative, we were not entitled to make any restricted payments in excess of the $15.0 million “basket” described above.

The indenture governing the Senior Notes permits us to redeem some or all of the 2009 Senior Notes on or after May 15, 2007 and some or all of the 2012 Senior Notes on or after May 15, 2008 at varying redemption prices, depending on the date of redemption. In addition, we have the option to redeem up to 33.0% of the aggregate principal amount of the 2009 Senior Notes at a redemption price of 109.5% and up to 33.0% of the aggregate principal amount of the 2012 Senior Notes at a redemption price of 111.0% using the proceeds of certain equity offerings which we may complete on or prior to May 15, 2007. Under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase Senior Notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

To the extent we did not use the net proceeds of the sale of the Original Senior Notes to repurchase Old Notes in connection with the May 2004 refinancing, repurchase the outstanding shares of our Series B preferred stock before September 15, 2004 and pay related fees and expenses, the Senior Notes indenture requires us to use such “excess proceeds” to offer to repurchase an equal principal amount of Senior Notes at a price of 101.0%, on a pro rata basis.

Based on the aggregate principal amount of Old Notes that we repurchased in May 2004, the repurchase of our Series B preferred stock in July 2004 and the fees and expenses incurred in connection therewith, the “excess proceeds” amount is approximately $18.2 million. Accordingly, on November 1, 2004, we commenced an offer to purchase Senior Notes in the aggregate principal amount of up to approximately $18.2 million. This excess proceeds offer is scheduled to expire on December 1, 2004, unless extended by us. In the event we receive tenders for at least $18.2 principal amount of Senior Notes, the total amount of funds required by us to purchase tendered Senior Notes, before accrued and unpaid interest, will be approximately $18.4 million, including the 1.0% premium. We intend to finance the excess proceeds offer with the remaining net cash proceeds from our May 2004 refinancing and available cash on hand.

After giving effect to our May 2004 refinancing and the repurchase of all outstanding shares of our Series B preferred stock in July 2004, the after-tax cost of our ongoing interest obligations with respect to the Senior Notes will be lower than the combined after-tax cost of our interest obligations with respect to the Old Notes and our non-tax deductible dividend obligations with respect to our Series B preferred stock. To the extent we repurchase any Senior Notes in connection with the excess proceeds offer, our fixed-term interest payments would be correspondingly reduced.

The remaining $13.6 million aggregate principal amount of 2007 Notes that we did not repurchase in connection with our May 2004 refinancing will continue to accrue interest at a rate of 12.0% per annum until they mature on March 2, 2007. To the extent we are allowed under the terms of the indenture governing the Senior Notes, we may seek to repurchase some or all of the remaining 2007 Notes from time to time on the open market.

For the nine months ended September 30, 2004, our reported revenues included a $24.6 million gain reflecting appreciation in the carrying value of our investment in Lava Trading, Inc. (“Lava”) due to the acquisition of Lava by a third party. The acquisition was consummated in the third quarter of 2004. Upon the closing of the Lava acquisition, we received cash of approximately $39.0 million. Further consideration of approximately $9.5 million is being held in escrow to secure our indemnification obligations as a stockholder of Lava in connection with the merger agreement and may be released in whole or in part 15 months after the acquisition is consummated, subject to the final determination of any then-outstanding indemnification claims and any claims regarding taxes. Under the terms of the indenture governing the Senior Notes, to the extent we do not use the net after-tax proceeds of the Lava transaction to repurchase certain of our secured indebtedness, repay the indebtedness of our subsidiaries or purchase “replacement assets,” we will be required, on the 361st day following the closing of the Lava transaction, to offer to purchase Senior Notes in an aggregate principal amount equal to such net after-tax proceeds at a price equal to 100.0% of the principal amount of such Senior Notes.

A potential source of liquidity for LaBranche & Co. LLC is the committed line of credit that it maintains with a bank. In October 2004, LaBranche & Co. LLC extended this $200.0 million committed credit agreement to October 28, 2005 on the same terms and conditions as the expiring agreement. In connection with the credit agreement, we pay a quarterly fee of 0.25% of the total committed line of credit. Amounts outstanding under this credit facility would be secured by our inventory of specialist stocks and bear interest at the bank’s broker loan rate. This facility can only be used to finance inventory requirements at LaBranche & Co. LLC. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

As a specialist and market-maker, we are required to maintain certain levels of capital and liquid assets as promulgated by various regulatory agencies, which regulate our business. As part of our overall risk management policy (for further discussion refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”), we attempt to balance our responsibility as specialist, market-maker and broker-dealer with our overall capital resources.

These requirements restrict our ability to make use of cash and other liquid assets for corporate actions, such as repaying our debt, repurchasing stock or making acquisitions.

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of September 30, 2004, LaBranche & Co. LLC’s net capital, as defined, was $460.4 million, which exceeded the minimum requirements by $459.2 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of September 30, 2004, due to the formation and commencement of operations of LSPS in July 2004, LaBranche & Co. LLC’s and LSPS’ required combined dollar amount of net liquid assets, as defined, was increased to $447.0. LaBranche & Co. LLC’s actual net liquid assets, as defined, was $460.3 million as of September 30, 2004. LSPS is not required to perform a net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceed the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS. The NYSE is currently reviewing its net liquid asset requirements with an announced view toward reducing the required amounts for specialists such as LaBranche & Co. LLC; however, the timing and extent of any such reduction has not been finally determined.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of September 30, 2004, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of September 30, 2004 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of September 30, 2004, LFSI’s net capital, as defined, was $9.0 million, which exceeded its minimum net capital requirement by $7.5 million.

As a clearing broker-dealer, LFSI has elected to compute a reserve requirement for Proprietary Accounts of Introducing Broker-Dealers (“PAIB Calculation”), as defined. The

PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation. At September 30, 2004, there was no reserve requirement. LFSI had cash and securities on deposit in a Special Reserve Bank Account of $4.5 million as of October 2, 2004 to comply with any reserve requirement.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2004, LSP’s net capital, as defined, was $22.0 million, which exceeded its minimum net capital requirement by $21.7 million.

As a specialist and member of the NYSE, LSPS is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2004, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $2.9 million, which exceeded the minimum requirements by $2.8 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s and LSPS’ net liquid asset combined requirement of $447.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the net liquid asset combined requirement of $447.0 million is met by LaBranche & Co. LLC’s and LSPS’ securities positions, pending trades and other assets associated with its equity and ETFs specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of September 30, 2004 was used to meet their combined net liquid asset requirement.

In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in March 2001, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at a rate of 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. After taking into account all payments of deferred compensation plan benefits through September 30, 2004, approximately $18.3 million, plus interest, remains payable under the RPM deferred compensation plan. If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in one lump sum.

As of September 30, 2004, the subordinated indebtedness of LaBranche & Co. LLC aggregated $17.3 million (excluding subordinated liabilities related to contributed exchange memberships). This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between February 2005 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. Each of the junior subordinated notes has an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto. The senior subordinated notes originally were issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in June 2004. LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all of the senior subordinated notes then-held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes.

As of September 30, 2004, $10.0 million of our outstanding indebtedness consisted of one note for $2.0 million, which matures in June 2005 and bears interest at an annual rate of 8.0%, and eight separate notes, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

As of September 30, 2004, we have a tax receivable of $17.0 million (net of other tax liabilities). Included in this amount are an anticipated Federal tax loss carryback claim of $21.0 million to 2002 and state and local tax loss carryforwards of $6.0 million to 2005 and 2006 based upon the current projected tax net operating loss for 2004.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

The Original Senior Notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all of the Original 2009 Notes and all of the Original 2012 Notes were subsequently exchanged for substantially identical Senior Notes registered under the Securities Act of 1933, as amended. The 2004 Notes that remained outstanding after our May 2004 refinancing, in the aggregate principal amount of $6.9 million, matured and were repaid by us on August 15, 2004. The 2007 Notes that remain outstanding after our May 2004 refinancing, in the aggregate principal amount of $13.6 million, are publicly held but are no longer rated. The following table sets forth the credit ratings on our Senior Notes as of September 30, 2004:

	Moody’s Investors Service	Standard & Poor’s
2009 Senior Notes	Ba1	B
2012 Senior Notes	Ba1	B

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Because our equity specialist activities on the NYSE and AMEX expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the auction process helps us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a risk management process that is designed to balance our ability to profit from our specialist activities with our exposure to potential losses. Our risk management process includes participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains and specialists. These parties’ roles are as follows:

Corporate Compliance Committee. Our corporate compliance committee was established in February 2002 and consists of representatives from executive and senior management, compliance personnel, including our on-floor compliance officer, our general counsel and several additional senior floor specialists, known as post managers. The role of the corporate compliance committee is to implement, monitor and report to senior management on the statutory and regulatory compliance efforts of our specialist business. The corporate compliance committee also establishes, reviews and revises our policies and procedures governing LaBranche & Co. LLC’s regulatory compliance structure.

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

Floor Management Committee. Our floor management committee is composed of six post managers. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our specialist stocks. In determining these procedures and guidelines, our floor management committee considers the recommendations of our floor captains. Our post managers meet with their respective floor captains on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for LaBranche & Co. LLC and/or for particular specialist stocks. In addition, post managers are always available on the trading floor to review and assist with any unusual trading situations reported by any floor captain. Our floor management committee reports to our executive operating committee about each of these unusual trading situations as they occur.

Floor Captains. We have sixteen floor captains who monitor the activities of LaBranche & Co. LLC’s specialists throughout the trading day from various positions at its trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist LaBranche & Co. LLC’s specialists in determining when to deviate from our procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from our procedures and guidelines to their respective post managers. Floor captains meet with each specialist at least once a week to evaluate the specialist’s adherence to our risk management procedures and trading guidelines. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

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

We believe that the enhancements we made to our compliance procedures and guidelines in connection with the undertakings set forth in our March 2004 settlement with the SEC and NYSE have improved our risk management process.

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

Equity Market Risk

A high concentration of LaBranche & Co. LLC’s principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. However, the percentage of LaBranche & Co. LLC’s equity specialist trading revenue generated from its ten most profitable specialist stocks has decreased from 19.6% to 17.5% of total principal trading revenue for the nine months ended September 30, 2003 and 2004, respectively. The percentage of LaBranche & Co. LLC’s equity specialist trading revenue generated from its twenty-five most profitable specialist stocks has decreased from 37.3% to 35.0% of total principal trading revenue for the nine months ended September 30, 2003 and 2004, respectively. LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes frequently.

Our equity specialist activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks, lack of trading volume in our specialist stocks and the performance of our specialist obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any significant price movement in these securities could result in a reduction of our revenues and operating profits.

We have developed a risk management process, which is intended to balance our ability to profit from our equity specialist activities with our exposure to potential losses. We have invested substantial capital, along with the NYSE, in real-time, on-line systems which give our management instant access to specific trading information at any time during the trading day, including our aggregate long and short positions and our capital and profit-and-loss information on an aggregate or per issue basis. Subject to the specialist’s obligation to maintain a fair and orderly market and to applicable regulatory requirements, we constantly seek to manage our trading positions relative to our principal trading revenues.

Derivatives Market Risk

As a specialist in options, ETFs and futures, LSP is responsible for creating a fair and orderly market and trades securities as principal out of both obligation and inclination. LSP’s options, ETFs, futures, U.S. Government obligations and foreign currency trading exposes it to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets. LSP maintains a market-making capacity in options, ETFs and futures and trades as principal based on inclination and obligation. In its market-making function, LSP brings immediacy and liquidity to the markets when it chooses to participate. LSP’s market-making activities expose it to certain risks including, but not limited to, price fluctuations and volatility.

As a specialist in ETFs on the NYSE, LSPS is responsible for creating a fair and orderly market and trades ETFs as principal out of both obligation and inclination. LSPS’ ETF trading exposes it to certain risks, including price fluctuations, foreign currency movements and changes in the liquidity of markets.

Certain members of LSP’s and LSPS’ management are responsible for managing these risks. These individuals utilize a third-party software application to monitor LSP’s and LSPS’ positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that all LSP and LSPS traders are within the parameters set by management. LSP’s and LSPS’ traders purchase and sell futures, options, the stocks underlying certain positions and foreign currencies in an attempt to hedge market and foreign currency risk. LSP’s and LSPS’ aggregate risk is under constant evaluation by certain members of management and its traders, and all significant trading strategies and positions are discussed among them. LSP’s and LSPS’ options, futures and ETF trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of LSP’s and LSPS’ entire portfolios would have impacted profits and losses from its trading activities:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2004	$1,646	$(477)	$(4)	$1,557	$4,893
June 30, 2004	$(5,972)	$(909)	$4	$1,771	$5,440
September 30, 2004	$(6,146)	$(104)	$(35)	$1,390	$3,933

The information in the above table is based on certain theoretical assumptions, and thus does not fully represent the profit or loss exposure to changes in volatility, interest rates and dividends. The zero percent change column represents the profit or loss LSP and LSPS would experience on a daily basis if the relevant market remained unchanged.

Foreign Currency Risk

In connection with LaBranche & Co. LLC’s trading of U.S.-registered shares of foreign issuers, it is exposed to varying degrees of foreign currency risk. The pricing of these securities is based upon the value of the ordinary securities as denominated in their local currencies. Thus, a change in a foreign currency rate relative to the U.S. dollar will result in a change in the value of U.S.-registered shares in which LaBranche & Co. LLC acts as the specialist.

LSP and LSPS trade international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rate. LSP and LSPS hold various foreign currencies in order to lessen the risks posed by these changing foreign currency rates. In addition, LSP trades derivatives denominated in foreign currencies, which creates exposure to foreign currency risk for LSP.

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which LSP, LSPS and LaBranche & Co. LLC are exposed would have impacted profits and losses from their trading activities:

(000’s omitted)	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2004	$1,325	$442	$(422)	$(1,325)
June 30, 2004	$(402)	$(134)	$134	$402
September 30, 2004	$(514)	$(171)	$171	$514

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in security prices, volatility, interest rates and other related factors.

Execution, Clearing and Operational Risk

In connection with their specialist and market-making activities, LaBranche & Co. LLC, LSP and LSPS are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, futures and foreign currencies for which they are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche & Co. LLC, LSP and LSPS are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC, LSP and LSPS may be required to purchase or sell financial instruments at a loss.

LFSI’s execution and clearing activities require that LFSI execute transactions in accordance with customer instructions and accurately record and process the resulting transactions. Any failure, delay or error in executing, recording and processing transactions, whether due to human error or failure of LFSI’s information or communication systems could cause substantial losses for brokers, customers and/or LFSI and could subject LFSI to claims for losses.

Clearing activities include settling each transaction with both the contra-broker and the customer. In connection with LFSI’s institutional and direct-access floor brokerage customers, a transaction is settled either when the customer pays for securities purchased and takes delivery or delivers securities sold for payment. Settling transactions for retail customers and professional investors involves financing the transaction until the customer makes payment or, for margin accounts, advancing credit to the customer within regulatory and internal guidelines. Clearing direct-access brokers’ transactions includes guaranteeing their transactions to the contra-broker on the exchange floor.

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

The amount of risk related to LFSI’s execution and clearance activities is linked to the size of the transaction, market volatility and the creditworthiness of customers and brokers. LFSI’s largest transactions involve those for institutional and direct-access floor brokerage customers.

LFSI systematically monitors its open transaction risk starting when the transaction occurs and continuing until the designated settlement date. Transactions that remain unsettled after settlement date are scrutinized and necessary action is taken to reduce LFSI’s risk. Credit risk that could result from contra brokers defaulting is minimized since much of the settlement risk for transactions with brokers is essentially transferred to the National Securities Clearing Corporation. The credit risk associated with institutional and direct-access clearing customers is minimized since these customers have been qualified by the Depository Trust Company (“DTC”) or have met the prime broker qualification standards at other brokerage firms. Before conducting business with a prospective customer, LFSI’s senior management, in conjunction with its compliance department, reviews the prospective customer’s experience in the securities industry, financial condition and personal background, including a background check with a risk-reporting agency. For retail customers and professional investors, LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily pursuant to such guidelines and requires customers to deposit additional collateral or reduce positions when necessary.

In each of our segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE, we have made investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE and AMEX operations must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The capital we have invested, along with the NYSE, in real-time, on-line systems give management instant access to specific trading information at any time during the trading day, including:

•	our aggregate long and short positions;

•	the various positions of each of our trading professionals;

•	our overall position in a particular stock, option or ETF, and

•	capital and profit-and-loss information on an aggregate, per specialist or per issue basis.

Our information systems send and receive data from the NYSE and AMEX through dedicated data feeds. The NYSE supplies us with specialist position reporting system terminals both on the trading floor and in our offices. These terminals allow us to monitor our NYSE trading profits and losses as well as our positions. For our AMEX equity operations, our in-house technology staff has developed applications to monitor our current positions and profits and losses. Our derivatives trading operation utilizes third-party software applications to monitor its positions and profits and losses on a real-time basis.

We have developed and implemented a business continuity plan, which includes a comprehensive disaster recovery plan. We have back-up disaster recovery centers in New York and New Jersey.

Regulatory Risk

As registered broker-dealers, LaBranche & Co. LLC, LFSI, LSP and LSPS are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. These subsidiaries are subject to SEC Rules 15c3-1, 15c3-3 and other requirements adopted and administered by both the NYSE and AMEX.

The USA Patriot Act requires U.S. financial institutions, including banks, broker-dealers, futures commission merchants and investment companies, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. We actively monitor and update our anti-money laundering practices.

Item 4.	Controls and P rocedures

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

During the process of evaluating and testing our internal controls over financial reporting as required by the Sarbanes-Oxley Act of 2002, we have identified certain potential significant deficiencies involving our reliance on information provided by our existing outsourced relationships and the segregation of duties in reconciling third-party trading reports. Since identifying these potential significant deficiencies, we have devoted substantial effort and resources to remediating them. We are implementing internal controls to independently verify and reconcile the trading reports on which we rely that have been furnished to us by such third parties. Management will continue to remediate and monitor these potential significant deficiencies and any other potential deficiencies that we might identify in order to determine whether any further mitigating controls are necessary.

Other than as set forth above, no significant change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMAT ION

Item 1.	Legal Proceedings

There have been no material new developments in the Company’s legal proceedings since the August 9, 2004 filing of the Company’s Form 10-Q for the quarter ended June 30, 2004 (the “Second Quarter 10-Q”), which updated the legal proceedings disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed on March 15, 2004 (the “2003 10-K”), and the Form 10-Q for the quarter ended March 31, 2004 (the “First Quarter 10-Q”), except as follows:

On October 5, 2004, the court in the Northern District of Illinois lawsuit described in the 2003 10-K (Last Atlantis Capital LLC v. Chicago Board of Options Exchange, Inc., et al., Civ. No. 04 C 0397) vacated the February 14, 2005 trial date it had previously set.

On November 8, 2004, the Brown case described in the 2003 10-K was dismissed without prejudice.

The Company believes that the claims asserted against it in the above lawsuit and the others described in the 2003 10-K, the First Quarter 10-Q and Second Quarter 10-Q are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements and could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

The Company has been the target, from time to time, of various other claims and lawsuits incidental to the ordinary course of its business operations. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 to July 31, 2004	39,185.773 shares of Series B preferred stock	(1)	(1)	none

Total	39,185.773 shares of Series B preferred stock	(1)	(1)	none

(1)	On June 14, 2004, we offered to purchase any and all of the approximately 39,186 outstanding shares of our Series B preferred stock pursuant to a tender offer filed with the Securities and Exchange Commission. On July 12, 2004, the offer expired, with 100% of the outstanding shares of our Series B preferred stock having been tendered. On July 13, 2004, we purchased all the tendered shares at a price of $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase, for approximately $42.6 million, and all outstanding shares of our Series B preferred stock were retired.

Item 5.	Other Information.

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

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

32.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

(b)	Reports on Form 8-K.

(i)	None

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2004	LABRANCHE & CO INC.

	By:	/s/ Harvey S. Traison
	Name:	Harvey S. Traison
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.

32.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.