Form 10-K
period 2004-12-31
LABRANCHE & CO INC
filed 2005-03-16
CIK 1089044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on June 30, 2004, was approximately $503,709,000.

The number of shares of Common Stock outstanding as of March 10, 2005 was 60,623,134.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders to be held on May 17, 2005 are incorporated by reference in this Annual Report on Form 10-K in response to Part II, item 5 and Part III, items 10, 11, 12, 13 and 14.

PART I

This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on current expectations, estimates and projections about the registrant’s industry, management’s beliefs and certain assumptions made by management.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, the registrant undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports or documents the registrant files from time to time with the Securities and Exchange Commission (the “SEC”).

Item 1.                                   BUSINESS.

Overview

LaBranche & Co Inc. is a holding company that is the sole member of LaBranche & Co. LLC, LaBranche Structured Products, LLC (“LSP”) and LaBranche Structured Products Specialists, LLC (“LSPS”), the sole stockholder of LaBranche Financial Services, Inc. (“LFSI”) and LABDR Services, Inc. (“LABDR”), and the sole owner of LaBranche & Co. B.V. (“BV”). Founded in 1924, LaBranche & Co. LLC is a registered broker-dealer and operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (the “NYSE”) and in equity securities on the American Stock Exchange (the “AMEX”). LFSI, a registered broker-dealer and a member of the NYSE and other exchanges, provides securities clearing, securities execution and other related services to its own customers and customers of introducing brokers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, Exchange-Traded Funds (“ETFs”) and futures on the AMEX, the New York Board of Trade (“NYBOT”), and the Philadelphia Stock Exchange (“PHLX”), and as a market-maker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer and operates as a specialist in ETFs traded on the NYSE. LABDR provides disaster recovery services and back-up facilities to other LaBranche subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies. In January 2005, LSP formed a wholly-owned subsidiary in the United Kingdom, LaBranche Structured Products Europe Limited (“LSPE”), to be a market-maker for ETFs traded on the London Stock Exchange and the Eurex and Euronext exchanges. LSPE has yet to commence operations.

We are a Delaware corporation that was incorporated in June 1999. Our principal executive offices are located at One Exchange Plaza, 25th Floor, New York, New York 10006, and our telephone number is (212) 425-1144. Our Internet address is www.labranche.com. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings also are available on the SEC’s website at www.sec.gov.

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

Our Specialist segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LABDR and BV. As of December 31, 2004, the entities within our Specialist segment were specialists on the NYSE, the AMEX, the NYBOT, and PHLX, as well as market-makers on several exchanges. Collectively, our Specialist segment is the specialist for 580 common stock listings and 13 ETFs on the NYSE and 104 common stock listings, 324 options listings, 5 futures and 3 ETFs on the AMEX, PHLX and NYBOT, and is a market-maker for 124 ETFs, 173 options and 19 futures on various exchanges.

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

Our Specialist Segment

The Specialist Industry

The NYSE is the largest equities market in the world. At year-end 2004, the global market capitalization of all shares listed on the NYSE was approximately $19.8 trillion and the NYSE had nearly 2,800 listed companies, including approximately 460 non-U.S. companies from approximately 47 countries.

The NYSE’s average daily trading volume for 2004 was 1,456.7 million shares, up from 1,398.4 million shares in 2003.

All trading of securities on the NYSE is conducted through an auction process. The auction process for each security is managed by the exclusive specialist for that security. The specialist is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in its specialist stocks. The number of specialist units on the NYSE has decreased substantially over the past several years due to consolidation within the industry. There are currently seven NYSE specialist firms, of which the five largest, as ranked by number of specialist stocks, were responsible for 95.1% and 95.6% of the average daily share volume traded on the NYSE in 2004 and 2003, respectively.

A specialist firm is granted an exclusive franchise by the NYSE to conduct the auction in each of its NYSE-listed stocks. Specialist firms conduct their auctions at specific trading posts located on the floor of the NYSE. Because the specialist firm runs the auction in its specialist stocks, it must consider all known buy and sell interest in its stocks in order to price its stocks appropriately.

Specialist firms compete for the original listing of stocks through an allocation process organized by the NYSE. As part of this allocation process, companies seeking a listing may select a specialist firm in one of two ways. Under the first method, the NYSE’s allocation committee selects the specialist firm based on specific criteria. Under the second method, available since March 1997, the listing company requests that the allocation committee select three to five potential specialist firms suitable for the stock, based on criteria specified by the listing company. The listing company then has the opportunity to meet with representatives from each specialist firm identified by the allocation committee. Within one week after meeting the competing specialist firms, the listing company must select a specialist firm. Currently, substantially all companies seeking a listing on the NYSE opt to make the final choice of their own specialist firm under the second allocation method.

When assigned a particular stock, the specialist firm agrees to specific obligations. The specialist firm’s role is to maintain, as far as practicable, trading in the stock that is fair and orderly. This implies that the trading will have reasonable depth and price continuity, so that, under normal circumstances, a customer may buy or sell stock in a manner consistent with market conditions. A specialist firm helps market participants achieve price improvement in their trades because the best bids and offers are discovered through the auction process. In performing its obligations, the specialist firm is exposed to all transactions that occur in each of its specialist stocks on the NYSE floor, either through electronic orders or floor brokers. In any given transaction, the specialist firm may act as:

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

The specialist firm’s decision to buy or sell shares of its specialist stocks as principal for its own account may be based on obligation or inclination. For example, the specialist firm may be obligated to buy or sell its specialist stock to counter short-term imbalances in the prevailing market, thus helping to maintain a fair and orderly market in that stock. At other times, the specialist firm may be inclined to buy or sell the stock as principal based on market conditions. In actively-traded stocks, the specialist firm continually buys and sells its specialist stocks at varying prices throughout each trading day. The specialist firm’s goal and expectation is to profit from differences between the prices at which it buys and sells these stocks. In fulfilling its specialist obligations, however, the specialist firm may, at times, be obligated to trade against the market, adversely impacting its profitability. In addition, the specialist firm’s trading practices are subject to a number of restrictions, as described in “NYSE and AMEX Rules Governing Our Specialist Activities.”

Recent Trends in NYSE Trading

Specialist firms generate revenues by executing trades, either as agent or principal, in their specialist stocks. Accordingly, the specialist firms’ revenues are significantly impacted by the share volume of trading on the NYSE. Over the last three years, average daily trading volume on the NYSE has been flat at approximately 1.4 billion shares. This may be attributed to:

•                  a relatively slow return by the retail investor to the equity markets following the 2000-2002 bear market;

•                  popular interest in alternative investments, particularly residential real estate and commodities;

•                  significant changes in the regulatory environment facing institutional investors, including the rules relating to research and underwriting; and

•                  the continued emergence of a new class of investors, including hedge funds, that invest in non-traditional instruments.

In addition to the declining annual growth of trading volume on the NYSE, several other factors negatively impacted specialists’ revenues during 2004, including:

•                  declining volatility of stock prices as measured by the CBOE’s Volatility Index®, a key measure of market expectation of near-term volatility and investor sentiment. As volatility in markets diminishes, the need for specialists to employ capital to mitigate volatility decreases, which in turn reduces specialists’ level of principal participation; and

•                  increased program trading as a percentage of total NYSE average daily share volume. Program trading often results in a number of smaller orders executed through the NYSE’s SuperDOT® system. As a result, block-trading strategies have become less prevalent.

Despite increases in the major stock indices during 2004, including the Dow Jones Industrial Average, S&P 500 Index and the NYSE Composite Index, the combination of the aforementioned factors adversely affected our specialist operations.

The majority of trades in NYSE-listed stocks take place on the NYSE. In 2004, specialist firms handled 79.3% of trades in NYSE-listed stocks as compared to 79.5% in 2003. The percentage of trades in NYSE-listed stocks on the floor of the NYSE is affected as follows:

•                  some stocks are listed on multiple exchanges, such as regional exchanges, and trades take place on those exchanges as well as in the over-the-counter market and through alternative trading systems (“ATSs”); and

•                  at times, significant volume in NYSE-listed stocks takes place before and after regular NYSE trading hours.

Technological advances have contributed to increased trading through ATSs, such as electronic communications networks, or ECNs, and electronic crossing systems. While the first ECN was created in 1969, most of the ECNs currently in operation were started only during the past several years. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, professional traders or brokerage firms. Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges.

Despite the presence of these ATSs, to date, there has been only a slight decline in the percentage of equity shares traded on the NYSE. The percentage of annual trading of NYSE-listed stocks on the NYSE has ranged from 79.3% to 84.0% for the past five years. It is unclear, however, how ATSs and other new technologies will affect the future percentages of trading in listed stocks conducted on the NYSE.

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

During 2004, the NYSE also proposed to institute a Hybrid Market system, which enables investors to choose how their orders are executed on the NYSE. As proposed, an investor interested in speed, certainty and anonymity of execution can choose the NYSE Direct+® automatic execution system. An investor interested in the opportunity for price improvement can choose the NYSE’s auction process. Specifically, the NYSE Direct+® system will be enhanced by eliminating the rule requiring a delay of at least 30 seconds between orders for the same customer, eliminating the 1,099-share size limit for orders on NYSE Direct+® and allowing traders to “sweep the book” within a specified range, allowing execution at different price points.

In addition, on February 26, 2004, the SEC proposed new rules (“Regulation NMS”) which would require, subject to certain exceptions, that every “order execution facility” (i.e., every national securities exchange, national securities association that operates an order execution facility, alternative trading system, exchange specialist and market-maker, OTC market-maker, block positioner and any other broker or dealer that executes orders internally by trading as principal or crossing orders as agent), establish, maintain and enforce polices and procedures reasonably designed to prevent the execution of a “trade-through” (viz., the execution of an order at a price that is inferior to a price displayed in another market) in its market. As originally proposed, this requirement would apply to all incoming orders in “NMS Stocks,” including all NASDAQ, NYSE and AMEX-listed stocks and to any order execution facility that executes orders internally within its market, whether or not that market posts its best bid and offer in the consolidated quote system. The two major exceptions to this requirement, however, would have (1) allowed customers (and broker-dealers trading for their own accounts) to “opt-out” of the protections of the rule by providing informed consent to the execution of their orders, on an order-by-order basis, in one market without regard to the possibility of obtaining a better price in another market, and (2) taken into account the differences between the speed of execution in electronic versus manual markets by providing an automated market with the ability to trade-through a non-automated market at a price up to a certain amount away from the best bid or offer displayed by the non-automated market.

On December 16, 2004, after receiving numerous comments on proposed Regulation NMS, the SEC reproposed Regulation NMS (“Reproposed Regulation NMS”) and opened it for a 30-day comment period, which ended on January 26, 2005. Reproposed Regulation NMS includes the following refinements of the trade-through rule:

•                  the establishment of intermarket protection against trade-throughs for all NMS stocks and protection of only those quotations that are immediately accessible through automatic execution. The revised rule also would limit investors' ability to opt out of the trade-through rule.

•                  two alternative approaches to the scope of quotations to be protected:

•                  The “Market BBO Alternative,” which would protect only the best bids and offers (“BBOs”) of each exchange trading a security, as well as the BBO of the NASD’s Alternative Display Facility and NASDAQ’s BBO; and

•                  The “Voluntary Depth Alternative,” which would protect the BBOs of each market and would establish a mechanism for a market to voluntarily protect its quotations at prices below its best bid or above its best offer (“depth-of-book”) that are publicly displayed. Thus, the alternative rule would protect all publicly displayed quotes, or limit orders, and not just the best quote.

While the effect on our business operations of adoption of the NYSE’s and SEC’s proposed rule changes, either in their current form or in a modified form, cannot be predicted with certainty, we believe that the proposed enhancements to NYSE Direct+® should enable the NYSE to remain competitive for order flow by offering a combination of best price, high liquidity and fast execution.

Our Specialist Operations

Our NYSE and AMEX Equity Specialists

Our NYSE and AMEX equity specialist operations are conducted through our LaBranche & Co. LLC subsidiary. As a specialist in equity securities and rights listed on the NYSE and in equity securities on the AMEX, LaBranche & Co. LLC’s role is to maintain, as far as practicable, a fair and orderly market in its specialist stocks. In doing so, it provides a service to its listed companies, and to the brokers, traders and investors who trade in its specialist stocks. As a result of our commitment to providing high quality specialist services, we have developed a solid reputation among our constituencies, including investors, members of the Wall Street community and our listed companies.

While our specialist business has grown considerably since our 1999 initial public offering, our operating results have weakened over the last two fiscal years. Revenues from our Specialist operations have decreased from $401.2 million in 2002 to $245.0 million in 2004. Since our initial public offering, we have increased the number of our listed companies and specialist market share both internally and through acquisitions. Since the NYSE implemented its new specialist allocation process in March 1997, we have been selected by 174 new listed companies, resulting from 408 listing interviews through December 31, 2004. In addition, we have acquired eleven specialist operations since 1997, adding approximately 500 NYSE common stocks and 52 AMEX common stocks. As a result of internal growth and selective acquisitions, our LaBranche & Co. LLC subsidiary currently is a leading NYSE specialist as illustrated by the following data:

•                  the dollar volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2004 was $2.8 trillion, or 25.4% of total 2004 NYSE dollar volume, and was $2.5 trillion in 2003, or 26.9% of total 2003 NYSE dollar volume;

•                  the share volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2004 was 96.1 billion, or 27.1% of total 2004 NYSE share volume, and was 94.5 billion in 2003, or 28.3% of total 2003 NYSE share volume; and

•                  as of December 31, 2004, the total number of LaBranche & Co. LLC’s NYSE common stock listings was 580, or 22.1% of all NYSE common stock listings, and as of December 31, 2003, its total number of NYSE common stock listings was 578, or 22.4% of all NYSE common stock listings.

By these three measurements, LaBranche & Co. LLC was one of the largest NYSE specialist firms as of December 31, 2004 and 2003. In addition, LaBranche & Co. LLC acted as the specialist for 243 other NYSE-listed securities (e.g., preferred stocks and derivative securities).

As of December 31, 2004, our LaBranche & Co. LLC subsidiary’s listed companies included:

•                  104 of the S&P 500 Index companies;

•                  30 of the S&P 100 Index companies; and

•                  7 of the 30 companies comprising the Dow Jones Industrial Average (“DJIA”). Our DJIA stocks are 3M Co., Altria Group, Inc., American Express Company, E.I. du Pont de Nemours and Company, Exxon Mobil Corporation, Merck & Co. Inc., and SBC Communications Inc.

Our Options/ETF Specialist and Market-Maker Operations

Through September 25, 2002, our AMEX specialist operations for both equities and options were conducted entirely by LaBranche & Co. LLC. Since then, we have conducted our options, ETFs and other derivatives specialist and market-making business activities on the AMEX, NYBOT, PHLX, Chicago Board Options Exchange® (“CBOE”), and other exchanges through our LSP subsidiary. Our equity specialist activities on the AMEX continue to be conducted by LaBranche & Co. LLC.

During 2004, LSP’s operations continued to expand substantially. LSP revenues increased 92.4% from $18.4 million in 2003 to $35.4 million in 2004. In addition, LSP expanded its market-making activities to different derivative products as well as other financial markets. As of December 31, 2004, LSP acted as the specialist for 324 options, 5 futures and 3 ETFs listed on the AMEX, NYBOT, PHLX and other exchanges, and acted as a market-maker in 124 ETFs, 173 options and 19 futures on several other exchanges. Furthermore, during January 2005 and February 2005, LSP gained an additional 97 options listings on the AMEX, due to the reallocation of options formerly handled by another firm.

LSP is responsible for creating a fair and orderly market in the trading of its specialist options, ETFs and futures. In doing so, LSP may at times be obligated to trade against the market, adversely impacting the profitability of the trade or creating a position that may not necessarily be desired. To hedge the risk of its derivative positions, LSP may buy or sell the underlying asset(s). LSP also trades securities as principal out of both obligation and inclination.

As a registered market-maker in options, ETFs and futures, LSP generally engages in a course of dealings that is reasonably calculated to contribute to the maintenance of a fair and orderly market. LSP also may hedge these positions with the underlying assets or other financial instruments. In its market-making function, LSP brings immediacy and liquidity to the markets when it chooses to participate.

In January 2005, LSP also formed a wholly-owned subsidiary in the United Kingdom (“UK”), LSPE, to be a market-maker for ETFs traded on the London Stock Exchange, Eurex and Euronext exchanges.  LSPE has yet to commence operations, but is in the process of registering as a broker-dealer with the UK’s Financial Securities Authority (“FSA”).  After it commences operations, we expect LSPE to also strengthen LSP’s relationships with U.S. ETF issuers, which will help LSP diversify its exchange base and better manage its risk.

Our NYSE ETF Specialist Operations

In July 2004, LSPS commenced operations on the floor of the NYSE as an ETF specialist. As a specialist in ETFs listed on the NYSE, LSPS’s role is to maintain, as far as practicable, a fair and orderly market in its ETFs. In doing so, it provides a critical service to brokers, traders and investors. As of December 31, 2004, LSPS acted as the specialist for 13 ETFs listed on the NYSE. For the year ended December 31, 2004, LSPS’ revenues were approximately $2.0 million and management expects further growth in this subsidiary through strategic resource allocation and anticipated increased market activity.

Our Specialist Support Services

In April 2002, BV was organized to represent LaBranche & Co. LLC in European markets and to provide client services to LaBranche & Co. LLC’s European-listed companies. BV was established under Dutch law, and its office is in Amsterdam, The Netherlands. Through a services agreement, BV provides monitoring and trading services for LaBranche & Co. LLC’s specialist stock positions, as specifically directed by appropriately designated LaBranche & Co. LLC personnel. In addition, BV markets the services of our specialist entities to existing and prospective European NYSE-listed issuers.

For detailed financial information in connection with our Specialist segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Specialist Segment Operating Results” and Note 17 to the Financial Statements filed herewith.

NYSE and AMEX Rules Governing Our Specialist Activities

Under NYSE and AMEX rules, a specialist has a duty to maintain, as far as practicable, a fair and orderly market in its specialist securities. In order to fulfill its obligations, the specialist must at times trade for its own account, even when it may adversely affect the specialist’s profitability. In addition, under certain circumstances, the specialist is prohibited from making trades as principal in its specialist stocks. The specialist’s obligations are briefly described below.

Requirement to Trade as Principal. A specialist must buy and sell securities as principal when necessary to minimize an actual or reasonably anticipated short-term imbalance between supply and demand in the auction market. The specialist must effect these transactions when their absence could result in an unreasonable lack of continuity and/or depth in its specialist stocks. The specialist is not expected to act as a barrier in a rising market or as support in a falling market, but must use its own judgment to try to keep such price increases and declines equitable and consistent with market conditions.

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

•                  If a public buyer wants to buy at a particular price and a seller wants to sell at the same price, the buyer and seller must be permitted to trade directly with each other, without specialist interaction;

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

New SEC-Proposed Market Rules.  During fiscal 2004, the SEC proposed new rules, which are designed to modernize the regulatory structure of the U.S. equity markets.  Refer to “—Recent Trends in NYSE Trading” for a detailed discussion.

Listed Company Services

We are committed to providing our listed companies with a high level of service, in addition to our specialist functions on the trading floor. We have a Corporate Relations Department devoted to serving our listed companies. The most important function of the Corporate Relations Department is to provide current market information to our listed companies.

In addition, we keep management of our listed companies informed on general market trends. We organize an annual educational conference that reviews trends in the securities industry and equity markets. For newly listed companies on the NYSE, we provide additional investor relations support services to assist the companies with their transition to the NYSE. These services add significant value for companies considering a listing on the NYSE.

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

The specialist industry experienced a vast and accelerated consolidation over the past several years with the five largest specialist units, as ranked by their number of specialist stock listings, accounting for 95.1% of the daily share volume traded on the NYSE in 2004 as compared to 95.6% in 2003. The competition for obtaining newly listed companies is intense. We expect competition to continue and intensify as some of our competitors may have greater financial resources and product service offerings.

Our Specialist Segment’s Competitive Position

We are committed to providing the highest quality service to our various constituencies. Our strong competitive position is based on the following factors:

•                  Leading Position in the Specialist Market. We have a long-standing reputation as a leading specialist firm. We have successfully grown our business and improved our services through widely varying market conditions. Trading in the stocks for which we were the specialist during 2004 accounted for 25.4% of the dollar value and 27.1% of the share volume traded on the NYSE. By these measures, we were the largest specialist firm on the NYSE. As of December 31, 2004, we were the specialist for 580 common stocks and 13 ETFs listed on the NYSE and 104 common stocks,

324 options, 5 futures, and 3 ETFs listed on the AMEX, PHLX and NYBOT. Of our NYSE common stock listings, 127 were non-U.S. listings as of December 31, 2004.

•                  Diverse and High Quality Specialist Stocks. Our listed companies operate in a variety of industries, including financial services, media, oil and gas, retail, technology and telecommunications. Many of our listed companies are leaders in their respective fields. They range in market capitalization from some of the smallest on the NYSE and AMEX to some of the largest and most well-known. Being the specialist in the stocks of industry leaders could benefit us as these leading companies expand their businesses through internal growth and acquisitions.

•                  Strong Skills. We utilize our trading skills to actively participate as principal in trading our specialist stocks. We significantly improve liquidity in our specialist stocks, particularly during periods of market volatility. In 2004, approximately 20.6% of our trades were as principal as compared to an average of approximately 20.4% for all NYSE specialists.

•                  Innovative Customer-Oriented Services. In addition to our specialist functions on the trading floor, we provide our listed companies with a high level of service (e.g., detailed information on the trading activity of their stocks), as well as customized support services to assist in their investor relations efforts.

•                  Completed Acquisitions. Since 1997, we have acquired eleven specialist operations adding approximately 500 NYSE common stocks and 52 AMEX common stocks, solidifying our position as one of the leading NYSE specialist firms, as well as establishing and expanding our presence on the AMEX.

Our Execution and Clearing Segment

Recent Trends in Execution and Clearing Industry

The traditional clearing industry has, over the last few years, consolidated down to a small number of highly capitalized and extremely focused competitors.  Mostly owned by or affiliated with large investment or commercial banks, these few top competitors command the dominant share of the fully-disclosed correspondent clearing market.  As a result, barriers to entry have risen and the capital expenditures necessary to maintain market share have increased.

As the result of years of advances in order delivery and execution technology, trading costs for customers across all categories (retail, institutional, etc.) have dropped dramatically.  These advances in trading technologies, and the resulting economies afforded the customer, have also engendered an entirely new style of investment management, where algorithms embedded in servers generate, direct and account for orders with only a modicum of human interaction.  Orders generated and delivered over purely electronic platforms now account for more than 50% of NYSE volume.

In addition, there have arisen a number of non-traditional execution venues that bypass the traditional exchanges and ECN’s in which institutions can trade directly with each other without exposing orders to market-wide price verification.

Our Execution and Clearing Operations

LFSI, our execution and clearing segment, provides clearance and execution services to a range of clients.  To our broker dealer correspondents, we provide traditional clearance services. To our own customers, which include institutions and individuals, we provide a range of customized execution services, including direct-access brokerage.

LFSI does not focus on commoditized bulk clearance and execution.  LFSI targets businesses where flexibility, technological expertise and a versatile execution and clearance platform provides us with a competitive advantage.

Our Institutional Executive Group (“IEG”) provides institutions with highly customized service built around special execution needs.  IEG focuses on timely executions with minimal market impact.  IEG handles and clears trades on every major domestic exchange with straight through processing from order origination to trade execution.  IEG also provides soft dollar execution and other administrative services to institutional customers.

IEG has also developed a purely electronic trading system to execute a wide range of institutional strategies.  With offices in Massachusetts and Minnesota, IEG plans to grow head count and expand geographically.  IEG has active relationships with over 220 institutional accounts and is developing its business nationwide.

For detailed financial information in connection with our Execution and Clearing segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Execution and Clearing Segment Operating Results” and Note 17 to the Financial Statements filed herewith.

Regulatory Matters

The securities industry in the United States is subject to regulation under both Federal and state laws. In addition, the SEC, NYSE, AMEX and other regulatory organizations require compliance with their rules and regulations.

Our broker-dealer subsidiaries, LaBranche & Co. LLC, LFSI, LSP and LSPS are subject to regulations concerning operational and financial aspects of their respective businesses. They are subject to registration requirements of various government entities and self-regulatory organizations (commonly referred to as SROs) with which they must comply before they may conduct business. Our broker-dealer subsidiaries are also subject to laws, rules and regulations requiring them to comply with financial reporting rules, trade practices, capital structure obligations and record retention requirements. Failure, or even the assertion by a regulatory organization of failure, by any of our broker-dealer subsidiaries to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of its directors, officers or employees and other negative consequences, which could have an adverse effect on our business.

Refer to “Legal Proceedings—Specialist Trading Investigations.” From time to time, in the ordinary course of business, we have been subject to other fines for violations of such laws, rules or regulations.

Our trading subsidiaries are under constant review by the NYSE and other exchanges on which they conduct operations on all aspects of their operations and financial condition. In particular, as part of the price discovery mechanism implemented by the NYSE, every NYSE specialist transaction is published immediately and broadcast worldwide. The NYSE’s Market Surveillance Division employs sophisticated monitoring and requires adherence to stringent rules approved by the SEC in its examination of NYSE specialists’ trading in all stocks.

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations that apply to broker-dealers and other U.S. financial institutions, including procedures for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Through its provisions, the PATRIOT Act seeks to promote cooperation among U.S. financial services companies, regulators and law enforcement officials in identifying parties that may be involved in terrorism or money laundering. The increased obligations of financial institutions, including our broker-dealer subsidiaries, require the implementation and maintenance of internal control procedures which have increased our costs and may subject us to liability.

Capital Requirements

Our broker-dealer subsidiaries are also subject to net capital requirements as required by SEC Rule 15c3-1, and net liquid asset requirements as required by the NYSE and AMEX. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” section for our broker-dealer subsidiaries’ capital requirements and actual amounts.

Failure by any of our broker-dealer subsidiaries to maintain the required net capital and/or net liquid assets may subject it to suspension or revocation of SEC registration or suspension or expulsion by the respective exchanges of which it is a member.

Employees

As of December 31, 2004, we had 525 full-time employees, of which 381 were employed at our Specialist segment, 104 were employed at our Execution and Clearing segment, and 40 were employed at the holding company.

Risk Factors

The following risk factors should be carefully considered in evaluating our business and us because they have a significant impact on our business, operating results, financial condition, and cash flows. If any of these risks actually occurs, our business, financial condition, operating results and/or cash flows could be adversely affected.

The market structure in which we operate may change, making it difficult for us to maintain our levels of profitability.

The market structure in which we operate is subject to changes that could adversely affect our financial condition and results of operations. Most notably, the NYSE’s recent proposed changes in its automated trade execution system and the SEC’s recent proposed structural changes in the U.S. equity trading markets may have an adverse effect on our business.

In February 2004 and again on August 2, 2004, the NYSE proposed to expand its Direct+® trading system to eliminate the current limits on size, timing and types of orders that currently may be executed electronically through the Direct+® system and thereby create a so-called hybrid market intended to incorporate a number of new trade execution options while preserving the option of access to auction price discovery and deep liquidity. Specifically, the NYSE’s proposals would eliminate the 1,099-share restriction on NYSE Direct+® orders, as well as the prohibition against entering orders for the same account within 30 seconds, and would permit market orders and immediate-or-cancel orders to be eligible for Direct+® execution. In addition, the NYSE’s proposals contain a number of other new features designed to “create a liquidity pool accessible for electronic and auction price discovery; the opportunity for benefits associated with human judgment at the point of sale; and accountable performance with focused communication by specialists.” The NYSE has indicated that it already has begun the technological work necessary to implement its proposed changes in the NYSE Direct+® system and has estimated that, subject to approval of its proposed changes by the SEC, a pilot or phased start of the new Direct+® system will get underway sometime in 2005.

In February 2004, the SEC proposed new rules which would require, subject to certain exceptions, that every “order execution facility” (i.e., every national securities exchange, national securities association that operates an order execution facility, alternative trading system, exchange specialist and market maker, OTC market maker, block positioner and any other broker or dealer that executes orders internally by trading as principal or crossing orders as agent) establish, maintain and enforce polices and procedures reasonably designed to prevent the execution of a “trade through” (viz., the execution of an order at a price that is inferior to a price displayed in another market) in its market. As originally proposed, this requirement would apply to all incoming orders in “NMS Stocks,” including all NASDAQ, NYSE and AMEX-listed stocks and any order execution facility that executes orders internally within its market, whether or not that market posts its best bid and offer, and would have (1) allowed customers (and broker dealers trading for their own accounts) to “opt-out” of the protections of the rule by providing informed consent to the execution of their orders, on an order-by-order basis, in one market without regard to the possibility of obtaining a better price in another market, and (2) taken into account the differences between the speed of execution in electronic versus manual markets by providing an automated market with the ability to trade through a non-automated market at a price up to a certain amount away from the best bid or offer displayed by the non-automated market.

On December 16, 2004, after receiving numerous comments on its proposed Regulation NMS rules, the SEC reproposed Regulation NMS (“Reproposed Regulation NMS”) and opened it for a 30-day comment period that ended on January 26, 2005. Reproposed Regulation NMS includes the following refinements of the trade-through rule:

•                  the establishment of intermarket protection against trade-throughs for all NMS stocks and protection of only those quotations that are immediately accessible through automatic execution. The revised rule also would limit investors' ability to opt out of the trade-through rule.

•                  two alternative approaches to the scope of quotations to be protected:

•                  The “Market BBO Alternative,” which would protect only the best bids and offers (“BBOs”) of each exchange trading a security, as well as the BBO of the NASD’s Alternative Display Facility and NASDAQ’s BBO; and

•                  The “Voluntary Depth Alternative,” which would protect the BBOs of each market and would establish a mechanism for a market to voluntarily protect its quotations at prices below its best bid or above its best offer (“depth-of-book”) that are publicly displayed. Thus, the alternative rule would protect all publicly displayed quotes, or limit orders, and not just the best quote.

We are subject to extensive regulation under federal and state laws that could result in investigations, fines or other penalties.

On March 29, 2004, we entered into a definitive agreement with the NYSE and the SEC to settle investigations by the NYSE and the SEC concerning specialist trading activity. The findings, neither admitted nor denied, include violations of Section 11(b) of the Exchange Act and rules promulgated thereunder concerning specialist trading, including the requirement that a specialist maintain a fair and orderly market, violation of various NYSE rules and violations of Section 15(b)(4)(E) of the Exchange Act, including failure to supervise with respect to certain transactions in which one or more employees allegedly violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Pursuant to the agreement, and without admitting or denying any wrongdoing, we paid on April 7, 2004 a total of $63.5 million for certain trades that occurred during the five-year period from 1999 through 2003. This settlement resolved the NYSE and the SEC investigations of specialist trading activity concerning us for all periods through 2003. The settlement represented a subsequent event reportable for 2003 under accounting principles generally accepted in the United States of America, and we recorded a $63.5 million pre-tax charge for 2003. The four other largest NYSE specialist firms also settled the investigations concerning their specialist trading activity during the 1999 through 2003 period at the same time. The two smaller NYSE specialist firms later settled the investigations concerning their specialist trading activity during the 1999 through 2003 period.  More recently, in December 2004, our LaBranche & Co. LLC subsidiary received a notice from the NASD Amex Regulation Division stating a preliminary determination by the NASD Amex Regulation Division’s staff to seek disciplinary action against LaBranche & Co. LLC for violations of certain federal securities laws and the Amex’s Constitution and Rules, including Sections 10(b), 9A and

17(a) of the Securities Exchange Act of 1934, in connection with manual book freezes effected in one of LaBranche & Co. LLC’s Amex specialist stocks during the period March 8, 2004 through October 21, 2004.

We are subject to extensive regulation under both federal and state laws. In addition, the SEC, the NYSE, the NASD, the AMEX, other self-regulatory organizations, more commonly known as “SROs,” and state securities commissions require strict compliance with their respective rules and regulations. As a result of our acquisitions since 1997 and the consequent increase in the size of our business and in the number of our employees, the risk that we will not detect or prevent employee misconduct has increased. Employee misconduct that may be difficult to detect could result in losses. Misconduct by employees could include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks, or hiding from us unauthorized or unsuccessful activities, which, in either case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputation or financial harm.

If there are any additional investigations or actions against us or any of our subsidiaries, such investigations or actions could result in settlements, determinations or judgments requiring substantial payments by us, including the costs of defending such investigations or actions, the imposition of substantial sanctions, fines or penalties and the suspension or revocation of our registration with the SEC as a broker dealer or our suspension or expulsion as a member firm of the NYSE and the AMEX, in which case we would be unable to operate our business.

It also may be difficult for us to comply with other new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities and SROs, including the NYSE and the AMEX. Failure to comply would have an adverse effect on our business, financial condition and/or operating results. Other changes in the interpretation or enforcement of existing laws and rules by the SEC, these governmental authorities and SROs also could have an adverse effect on our business, financial condition and/or operating results.

Failure to comply with undertakings set forth in the settlement with the NYSE and SEC could adversely affect us.

In connection with the settlement of the NYSE and the SEC investigations concerning our NYSE specialist trading activity, we agreed to, and we are complying with, the following undertakings:

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

If we are, in the future, unable to satisfy or maintain compliance with any of these undertakings for reasons that we cannot foresee, such failure could have a material adverse effect on our business and our regulatory compliance structure.

We also are subject to the risks of securities laws liability and related civil litigation.

Many aspects of our business involve substantial risks of legal liability. A specialist is exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NYSE and the AMEX.

The above-described NYSE and SEC investigations of our NYSE specialist trading practices have also resulted in the initiation of purported class action and derivative action proceedings against us and certain of our officers and directors in the United States District Court for the Southern District of New York and other proceedings in other courts, all of which are described under “Business—Legal Proceedings.” We have continued to receive requests for information from the SEC and also have received requests for information from the United States Attorney’s Office for the Southern District of New York as part of an industry-wide investigation relating to activities of NYSE floor specialists in recent years. Two additional actions have been commenced by entities against four national securities exchanges and 35 securities brokers (including our LSP subsidiary) in the United States District Court for the Northern District of Illinois, alleging that LSP conspired with the other defendants by allegedly failing to execute orders, canceling orders and refusing to cancel orders for the purchase and sale of options.

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

We also are subject to the risk of civil litigation, employment claims and other actions in the ordinary course of our business operations. In particular, LFSI, as successor in interest to ROBB PECK McCOOEY Clearing Corporation, or RPMCC, has been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of RPMCC’s business operations. It is possible that we could incur significant legal expenses in defending ourselves against these and future lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

We may have insufficient capital in the future and may be unable to secure additional financing when we need it.

Our business depends on the availability of adequate capital. We cannot be sure that we will have sufficient capital in the future or that additional financing will be available on a timely basis, or on terms favorable to us. Historically, we have satisfied these needs with internally generated funds, the issuance of subordinated debt by our operating subsidiaries and the issuance of common stock and notes representing our indebtedness. While we currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital, regulatory capital and capital expenditure requirements through at least the next twelve months, we may need to raise additional funds to:

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

Adverse changes affecting the economy and/or the securities markets could result in a further decline in market volatility or liquidity, thus negatively impacting revenues at our specialist and execution and clearing segments. Many elements of our cost structure do not decline if we experience reductions in our revenues and we may be unable to adjust our cost structure on a timely basis, or at all, and we could suffer losses.

The lack of growth in share volume, rising program trading and low levels of volatility on the NYSE over the past three years have negatively affected our results of operations and may adversely affect our operations in the future.  Although U.S. equity prices generally recovered in

2003 and 2004, adverse changes in the economy and the securities markets could return, resulting in:

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

•                  further increases in claims and litigation.

Whether market and economic conditions will continue to improve and whether we will be able to adequately protect our interests and maintain revenues in the future is uncertain.

Risks associated with our trading transactions could result in trading losses.

A majority of our Specialist segment’s revenues are derived from trading by us as principal. We may incur trading losses relating to these activities, since each such trade primarily involves the purchase, sale or short sale of securities for our own account. In any period, we may incur trading losses in a significant number of our specialist stocks, options, rights and ETFs for a variety of reasons, including price declines, lower trading volumes and the required performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any downward price movement in these securities results in an immediate reduction of our revenues and operating results. LSP’s specialist and market-maker trading in options, ETFs, futures, other derivative instruments and foreign currencies also exposes it to certain additional risks associated with such factors as price fluctuations, foreign exchange currency movements, changes in the liquidity of markets, volatility and counterparty credit. Although we have adopted and carry out risk management procedures, we cannot be sure that these procedures have been formulated properly to identify or completely limit our risks and, even if formulated properly, we cannot be sure that we will successfully implement these procedures. As a result, we may not be able to manage our risks successfully or avoid trading losses.

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

Our roles as a specialist and market maker, at times, require us to make trades that adversely affect our operating results. In addition, as a specialist and market-maker, we are at times required to refrain from trading for our own account in circumstances in which it may be to our advantage to trade. For example, we may be obligated to act as a principal when buyers or sellers outnumber each other and take a position counter to the market, buying or selling shares to support an orderly market in the affected stocks. In addition, specialists and market-makers generally may not trade for their own account when public buyers are meeting public sellers in an orderly fashion and may not compete with public orders at the same price. By having to support an orderly market, maintain inventory positions and refrain from trading under some favorable conditions, we are subject to risk. In addition, one consequence of the SEC and the NYSE investigations of NYSE specialist trading practices may be amendments by the NYSE and, possibly, the AMEX, of the rules, practices and procedures governing our specialist and market-making activities in a manner that could adversely affect our trading revenues.

Failure to comply with net capital and net liquid asset requirements may result in the revocation of our registration with the SEC or our expulsion from the NYSE and/or the AMEX.

The SEC, the NYSE, the AMEX and various other regulatory agencies have stringent rules with respect to the maintenance of minimum levels of capital and net liquid assets by securities broker-dealers and specialist firms. Currently, LaBranche & Co. LLC and LSPS are required to maintain minimum combined net liquid assets of approximately $447.0 million. Failure by any of our broker-dealer and specialist subsidiaries to maintain its required level of net capital and net liquid assets may subject it to suspension or revocation of its SEC registration or suspension or expulsion by the NYSE and/or the AMEX. If this occurs, we would be unable to operate our business. In addition, a change in these rules, the imposition of new rules or any unusually large capital requirement or charge against the regulatory capital of any of our broker-dealer subsidiaries could limit those areas of our operations which require intensive use of capital. These rules also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, thus limiting our ability to expand, diversify or even maintain our present levels of business, pay dividends, repay debt and repurchase shares of our outstanding common stock.

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

•                  being chosen as the specialist for additional listing companies;

•                  our ability to respond to regulatory and technological changes; and

•                  our ability to respond to changing demands in the marketplace.

This, in turn, could have an adverse effect on our revenues. Over the past few years, a number of alternative trading systems have been developed or emerged. These alternative trading systems may compete with specialists by increasing trading in NYSE-listed and AMEX-listed securities off the NYSE and the AMEX trading floors. In addition, as described above, the SEC and the NYSE’s recently proposed market structure rule changes could result in increased trading of NYSE-listed and AMEX-listed securities in electronically-matched orders and thus reduce levels of trading of such securities through specialists.

Historically, a relatively small number of listed companies have accounted for a significant portion of our revenues from our NYSE specialist trading activities. The loss of any of these listed companies could have an adverse effect on our revenues. For the years ended December 31, 2002, 2003 and 2004, transactions in our 10 most actively traded NYSE specialist stocks accounted for approximately 27.5%, 19.0% and 16.8% of our total NYSE principal trading revenues, respectively. The composition of these ten most actively traded specialist stocks changes frequently. We cannot be certain that we will be able to retain these or any other of our top listed companies. We can lose these listed companies if they cease to be traded on the NYSE as a result of being acquired or otherwise delisted. In addition, under NYSE procedures allowing listed companies greater latitude to request a change in their specialist or if the NYSE were to determine that we have failed to fulfill our obligations as specialist for a listed company, our registration as the specialist for that listed company could be canceled or suspended.

We cannot be sure that we will be able to compete effectively with current or future competitors. Our failure to compete effectively would have an adverse effect on our operating results. We obtain all our new listings on the NYSE by going through an allocation process. In this process, either a committee of the NYSE or the listing company chooses the specialist. The competition for obtaining new listing companies is intense. We expect competition to continue and further intensify in the future. Some of our competitors may have significantly greater financial and other resources than we have and may have greater name recognition. These competitors may be able to respond more quickly to new or evolving opportunities and listing company requirements. They also may be able to undertake more extensive promotional activities to attract new listing companies, especially those which are not publicly-traded specialist firms.

We have significant debt obligations.

We have a significant amount of debt. As of December 31, 2004, our total debt outstanding was $500.7 million, excluding subordinated liabilities related to contributed exchange memberships. LaBranche & Co. LLC also may borrow, subject to certain conditions, up to $200.0 million to finance its specialist security positions under a committed line-of-credit with a U.S. commercial bank. Our significant level of debt could have important consequences, including the following:

•                  our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements or other purposes may be impaired;

•                  our ability to use operating cash flow in other areas of our business may be limited because we dedicate a substantial portion of these funds to service our debt; and

•                  limitation on our flexibility to adjust to changing market conditions, changes in our industry and economic downturns.

Our ability to take certain actions is restricted by the terms of our outstanding indebtedness.

The covenants in the indenture governing our outstanding 9.5% Senior Notes due 2009, in the aggregate principal amount of $199.9 million, and our outstanding 11.0% Senior Notes due 2012, in the aggregate principal amount of $260.0 million (collectively, the “outstanding senior notes”), LaBranche & Co. LLC’s $200.0 million committed line of credit agreement with a bank and subordinated note purchase agreements (under which $12.0 million remains outstanding), as well as any future financing agreements, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These covenants limit or restrict our ability and the ability of our subsidiaries to:

•                  incur additional debt;

•                  pay dividends and make distributions;

•                  repurchase our common stock or subordinated indebtedness prior to maturity;

•                  make certain investments;

•                  create liens on our assets;

•                  transfer or sell assets;

•                  enter into transactions with affiliates;

•                  issue or sell stock of subsidiaries; or

•                  merge or consolidate.

The subordinated note purchase agreements also require LaBranche & Co. LLC to comply with certain financial ratios. LaBranche & Co. LLC’s ability to comply with these ratios may be affected by events beyond our or its control. If any of the covenants in our indebtedness are breached, or if LaBranche & Co. LLC is unable to comply with required financial ratios, we or it may be in default under such agreements. A significant portion of our indebtedness then may become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments, including payments on the outstanding senior notes.

We may not be able to generate sufficient cash flows to meet our debt service obligations, including payments on the outstanding senior notes.

Our ability to generate sufficient cash flows from operations to make scheduled payments on our debt obligations will depend on our future financial performance, which will be, to an extent, subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will generate sufficient cash flows or that future borrowings will be available to us in an amount sufficient to enable us to pay our debt, including the outstanding senior notes, or to fund our other liquidity needs. If our future cash flows from operations are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to sell assets, obtain additional equity capital or restructure or refinance all or a portion of our debt, including the outstanding senior notes, on or before maturity. We cannot assure you that we will be able to repay or refinance our debt, including the outstanding senior notes, on a timely basis or on satisfactory terms, if at all.

We may not be able to finance a change of control offer required by the indenture governing the outstanding senior notes.

If we were to experience a change of control, we would be required to offer to repurchase all outstanding senior notes then-outstanding, as well as all of our then-outstanding 12.0% senior subordinated notes due 2007, in the aggregate principal amount of approximately $13.6 million (the “2007 notes”), in each case at a price equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. This purchase requirement may delay or make it harder for others to obtain control of us. If a change of control were to occur, it is possible that we would not have sufficient funds to repurchase these notes or that restrictions in the credit agreement and LaBranche & Co. LLC’s subordinated note purchase agreements and such other notes would not allow such repurchases. If we do not have sufficient funds at the time of a repurchase obligation or cannot meet any obligations under the credit agreement, the subordinated note purchase agreements, the indenture governing the outstanding senior notes, or the indenture governing the 2007 notes, we would be forced to seek additional third-party financing. However, it is possible that we would not be able to obtain such financing on favorable terms, or at all.

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

Any information or communication systems failure or decrease in information or communications systems performance that causes interruptions in our operations could have an adverse effect on our business, financial condition and/or operating results. Our systems may fail as a result of a hardware, software, power or telecommunications failure. In addition, our offices are located in close proximity to the site of the September 11, 2001 terrorist attacks on the World Trade Center. The aftermath of the attacks on the World Trade Center required us to close our operations and temporarily operate from our disaster recovery site. The NYSE also was forced to stop operating for four consecutive trading days, which caused our operations to halt. It is possible that additional terrorist attacks or acts of war may occur in the future and that such attacks could compromise or disable our systems. Although we have established back-up disaster recovery centers in New Jersey and New York, they may not be effective in preventing an interruption of our business.

We also are dependent on the proper and timely function of complex information and communications systems maintained and operated by or for the NYSE, the AMEX and clearing and depositary institutions. Failures or inadequate or slow performance of any of these systems could adversely affect our ability to operate and complete trades. The failure to complete trades on a timely basis could subject us to losses and claims for losses of brokers and their customers.

Our future success will depend on the ability to upgrade information and communications systems, and any failure to do so could harm our business and profitability.

The development of complex communications and new technologies, including Internet-based technologies, may render our existing information and communications systems outdated. In addition, our information and communications systems must be compatible with those of the NYSE and the AMEX. As a result, when and if the NYSE or the AMEX upgrades its systems, we will need to make corresponding upgrades. Our future success will depend on our ability, on a cost-effective basis, to timely respond to changing technologies. Our failure to do so could have an adverse effect on our business, financial condition and/or operating results.

The NYSE’s ability to develop information and communications systems and complex computer and other technology systems has been instrumental in its growth and success. We are dependent on the continuing development of technological advances by the NYSE and the AMEX, a process over which we have no control. If the NYSE for any reason is unable to continue its history of computer-related and other technological developments and advances, it could have an adverse effect on the success of the NYSE, including its ability to grow, to manage its trading volumes and to attract new listings. Any such developments can be expected to adversely affect our operations, financial condition and operating results.

If we lose the services of our key personnel or cannot hire additional qualified personnel, our business will be harmed.

Our future success depends on the continued service of key employees, particularly George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President. The loss of the services of any of our key personnel or the inability to identify, hire, train and retain other qualified personnel in the future could have an adverse effect on our business, financial condition and/or operating results. Competition for key personnel and other highly qualified management, trading, compliance and technical personnel is intense. We cannot assure you that we will be able to attract or retain highly qualified personnel in the future.

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

Our business has grown since 1997, primarily due to acquisitions we have made since then. The growth of our business has increased the demands upon our management and operations. This growth has required, and will continue to require, an increase in investment in management personnel, financial and management systems and controls and facilities. The scope of procedures for assuring compliance with applicable rules and regulations has changed as the size and complexity of our business has increased. In response, we have implemented formal compliance procedures that are regularly updated. Our future operating results will depend on our ability to continue:

•                  to improve our systems for operations, financial control and communication and information management;

•                  to refine our compliance procedures and enhance our compliance oversight;

•                  to maintain strong relationships with, and attract new, listed companies; and

•                  to retain and incentivize our employees.

Three of our current or former executive officers are in a position to substantially control matters requiring a stockholder vote.

Certain of our current and former managing directors who currently own a significant amount of our outstanding common stock have entered into a stockholders’ agreement under which they have agreed, among other things, that their shares of our common stock will be voted, for as long as they own their shares, as directed by a majority vote of George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President, Alfred O. Hayward, Jr., our executive officer, director and Chief Executive Officer of LaBranche & Co. LLC and James G. Gallagher, a former executive officer and director. Accordingly, these individuals have the ability to substantially control most matters requiring approval by our common stockholders. These matters include the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, a merger or consolidation, a takeover or another business combination.

Item 2.                                   PROPERTIES.

Our offices are located at One Exchange Plaza, New York, New York, where we lease approximately 36,000 square feet under two separate leases expiring in January 2008, and at 120 Broadway, New York, New York, where we lease approximately 45,000 square feet under a sublease expiring in March 2006.  We also lease five trading posts on the floor of the NYSE, approximately 8,600 square feet of additional space at locations in New York, New Jersey and Boston under leases expiring between June 2005 and September 2012. In addition, we lease approximately 1,000 square feet in Amsterdam, The Netherlands, under a lease expiring in April 2009, and a workstation (approximately 25 square feet) in London, England, under a month-to-month operating lease. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the near future.

Item 3.                                   LEGAL PROCEEDINGS.

Specialist Trading Investigations.  On March 30, 2004, LaBranche & Co. LLC and other NYSE specialist firms entered into agreements with the SEC and NYSE to settle the SEC and NYSE investigations concerning alleged improper specialist trading practices by specialists on the NYSE.  Pursuant to the settlement, LaBranche & Co. LLC consented, without admitting or denying any wrongdoing, to an SEC order instituting administrative cease-and-desist proceedings, making findings, and imposing remedial sanctions and a cease-and-desist order.  The SEC’s findings, neither admitted nor denied, included violations by LaBranche & Co. LLC of Section 11(b) of the Exchange Act and Rule 11b-1 promulgated thereunder, NYSE Rules 104, 92, 123B, 401 and 342, and Section 15(b)(4)(E) of the Exchange Act.  The Section 15(b)(4)(E) finding includes a failure reasonably to supervise individual specialists who, the finding states, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder with respect to transactions in six particular stocks.  Pursuant to the settlement, LaBranche & Co. LLC paid $41.6 million in restitution and $21.9 million in a civil money penalty, which we accrued for the year ended December 31, 2003, in connection with trades that occurred during the years 1999 through 2003 and has agreed to undertakings stated in the SEC’s order.  We have continued to receive requests for information from the SEC and also have received requests for information from the United States Attorney’s Office for the Southern District of New York as part of an industry-wide investigation relating to activities of NYSE floor specialists in recent years.  We are cooperating with the requests.

In re LaBranche Securities Litigation.  On or about October 16, 2003 through December 16, 2003, nine purported class action lawsuits were filed by purchasers of our common stock in the United States District Court for the Southern District of New York, including Sofran v. LaBranche & Co Inc., et al., No. 03 CV 8201, Semon v. LaBranche & Co Inc., et al., No. 03 CV 8255, Haug v. LaBranche & Co. Inc., et al., No. 03 CV 8265, Labul v. LaBranche & Co Inc., et al., No. 03 CV 8365, Murphy v. LaBranche & Co Inc., et al., No. 03 CV 8462, Strain v. LaBranche & Co Inc., et al., No. 03 CV 8509, Yopp v. LaBranche & Co Inc., et al., No. 03 CV 8783, Ferris v. LaBranche & Co Inc., et al., No. 03 CV 8806, and Levin v. LaBranche & Co Inc., et al., No. 03 CV 8918.  On March 22, 2004, the court consolidated these lawsuits under the caption In re LaBranche Securities Litigation, No. 03 CV 8201.  The court named the following lead plaintiffs:  Anthony Johnson, Clyde Farmer, Edwin Walthall, Donald Stahl and City of Harper Woods Retirement System.

On June 7, 2004, plaintiffs filed a Consolidated Class Action Complaint.  On July 12, 2004, plaintiffs filed a Corrected Consolidated Class Action Complaint.  Plaintiffs allege that they represent a class consisting of persons and entities that purchased or otherwise acquired our common stock during the period beginning on August 19, 1999 and concluding on October 15, 2003.  Plaintiffs allege that we, LaBranche & Co. LLC, and certain of our and/or LaBranche & Co. LLC’s past or present officers and/or directors, including George M.L. LaBranche, IV, William J. Burke, III, James G. Gallagher, Alfred O. Hayward, Jr., Robert M. Murphy and Harvey S. Traison, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by failing to disclose improper specialist trading.  Plaintiffs also allege that two other of our past or present officers and/or directors, S. Lawrence Prendergast and George E. Robb, Jr., also violated Section 20(a) of the Exchange Act.  Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses.

In re NYSE Specialists Securities Litigation.  On or about October 16, 2003 through December 16, 2003, four purported class action lawsuits were brought by persons or entities who purchased and/or sold shares of stocks of NYSE-listed companies for which LaBranche & Co. LLC and any other NYSE specialist firm acted as specialist, including Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and the California Public Employees’ Retirement System (CalPERS) v. The New York Stock Exchange, Inc., et al., No. 03 CV 9968.  On March 11, 2004, a fifth action asserting similar claims, Rosenbaum Partners, LP v. The New York Stock Exchange, Inc., et al., No. 04 CV 2038, was filed in the United States District Court for the Southern District of New York by an individual plaintiff who does not allege to represent a class.  On May 27, 2004, the court consolidated these lawsuits under the caption In re NYSE Specialists Securities Litigation, No. CV 8264.  The court named the following lead plaintiffs: California Public Employees’ Retirement System (“CalPERS”) and Empire Programs, Inc.

On September 15, 2004, plaintiffs filed a Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty alleging that they represent a class consisting of all public investors who purchased and/or sold shares of stock listed on the NYSE from October 17, 1998 to October 15, 2003.  Plaintiffs allege that we, LaBranche & Co. LLC, Mr. LaBranche and other NYSE specialist firms and their respective parents and affiliates violated Section 10(b), Rule 10b-5 and Section 20(a) by failing to disclose improper specialist trading, improperly profiting on purchases and/or sales of NYSE-listed securities and breaching and/or aiding and abetting breaches of fiduciary duty.  Plaintiffs also name the NYSE as a defendant.  Plaintiffs seek unspecified money damages, restitution, forfeiture of fees, commissions and other compensation, equitable and/or injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on trading proceeds, and attorneys’ fees and reimbursement of expenses.

Posner.  On or about December 4, 2003, an action brought by Michele Posner, who purports to act on behalf of the general public, Posner v. LaBranche & Co Inc., et al., No. BC307099, was filed in the Superior Court of the State of California, County of Los Angeles.  Plaintiff alleges that we, Messrs. LaBranche, Burke, Hayward, Murphy and Traison, other NYSE specialist firms, the parents and affiliates of other specialist firms and individuals at other specialist firms violated California Business and Professions Code § 17200 by engaging in improper specialist trading.  Plaintiff sought an order permanently enjoining the alleged misconduct, restitution, an order declaring acts and practices to be “unlawful, unfair and/or fraudulent,” an accounting to determine the amount to be returned by defendants and the amounts to be refunded to members of the public, the creation of an administrative process for defendants’ customers to recover their losses, and attorneys’ fees.  On February 27, 2004, the defendants in the action removed the action to the United States District Court for the Central District of California (No. CV04-1345).  On May 17, 2004, the action was transferred to the United States District Court for the Southern District of New York (No. 04 CV 3966).  On December 8, 2004, plaintiff voluntarily dismissed the action.

Brown.  On or about November 6, 2003, a purported shareholder derivative action, Brown v. George M. L. LaBranche IV, et al., No. 03 603512, was filed by Norman and Florence Brown, who purport to be two of our shareholders, and who purport to act on behalf of us, against certain of our past or present directors and officers, including Messrs. LaBranche, Hayward, Murphy and Traison and Thomas E. Dooley, E. Margie Filter (who is deceased), James G. Gallagher, David A. George, Donald E. Kiernan, S. Lawrence Prendergast and George E. Robb, Jr., in the Supreme Court of the State of New York, New York County.  Plaintiffs allege breaches of fiduciary duty arising out of statements by us concerning our specialist trading business that are alleged to have been false and misleading because we failed to disclose alleged violations of NYSE rules.  According to plaintiffs, “[a]t least a majority of the Individual Defendants had knowledge of, or were reckless in not knowing of these false and misleading statements and the improper transactions concealed by such statements, and failed to establish and maintain adequate policies, systems and procedures reasonably designed to detect and prevent such improper transactions.”  Plaintiffs seek damages, return of all compensation received by the defendants for periods during which they allegedly breached their fiduciary duties, an order requiring implementation of corrective measures to prevent repetition of the alleged wrongful conduct, and attorneys’ fees and reimbursement of expenses.

On November 8, 2004, the court dismissed the action due to plaintiffs’ failure to make a pre-litigation demand.  The court’s decision states that the dismissal is “without prejudice to the bringing of a new action, if a pre-suit demand is either rejected or not considered within a reasonable amount of time.”

On January 31, 2005, plaintiffs made a demand, alleging “improper transactions in connection with [LaBranche & Co. LLC’s] role as a specialist on the New York Stock Exchange” and further alleging that the “Board of Directors breached its fiduciary duties by . . . failing to exercise reasonable and prudent supervision over the management policies, practices, controls, and financial affairs of LaBranche,” and demanding the following: (1) the appointment of “new independent directors who will form a special committee to investigate the alleged managerial, financial, trading and accounting improprieties,” (2) modification of the definition of outside director, (3) separation of the office of chairman and chief executive officer and the election by outside directors of an outside director to serve as chairman, (4) the special committee “must seek restitution and/or monetary damages on behalf of the Company, by lawsuit if necessary,” from Messrs. LaBranche, Burke, Dooley, Gallagher, George, Hayward, Kiernan, Murphy, Prendergast, Robb and Traison and Ms. Filter and “any other current or former officer, director or employee, for any and all costs incurred by the Company as a result of the alleged improprieties including, but not limited to, any damages incurred as a result of the federal securities lawsuits,” (5) an investigation by “outside auditors” of “accounting and controls,” following which our board “must ensure that any and all deficiencies or weaknesses in the Company’s accounting and controls are promptly remedied,” (6) creation of a chief ethics officer position and mandatory ethics training, and (7) a recommendation by the special committee of “the resignation or dismissal from office of any and all officers, directors or employees found to have breached any fiduciary duty to the Company, or any law, regulation or internal Company rules.”  The letter states that the Brown’s counsel “intend to file a shareholder derivative complaint on behalf of the Browns and for the benefit of LaBranche if, after the expiration of ninety (90) days from the date of this demand, the Board has not responded to the demand or has otherwise failed to satisfy controlling law.”

Henik.  On or about February 1, 2005, a purported shareholder derivative action, Henik v. LaBranche, et al., No. 05 CV 1087, was filed by Diane Henik, who purports to be one of our stockholders, and who purports to act on behalf of us, against certain of our past or present directors and officers, including Messrs. LaBranche, Burke, Dooley, Gallagher, George, Hayward, Kiernan, Murphy, Prendergast, Robb and Traison and Ms. Filter, in the United States District Court for the Southern District of New York.  Plaintiff alleges breaches of fiduciary duty arising out of alleged improper specialist trading and violations of NYSE rules.  According to plaintiff, the defendants “engaged in numerous acts, and on some occasions, failed to act, both of which caused LaBranche to suffer damages,” “were extremely reckless with respect to LaBranche’s internal controls, its corporate governance practices, and their own formal oversight responsibility,” “it [is] likely that some or all” defendants “actually directed, knew of, acquiesced after the fact, or could have easily discovered” the alleged improper trading, “there were numerous red flags . . . that were deliberately ignored that suggest that the Board actually knew of the misconduct alleged herein” or that “could have alerted a conscientious director that something was amiss,” and that the defendants “either knowingly breached their fiduciary duties to LaBranche and its shareholders, or at the very least, engaged in extremely reckless conduct which also was a breach of fiduciary duties.”  Plaintiff seeks unspecified money damages, attorneys’ fees and reimbursement of expenses.

Last Atlantis and Rule.  On January 20, 2004, five entities that allege that they are purchasers and sellers of options commenced an action in the United States District Court for the Northern District of Illinois, Last Atlantis Capital LLC v. Chicago Board of Options Exchange, Inc., et al., No. 04 C 0397, against four national securities exchanges (the American Stock Exchange, the Chicago Board Options Exchange, the Philadelphia Stock Exchange and Pacific Exchange) and 35 alleged securities brokers and/or dealers, including our LSP subsidiary, who, plaintiffs allege, made markets in options on the named exchanges. Plaintiffs allege that we and LSP conspired with other defendants by allegedly failing to execute orders, canceling orders, and refusing to cancel orders allegedly submitted by plaintiffs for the purchase and sale of options.  Plaintiffs allege violations of federal antitrust laws (Section 1 of the Sherman Act), and securities law (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, violations of an Illinois consumer fraud and deceptive business practices statute, and tortious interference with plaintiffs’ business.  Injunctive relief and damages (including punitive damages) in an unspecified amount are sought.  On January 28, 2005, an individual represented by the same counsel who represent the plaintiffs in the Last Atlantis case commenced a substantially similar action in the United States District Court for the Northern District of Illinois, Rule v. Chicago Board of Options Exchange, Inc., et al., No. 05 C 0539, making substantially the same allegations and seeking the same relief against the same defendants, including LSP and us.  To our knowledge, the complaint in the Rule case has not been served.

NASD/AMEX Notice of Disciplinary Action.  On December 15, 2004, LaBranche & Co. LLC received a notice from the NASD Amex Regulation Division stating a preliminary determination has been made by the NASD Amex Regulation Division’s staff to seek disciplinary action against LaBranche & Co. LLC for violations of certain federal securities laws and the Amex Constitution and Rules, including Sections 10(b), 9A and 17(a) of the Exchange Act, in connection with manual book freezes effected in one of LaBranche & Co. LLC’s Amex specialist stocks during the period March 8, 2004 through October 21, 2004.  Prior to receiving this notice, we had determined that the individual specialist responsible for the book freezes failed to adhere to company policy and had terminated that employee. We have submitted a response to the staff of the NASD Amex Regulation Division setting forth the reasons why disciplinary action should not be brought against LaBranche & Co. LLC and we are cooperating with the NASD Amex Regulation Division in this matter.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described above are without merit, and we deny all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described above, we and our operating subsidiaries have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of our and their respective businesses, including, in particular, three separate employment discrimination proceedings currently pending against LaBranche & Co. LLC before the United States Equal Employment Opportunity Commission. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

Item 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE under the symbol “LAB.” The following table sets forth the range of high and low closing sales prices for our common stock on the NYSE for the periods indicated:

	Fiscal 2003		Fiscal 2004
	High	Low	High	Low

First Quarter	$26.99	$15.51	$12.10	$8.97

Second Quarter	$22.75	$16.29	$11.19	$8.20

Third Quarter	$23.26	$14.60	$8.58	$7.69

Fourth Quarter	$13.83	$7.60	$9.12	$7.09

Holders

As of February 1, 2005, we had 87 stockholders of record of our common stock and an estimated 7,200 beneficial owners. The closing sale price of our common stock on February 1, 2005 was $9.69 per share.

Dividends

Until 2003, we did not pay dividends on our common stock. In the first three fiscal quarters of 2003, however, we paid a quarterly cash dividend in the amount of $.08 per share to the holders of record of our common stock as of January 31, 2003, April 30, 2003 and July 31, 2003. On October 20, 2003, our Board of Directors suspended the payment of dividends with respect to our common stock because of the decline in our profitability and because earnings were not sufficient to support payment of further dividends in compliance with certain of the financial covenants contained in the indentures governing our then-outstanding senior indebtedness.

We do not expect to declare or pay any dividends on our common stock in the foreseeable future, but instead intend to retain all earnings, if any, to invest in our operations and service our debt obligations.  The payment of future dividends is within the discretion of our Board of Directors and will depend on our future earnings, capital requirements, applicable regulatory restrictions, financial condition, the application of the financial covenants contained in the indentures governing our currently outstanding debt obligations and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders to be held on May 17, 2005, which will be filed within 120 days of the end of our fiscal year ended December 31, 2004 (the “2005 Proxy Statement”), is incorporated herein by reference.

Item 6.                                   SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004, 2003 and 2002 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this filing. The selected financial data set forth below for the years ended December 31, 2001 and 2000 and as of December 31, 2001 and 2000 have been derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public auditors, which are not included elsewhere in this filing. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this filing.

	For Year Ended December 31,
(000’s omitted)	2004	2003	2002	2001	2000
STATEMENT OF OPERATIONS DATA:
Revenues:
Net gain on principal transactions	$182,535	$202,207	$342,400	$340,795	$282,948
Commissions	96,045	94,443	92,044	62,866	45,381
Realized gain from sale of Lava investment	24,900	—	—	—	—
Other	15,567	9,339	18,401	20,469	16,480
Total revenues	319,047	305,989	452,845	424,130	344,809

Expenses:
Employee compensation and benefits	99,310	99,123	131,511	110,832	88,759
Interest	63,789	48,188	48,589	52,049	41,893
Restitution and fines	—	63,519	—	—	—
Goodwill impairment	37,600	170,302	—	—	—
Exchange memberships impairment	18,327	515	—	—	—
Debt repurchase premium	49,029	—	—	—	—
Other	106,461	109,416	106,621	104,538	47,580
Total expenses	374,516	491,063	286,721	267,419	178,232

Income (loss) before minority interest and provision (benefit) for income taxes	$(55,469)	$(185,074)	$166,124	$156,711	$166,577

Net income (loss)	$(43,780)	$(179,389)	$87,226	$71,587	$81,923

	As of December 31,
(000’s omitted)	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
Total assets	$2,055,097	$1,963,090	$1,912,802	$2,000,837	$1,004,122
Total long term obligations (1)	498,733	275,891	383,233	429,205	397,828
Stockholders’ equity	$692,986	$772,964	$989,688	$928,358	$370,901

(1)                                  Includes obligations under our subordinated debt (excluding those related to contributed exchange memberships).

	For Year Ended December 31,
	2004	2003	2002	2001	2000
COMMON SHARE DATA:
Earnings (loss) per share (diluted)	$(0.77)	$(3.08)	$1.34	$1.13	$1.69
Cash dividends declared per share	—	$0.24	—	—	—

Item 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this filing. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties including, but not limited to those discussed in “Risk Factors” set forth in Item 1 of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

For the year ended December 31, 2004, we reported a loss of $46.0 million, or $0.77 per share, which included a $24.6 million gain on the sale of our investment in Lava Trading, Inc., an exchange membership impairment charge of $18.3 million, a debt repurchase charge of $55.9 million, a goodwill impairment charge of $37.6 million and a preferred stock discount accretion charge of $0.5 million. Excluding the Lava sale and the exchange membership impairment, debt repurchase, goodwill impairment charges and preferred stock discount accretion, our net income available to common stockholders for the full year 2004 was $16.7 million, or $0.28 per diluted share.

The key drivers that contributed to the decreased revenues at our NYSE equity specialist subsidiary for 2004 included declining principal share volume and dollar value traded, lower market volatility and an increasing rate of program trading as a percentage of total trading volume on the NYSE. The decline in market volatility and rise in program trading resulted in fewer market imbalances, which lowered our rate of capital participation. Although this caused a 19.3% decrease in principal trading revenues at our LaBranche & Co. LLC subsidiary in 2004 versus 2003, our LSP and LSPS subsidiaries’ principal trading revenues grew 95.3% through expansion into new marketplaces and diversification of its specialist and market-making product offerings.

Throughout 2004, we continued to improve operational efficiencies by reducing headcount and related operating expenses and further enhancing our compliance and trading systems. We believe these changes have streamlined our organization without sacrificing our ability to respond to developments in the marketplace. If implemented, we anticipate that the NYSE’s proposed changes to its automated trade execution system and the SEC’s proposed market structure changes will provide more challenges. We are confident that our organization will successfully adapt to meet its future needs.

During 2004, we successfully completed a refinancing of certain of our indebtedness by repurchasing a substantial portion of our then-outstanding senior and senior subordinated notes and issuing $460.0 million aggregate principal amount of 9.5% senior notes due 2009 (the “Original 2009 Notes”) and 11.0% senior notes due 2012 (the “Original 2012 Notes” and collectively with the Original 2009 Notes, the “Original Senior Notes”).  Although this refinancing increased the aggregate principal amount of our outstanding indebtedness, the interest rates on the Original Senior Notes and the third-quarter repurchase of all remaining shares of our outstanding Series B preferred stock with a portion of the proceeds of the Original Senior Notes issuance have enabled us to extend the maturities of our debt without increasing our overall combined after-tax annual interest and dividends expense.

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

New Accounting Developments

In December 2003, the FASB issued FIN 46(R), “Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51.” FIN 46(R) requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns, or both, of the entity. FIN 46(R) was effective no later than the end of the first reporting period that ended after March 15, 2004. As of December 31, 2004, we have determined that none of our investments are considered a VIE under the guidance provided in FIN 46(R), and therefore, the implementation of FIN 46(R) has had no impact on our consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) will be effective for our third quarter of fiscal 2005. We are currently evaluating the effect of adoption of SFAS No. 123(R), but we do not expect it to have a material effect on our financial condition, results of operations or cash flows.

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded.  As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value.  The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the public market price of our common stock as of the valuation date of our 2004 third quarter impairment test, as well as our 2004 year-end impairment test, in estimating the fair value of our specialist reporting unit.  Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others.  We also assumed certain discount rates and certain terminal growth rates in our calculations. For our third quarter and year-end 2004 goodwill impairment tests, we engaged an independent business valuation firm to assist us in our BEV analyses.  Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill on an annual calendar basis (i.e., December 31) unless an event or change in circumstances would require an interim reassessment of impairment.  During the nine months ended September 30, 2004, certain changes in circumstances occurred, which management believed necessitated goodwill impairment testing. The two primary factors we analyzed, which indicated a need for us to reassess the reasonableness of the carrying value of our goodwill at September 30, 2004, were the prolonged downward trend in our principal trading revenues at our Specialist reporting unit and the continued decline in the public trading price of our common stock through September 30, 2004.  In our third quarter 2004 SFAS No. 142 test, we compared the fair value of our Specialist reporting unit and the fair value of our Specialist reporting unit’s goodwill—based on the methods described above—to their respective carrying values in two separate steps under SFAS No. 142 guidelines to arrive at the $37.6 million impairment charge we recognized during the third quarter. Notwithstanding our interim valuation of goodwill as of September 30, 2004, SFAS No. 142 requires us to test goodwill on an annual calendar basis. Accordingly, we updated our valuation models through and including our annual testing date, or December 31, 2004, and noted no further impairment of our goodwill. We cannot provide assurance that future goodwill impairment testing will not result in impairment charges in subsequent periods.

Our other intangible asset, as defined under SFAS No. 142, is our trade name. We determine the fair value of our trade name by applying the income approach using the royalty savings methodology. This method assumes that the trade name has value to the extent we are relieved of the obligation to pay royalties for the benefits received from it.  Application of this methodology requires estimating an appropriate royalty rate, which is typically expressed as a percentage of revenue. Estimating an appropriate royalty rate includes reviewing evidence from comparable licensing agreements and considering qualitative factors affecting the trade name. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our trade name.

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. As of September 30, 2004, the fair value of our trade name— determined in accordance with the methodology described above— exceeded its carrying amount. During our 2004 fiscal fourth quarter, no events or changes in circumstances occurred that required us to reassess the fair value of our trade name. Therefore, no impairment of our trade name exists at December 31, 2004. We cannot provide assurance that future trade name impairment testing will not result in impairment charges in subsequent periods.

Non-Marketable Securities

The use of fair value to measure certain non-marketable investments is a critical accounting estimate.  Investments in non-marketable securities consist of investments in equity securities of private companies, limited liability company interests and limited partnership interests, which do not have readily available price quotations. Certain investments in non-marketable securities are initially carried at cost, as an approximation of fair value.  Adjustments to carrying value are made if there are third-party transactions evidencing a change in value.  For certain other investments in non-marketable securities, we adjust their carrying value by applying the equity method of accounting, and for our investment in a limited partnership interest, we adjust its carrying value by recognizing our share of the partnership’s quarterly results of operations. In addition, if and when available, management considers other relevant factors relating to non-marketable investments in estimating their fair value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment—such as conversion features—among others.

Given management’s judgment involved in valuing certain of our non-marketable securities, it is possible, as of a given point in time, that a third-party could reach a different conclusion of fair value utilizing the same variables as we have in our analysis.

Other-Than-Temporary Impairment of Exchange Memberships

The determination of the fair value of our exchange memberships is a critical accounting estimate. Exchange memberships owned by us are originally carried at cost, pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities.  Adjustments to carrying value are made if we deem that an “other-than-temporary” decline in value, as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and in Section M of Topic 5 of the SEC staff accounting bulletin series (“SAB No. 59”), has occurred. In determining whether the value of our owned exchange memberships is impaired (i.e., fair market value is below cost) and whether such impairment is temporary or other-than-temporary, we consider many factors, including, but not limited to, information regarding recent sale and lease prices of exchange memberships, historical trends of sale and lease prices of memberships on a particular exchange and their duration, the current condition of the particular exchange’s market structure, legal and regulatory developments affecting the particular exchange’s market structure and earnings capability, trends in new listings on the particular exchange, general global and national economic factors and our knowledge and judgment of the specialist and execution and clearing industries and the securities market as a whole.

As a result of our analysis of the above-mentioned factors for the three and six month periods ended December 31, 2004, the difference between the fair value of our NYSE exchange memberships and their carrying value at December 31, 2004 is deemed temporary.  For the years ended December 31, 2004 and 2003, we recorded other-than-temporary impairment charges of $18.3 million and $0.5 million, respectively, to reduce the carrying value (or cost basis) of our NYSE (fiscal 2004) and AMEX (fiscal 2003) exchange memberships.

We cannot provide assurance that the consistent application of this accounting policy to future reporting periods will not result in further adjustments to the carrying value of our exchange memberships.

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

In order to fund the repurchase of the Old Notes, we issued the Original Senior Notes. The indenture governing the Original Senior Notes contains provisions similar to the indentures that governed the Old Notes prior to their amendment. For a more complete description of the restrictive covenants in the indenture governing the Original Senior Notes, please see “—Liquidity and Capital Resources.”

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

Repayment of Remaining 2004 Notes

On August 16, 2004, we repaid the $6.9 million aggregate principal amount of 2004 Notes that remained outstanding after our May 2004 refinancing, plus all accrued and unpaid interest thereon, for an aggregate of $7.2 million.  No 2004 Notes remain outstanding and the indenture governing the 2004 Notes was terminated.

Completed Exchange Offer

On September 10, 2004, pursuant to a registration rights agreement between the initial purchaser of the Original Senior Notes and us, we offered to exchange (i) our 9.5% Senior Notes due 2009 that have been registered under the Securities Act of 1933, as amended (the “2009 Senior Notes”), for an equal principal amount of outstanding Original 2009 Notes and (ii) our 11.0% Senior Notes due 2012 that have been registered under the Securities Act of 1933, as amended (the “2012 Senior Notes,” and together with the 2009 Senior Notes, the “Senior Notes”), for an equal principal amount of outstanding Original 2012 Notes.

The exchange offer expired on October 22, 2004, with the holders of 98.5%, or $197.0 million aggregate principal amount, of Original 2009 Notes having tendered their Original 2009 Notes for exchange, and the holders of 100.0%, or $260.0 million aggregate principal amount, of the Original 2012 Notes having tendered their Original 2012 Notes for exchange. The Senior Notes represent the same indebtedness as the Original Senior Notes that were exchanged and have been issued under the same indenture.  All subsequent references in this Report to the term “2009 Senior Notes” shall include the $3.0 million principal amount of Original 2009 Notes that were not tendered in the exchange offer and remain outstanding.

Completed Excess Proceeds Offer

To the extent we did not use the net proceeds of the sale of the Original Senior Notes to repurchase Old Notes in connection with the May 2004 debt refinancing, repurchase the then-outstanding shares of our Series B preferred stock before September 15, 2004 and pay related fees and expenses, the Senior Notes indenture required us to offer to use such “excess proceeds” to repurchase an equal principal amount of Senior Notes at a price of 101.0%, on a pro rata basis.

Based on the aggregate principal amount of Old Notes that we repurchased in May 2004, the repurchase of our Series B preferred stock in July 2004 (see “—Completed Preferred Stock Exchange Offer and Subsequent Repurchase”) and the fees and expenses incurred in connection therewith, the “excess proceeds” amount was approximately $18.2 million. Accordingly, on

November 1, 2004, we commenced an offer to purchase Senior Notes in the aggregate principal amount of up to approximately $18.2 million. This excess proceeds offer expired on December 1, 2004, with approximately $0.1 million principal amount, including accrued and unpaid interest, of 2009 Senior Notes having been tendered.

Completed Preferred Stock Exchange Offer and Subsequent Repurchase

On January 21, 2004, we completed an exchange offer pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, pursuant to which we exchanged one share of a newly-created Series B preferred stock for each share of our then-issued and outstanding Series A preferred stock. In the exchange offer, all of the approximately 39,186 shares of Series A preferred stock were exchanged by the fourteen holders of record for shares of our Series B preferred stock.  Issuance of the newly-created shares of Series B preferred stock was contingent upon the tender for exchange of 100% of the issued and outstanding shares of Series A preferred stock.

On June 14, 2004, we commenced an offer to purchase any and all of the approximately 39,186 then-outstanding shares of our Series B preferred stock.  On July 12, 2004, the offer expired with 100% of the then-outstanding shares of Series B preferred stock having been tendered.  On July 13, 2004, we purchased all of the tendered shares at a price of $1,000 per share, plus accrued and unpaid dividends up to but not including the date of purchase for approximately $42.6 million and all then-outstanding shares of our Series B preferred stock were retired.  As a result of the purchase, we recorded an expense in the third quarter of 2004 of approximately $0.5 million due to the acceleration of the discount accretion on the shares that were purchased.

Of the approximately 39,186 then-outstanding shares of our Series B preferred stock, approximately 9,760 shares had been held in escrow in order to secure the indemnification obligations of the former stockholders of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in connection with our acquisition of RPM in March 2001.  In connection with the completion of the offer to purchase all then-outstanding shares of our Series B preferred stock, this escrow arrangement was terminated in order to facilitate our objective of repurchasing and retiring all outstanding shares of our Series B preferred stock without forfeiting any material right to indemnification under the merger agreement governing our acquisition of RPM.

Results of Operations

Specialist Segment Operating Results

	For the Years Ended December 31,			2004 vs. 2003 Percentage	2003 vs. 2002 Percentage
(000’s omitted)	2004	2003	2002	Change	Change

Revenues:
Net gain on principal transactions	$182,535	$202,206	$342,400	(9.7)%	(40.9)%
Commissions	48,781	47,450	50,653	2.8	(6.3)
Other	13,707	6,927	8,116	97.9	(14.7)
Total segment revenues	245,023	256,583	401,169	(4.5)	(36.0)

Operating expenses	148,799	144,731	176,704	2.8	(18.1)
Goodwill impairment	37,600	166,250	—	(77.4)	—
Exchange memberships impairment	16,300	—	—	—	—
Restitution and fines	—	63,519	—	(100.0)	—

Pre-tax income (loss)	$42,324	$(117,917)	$224,465	135.9%	(152.5)%

Revenues from our Specialist segment consist primarily of net gain earned from principal transactions in securities for which we act as specialist. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures. Also included in net gain on principal transactions are net gains and losses resulting from our market-making activities in ETFs, options and futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as specialist, and accrued dividends receivable or payable on our equity positions. These revenues are primarily affected by changes in share volume traded and fluctuations in price of stocks, rights, options, ETFs and futures in which we are the specialist or in which we make a market.

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

Key Metrics of our LaBranche & Co. LLC Specialist Business—When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on our LaBranche & Co. LLC specialist’s financial results. Some of the key metrics that we review, and their values for 2004, 2003 and 2002, are as follows:

	2004	2003	2002	2004 vs. 2003 Percentage Change	2003 vs. 2002 Percentage Change
NYSE average daily share volume (in millions)	1,456.7	1,398.4	1,441.0	4.2%	(3.0)%
LAB share volume on the NYSE (in billions)	96.1	94.5	102.1	1.7%	(7.4)%
LAB dollar value on the NYSE (in billions)	$2,819.1	$2,477.4	$2,686.5	13.8%	(7.8)%
Share volume of principal shares traded (in billions)	22.3	27.6	35.7	(19.2)%	(22.7)%
Dollar value of principal shares traded (in billions)	$682.7	$725.1	$983.4	(5.8)%	(26.3)%
Average closing price of the CBOE Volatility Index	15.5	22.0	27.3	(29.5)%	(19.4)%
Program trading as a percentage of NYSE average daily share volume	50.6	37.5	37.5	34.9%	0.0%

Generally, an increase in the average daily share volume on the NYSE, an increase in volatility (as measured by the average closing price of the CBOE’s Volatility Index®, or the “VIX”), an increase in the dollar value and share volume of our principal shares or a decrease in program trading enables the specialist to increase its level of principal participation and thus its ability to realize net gain on principal transactions. While these metrics are monitored by management each period, they are not the sole indicators or factors in any given period that determine our level of revenues, profitability or overall performance. Other factors, such as extreme price movements, unanticipated company news and events and other uncertainties may influence our financial performance either positively or negatively.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The decline in net gain on principal transactions is attributable primarily to our LaBranche & Co. LLC subsidiary, where specialist trading revenue decreased to $149.5 million for 2004 from $185.3 million for 2003.  The decrease was due to a decline in principal shares traded as well as a significant decline in market volatility, as measured by the average closing price of the VIX. Another factor that has reduced the opportunity for the specialist to participate is the continuing rise in program trading as a percentage of NYSE average daily share volume. Program trading involves reducing large share orders into many smaller orders, resulting in the orders being matched electronically. These factors offset the benefit from the increases in NYSE average daily share volume, and share volume and dollar value traded for stocks in which LaBranche & Co. LLC is the specialist. Net gain on principal transactions generated by our LSP and LSPS subsidiaries increased to $33.0 million in 2004 from $16.9 million in 2003. This revenue growth was the result of an increase in the number of products traded, market-maker professionals and exchanges in which LSP trades.

Other revenue earned by our specialist segment was higher primarily due to increased proprietary trading gains, and higher interest income from our stock borrow transactions—resulting from increased trading activity at LSP and LSPS—and from our short to medium term investments.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

In 2003, our net gain on principal transactions decreased primarily as a result of decreases in NYSE share and dollar volumes traded for stocks in which we are the specialist, and decreases in NYSE market share and volatility. Throughout 2003, the dollar value and share volume of principal shares traded decreased significantly, thereby reducing our opportunities to trade profitably. The NYSE’s share of consolidated volume of trades of NYSE-listed stocks decreased to 79.5% for 2003 as compared to 82.0% for 2002. The decline in volatility in the market, as measured by the VIX, also contributed to the lower net gain on principal transactions. Of our total $202.2 million and $342.4 million of net gain on principal transactions for the years ended December 31, 2003 and 2002, respectively, $16.9 million and $0.9 million, respectively, were generated from derivative trading activities at our LSP subsidiary.

Commissions revenue earned by our Specialist segment decreased due to a decrease in the share volume executed by us as agent and the effect of competitive price pressures on our billing structure. The total share volume executed by us as agent in our specialist stocks decreased 6.7% to 8.4 billion shares for 2003 from 9.0 billion shares for 2002. The share volume executed by us as agent is affected by the share volume of LaBranche & Co. LLC’s specialist stocks on the NYSE, which decreased 7.4% as noted in the key metrics chart above.

For a further discussion of operating expenses see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Years Ended December 31,			2004 vs. 2003 Percentage	2003 vs. 2002 Percentage
(000’s omitted)	2004	2003	2002	Change	Change

REVENUES:
Commissions	$47,263	$46,994	$41,391	0.6%	13.5%
Other	753	915	3,174	(17.7)	(71.2)
Total segment revenues	48,016	47,909	44,565	0.2	7.5

Operating expenses	52,827	57,293	54,390	(7.8)	5.3
Goodwill impairment	—	4,052	—	(100.0)	—
Exchange memberships impairment	2,027	515	—	293.6	—

Pre-tax loss	$(6,838)	$(13,951)	$(9,825)	51.0%	(42.0)%

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage activities.

Our Execution and Clearing segment’s other revenues consist of interest income, proprietary trading net gains or losses and fees charged to customers for use of our proprietary front-end order execution system.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Other revenue from our Execution and Clearing segment decreased as LFSI ceased providing its proprietary front–end order execution system on a service bureau basis, and also decreased due to a decline in interest income. Interest income decreased as a result of lower balances of our short term investments and reduced levels of stock-borrow transactions.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Commissions revenue from our Execution and Clearing segment increased primarily due to a full year of revenues from our institutional execution group which commenced operations in July 2002. The growth in our institutional execution group was also the result of the general growth and expansion of its customer base. The increase in institutional execution group revenues was partially offset by a decline in direct-access and clearance revenues resulting from the discontinuation of our prime brokerage business, a decline in clearing customers and a general decrease in the volume of direct access executions during 2003.

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

For a further discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Years Ended December 31,			2004 vs. 2003 Percentage	2003 vs. 2002 Percentage
(000’s omitted)	2004	2003	2002	Change	Change

REVENUES:
Other	$26,008	$1,497	$7,111	1,637.3%	(78.9)%
Total segment revenues	26,008	1,497	7,111	1,637.3	(78.9)

Operating expenses	67,934	54,703	55,627	24.2	(1.7)
Debt repurchase premium	49,029	—	—	—	—

Pre-tax loss	$(90,955)	$(53,206)	$(48,516)	70.9%	9.7%

The portion of our revenues that is not generated from our two principal business segments consists primarily of unrealized gains or losses on our non-marketable investments and interest income.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Other revenues increased primarily as a result of the $24.9 million realized gain from the sale of our investment in Lava during 2004.

 For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Other revenue decreased as a result of a net depreciation in the value of our non-marketable investments in 2003. For 2002, the value of these investments had appreciated. The decrease was also due to a decline in interest income during 2003 as a result of lower interest rates for our short to medium term investments.

For a further discussion of operating expenses see “Our Operating Expenses” below.

Our Operating Expenses

	For the Years Ended December 31,			2004 vs. 2003 Percentage	2003 vs. 2002 Percentage
(000’s omitted)	2004	2003	2002	Change	Change

EXPENSES:
Employee compensation and related benefits	$99,310	$99,123	$131,511	0.2%	(24.6)%
Interest	63,789	48,188	48,589	32.4	(0.8)
Exchange, clearing and brokerage fees	39,010	40,406	37,729	(3.5)	7.1
Lease of exchange memberships	15,565	24,773	25,939	(37.2)	(4.5)
Goodwill impairment	37,600	170,302	—	(77.9)	—
Exchange memberships impairment	18,327	515	—	3,458.6	—
Debt repurchase premium	49,029	—	—	—	—
Restitution and fines	—	63,519	—	(100.0)	—
Other operating expenses	51,886	44,237	42,953	17.3	3.0

Total expenses before provision (benefit) for income taxes	374,516	491,063	286,721	(23.7)	71.3

Provision (benefit) for income taxes	$(12,045)	$(6,007)	$78,898	(100.5)%	(107.6)%

Our Specialist segment’s employee compensation and related benefits consists of salaries, wages and profitability-based compensation paid to our traders and related support staff. The employee compensation and related benefits related to our Execution and Clearing segment consists of salaries, wages and profitability-based compensation paid to our execution and clearing professionals, as well as compensation based on commissions earned by various trading professionals. Profitability-based compensation may include cash compensation and stock-based compensation paid or granted to managing directors, trading professionals and other employees based on our profitability.

Interest expense is primarily incurred from the indebtedness in connection with our reorganization from partnership to corporate form in 1999, our acquisitions, the issuance of promissory notes in exchange for our preferred stock and the 2004 refinancing of the majority of our Old Notes. The interest expense at our Specialist segment is primarily the result of margin interest expense relating to positions taken at our LSP and LSPS subsidiaries and interest on subordinated indebtedness that has been approved by the NYSE for inclusion in the net capital of our LaBranche & Co. LLC subsidiary. Customers’ free credit balances and bank loans generate interest expense at our Execution and Clearing segment.

Exchange, clearing and brokerage fees expense at our Specialist segment consists primarily of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, an allocation fee requiring specialist firms to share the cost of newly allocated listings, technology fees, a flat annual fee and execution and clearing fees. Our Execution and Clearing segment’s exchange, clearing and brokerage fees expense consists of floor brokerage fees paid to direct-access floor brokers and fees paid to various exchanges.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

While consolidated employee compensation and related benefits increased slightly for 2004 as compared to 2003, there were material changes within the components of employee compensation and related benefits at each of our segments year over year.  The main cause of these changes was the increase in profitability-based compensation, salaries and related benefits at our LSP and LSPS subsidiaries resulting from increased trading and support personnel, which is a reflection of their continued growth. These increases were partially offset by decreases in salaries at our NYSE specialist subsidiary due to a reduction in personnel.  The expiration and payment of a retention bonus plan liability, and a decrease in deferred compensation expense, both related to a prior acquisition, also contributed to the partial offset of the overall increase in employee compensation. Salaries and profitability-based compensation at our Execution and Clearing segment declined due to a decrease in trading and support personnel. Employee compensation and related benefits decreased to 31.1% of revenues for 2004 from 32.4% for 2003.

Interest expense increased primarily as a result of the issuance of the Senior Notes in connection with the repurchase on May 18, 2004 of substantially all the then-outstanding Old Notes.  As a result of the repurchase, we recorded $5.5 million of additional interest expense related to the acceleration of debt issuance cost amortization and senior notes discount accretion. The additional interest expense on the Original Senior Notes, resulting from the increased outstanding indebtedness, also contributed to the increase. The remaining increase in interest expense was the result of increased margin interest charges relating to the growth and expansion of trading activity at our LSP and LSPS subsidiaries.  While interest expense increased to 20.0% of total revenues for the year 2004 from 15.7% for 2003, non-tax deductible dividends on preferred stock have been eliminated effective July 2004.

Exchange, clearing and brokerage fees declined primarily due to the decrease in fees at our NYSE specialist subsidiary.  Contributing to the decrease was the elimination of the NYSE technology fee in July of 2003, lower allocation fees for new listings, and a decrease in NYSE regulatory fees due to a lower number of NYSE floor personnel. Partially offsetting these decreases was an increase in exchange, clearing and brokerage fees at our execution and clearing segment related to higher LFSI revenues from direct-access floor brokers. Additionally, commissions expense and exchange fees at our LSP and LSPS subsidiaries increased due to increased trading activity.  Exchange, clearing and brokerage fees declined to 12.2% of revenues for 2004 from 13.2% for the year 2003.

Lease of exchange memberships decreased substantially as a result of the decline in the average annual lease cost of an NYSE membership and a decrease in the number of our NYSE leased memberships.  Our average annual lease cost of an NYSE membership for the year 2004 was approximately $235,000, as compared to approximately $316,000 for 2003.  Additionally, we leased on average approximately 11 fewer NYSE seats for 2004 than we did in 2003.  Lease of exchange memberships expense decreased to 4.9% of total revenues for the year ended December 31, 2004 from 8.1% for the same period in 2003.

Other operating expenses increased in 2004 as compared to 2003 primarily due to an increase in legal, audit and other professional fees incurred primarily in connection with

Sarbanes-Oxley Act compliance, the refinancing of our debt and litigation. Bank charges also increased due to investment banking fees relating to our debt refinancing, and fees charged on a committed revolving credit facility established in the first quarter of 2004, which was terminated upon the completion of the refinancing of our indebtedness on May 18, 2004.  Additional expenses relating to our debt refinancing included credit rating service fees, as well as printing and filing fees. An increase in insurance premiums also contributed to the increase.

In September 2004, we recorded a goodwill impairment charge of $37.6 million, all of which was attributable to our Specialist segment. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires entities to test goodwill for possible impairment on an annual basis, or more frequently, if certain events and circumstances exist. We tested our goodwill for impairment at December 31, 2003, at which time we recorded an impairment charge of $170.3 million, of which $166.2 million was attributable to our Specialist segment and $4.1 million was attributable to our Execution and Clearing segment. Due to certain changes in circumstances, such as the decrease in our market capitalization and continued downward trends in our principal trading revenues, we tested our goodwill for impairment as of September 30, 2004. The impairment charge, which represents the excess of the carrying value of our Specialist segment’s goodwill over its implied fair value, was necessary to properly reflect the carrying value of our goodwill at September 30, 2004.  We updated our third quarter 2004 goodwill valuation results at December 31, 2004, per the annual testing requirement, and noted no further impairment of this asset at this date. For a more complete description of our methodology in evaluating the reasonableness of the carrying value of our goodwill, please see “—Critical Accounting Estimates.”

Exchange memberships impairment significantly increased in 2004 as compared to 2003 as a result of an $18.3 million other-than-temporary impairment charge related to our NYSE exchange memberships. Of this total, $16.3 million was attributable to our Specialist segment and $2.0 million was attributable to our Execution and Clearing segment. Whereas the 2004 impairment charge was related to the 39 NYSE memberships we own (each of which is valued at $1.5 million at December 31, 2004, compared to $2.0 million at December 31, 2003), the 2003 impairment charge was related to an AMEX membership owned by our LFSI subsidiary.

We incurred a $49.0 million charge in connection with the repurchase of a substantial portion of our then-outstanding Old Notes.  This charge was attributable to a consent payment, which was offered to debt holders who tendered their 2004 Notes and 2007 Notes by April 19, 2004, and a premium for tendering the 2004 Notes and 2007 Notes for purchase prior to their maturity.

Our benefit for income taxes increased two-fold in 2004 to approximately $12.0 million. In conjunction with this increase, our effective tax rate rose to 21.8% for 2004 from 3.2% for 2003 as a result of non-deductible goodwill impairment charge and NYSE penalties of approximately $179.2 million in 2003, which almost equaled that fiscal year’s book net loss. By contrast, the non-deductible goodwill impairment charge of approximately $33.3 million in 2004 represented 59.7% of the book net loss for 2004. Accordingly, this permanent difference offset almost half of 2004’s statutory tax rate of 46.1%, or approximately 18.0%.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Employee compensation and related benefits expense decreased as a result of a reduction in profitability-based compensation accruals and other employee benefits due to lower revenues in 2003. The decrease was partially offset by an increase in employee salaries due to the hiring of additional trading and support personnel for LSP and LFSI. Employee compensation and related benefits expense increased to 32.4% of total revenues in 2003, from 29.0% of total revenues in 2002 as a result of lower revenues.

In the fourth quarter of 2003, we recorded a goodwill impairment charge of $170.3 million, of which $166.2 million was attributable to our Specialist segment and $4.1 million was attributable to our Execution and Clearing segment. In determining the goodwill impairment, we first compared the fair value of each reporting unit to its carrying value through an analysis of our market capitalization and discounted cash flows techniques.  For the year ended December 31, 2003, we engaged an independent valuation firm to assist us with these fair value tests. Since the carrying value of each reporting unit exceeded its fair value, we then compared the implied fair value of each reporting unit’s goodwill to its carrying value. The implied fair value of each reporting unit’s goodwill was determined by valuing all assets and liabilities as if each reporting unit had been acquired in a business combination. The impairment charge, which represented the excess of the carrying value of each reporting unit’s goodwill over its implied fair value, was necessary to properly reflect the carrying value of our goodwill at December 31, 2003.

During 2003, the NYSE and the SEC announced the commencement of investigations regarding the trading practices of several NYSE specialist firms, including LaBranche & Co. LLC. In February 2004, we and LaBranche & Co. LLC agreed in principle with the NYSE and the staff of the SEC, subject to final approval by the SEC, to settle the NYSE and SEC specialist trading investigations. Pursuant to the agreement in principle, an accrual was made for the $63.5 settlement as of December 31, 2003.

Liquidity and Capital Resources

As of December 31, 2004, we had $2,055.1 million in assets, of which $545.0 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements.  To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of December 31, 2004, the scheduled maturities of our contractual obligations, without taking into account any available roll-over provisions, were as follows:

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(000’s omitted)
Short Term and Long Term Debt*	$483,542	$2,000	$21,642	$199,900	$260,000
Subordinated Liabilities	17,285	5,990	8,295	3,000	—
Deferred Compensation	21,635	6,000	15,635	—	—
Operating Lease Obligations	6,661	2,730	3,509	268	154
Total	$529,123	$16,720	$49,081	$203,168	$260,154

* Amounts represent aggregate amount to be paid at maturity and do not include discounts of approximately $0.1 million as of December 31, 2004.

The above table includes indebtedness with primarily long-term maturities, whose interest and principal payments have a significant effect on the cash available to finance our current and future operations. As of December 31, 2004, our most significant long-term indebtedness was the $199.9 million aggregate principal amount of 2009 Senior Notes, which mature in May 2009, and the $260.0 million aggregate principal amount of 2012 Senior Notes, which mature in May 2012.

The outstanding senior notes were issued pursuant to a new indenture that is similar to the indentures that governed the Old Notes prior to their amendment in connection with our May 2004 debt refinancing.  The new indenture includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to incur additional indebtedness (other than certain “permitted indebtedness”), pay dividends, redeem stock or repurchase subordinated indebtedness prior to maturity will be limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1 on and after December 31, 2004. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments that we might make with respect to preferred stock.  As of December 31, 2004, our consolidated fixed charge coverage ratio was approximately 1.80:1.  The indenture governing the Senior Notes provides for certain exceptions to the limitations on restricted payments, including, for example, the July 2004 repurchase of all then-outstanding shares of our Series B preferred stock, repurchase of our Senior Notes, and any “restricted payments” up to an aggregate of $15.0 million over the life of the indenture.

In addition, under the indenture governing the Senior Notes, if, at any time, our cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million, we will not be entitled to make a “restricted payment” at such time.  While we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent this covenant will prevent us from making restricted payments in the future.  As of December 31, 2004, since our cumulative consolidated net income since July 1, 2004 was negative, we were not entitled to make any restricted payments in excess of the $15.0 million “basket” described above.

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

After giving effect to our May 2004 debt refinancing and the repurchase of all then-outstanding shares of our Series B preferred stock in July 2004, the after-tax earnings per share impact of our ongoing interest obligations with respect to the Senior Notes is lower than the combined after-tax earnings per share impact of our interest obligations with respect to the Old Notes and our non-tax deductible dividend obligations with respect to our then-outstanding Series B preferred stock. To the extent we repurchase any Senior Notes in connection with future corporate strategic initiatives, our fixed-term interest payments would be correspondingly reduced.

The remaining $13.6 million aggregate principal amount of 2007 Notes that we did not repurchase in connection with our May 2004 debt refinancing will continue to accrue interest at a rate of 12.0% per annum until they mature on March 2, 2007.  To the extent we are not prohibited under the terms of the indenture governing the Senior Notes, we may seek to repurchase some or all of the remaining 2007 Notes from time to time on the open market.

For 2004, our reported revenues include a $24.9 million realized gain from the sale of our investment in Lava. In connection with the sale, we received cash of approximately $39.0 million at the closing. Additional consideration of approximately $9.5 million is being held in escrow to secure our indemnification obligations as a stockholder of Lava under the merger agreement and may be released in whole or in part 15 months after the acquisition is consummated, subject to the final determination of any then-outstanding indemnification claims and any claims regarding taxes.  Under the terms of the indenture governing the Senior Notes, to the extent we do not use the net after-tax proceeds of the Lava transaction to repurchase certain of our secured indebtedness, repay the indebtedness of our subsidiaries or purchase “replacement assets,” we will be required, on the 361st day following the closing of the Lava transaction, to offer to purchase Senior Notes in an aggregate principal amount equal to such net after-tax proceeds at a price equal to 100.0% of the principal amount of such Senior Notes.

A potential source of liquidity for LaBranche & Co. LLC is the committed line of credit that it maintains with a bank. In October 2004, LaBranche & Co. LLC extended this $200.0 million committed credit agreement to October 28, 2005 on the same terms and conditions. In connection with the credit agreement, we pay a quarterly fee of 0.25% of the total committed line of credit. Amounts outstanding under this credit facility would be secured by our inventory of specialist stocks and bear interest at the bank’s broker loan rate. This facility can only be used to finance inventory requirements at LaBranche & Co. LLC. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

As a specialist and market-maker, we are required to maintain certain levels of capital and liquid assets as promulgated by various regulatory agencies, which regulate our business. As part of our overall risk management procedures (for further discussion, refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”), we attempt to balance our responsibility as specialist, market-maker and broker-dealer with our overall capital resources. These requirements restrict our ability to make use of cash and other liquid assets for corporate actions, such as repaying our debt, repurchasing stock or making acquisitions.

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of December 31, 2004, LaBranche & Co. LLC’s net capital, as defined, was $455.1 million, which exceeded the minimum requirements by $453.2 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of December 31, 2004, LaBranche & Co. LLC’s and LSPS’ required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, was $458.7 million as of December 31, 2004. LSPS is not required to perform a net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceed the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS. The NYSE is currently reviewing its net liquid asset requirements with an announced view toward reducing the required amounts for specialists such as LaBranche & Co. LLC. The timing and extent of any such reduction, however, has not been finally determined. A reduction in LaBranche & Co. LLC’s net liquid assets requirement would allow funds no longer needed for net liquid assets purposes to be used for other corporate purposes.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of December 31, 2004, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of December 31, 2004 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of December 31, 2004, LFSI’s net capital, as defined, was $12.5 million, which exceeded its minimum net capital requirement by $11.0 million.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $0.1 million have been segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $0.1 million. As of January 5, 2004, to comply with its December 31, 2003 requirement, cash and U.S. Treasury Bills in the amount of $6.2 million were segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $4.3 million. In addition, the PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $4.4 million have been segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $3.4 million. As of January 5, 2004, to comply with its December 31, 2003 requirement, cash and U.S. Treasury Bills in the amount of $3.7 million were segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $1.5 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2004, LSP’s net capital, as defined, was $23.8 million, which exceeded its minimum net capital requirement by $23.2 million.

As a specialist and member of the NYSE, LSPS is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2004, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $4.4 million, which exceeded the minimum requirements by $4.3 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s and LSPS’ combined net liquid asset requirement of $447.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the combined net liquid asset requirement of $447.0 million is met by LaBranche & Co. LLC’s and LSPS’ securities positions, pending trades and other assets associated with its equity and ETF specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of December 31, 2004 was used to meet their combined net liquid asset requirement.

In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in March 2001, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at a rate of 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. After taking into account all payments of deferred compensation plan benefits through December 31, 2004, approximately $18.3 million, plus interest, remains payable under the RPM deferred compensation plan.  If the plan is terminated, the deferred compensation benefits (including interest) of all participants, to the extent not previously paid, must be distributed to the participants in one lump sum.

As of December 31, 2004, the subordinated indebtedness of LaBranche & Co. LLC aggregated $17.3 million (excluding subordinated liabilities related to contributed exchange memberships). This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature, or matured, on various dates between February 2005 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008.  LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in June 2004.  LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding.  Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all of the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes.  Each of the junior subordinated notes has an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto. During the first quarter of 2005, we repaid approximately $1.9 million aggregate principal amount, plus accrued but unpaid interest, relating to these notes.

As of December 31, 2004, $10.0 million of our outstanding indebtedness consisted of one note for $2.0 million, which matures in June 2005 and bears interest at an annual rate of 8.0%, and eight separate notes, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

As of December 31, 2004, we have a tax receivable of $1.7 million for 2004 and 2003. In addition, we intend to file a Federal carry-back claim for net operating losses generated in 2004, which will be carried back against 2002 taxable income. The potential refund claim is approximately $17.3 million, which is net of a $1.1 million 2002 tax audit assessment.

Our “Other liabilities” of $12.5 million reflected on the accompanying 2004 consolidated statement of financial condition are comprised of legal and tax contingencies. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

The Original Senior Notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all the Original 2009 Notes and all the Original 2012 Notes were subsequently exchanged for substantially identical Senior Notes registered under the Securities Act of 1933, as amended. The 2004 Notes that remained outstanding after our May 2004 refinancing, in the aggregate principal amount of $6.9 million, were repaid by us at their maturity on August 15, 2004. The 2007 Notes that remained outstanding after our May 2004 debt refinancing, in the aggregate principal amount of $13.6 million, are publicly held but are no longer rated. The following table sets forth the credit ratings on our Senior Notes as of December 31, 2004:

	Moody’s Investors Service	Standard & Poor’s

2009 Senior Notes	Ba1	B

2012 Senior Notes	Ba1	B

Cash Flows

Our cash flows are related primarily to our specialist trading activities, as well as to our financing activities related to the expansion of our business.

Year Ended December 31, 2004—Our cash and cash equivalents decreased $47.4 million to $444.4 million at the end of 2004. The decrease was the result of $125.4 million used in our operating activities primarily from payment of the $63.5 million in restitution and fines in settlement of the prior year’s NYSE and SEC specialist investigation and a $74.0 million increase in repurchase agreements. This decrease was partially offset by $79.0 million provided by financing activities due primarily to the refinancing of our indebtedness.

Year Ended December 31, 2003—Our cash and cash equivalents increased by $414.9 million to $491.9 million at the end of 2003. This increase was primarily the result of investments in U.S. government obligations with original maturities of 90 days or less, as well as our operating activities. We used net cash of $44.0 million in our investing and financing activities primarily to buy back shares of our then-outstanding preferred stock and to pay dividends on our common shares.

Year Ended December 31, 2002—Our cash and cash equivalents increased by $25.0 million to $77.0 million at the end of 2002. This increase resulted mainly from $95.5 million provided by our operating activities, offset by $6.1 million used for investing activities, including our acquisition of Hochstin & Company, Inc., a NYSE floor brokerage company, in October 2002. We used net cash of $64.4 million in financing activities, primarily to repay indebtedness and to repurchase shares of our then-outstanding Series A preferred stock.

Item 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Because our equity specialist activities on the NYSE and AMEX expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the auction process helps us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a risk management process that is designed to balance our ability to profit from our specialist activities with our exposure to potential losses. Our LaBranche & Co. LLC risk management process includes participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains and specialists. These parties’ roles are as follows:

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

Floor Captains.  We have thirteen floor captains who monitor the activities of LaBranche & Co. LLC’s specialists throughout the trading day from various positions at its trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist LaBranche & Co. LLC’s specialists in determining when to deviate from our procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from our procedures and guidelines to their respective post managers. Floor captains meet with each specialist at least once a week to evaluate each specialist’s adherence to our risk management procedures and trading guidelines. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

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

We believe that the enhancements we have made to our compliance procedures and guidelines in connection with the undertakings set forth in our March 2004 settlement with the SEC and NYSE have improved our risk management process.

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

Equity Market Risk

We have developed a risk management process, which is intended to balance our ability to profit from our equity specialist activities with our exposure to potential losses. We have invested substantial capital, along with the NYSE, in real-time, on-line systems which give our management instant access to specific trading information at any time during the trading day, including our aggregate long and short positions and our capital and profit-and-loss information on an aggregate or per issue basis.  Subject to the specialist’s obligation to maintain a fair and orderly market and to applicable regulatory requirements, we constantly seek to manage our trading positions relative to existing market conditions.

A high concentration of LaBranche & Co. LLC’s principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. However, the percentage of LaBranche & Co. LLC’s equity specialist trading revenue generated from its ten most profitable specialist stocks has decreased from 19.0% to 16.8% of total principal trading revenue for the years ended December 31, 2003 and 2004, respectively. The percentage of LaBranche & Co. LLC’s equity specialist trading revenue generated from its twenty-five most profitable specialist stocks has decreased from 36.7% to 33.6% of total principal trading revenue for the years ended December 31, 2003 and 2004, respectively.  LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes frequently.

Our equity specialist trading activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks and carrying out our specialist obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any significant price movement in these securities could result in a reduction of our revenues and operating profits.

Derivatives Market Risk

As a specialist in options, ETFs and futures, LSP has a responsibility to maintain a fair and orderly market, and trades securities as principal out of both obligation and inclination. LSP’s options, ETFs, futures, U.S. Government obligations and foreign currency trading exposes it to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets. LSP maintains a market-making capacity in options, ETFs and futures and trades as principal out of inclination. In its market-making function, LSP brings immediacy and liquidity to the markets when it chooses to participate. LSP’s market-making activities expose it to certain risks including, but not limited to, price fluctuations and volatility.

As a specialist in ETFs on the NYSE, LSPS is responsible for maintaining a fair and orderly market and trades ETFs as principal out of both obligation and inclination.  LSPS’ ETF trading exposes it to certain risks, including price fluctuations, foreign currency movements and changes in the liquidity of markets.

Certain members of LSP’s and LSPS’ management are responsible for managing these risks. These individuals utilize a third-party software application to monitor LSP’s and LSPS’ positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that all LSP and LSPS traders operate within the parameters set by management. LSP’s and LSPS’ traders purchase and sell futures, options, the stocks underlying certain positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. LSP’s and LSPS’ aggregate risk is under constant evaluation by certain members of management and its traders, and all significant trading strategies and positions are closely monitored. LSP’s and LSPS’ options, futures and ETF trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of LSP’s and LSPS’ entire portfolios would have impacted profits and losses from their trading activities:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2004	$1,646	$(477)	$(4)	$1,577	$4,893
June 30, 2004	$(5,972)	$(909)	$4	$1,771	$5,440
September 30, 2004	$(6,146)	$(104)	$(35)	$1,390	$3,933
December 31, 2004	$1,522	$1,133	$(36)	$1,723	$7,147

The information in the above table is based on certain theoretical assumptions, and thus does not fully represent the profit or loss exposure to changes in volatility, interest rates and dividends. The zero percent change column represents the profit or loss LSP and LSPS would experience on a daily basis if the relevant market remained unchanged.

Foreign Currency Risk

In connection with LaBranche & Co. LLC’s trading of U.S.-registered shares of foreign issuers, it is exposed to varying degrees of foreign currency risk. The pricing of these securities is based on the value of the ordinary securities as denominated in their local currencies. Thus, a change in a foreign currency rate relative to the U.S. dollar will result in a change in the value of U.S.-registered shares in which LaBranche & Co. LLC acts as the specialist.

LSP and LSPS trade international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rates. LSP and LSPS hold various foreign currencies in order to lessen the risks posed by changing foreign currency rates. In addition, LSP trades derivatives denominated in foreign currencies, which creates exposure to foreign currency risk for LSP.

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which LSP, LSPS and LaBranche & Co. LLC are exposed would have impacted profits and losses from their trading activities:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2004	$1,325	$442	$(442)	$(1,325)
June 30, 2004	$(402)	$(134)	$134	$402
September 30, 2004	$(514)	$(171)	$171	$514
December 31, 2004	$767	$256	$(256)	$(767)

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in security prices, volatility, interest rates and other related factors.

Execution and Clearing Risk

In connection with their specialist and market-making activities, LaBranche & Co. LLC, LSP and LSPS are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, U.S. Government securities, futures and foreign currencies for which they are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche & Co. LLC, LSP and LSPS are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC, LSP and LSPS may be required to purchase or sell financial instruments at a loss.

LFSI’s execution and clearing activities require that LFSI execute transactions in accordance with customer instructions and accurately record and process the resulting transactions. Any failure, delay or error in executing, recording and processing transactions, whether due to human error or failure of LFSI’s information or communication systems, could cause substantial losses for brokers, customers and/or LFSI and could subject LFSI to claims for losses.

Clearing activities include settling each transaction with both the contra broker and the customer. In connection with LFSI’s institutional and direct access floor brokerage activities, a transaction is settled either when the customer pays for securities purchased and takes delivery, or delivers securities sold for payment. Settling transactions for retail customers and professional investors involves financing the transaction until the customer makes payment or, for margin accounts, advancing credit to the customer within regulatory and internal guidelines. Clearing direct access brokers’ transactions includes guaranteeing their transactions to the contra broker on the exchange floor.

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

LFSI systematically monitors its open transaction risk starting when the transaction occurs and continuing until the designated settlement date. Transactions that remain unsettled after settlement date are scrutinized and necessary action to reduce LFSI’s risk is taken. Credit risk that could result from contra brokers defaulting is minimized since much of the settlement risk for transactions with brokers is essentially transferred to the National Stock Clearing Corporation. The credit risk associated with institutional and direct access clearing customers is minimized since these customers have been qualified by the Depository Trust Company (“DTC”) or the DTC participants or have met the prime broker qualification standards at other brokerage firms. Before conducting business with a prospective customer, LFSI’s senior management, in conjunction with its compliance department, reviews the prospective customer’s experience in the securities industry, financial condition and personal background, including a background check with a risk reporting agency. For retail customers and professional investors, LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily pursuant to such guidelines and requires customers to deposit additional collateral or reduce positions when necessary.

Operational Risk

Operational risk relates to the risk of loss from external events, and from failures in internal processes or information systems. In each of our business segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE and AMEX operations must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems affords management instant access to specific trading information at any time during the trading day, including:

•                  our aggregate long and short positions;

•                  the various positions of each of our trading professionals;

•                  our overall position in a particular stock; and

•                  capital and profit-and-loss information on an aggregate, per specialist or per issue basis.

Our information systems send and receive data from the NYSE and AMEX through dedicated data feeds. The NYSE supplies us with specialist position reporting system terminals both on the trading floor and in our offices. These terminals allow us to monitor our NYSE trading profits and losses, as well as our positions. For our AMEX equity operations, our in-house technology staff has developed applications to monitor our current positions and profits and losses.  Our derivative trading operation utilizes a third-party software application to monitor its positions and profits and losses on a real-time basis.

We have developed and implemented a business continuity plan, which includes a comprehensive disaster recovery plan. We have back-up disaster recovery centers in New York and New Jersey.

Legal and Regulatory Risk

Substantial legal liability or a significant regulatory action against us could have a material adverse effect on our financial condition or cause significant harm to our reputation, which in turn could negatively affect our business prospects.

As registered broker-dealers, LaBranche & Co. LLC, LFSI, LSP and LSPS are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. These subsidiaries are subject to SEC Rules 15c3-1, 15c3-3 and other requirements adopted and administered by both the NYSE and AMEX.

The USA PATRIOT Act of 2001 requires U.S. financial institutions, including banks, broker-dealers, futures commission merchants and investment companies, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. We actively monitor and update our anti-money laundering practices.

Item 8.                                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

The consolidated financial statements required by this item are submitted in a separate section beginning on page F-1 of this report and are incorporated herein by reference.

Supplementary Financial Information

Selected Quarterly Financial Data (unaudited)

The following represents the Company’s unaudited quarterly results for fiscal 2004 and fiscal 2003. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results and which are of a normal recurring nature. Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results reported in “—Financial Statements” under this item.

	2004 Fiscal Quarter
(000’s omitted, except per share data)	First	Second	Third	Fourth
Total revenues	$79,913	$90,702	$64,660	$83,772
Total operating expenses	66,272	135,984	102,494	69,766
Income (loss) before minority interest and provision (benefit) for income taxes	13,641	(45,282)	(37,834)	14,006
Minority interest	175	195	161	(175)
Income (loss) before provision (benefit) for income taxes	13,466	(45,477)	(37,995)	14,181
Provision (benefit) for income taxes	5,552	(20,976)	(1,533)	4,912
Net income (loss)	7,914	(24,501)	(36,462)	9,269
Preferred dividends and discount accretion	1,056	1,056	142	—
Net income (loss) applicable to common stockholders	$6,858	$(25,557)	$(36,604)	$9,269

Earnings (loss) per share:
Basic	$0.11	$(0.43)	$(0.61)	$0.15
Diluted	0.11	(0.43)	(0.61)	0.15

	2003 Fiscal Quarter
(000’s omitted, except per share data)	First	Second	Third	Fourth
Total revenues	$76,634	$87,504	$70,904	$70,947
Total operating expenses	65,361	65,471	64,608	295,624
Income (loss) before minority interest and provision (benefit) for income taxes	11,273	22,033	6,296	(224,677)
Minority interest	—	127	167	28
Income (loss) before provision (benefit) for income taxes	11,273	21,906	6.129	(224,705)
Provision (benefit) for income taxes	5,746	10,316	2,917	(24,986)
Net income (loss)	5,527	11,590	3,212	(199,719)
Preferred dividends and discount accretion	1,167	942	950	954
Net income (loss) applicable to common stockholders	$4,360	$10,648	$2,262	$(200,673)

Earnings (loss) per share:
Basic	$0.07	$0.18	$0.04	$(3.36)
Diluted	0.07	0.18	0.04	(3.36)

Item 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our auditors on accounting and financial disclosure matters during the last two fiscal years.

Item 9A.                          CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of

Independent Registered Public Accounting Firm thereon are set forth in a separate section beginning on F-1 of this Annual Report on Form 10-K.

Item 9B.                          OTHER INFORMATION.

None.

PART III

Item 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption “Directors and Executive Officers” in our definitive Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders to be held on May 17, 2005, which will be filed within 120 days of the end of our fiscal year ended December 31, 2004 (the “2005 Proxy Statement”) is incorporated herein by reference. Information relating to the availability of our Code of Conduct that applies to our senior financial officers is included on page 3 of this Annual Report on Form 10-K.

Item 11.                            EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

Item 12.                            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in the 2005 Proxy Statement is incorporated herein by reference.

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

Item 14.                            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “—Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                            EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)                                  Documents filed as part of this report

(1)                                  Financial Statements

•                  Management’s Report on Internal Control over Financial Reporting

•                  Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)

•                  Report of Independent Registered Public Accounting Firm (Internal Control over Financial Reporting)

•                  Consolidated Financial Statements:

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

•                  Notes to Consolidated Financial Statements

(2)                                  Financial Statement Schedule

•                  Schedule 1. LaBranche & Co Inc. (Parent Company Only) Condensed Financial Information:

Condensed Statements of Financial Condition

Condensed Statements of Operations

Condensed Statements of Changes in Stockholders’ Equity

Condensed Statements of Cash Flows

Notes to Condensed Financial Statements

Schedules not listed are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

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

4.8	Deferred Compensation Plan.*********
4.9

Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated August 24, 1999, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2004.*******

4.10

Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated March 2, 2000, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2007.*******

4.11

Indenture, dated as of May 18, 2004, by and among LaBranche & Co Inc., as issuer, and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2009 and the 11% Senior Notes due 2012.*******

4.12	Form of 9 1/2% Senior Note due 2009 and 11% Senior Note due 2012 (included as Exhibit A to the Indenture filed as Exhibit 4.10).*******
4.13	Registration Rights Agreement, dated as of May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser.*******
10.1	Agreement of Lease between Aetna Life Insurance Company and LaBranche & Co., dated January 6, 1984, as amended to date.*
10.2	Second Amendment to Lease Agreement by and between Bank of Communications and LaBranche & Co. dated July 1995, as amended to date.*
10.3	LaBranche & Co Inc. Equity Incentive Plan.*****
10.4	LaBranche & Co Inc. Annual Incentive Plan.*
10.5	Form of Employment Letter between LaBranche & Co Inc. and its executive officers.*
10.6	Form of Agreement Relating to Noncompetition and Other Covenants.*
10.7	Form of Pledge Agreement.*
10.8	Stockholders’ Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto.*
10.9	LaBranche & Co. Note Purchase Agreement, dated June 3, 1998, relating to the issuance of $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.*
10.10

Amendment to Note Purchase Agreements, dated as of August 23, 1999, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes and $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.**

10.11	Form of Subordinated Note.*
10.12	Amended and Restated Credit Agreement, dated as of October 31, 2002, by and among LaBranche & Co. LLC and The Bank of New York.******
10.13	Form of Indemnification Agreement.*

10.14

Purchase Agreement, dated February 24, 2000, by and among LaBranche & Co Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers, relating to the issuance of $250,000,000 aggregate principal amount of 12% Senior Subordinated Notes due 2007.***

10.15	Amended and Restated Articles of Partnership of LaBranche & Co.**
10.16	LaB Investing Co., L.L.C. Amended and Restated Operating Agreement.**
10.17	Agreement and Plan of Merger, dated as of January 18, 2001, by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.****
10.18	Amendment No. 1, dated as of February 15, 2001, to Agreement and Plan of Merger by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.****
10.19	Amended and Restated LaBranche & Co Inc. Equity Incentive Plan. *****
10.20	LaBranche & Co Inc. Senior Executive Bonus Plan.******
10.21

Purchase Agreement, dated May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser, relating to the issuance of $200,000,000 9 1/2% Senior Notes due 2009 and $260,000,000 11% Senior Notes due 2012.********

10.22	Form of Restricted Stock Unit Agreement.
12	Statement re computation of ratios of earnings to fixed charges.
21	List of Subsidiaries.
23	Consent of KPMG LLP.
31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

32.2

Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004.

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.
**	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.
***	Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2000.
****	Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.
*****	Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (Registration No. 333-102607), effective January 21, 2003.
******	Incorporated by reference to our Annual Report on Form 10-K, filed on March 15, 2004.
*******	Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.

********	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-118248), as amended, effective September 9, 2004.
*********	Incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-4 (Registration No. 333-55862), as amended, effective March 1, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2005	LaBRANCHE & CO INC.

	By:	/s/ George M.L. LaBranche, IV
George M.L. LaBranche, IV
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M.L. LaBranche, IV	Chairman, Chief Executive Officer and	March 16, 2005
George M.L. LaBranche, IV	President (Principal Executive Officer)

/s/ Harvey S. Traison	Senior Vice President and Chief	March 16, 2005
Harvey S. Traison	Financial Officer (Principal Financial
Officer)

/s/ Thomas E. Dooley	Director	March 16, 2005
Thomas E. Dooley

/s/ David A. George	Director	March 16, 2005
David A. George

/s/ Donald E. Kiernan	Director	March 16, 2005
Donald E. Kiernan

/s/Alfred O. Hayward, Jr.	Director	March 16, 2005
Alfred O. Hayward, Jr.

/s/ Todd A. Graber	Controller (Principal Accounting	March 16, 2005
Todd A. Graber	Officer)

Management’s Report on Internal Control over Financial Reporting

Management of LaBranche & Co Inc., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of the end of the Company’s 2004 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, appearing on page F-3 of this Annual Report on Form 10-K, which express an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBranche & Co Inc.:

We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004 and the related December 31, 2004 and 2003 financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the related financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBranche & Co Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related December 31, 2004 and 2003 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaBranche & Co Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBranche & Co Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that LaBranche & Co Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaBranche & Co Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of internal control over financial reporting to future periods are subject to the risk that the internal control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that LaBranche & Co Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LaBranche & Co Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of LaBranche & Co Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2005

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$444,446	$491,885
Cash and securities segregated under federal regulations	13,511	3,959
Securities purchased under agreements to resell	87,000	13,000
Receivable from brokers, dealers and clearing organizations	158,421	142,639
Receivable from customers	10,555	3,434
Securities owned, at market value:
Corporate equities	319,378	265,568
Options	110,705	73,694
Exchange-traded funds	128,214	102,626
U.S. Government obligations	8	—
Commissions receivable	5,428	4,613
Exchange memberships contributed for use, at market value	9,450	15,000
Exchange memberships owned, at adjusted cost (market value of $41,696 and $58,870, respectively)	59,332	77,319
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $10,655 and $8,931, respectively	3,459	4,659
Intangible assets, net of accumulated amortization:
Specialist stock lists	361,204	371,580
Trade name	25,011	25,011
Goodwill	250,569	289,593

Other assets	68,406	78,510
Total assets	$2,055,097	$1,963,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers and dealers	$120,434	$45,172
Payable to customers	3,830	9,010
Securities sold, but not yet purchased, at market value:
Corporate equities	265,078	232,942
Options	92,580	67,079
Exchange-traded funds	142,735	115,140
Accrued compensation	38,195	42,833
Accounts payable and other accrued expenses	18,245	36,325
Other liabilities	12,510	75,595
Income taxes payable	1,671	—
Deferred tax liabilities	156,294	172,846
Short term debt	2,000	101,971
Long term debt	481,448	255,606
Subordinated liabilities:
Exchange memberships contributed for use, at market value	9,450	15,000
Other subordinated indebtedness	17,285	20,285
Total liabilities	1,361,755	1,189,804

Minority interest	356	322

Commitments and contingencies

Preferred stock, Series A, $.01 par value, liquidation value of $1,000 per share; 10,000,000 shares authorized; -0- and 39,186 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	38,317
Common stock, $.01 par value, 200,000,000 shares authorized; 60,532,080 and 59,791,036 shares issued and outstanding at December 31, 2004 and 2003, respectively	605	598
Additional paid-in capital	687,040	682,816
Retained earnings	5,341	51,374
Unearned compensation	—	(141)
Total stockholders’ equity	692,986	772,964
Total liabilities and stockholders’ equity	$2,055,097	$1,963,090

The accompanying notes are an integral part of these consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

	For the Years Ended December 31,
	2004	2003	2002

REVENUES:
Net gain on principal transactions	$182,535	$202,207	$342,400
Commissions	96,045	94,443	92,044
Net gain on non-marketable investments	24,953	1,065	5,161
Other	15,514	8,274	13,240
Total revenues	319,047	305,989	452,845

EXPENSES:
Employee compensation and related benefits	99,310	99,123	131,511
Interest	63,789	48,188	48,589
Exchange, clearing and brokerage fees	39,010	40,406	37,729
Lease of exchange memberships	15,565	24,773	25,939
Depreciation and amortization of intangibles	12,221	12,803	13,446
Legal and professional fees	12,749	8,034	8,072
Communications	8,594	8,705	6,653
Occupancy	5,254	5,832	5,446
Restitution and fines	—	63,519	—
Goodwill impairment	37,600	170,302	—
Exchange memberships impairment	18,327	515	—
Debt repurchase premium	49,029	—	—
Other	13,068	8,863	9,336
Total expenses	374,516	491,063	286,721

Income (loss) before minority interest and provision (benefit) for income taxes	(55,469)	(185,074)	166,124

MINORITY INTEREST	356	322	—

Income (loss) before provision (benefit) for income taxes	(55,825)	(185,396)	166,124

PROVISION (BENEFIT) FOR INCOME TAXES	(12,045)	(6,007)	78,898

Net income (loss)	(43,780)	(179,389)	87,226
Preferred dividends and discount accretion	2,253	4,014	6,941
Net income (loss) applicable to common stockholders	$(46,033)	$(183,403)	$80,285

Weighted-average common shares outstanding:
Basic	59,905	59,614	58,992
Diluted	59,905	59,614	59,939
Earnings (loss) per share:
Basic	$(0.77)	$(3.08)	$1.36
Diluted	$(0.77)	$(3.08)	$1.34

The accompanying notes are an integral part of these consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(000’s omitted)

	Common Stock			Additional	Retained	Unearned
	Shares	Amount	Preferred Stock	Paid-in Capital	Earnings	Compensation	Total

BALANCE, December 31, 2001	58,734	$587	$94,531	$671,422	$168,780	$(6,962)	$928,358

Net income	—	—	—	—	87,226	—	87,226

Preferred stock dividends and discount accretion	—	—	2,994	—	(6,941)	—	(3,947)
Recognition of tax benefits related to employee option exercises	—	—	—	2,610	—	—	2,610
Issuance of restricted stock, shares for option exercises and related compensation	770	8	—	5,569	—	6,028	11,605
Preferred stock buyback	—	—	(36,164)	—	—	—	(36,164)
BALANCE, December 31, 2002	59,504	$595	$61,361	$679,601	$249,065	$(934)	$989,688

Net loss	—	—	—	—	(179,389)	—	(179,389)

Common and preferred stock dividends and discount accretion	—	—	688	—	(18,302)	—	(17,614)
Recognition of tax benefits related to employee option exercises	—	—	—	372	—	—	372
Issuance of restricted stock, shares for option exercises and related compensation	287	3	—	2,843	—	793	3,639
Preferred stock buyback	—	—	(23,732)	—	—	—	(23,732)
BALANCE, December 31, 2003	59,791	$598	$38,317	$682,816	$51,374	$(141)	$772,964

Net loss	—	—	—	—	(43,780)	—	(43,780)

Preferred stock dividends and discount accretion	—	—	—	—	(2,253)	—	(2,253)
Recognition of tax benefits related to employee option exercises	—	—	—	1,371	—	—	1,371
Issuance of restricted stock, shares for option exercises and related compensation	741	7	—	2,853	—	141	3,001
Preferred stock buyback	—	—	(38,317)	—	—	—	(38,317)
BALANCE, December 31, 2004	60,532	$605	—	$687,040	$5,341	—	$692,986

The accompanying notes are an integral part of these consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,780)	$(179,389)	$87,226
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	12,221	12,803	13,446
Amortization of debt issuance costs and bond discount	7,380	2,155	2,078
Goodwill impairment	37,600	170,302	—
Minority interest in income of consolidated subsidiary	356	322	—
Compensation expense related to stock-based compensation	3,277	3,423	3,114
Deferred tax provision (benefit)	(12,914)	(23,329)	11,734
Acceleration of preferred stock discount accretion	496	918	1,844
Other-than-temporary impairment of exchange memberships owned	18,327	515	—
Tax benefit related to employee stock transactions	1,167	433	6,639
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	(9,552)	12,053	62,356
Securities purchased under agreements to resell	(74,000)	13,000	33,113
Receivable from brokers, dealers and clearing organizations	(15,782)	2,748	32,142
Receivable from customers	(7,121)	8,991	(1,419)
United States Government obligations	—	395,840	(67,792)
Securities owned, at market value:
Corporate equities	(53,810)	(159,273)	28,338
Options	(37,011)	(12,216)	6,971
Exchange-traded funds	(25,588)	(81,171)	1,022
United States Government obligations	(8)	—	—
Commissions receivable	(815)	(234)	592
Other assets	1,414	(3,773)	(6,930)
Payable to brokers and dealers	75,262	28,755	(23,116)
Payable to customers	(5,180)	(12,961)	(41,268)
Securities sold, but not yet purchased, at market value:
Corporate equities	32,136	126,257	(20,311)
Options	25,501	3,384	4,873
Exchange-traded funds	27,595	110,781	—
Accrued compensation	(4,638)	(12,352)	1,072
Accounts payable and other accrued expenses	(16,511)	(12,958)	(40,644)
Other liabilities	(63,085)	67,637	7,958
Income taxes payable	1,671	(3,760)	(7,547)
Net cash provided by (used in) operating activities	(125,392)	458,901	95,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisitions	—	—	(3,376)
Payments for purchases of office equipment and leasehold improvements	(668)	(995)	(2,683)
Payments for purchases of exchange memberships	(340)	(19)	—
Net cash used in investing activities	(1,008)	(1,014)	(6,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	(3,000)	—	(37,531)
Repayment of minority interest	(322)	—	—
Proceeds from exercise of stock options	1,375	216	8,491
Issuance of new senior notes	460,000	—	—
Repurchase of old notes	(336,458)	—	—
Payment of common stock dividends	—	(14,288)	—
Payment of preferred stock dividends	(3,448)	(4,313)	(7,238)
Payment for preferred stock buyback	(39,186)	(24,650)	(28,164)
Net cash provided by (used in) financing activities	78,961	(43,035)	(64,442)
Increase (decrease) in cash and cash equivalents	(47,439)	414,852	24,990
CASH AND CASH EQUIVALENTS, beginning of year	491,885	77,033	52,043
CASH AND CASH EQUIVALENTS, end of year	$444,446	$491,885	$77,033

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Interest	$55,113	$42,704	$46,022
Income taxes	$525	$20,193	$65,513

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisitions:
Intangible assets	$—	$—	$4,665
Fair value of tangible assets acquired, other than cash	—	—	2,825
Deferred tax liabilities related to intangible assets	—	—	687
Other liabilities	—	—	3,332
Common stock issuance	—	—	—
Net increase in additional paid in-capital related to stock-based awards	4,224	4,008	14,207
Satisfaction of secured demand notes through release of collateral	$—	$8,000	$1,000

Exchange transactions:

(A) The Company exchanged one share of a newly-created Series B preferred stock for each share of its then-issued and outstanding Series A preferred stock. All of the approximately 39,186 shares of Series A preferred stock, with a liquidation value of $1,000 per share, were exchanged.

(B) The Company exchanged (i) 98.5% of its $200.0 million aggregate principal amount 9.5% Senior Notes due 2009 that have been registered under the Securities Act of 1933, as amended, for an equal principal amount of outstanding 9.5% Senior Notes due 2009, and (ii) 100.0% of its $260.0 million aggregate principal amount 11.0% Senior Notes due 2012 that have been registered under the Securities Act of 1933, as amended, for an equal principal amount of outstanding 11.0% Senior Notes due 2012.

The accompanying notes are an integral part of these consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company (“LaBranche & Co. LLC”), LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists, LLC, a New York limited liability company (“LSPS”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV” and collectively with the Holding Company, LaBranche & Co. LLC, LFSI, LSP, LSPS and LABDR, the “Company”). The Holding Company is the sole member of LaBranche & Co. LLC, LSP and LSPS, the 100% stockholder of LFSI and LABDR, and the sole owner of BV. LaBranche & Co. LLC is a registered broker-dealer and operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (the “NYSE”) and in equity securities on the American Stock Exchange (the “AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities clearing, securities execution and other related services to its own customers and customers of introducing brokers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer and operates as a specialist in options, Exchange-Traded Funds (“ETFs”) and futures on the AMEX, the New York Board of Trade (“NYBOT”) and the Philadelphia Stock Exchange (“PHLX”), and as a market-marker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer and operates as a specialist in ETFs traded on the NYSE. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Securities Transactions

Principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions are recorded on a settlement date basis and the related revenues and expenses are recorded on a trade date basis. Receivables from, and payables to, customers represent amounts due from or to customers of the Company in connection with cash and margin securities transactions. Certain receivables are collateralized by customers’ securities held by the Company and by other broker-dealers for delivery to the Company, the value of which is not reflected in the accompanying consolidated financial statements. Corporate equities, options, ETFs, futures and other securities owned, and securities sold, but not yet purchased, are reflected at market value and unrealized gains and losses are presented as a component of “Net gain on principal transactions.” U. S. Government obligations, which are reported under “Securities owned, at market value” are reflected at market value.  U. S. Government obligations included under “Cash and cash equivalents,” together with related interest receivable, which is reported under “Other assets,” approximate market value. Interest income related to U.S. Government obligations is included in “Revenues—other.”  Dividend income and expense and Securities and Exchange Commission (“SEC”) fees, as well as gains and losses from the trading of foreign currencies, are also presented as a component of “Net gain on principal transactions.” Dividend income and expense are recognized on the record date, which does not differ materially from the ex-date. In the normal course of business, the Company is permitted to use client margin securities to finance customer securities transactions, subject to certain regulatory guidelines. The market value for the equity securities, ETFs and future contracts is based on the closing price posted on the primary exchange on which they are traded. The market value of exchange-traded options is based on the national best bid/offer as determined by the Company’s options clearing agents.

Investments in non-marketable securities consist of investments in equity securities of private companies, limited liability company interests and limited partnership interests, and are included as part of “Other assets” on the consolidated statements of financial condition. These investments do not have readily available price quotations. Non-marketable investments are accounted for under the equity method, for those investments in which the Company’s voting interest is 20% to 50%, or at fair value.  In determining fair value, management of the Company considers third-party transactions evidencing a change in value, the financial performance of the investee, or any specific rights associated with the investment such as conversion features.  Changes in fair value are recognized if the expected realizable value of the investment differs from its carrying value.

Collateralized Financing Transactions

Securities purchased and sold under agreements to resell and repurchase, as well as securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount plus accrued interest. It is the policy of the Company to obtain possession of collateral with market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when necessary. The market value of securities received for securities purchased under agreements to resell at December 31,

2004 exceeded total cash paid. None of the securities received were subsequently repledged or resold.

Intangible Assets

Intangible assets are comprised of the Company’s specialist stock lists, trade name and goodwill acquired in connection with various acquisitions and the limited partner buyout that occurred in 1999 concurrent with the Company’s reorganization from partnership to corporate form. For material acquisitions through March 2001, the allocations of purchase price to these assets and determinations of their respective useful lives were based upon independent appraisals. The useful lives of the acquired specialist stock lists were determined based upon analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based upon management’s analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared to the results of the independent appraisals conducted in connection with the acquisitions prior to April 2001.

Goodwill—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is not amortized. SFAS No. 142 requires that goodwill be tested annually for impairment (or more frequently when events or changes in circumstances indicate impairment testing may be necessary) by applying a fair value-based test. This test involves the comparison of the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, there is an indication that goodwill might be impaired, which requires additional testing. This additional testing entails estimating the implied fair value of reporting unit goodwill—through the use of discounted cash flows analysis and other measures—and comparing this implied fair value of reporting unit goodwill to its carrying value. Any excess of carrying value of reporting unit goodwill over its implied fair value is recognized as an impairment loss.  For the years ended December 31, 2004, 2003 and 2002, the Company recorded goodwill impairment charges of $37.6 million, $170.3 million and $-0-, respectively (see Note 6).

Trade Name—Under SFAS No. 142, the acquired trade name is not amortized. The Company tests its trade name for impairment annually (or more frequently if events or changes in circumstances indicate that the asset might be impaired) in conjunction with its goodwill impairment assessment. If the carrying amount of the trade name exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2004, the Company’s trade name was not impaired.

Specialist Stock Lists—Acquired specialist stock lists are amortized over their respective useful lives. The Company assesses its specialist stock lists for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  Pursuant to SFAS No. 144, the Company evaluates its stock lists for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the stock lists, is recognized if the expected undiscounted cash flows relating to the stock lists are less than the corresponding carrying value.

In conjunction with this evaluation, the Company also reviews the reasonableness of the specialist stock lists’ remaining useful lives. Any revisions to amortization periods are considered when developing the aforementioned undiscounted cash flows. As of December 31, 2004, the Company’s stock lists were not impaired.

Exchange Memberships

In accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities, exchange memberships owned by the Company are originally carried at cost or, if an other-than-temporary impairment in value has occurred, at adjusted cost, which reflects management’s estimate of fair value. In determining whether an other-than-temporary decline in value has occurred, the Company uses Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and Section M of Topic 5 of the SEC staff accounting bulletin series (“SAB No. 59”) as analogous guidance. For the years ended December 31, 2004, 2003 and 2002, the Company recognized impairment losses of $18.3 million, $0.5 million and $-0-, respectively, on owned exchange memberships (see Note 5).

Certain employees of the Company have contributed the use of nine memberships on the NYSE to the Company. These memberships are subordinated to claims of general creditors and are carried at market value with a corresponding amount recorded as subordinated liabilities. The Company makes lease payments to these employees for the use of the exchange memberships at a rate that is commensurate with the rent paid to non-affiliated parties for the use of their exchange memberships.

The Company leases additional memberships on the NYSE, the AMEX and the Chicago Board Options Exchange® (“CBOE”) from non-affiliated parties and makes lease payments to these parties at prevailing market rates.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of an entity’s assets and liabilities.  The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The Company’s deferred tax assets are presented as a component of “Other assets” in the consolidated statements of financial condition. Tax contingencies, and related employment tax contingencies, are included under “Other liabilities” on the 2004 consolidated statement of financial condition. Contingent liabilities related to income taxes recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies” are met.

Depreciation and Amortization

Depreciation of office equipment is calculated using the straight-line method over estimated useful lives of 5 years.  Amortization of leasehold improvements is calculated using the lower of the estimated useful life of the leasehold improvement or the term of the related lease.  Estimated useful lives of leasehold improvements range from 1 to 5 years.

Acquired specialist stock lists are amortized over useful lives ranging from 15 to 40 years.

Stock-Based Compensation

Effective January 1, 2003, the Company began to account for stock-based employee compensation in accordance with the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123.” Under this method, compensation expense is recognized over the related service periods based on the fair value, as of the date of grant, of stock options and restricted stock units granted to employees on or after January 1, 2003. Such stock options and restricted stock units are included in “Stockholders’ equity” under SFAS No. 148 when services required from employees in exchange for the awards are rendered and expensed.

Compensation expense resulting from stock-based awards granted for the year ended December 31, 2002 and prior years is accounted for under the intrinsic value-based method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. In accordance with APB No. 25, no compensation expense is recognized for stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. In addition, compensation expense was not recognized for those stock options issued in connection with the Company’s acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in March 2001 and were treated as part of the purchase price of RPM in accordance with the rules of purchase accounting.

Had the Company recognized compensation expense over the relevant service period under the fair value-based method of SFAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and prior years, net income (loss) applicable to common stockholders would have been reduced (or increased, where applicable), resulting in pro forma net income (loss) applicable to common stockholders and earnings (loss) per share as presented below:

	Years Ended December 31,
(000’s omitted, except per share data)	2004	2003	2002

Net income (loss) applicable to common stockholders, as reported	$(46,033)	$(183,403)	$80,285
Add: Stock-based compensation expense, net of related tax effects, included in reported net income (loss)	1,647	1,788	1,631
Less: Stock-based compensation expense, net of related tax effect, determined under SFAS 123	(6,908)	(8,913)	(8,843)
Pro forma net income (loss) applicable to common stockholders	(51,294)	(190,528)	73,073

Diluted earnings (loss) per share, as reported	$(0.77)	$(3.08)	$1.34
Diluted earnings (loss) per share, pro forma	$(0.86)	$(3.20)	$1.22

The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential effect stock-based compensation would have on net income (loss) in future periods.

New Accounting Pronouncements

In December 2003, the FASB issued FIN 46(R), “Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51.” FIN 46(R) requires a company to consolidate a variable interest entity (“VIE”) if the company has variable interests that give it a majority of the expected losses or a majority of the expected residual returns, or both, of the entity. FIN 46(R) was effective no later than the end of the first reporting period that ended after March 15, 2004. As of December 31, 2004 the Company has determined that none of its non-marketable investments are considered a VIE under the guidance provided in FIN 46(R), and therefore, the implementation of FIN 46(R) has had no impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS No. 123, SFAS No. 123(R), “Share Based Payment.”
SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) will be effective for the Company’s third quarter of fiscal 2005. Management is currently evaluating the effect of adoption of SFAS No. 123(R), but does not expect adoption to have a material effect on the Company’s financial condition, results of operations or cash flows.

3.                                      RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The balances presented as receivables from, and payables to, brokers, dealers and clearing organizations consist of the following:

	December 31,
(000’s omitted)	2004	2003

Receivable from brokers, dealers and clearing organizations:
Securities borrowed	$56,327	$74,989
Receivable from clearing brokers and clearing organizations	76,656	34,714
Securities failed to deliver	15,542	24,967
Other receivables from brokers and dealers	9,896	7,969
	$158,421	$142,639

Payable to brokers and dealers:
Pending trades, net	$30,295	$7,737
Securities failed to receive	6,502	12,637
Securities loaned	6,930	—
Other payables to brokers and dealers	76,707	24,798
	$120,434	$45,172

With respect to securities loaned, the Company receives collateral in the form of cash in an amount in excess of the market value of such securities.  If the Company’s counterparties to its securities loaned transactions have the right, by contract or custom, to sell or re-pledge the Company’s pledged proprietary securities, then the Company will disclose these securities as “securities pledged to counterparties” on the accompanying consolidated statement of financial condition. As of December 31, 2004, there were no pledged proprietary securities related to the Company’s securities loaned transactions.

The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

4.                                      NON-MARKETABLE SECURITIES

During 2004, the Company recognized a gain of approximately $24.9 million related to the sale of its principal non-marketable investment. Further consideration of approximately $9.5 million is being held in escrow to secure indemnification obligations of the former stockholders of the investee company and may be released in whole or in part 15 months after the acquisition was consummated, subject to the final determination of any then-outstanding indemnification claims and any claims regarding taxes. The indenture governing certain of the Company’s long term debt provides certain requirements for use of the after-tax proceeds of this transaction (see Note 9). At December 31, 2004 and 2003, non-marketable securities totaling $7.0 million and $20.8 million, respectively, are included in “Other assets” on the consolidated statements of financial condition.

5.                                      EXCHANGE MEMBERSHIPS

In June 2004, the Company recognized a charge of approximately $18.3 million to reflect management’s determination of an other-than-temporary impairment of the carrying value of the Company’s NYSE memberships, based on management’s estimate of their fair value. As part of its assessment of the other-than-temporary impairment of these assets, management of the Company considered and evaluated various financial and economic factors directly affecting both the equity securities market as a whole and the specialist industry in particular, including recent sale and lease prices of NYSE memberships, historical trends of sales and lease prices of NYSE memberships and their duration, the current condition of the NYSE market structure and legal and regulatory developments affecting the NYSE market structure.

Of the total $18.3 million other-than-temporary impairment charge, approximately $16.3 million was attributed to the Company’s Specialist reporting unit and approximately $2.0 million was attributed to the Company’s Execution and Clearing reporting unit.

The Company previously recorded a $0.5 million other-than-temporary impairment charge in December 2003 relating to its Execution and Clearing reporting unit’s AMEX membership.

6.                                      GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

For the year ended December 31, 2004, the Company recognized a goodwill impairment charge of $37.6 million. This impairment charge was determined as part of the Company’s assessment of the reasonableness of its goodwill carrying value during the third quarter of 2004. Although the Company’s annual goodwill impairment testing date is December 31, management undertook an interim review of the Company’s goodwill for impairment, as required by SFAS No. 142, due to changes in circumstances that management believed would more likely than not reduce the fair value of goodwill below its carrying amount. The factors management considered in deciding to assess the reasonableness of the carrying value of goodwill at September 30, 2004 primarily related to the continued downward trend in principal trading revenues at the Company’s Specialist reporting unit and the continued decline in the Company’s stock price through the nine months ended September 30, 2004. Pursuant to SFAS No. 142, management subsequently updated its goodwill valuation analysis through and including the Company’s annual impairment testing date, or December 31, 2004, and noted no indicators of further goodwill impairment.

In testing for goodwill impairment, management first determined the fair value of the Company’s equity by comparing the fair value of the Company’s Specialist reporting unit to its carrying value. The primary methods used to estimate the fair value of the Company’s equity included the use of an independent appraisal, various cash flow estimates and related discount rate assumptions, as well as the market capitalization of the Company. In its discounted cash flow analysis, the Company used certain estimates and assumptions to make financial projections, which incorporated the 2004 operating results as the base year. Since the result of this first comparison resulted in an excess of the Specialist reporting unit’s carrying value over its fair value, the Company then estimated the implied fair value of goodwill of its Specialist reporting unit and compared it to its carrying value. Implied fair value of goodwill was determined by valuing all Specialist reporting unit assets and liabilities pursuant to the purchase accounting guidelines prescribed by SFAS No. 141, “Business Combinations.” The $37.6 million impairment charge represents the excess of goodwill carrying value over its implied fair value.

As a result of the Company’s allocation of its fiscal 2003 goodwill impairment charge (discussed below), no goodwill remained at the Company’s Execution and Clearing reporting unit. Accordingly, the fiscal 2004 goodwill impairment charge was attributed entirely to the Company’s Specialist reporting unit.

The $39.0 million decrease in net carrying value of goodwill from $289.6 million as of December 31, 2003 to $250.6 million as of December 31, 2004 was due to the aforementioned $37.6 million impairment charge and a $1.4 million tax benefit on stock-based compensation awarded in connection with a prior acquisition.

For the year ended December 31, 2003, the Company recognized a goodwill  impairment charge of approximately $170.3 million.  The methods used by the Company in determining the fair value of its equity and in estimating the implied fair value of its goodwill during the year ended December 31, 2004 were consistent with those used during the year ended December 31, 2003. However, the Company’s 2003 goodwill valuation analysis included both reporting segments, Specialist and Execution and Clearing.

Of the total fiscal 2003 $170.3 million goodwill impairment charge, approximately $166.2 million was attributed to the Company’s Specialist reporting unit and approximately $4.1 million was attributed to the Company’s Execution and Clearing reporting unit.

The $181.0 million decrease in net carrying value of goodwill from $470.6 million as of December 31, 2002 to $289.6 million as of December 31, 2003 was due primarily to the aforementioned $170.3 million impairment charge and a $10.7 million deferred tax liability effect.

Identifiable Intangible Assets

The Company’s acquired specialist stock lists are amortized over their respective lives ranging from 15 to 40 years, with a weighted-average amortization period of 39.6 years. The gross carrying amount, accumulated amortization and net carrying amount of acquired specialist stock lists are set forth below as of December 31:

(000’s omitted)	2004	2003

Gross carrying amount	$406,190	$406,190
Accumulated amortization	(44,986)	(34,610)
Net carrying amount	$361,204	$371,580

Amortization expense was approximately $10.4 million for each of the years ended December 31, 2004, 2003 and 2002. Estimated amortization expense for the existing specialist stock lists is $10.4 million for each of the fiscal years ending December 31, 2005 through December 31, 2009.

7.                                      INCOME TAXES

The components of the provision (benefit) for income taxes reflected on the accompanying consolidated statements of operations are set forth below:

	For the Years Ended December 31,
(000’s omitted)	2004	2003	2002
Current income taxes:
Federal	$547	$10,904	$43,592
Foreign, state and local	322	6,418	23,572
Total current	869	17,322	67,164

Deferred income taxes:
Federal	(8,129)	(14,685)	7,615
Foreign, state and local	(4,785)	(8,644)	4,119
Total deferred	(12,914)	(23,329)	11,734

Total provision (benefit) for income taxes	$(12,045)	$(6,007)	$78,898

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities. The following table presents the components of deferred tax asset and liability balances:

	For the Years Ended December 31,
(000’s omitted)	2004	2003
Deferred tax assets:
Deferred compensation	$9,963	$15,627
Restitution	—	18,738
Acquisition intangibles and related goodwill	6,033	8,138
NOL carryover	24,087	—
Other	2,423	3,642
Total deferred tax assets	$42,506	$46,145

Deferred tax liabilities:
Acquisition intangibles (non-tax deductible)	$133,240	$144,288
Acquisition intangibles and goodwill (tax deductible)	17,113	18,394
Securities marked-to-market	3,935	4,784
Non marketable investment basis	934	4,674
Other	1,072	706
Total deferred tax liabilities	$156,294	$172,846

The 2004 net decrease in deferred tax assets was mainly attributable to the reduction of the deferred charges related to the restitution assessment by the SEC and NYSE, and the reduction of the deferred compensation charges related to retention bonuses, which was partially offset by the increase in deferred tax assets for the net operating loss carryover. There is no valuation allowance recorded against the deferred tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be deductible. Based upon the Company’s level of historical taxable income, future reversals of existing taxable differences and all other available evidence, the deferred tax assets will more likely than not be realized.

The 2004 net decrease in deferred tax liabilities is due primarily to the current year reduction of deferred tax liability recognized for non-deductible acquisition intangibles and recognition of a deferred gain from the sale of a non-marketable investment.

The Company’s effective tax rate differs from the Federal statutory rate primarily due to the nondeductible amortization of intangible assets, nondeductible impairment of exchange memberships, nondeductible impairment of goodwill, nondeductible penalties and state and local taxes. A reconciliation of the statutory U.S. Federal income tax rate of 35.0% to the Company’s effective income tax rate is set forth below:

	For the Years Ended December 31,
	2004	2003	2002

U.S. Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes related to:
State and local taxes	4.0	0.8	11.1
Nondeductible acquisition intangibles and related goodwill impairment	(20.8)	(29.7)	2.5
Nondeductible penalty expense	—	(4.1)	—
Other	3.6	1.2	(1.1)
Effective tax rate	21.8%	3.2%	47.5%

Tax benefits of approximately $1.2 million, $0.4 million and $6.6 million for the years ended December 31, 2004, 2003 and 2002, respectively, were credited directly to goodwill or additional paid-in capital in the accompanying consolidated statements of financial condition and changes in stockholders’ equity.  These tax benefits related to the vesting of restricted stock units, shares of restricted stock and the exercise of stock options.

In 2004, the Holding Company generated a tax net operating loss of $52.5 million. At December 31, 2004, the Holding Company had available $52.5 million of tax losses that may be carried-back to 2002 and 2003 to apply against available taxable income for those years, and any excess brought forward for 20 years until utilized. New York State and City, the principal state and local tax filing jurisdictions of the Holding Company, only allow a carryforward for 20 years.

As a result of the Company’s March 2001 acquisition of Internet Trading Technologies, Inc. (“ITTI”), net operating loss (“NOL”) carryforwards totaled $1.6 million as of December 31, 2004 and 2003.  The utilization of these NOLs as a tax deduction is limited under Section 382 of the Internal Revenue Code to $0.2 million per year. The Company was not allowed to utilize any ITTI NOLs in 2004 due to the overall tax net loss position of the Holding Company. These NOLs will begin to expire between 2019 and 2021.

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

As of December 31, 2004 and 2003, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $455.1 million and $408.7 million, respectively, which exceeded minimum requirements by $453.2 million and $403.1 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio was .06 to 1 and .21 to 1, as of December 31, 2004 and 2003, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of December 31, 2003, LaBranche & Co. LLC’s NYSE minimum required dollar amount of net liquid assets, as defined, was $446.0 million, compared to actual net liquid assets, as defined, of $473.0 million. Due to the formation and commencement of operations of LSPS in July 2004, LaBranche & Co. LLC’s and LSPS’ required combined dollar amount of net liquid assets, as defined, was increased to $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, was $458.7 million as of December 31, 2004. LSPS is not required to perform a net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceed the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist firm is registered. As of December 31, 2004, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE.  Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2% of aggregate debit items, as defined. As of December 31, 2004 and 2003, LFSI’s net capital, as defined, was $12.5 million and $14.4 million, respectively, which exceeded its minimum requirements by $11.0 million and $12.9 million, respectively.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $0.1 million have been segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $0.1 million. As of January 5, 2004, to comply with its December 31, 2003 requirement, cash and U.S. Treasury Bills in the amount of $6.2 million were segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $4.3 million. In addition, the PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $4.4 million have been segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $3.4 million. As of January 5, 2004, to comply with its December 31, 2003 requirement, cash and U.S. Treasury Bills in the amount of $3.7 million were segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $1.5 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and AMEX.  LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2004 and 2003, LSP’s net capital, as defined, was $23.8 million and $32.8 million, respectively, which exceeded its minimum requirements by $23.2 million and $32.6 million, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2004, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $4.4 million, which exceeded its minimum requirement by $4.3 million. LSPS’ aggregate indebtedness to net capital ratio was .13 to 1 as of December 31, 2004.

9.                                      SHORT TERM AND LONG TERM DEBT

Debt Extinguishment and Refinancing

On May 18, 2004, in connection with the refinancing of certain of the Company’s indebtedness, the Company repurchased approximately $93.1 million of its then-outstanding $100.0 million aggregate principal amount 9.5% senior notes due 2004 (the “2004 Notes”) and approximately $236.4 million of its then-outstanding $250.0 million aggregate principal amount 12.0% senior subordinated notes due 2007 (the “2007 Notes” and, together with the 2004 Notes, the “Old Notes”), and paid for related consents delivered by the holders of the Old Notes on or prior to April 19, 2004. The aggregate purchase price paid by the Company for the Old Notes was approximately $386.9 million, which included the purchase price, premium and consent payments of approximately $49.0 million in the aggregate, and accrued but unpaid interest on the Old Notes up to, but not including, the settlement date. Upon the completion of this debt repurchase and consent solicitation, the indentures governing the remaining outstanding Old Notes were stripped of substantially all restrictive covenants, certain events of default and other related provisions. In August 2004, the Company repaid $6.9 million of the 2004 Notes that remained outstanding after the refinancing. Accordingly, there are no 2004 Notes outstanding as of December 31, 2004.

In order to fund the repurchase of the Old Notes and related consent solicitation, the Company issued $460.0 million aggregate principal amount of new senior notes (collectively, the “Original Senior Notes”) to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The Original Senior Notes consisted of 9.5% Senior Notes due 2009 in the aggregate principal amount of $200.0 million (the “Original 2009 Notes”) and 11.0% Senior Notes due 2012 in the aggregate principal amount of $260.0 million (the “Original 2012 Notes”).

On September 10, 2004, pursuant to a registration rights agreement between the initial purchaser of the Original Senior Notes and the Company, the Company offered to exchange (i) its 9.5% Senior Notes due 2009 that have been registered under the Securities Act (the “2009 Senior Notes”), for an equal principal amount of outstanding Original 2009 Notes and (ii) its 11.0% Senior Notes due 2012 that have been registered under the Securities Act (the “2012 Senior Notes,” and together with the 2009 Senior Notes, the “Senior Notes”), for an equal principal amount of outstanding Original 2012 Notes.

The exchange offer expired on October 22, 2004, with the holders of 98.5%, or $197.0 million aggregate principal amount, of Original 2009 Notes having tendered their Original 2009 Notes for exchange, and the holders of 100.0%, or $260.0 million aggregate principal amount, of the Original 2012 Notes having tendered their Original 2012 Notes for exchange. The new Senior Notes represent the same indebtedness as the Original Senior Notes that were exchanged and have been issued under the same indenture. All subsequent references to the term “2009 Senior Notes” include the $3.0 million principal amount of Original 2009 Notes that were not tendered in the exchange offer and remain outstanding.

The 2009 Senior Notes and 2012 Senior Notes were issued pursuant to a new indenture that is similar to the indentures that governed the Old Notes prior to their amendment in connection with the May 2004 debt refinancing. The new indenture includes certain covenants that, among other things, limit the Company’s ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on the Company’s assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions.

In addition, the Company’s ability to incur additional indebtedness (other than certain “permitted indebtedness”), pay dividends, redeem stock or repurchase subordinated indebtedness prior to maturity will be limited if the Company’s consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1 on and after December 31, 2004. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) the Company’s consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of the Company’s consolidated interest expense and a tax-effected multiple of any dividend payments that the Company might make with respect to preferred stock. As of December 31, 2004, the Company’s consolidated fixed charge coverage ratio was approximately 1.80:1.  The indenture governing the Senior Notes provides for certain exceptions to the limitations on restricted payments, including, for example, the Company’s July 2004 repurchase of all then-outstanding shares of its Series B preferred stock, repurchase of the Company’s Senior Notes, and any “restricted payments” up to an aggregate of $15.0 million over the life of the indenture.

In addition, under the indenture governing the Senior Notes, if, at any time, the Company’s cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of the Company’s cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss), and (B) 100.0% of the net cash proceeds received from any issuance or sale of the Company’s capital stock since July 1, 2004, plus (ii) $15.0 million, the Company will not be entitled to make a “restricted payment” at such time.  While the Company has not made any restricted payments since May 18, 2004, the Company cannot be sure if, when or to what extent this covenant will prevent the Company from making restricted payments in the future.  As of December 31, 2004, since the Company’s cumulative consolidated net income since July 1, 2004 was negative, the Company was not entitled to make any restricted payments in excess of the $15.0 million “basket” described above.

The indenture governing the Senior Notes permits the Company to redeem some or all of the 2009 Senior Notes on or after May 15, 2007 and some or all of the 2012 Senior Notes on or after May 15, 2008 at varying redemption prices, depending on the date of redemption. In addition, the Company has the option to redeem up to 33.0% of the aggregate principal amount of the 2009 Senior Notes at a redemption price of 109.5% and up to 33.0% of the aggregate principal amount of the 2012 Senior Notes at a redemption price of 111.0% using the proceeds of certain equity offerings which the Company may complete on or prior to May 15, 2007.  Under the terms of the indenture, if the Company sells substantially all of its assets or experiences specific kinds of changes in control, the Company will be required to offer to repurchase Senior Notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

To the extent the Company does not use the net after-tax proceeds from the sale of its principal non-marketable investment (see Note 4) to repurchase certain of the Company’s secured indebtedness, repay the indebtedness of its subsidiaries or purchase “replacement assets,” the Company will be required, on the 361st day following the closing of this sale transaction, to offer to purchase Senior Notes in an aggregate principal amount equal to such net after-tax proceeds at a price equal to 100.0% of the principal amount of such Senior Notes.

On November 1, 2004, the Company commenced an “excess proceeds offer,” as defined, to purchase Senior Notes in the aggregate principal amount of up to approximately $18.2 million.

On December 1, 2004, this excess proceeds offer expired with approximately $0.1 million principal amount, including accrued and unpaid interest, of 2009 Senior Notes having been tendered.

The Company’s short term and long term debt as of December 31, 2004 and 2003 are as follows:

Short Term Debt

As of December 31, 2004, the Holding Company was obligated under a promissory note for $2.0 million assumed in connection with the RPM acquisition, which was issued to a family member of a former employee of RPM (the “Promissory Note”). In June 2004, the Promissory Note was extended for an additional year by the issuer. This note bore interest at 12.5% per year until June 14, 2003, and bears interest at 8.0% per year through June 14, 2005, its maturity date. For the years ended December 31, 2004, 2003 and 2002, interest expense related to the Promissory Note totaled $0.2 million, $0.2 million and $0.3 million, respectively.

As of December 31, 2003, short term debt was comprised of (a) $100.0 million in aggregate principal amount of then-outstanding 2004 Notes, the carrying value of which was approximately $100.0 million, and (b) the Promissory Note. In connection with the Company’s May 2004 debt refinancing, $0.1 million of the $0.2 million original discount and the $2.7 million debt issuance cost on the 2004 Notes were accelerated to interest expense. For the years ended December 31, 2004, 2003 and 2002, interest expense related to the 2004 Notes was approximately $4.2 million, $10.1 million and $10.1 million, respectively.

Long Term Debt

As of December 31, 2004, long term debt was comprised of (a) $459.9 million aggregate principal amount of Senior Notes, consisting of the 2009 Senior Notes and the 2012 Senior Notes, (b) $13.6 million aggregate principal amount of remaining 2007 Notes, the carrying value of which is approximately $13.5 million, and (c) an $8.0 million promissory note (this indebtedness accrued interest at the rate of 10.0% per year until August 7, 2003 and thereafter accrues interest at a rate of 9.0% per year, payable semiannually, and matures on August 7, 2007). Debt issuance costs, totaling approximately $5.5 million for the 2009 Senior Notes and approximately $7.2 million for the 2012 Senior Notes, incurred as a result of the offering of the Senior Notes are being amortized over the life of the Senior Notes as an adjustment to interest expense. For the year ended December 31, 2004, interest expense related to the Senior Notes totaled $30.3 million. For the years ended December 31, 2004, 2003 and 2002, interest expense related to the $8.0 million promissory note totaled $0.7 million, $0.8 million and $0.3 million, respectively.

As of December 31, 2003, long term debt was comprised of (a) $250.0 million aggregate principal amount of 2007 Notes, the carrying value of which was approximately $247.6 million, and (b) the aforementioned $8.0 million promissory note. In connection with the debt refinancing described above, approximately $2.0 million of the $4.3 million original discount on the 2007 Notes and approximately $3.3 million of the $6.9 million debt issuance cost on the 2007 Notes were accelerated to interest expense. For each of the years ended December 31, 2004,

2003 and 2002, interest expense related to the 2007 Notes was approximately $18.5 million, $31.5 million and $31.3 million, respectively.

Principal maturities of long term debt as of December 31, 2004 are as follows:

(000’s omitted)
Year Ending December 31,	Amount
2005	$—
2006	—
2007	21,642
2008	—
2009	199,900
Thereafter	260,000
Total	$481,542

In October 2004, LaBranche & Co. LLC extended its $200.0 million committed line of credit agreement with a bank to October 29, 2005 on the same terms and conditions. The committed line of credit, which is available to finance LaBranche & Co. LLC’s specialist activities, may be extended by LaBranche & Co. LLC—subject to the bank’s approval—for additional one-year terms by giving written notice to the bank at least 30 days prior to the then-current scheduled termination date. Amounts outstanding under this credit agreement would be secured by LaBranche & Co. LLC’s inventory of specialist stocks and would bear interest at the bank’s broker loan rate. In order to maintain the availability of funds under this credit facility, LaBranche & Co. LLC must comply with certain financial and other covenants.  LaBranche & Co. LLC is currently in compliance with these covenants.

10.                               SUBORDINATED LIABILITIES

LaBranche & Co. LLC is a party to subordinated loan agreements under which it has incurred indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at various annual rates. Three agreements representing approximately $1.9 million mature within the first six months of 2005, four agreements representing approximately $2.3 million mature within the last six months of 2005, and three agreements representing $1.1 million mature within the first six months of 2006. These subordinated loans, which bear interest at an annual rate of 10.0%, all have automatic rollover provisions, and each scheduled maturity date will be extended an additional year, unless the lender gives LaBranche & Co. LLC seven months advance notice that the maturity date will not be extended. As of December 31, 2004, three agreements representing $1.9 million have not been extended and will be paid out within the first six months of 2005.  LaBranche & Co. LLC is entitled to prepay these subordinated loans without penalty under the terms of the agreements relating thereto. Interest expense incurred on these and other similar subordinated loan agreements which have been repaid was approximately $0.5 million for each of the years ended December 31, 2004, 2003 and 2002.

In 1998, LaBranche & Co. LLC issued five subordinated notes representing aggregate indebtedness of $15.0 million, which mature in equal installments of $3.0 million payable on June 3, 2004, 2005, 2006, 2007 and 2008, and bear interest at an annual rate of 7.7%, payable on a quarterly basis. On June 3, 2004, LaBranche & Co. LLC repaid $3.0 million of these subordinated notes. As of December 31, 2004, $12.0 million remained outstanding under these subordinated notes, which are senior to all other subordinated notes of LaBranche & Co. LLC. The agreements covering these subordinated notes require LaBranche & Co. LLC to comply with certain covenants that, among other things, restrict the type of business in which LaBranche & Co. LLC may engage, set certain net capital levels and prohibit restricted payments, as defined. Interest expense incurred on these subordinated notes for the years ended December 31, 2004, 2003 and 2002 was approximately $1.0 million, $1.2 million and $1.2 million, respectively.

11.                               STOCKHOLDERS’ EQUITY

On January 21, 2004, the Company completed an exchange offer pursuant to an exemption from registration under
Section 3(a)(9) of the Securities Act of 1933, as amended, pursuant to which the Company exchanged one share of a newly-created Series B preferred stock for each share of its then-issued and outstanding Series A preferred stock. In the exchange offer, all of the approximately 39,186 shares of Series A preferred stock were exchanged by the fourteen holders of record for shares of the Company’s Series B preferred stock.  Issuance of the newly-created shares of Series B preferred stock was contingent upon the tender for exchange of 100% of the then-issued and outstanding shares of Series A preferred stock.

On June 14, 2004, the Company commenced an offer to purchase any and all of the approximately 39,186 then-outstanding shares of its Series B preferred stock.  On July 12, 2004, the offer expired with 100% of the then-outstanding shares of Series B preferred stock having been tendered.  On July 13, 2004, the Company purchased all of the tendered shares at a price of $1,000 per share, plus accrued and unpaid dividends up to, but not including, the date of purchase for approximately $42.6 million and all then-outstanding shares of the Company’s Series B preferred stock were retired. As a result of the purchase, the Company recorded an expense in the third quarter of 2004 of approximately $0.5 million due to the acceleration of the discount accretion on the shares that were purchased.

Of the approximately 39,186 then-outstanding shares of the Company’s Series B preferred stock, approximately 9,760 shares had been held in escrow in order to secure the indemnification obligations of the former stockholders of RPM in connection with the Company’s acquisition of RPM in March 2001. In connection with the completion of the offer to purchase all then-outstanding shares of the Company’s Series B preferred stock, this escrow arrangement was terminated in order to facilitate the Company’s objective of repurchasing and retiring all of its shares of Series B preferred stock without forfeiting any material right to indemnification under the merger agreement governing its acquisition of RPM.

For the years ended December 31, 2004, 2003 and 2002, dividends declared per common share were $-0-, $0.24 and $-0-, respectively. In October 2003, the board of directors suspended indefinitely the payment of dividends.

12.                               EARNINGS (LOSS) PER SHARE

The computations of basic and diluted earnings (loss) per share are set forth below:

	Years Ended December 31,
(000’s omitted, except per share data)	2004	2003	2002
Net income (loss)	$(43,780)	$(179,389)	$87,226

Less: preferred dividends and discount accretion	2,253	4,014	6,941
Numerator for basic and diluted earnings (loss) per share – net income (loss) applicable to common stockholders	$(46,033)	$(183,403)	$80,285
Denominator for basic earnings (loss) per share – weighted-average number of common shares outstanding	59,905	59,614	58,992
Dilutive shares:
Stock options	—	—	681
Restricted stock	—	—	—
Restricted stock units	—	—	266
Denominator for diluted earnings (loss) per share – weighted-average number of common shares outstanding	59,905	59,614	59,939
Basic earnings (loss) per share	$(0.77)	$(3.08)	$1.36
Diluted earnings (loss) per share	$(0.77)	$(3.08)	$1.34

The exercise prices for options to purchase an aggregate of 1,807,500 shares of common stock exceeded the average market price of the Company’s common stock for the year ended December 31, 2002. In addition, potential common shares relating to restricted stock and restricted stock units whose fair value was below the average market price of the Company’s common stock for the year ended December 31, 2002 totaled 278,141. Accordingly, the above calculations of diluted earnings (loss) per share do not include the antidilutive effect of these stock-based awards. Potential common shares relating to options totaling 2,319,167 and 3,626,891 for the years ended December 31, 2004 and 2003, respectively, and to restricted stock and restricted stock units totaling 574,353 and 295,945 for the years ended December 31, 2004 and 2003, respectively, were excluded from the diluted loss per share calculation for the years ended December 31, 2004 and 2003 because their effect was antidilutive.

13.                               ACQUISITIONS

Effective October 24, 2002, the Holding Company acquired all the outstanding stock of Hochstin & Company, Inc. (“Hochstin”), which conducted a rights specialist and floor brokerage business on the NYSE, for $7.8 million in cash, of which $3.6 million was paid at the closing and the remainder is to be, or was, paid by the Holding Company as follows: (a) $1.0 million on each of October 24, 2003, 2004 and 2005, and (b) $1.2 million on October 24, 2007, although the final payment may be reduced to $200,000 if the employment with LFSI of a certain former employee of Hochstin is either terminated for cause by LFSI or is terminated voluntarily by such employee prior to October 24, 2007. The acquisition was accounted for under the purchase method of accounting. The excess of purchase price over fair value of net tangible assets of approximately $4.6 million was allocated to goodwill. The results of operations formerly conducted by Hochstin have been included in the Company’s consolidated financial statements since October 24, 2002.

On April 22, 2003, LSP formed an options specialist joint account on the AMEX (the “Joint Account”) with Botta Capital Management, LLC (“Botta”).  LSP contributed $1.5 million of capital for the operation of the Joint Account and manages the Joint Account’s business on the trading floor of the AMEX.  Botta contributed its right to act as specialist in certain AMEX option listings.  Annual net profits of the Joint Account generated from specialist activities in the Joint Account’s AMEX listed options are shared by LSP and Botta on a 66%/34% basis, respectively, and LSP bears 100% of any annual net losses. After the fourth anniversary of the formation of the Joint Account, Botta will no longer have any interest in the Joint Account or the AMEX option listings it contributed to the Joint Account.  The results of the Joint Account have been included in the Company’s consolidated financial statements since April 22, 2003. Botta’s share of the net assets and net income of the Joint Account are classified as minority interest on the accompanying 2004 and 2003 consolidated statements of financial condition and statements of operations.

14.                               EMPLOYEE INCENTIVE PLANS

Equity Incentive Plan

The Company sponsors an Equity Incentive Plan (“EIP”) which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The Company has a total of 7,687,500 shares of common stock reserved for issuance under the EIP, of which 3,550,524 shares remain available for issuance as of December 31, 2004. The maximum number of shares of common stock with respect to which options, restricted stock, restricted stock units or other equity-based awards may be granted under the EIP during any calendar year to any employee may not exceed 500,000 shares, subject to adjustment upon certain corporate transactions.

Restricted Stock and Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees in connection with its initial public offering and subsequently as stock-based compensation. The Company has granted restricted stock (“RS”) as part of employment contracts and in connection with certain acquisitions. In general, both the restricted stock units and the restricted stock awards vest in one to five annual installments on the anniversary of the date of grant. Compensation expense for all of these RS and RSU awards is recognized on a straight-line basis over the respective vesting periods.  In addition, all of these awards are subject to the employees’ continuing service with the Company and other restrictions. For the years ended December 31, 2004, 2003 and 2002, the Company recorded compensation expense related to these awards, net of forfeitures, and a credit to additional paid-in-capital, of $3.1 million, $3.4 million and $3.1 million, respectively.

The following table provides information about grants of RS and RSUs:

Number of Shares
RS and RSUs Outstanding as of December 31, 2001	1,026,214
Granted	20,000
Vested	(308,436)
Forfeited	(193,660)
RS and RSUs Outstanding as of December 31, 2002	544,118
Granted	46,000
Vested	(289,833)
Forfeited	(4,340)
RS and RSUs Outstanding as of December 31, 2003	295,945
Granted	600,000
Vested	(236,082)
Forfeited	(85,510)
RS and RSUs Outstanding as of December 31, 2004	574,353

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

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2001	2,833,559	$13.90
Options Granted	1,545,000	34.64
Options Exercised	(705,890)	12.03
Options Forfeited	—	—
Options Outstanding as of December 31, 2002	3,672,669	22.98
Options Granted	—	—
Options Exercised	(15,778)	13.67
Options Forfeited	(30,000)	35.00
Options Outstanding as of December 31, 2003	3,626,891	22.92
Options Granted	—	—
Options Exercised	(493,890)	2.78
Options Forfeited	(813,834)	26.44
Options Outstanding as of December 31, 2004	2,319,167	$25.97

Options Exercisable as of:
December 31, 2002	1,977,669	$12.42
December 31, 2003	2,074,391	13.76
December 31, 2004	1,632,500	$22.18

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price
$11.00 – $20.99	1,014,167	4.92	$13.93	1,014,167	$13.93
21.00 – 30.99	75,000	7.82	27.50	75,000	27.50
$31.00 – $40.99	1,230,000	6.89	$35.81	543,333	$36.84
	2,319,167			1,632,500

Senior Executive Bonus Plan

The Senior Executive Bonus Plan, adopted in May 2003, is intended to provide for the payment to the Company’s Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. Bonuses are payable in cash and/or equity-based awards under the Company’s EIP. For the years ended December 31, 2004 and 2003, no bonuses were paid under this plan. However, for the year ended December 31, 2004, these executive officers were awarded cash bonuses totaling approximately $1.9 million.

15.                               RETIREMENT PLAN

The Company has a defined contribution retirement plan (the “Plan”) that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

All employees are eligible to participate in the Plan after they have completed three months of service. Participants are entitled to contribute voluntarily in an amount equal to not less than 1% and not more than 60% of their annual pre-tax compensation, up to the maximum amount permitted under Internal Revenue Service (“IRS”) regulations for the applicable Plan year. The Company, acting in its sole discretion, can declare and make employer matching contributions and additional voluntary contributions for all eligible employees who have completed one year of service, and/or have been credited with 1,000 hours of service. During the years ended December 31, 2004, 2003 and 2002, the Company contributed approximately $1.1 million, $1.0 million and $1.2, respectively, as employer matching contributions to the Plan, and approximately $4.2 million in 2002 as additional voluntary contributions. There were no additional voluntary contributions in 2004 or 2003.

16.                               DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all the Company’s assets and liabilities are carried at fair value or contracted amounts, which approximate fair value. The fair value of fixed rate debt, in millions, is as follows:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value	Carrying Value	Fair Value

2004 Notes	$—	$—	$100.0	$101.0
2007 Notes	13.6	14.6	247.6	250.0
2009 Senior Notes	199.9	202.9	—	—
2012 Senior Notes	260.0	276.9	—	—
Other	$27.3	$27.4	$30.3	$33.1

For 2004, the fair value of the 2007 Notes was determined using current market rates to discount their cash flow as of December 31, 2004, and the fair values of the 2009 Senior Notes and 2012 Senior Notes were determined based upon their respective market values as of December 31, 2004. For 2003, the fair values of the 2004 Notes and 2007 Notes were determined based upon their respective market values as of December 31, 2003. For both fiscal years, the fair value of the fixed rate and other notes was determined using current market rates to discount their cash flows.

17.                               BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist segment operates as a specialist in equities and rights listed on the NYSE, as a specialist in equities, options, ETFs, and futures on several exchanges, as well as a market-maker in ETFs, futures and options on several exchanges.  This segment also provides support services for the NYSE specialist activities.  The Specialist segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LABDR and BV since they share similar economic characteristics.

The Company’s Execution and Clearing segment provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. This segment also provides direct-access floor brokerage services to institutional customers. The Execution and Clearing segment currently includes the operations of LFSI.

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Interest with respect to the Senior Notes, certain administrative expenses, corporate overhead expenses and other sources of revenues are not specifically allocated by management when reviewing the Company’s segments’ performance, and appear in the “Other” section. Selected financial information for each segment is set forth below:

	For the Years Ended December 31,
(000’s omitted):	2004	2003	2002
Specialist Segment:
Revenues	$245,023	$256,583	$401,169
Operating expenses	137,150	133,016	164,367
Goodwill impairment	37,600	166,250	—
Exchange memberships impairment	16,300	—	—
Restitution and fines	—	63,519	—
Depreciation and amortization expense	11,649	11,715	12,337
Income (loss) before minority interest and taxes	42,324	(117,917)	224,465
Segment goodwill	250,569	289,593	466,546
Segment assets	$1,849,108	$1,785,098	$1,726,935

Execution and Clearing Segment:
Revenues	$48,016	$47,909	$44,565
Operating expenses	52,357	56,285	53,297
Goodwill impairment	—	4,052	—
Exchange memberships impairment	2,027	515	—
Depreciation and amortization expense	470	1,008	1,093
Loss before minority interest and taxes	$(6,838)	$(13,951)	$(9,825)
Segment goodwill	—	—	4,052
Segment assets	$54,724	$59,927	$88,666

Other (1):
Revenues	$26,008	$1,497	$7,111
Operating expenses	67,832	54,623	55,611
Debt repurchase premium	49,029	—	—
Depreciation and amortization expense	102	80	16
Loss before minority interest and taxes	(90,955)	(53,206)	(48,516)

Segment assets	$151,265	$118,065	$97,201

Total:
Revenues	$319,047	$305,989	$452,845
Operating expenses	257,339	243,924	273,275
Goodwill impairment	37,600	170,302	—
Exchange memberships impairment	18,327	515	—
Debt repurchase premium	49,029	—	—
Restitution and fines	—	63,519	—
Depreciation and amortization expense	12,221	12,803	13,446
Income (loss) before minority interest and taxes	$(55,469)	$(185,074)	$166,124
Goodwill	250,569	289,593	470,598
Total assets	$2,055,097	$1,963,090	$1,912,802

(1)                                  Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily gains from non-marketable investments and interest income), and elimination entries.

18.                               FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET RISK

As specialists and market-makers on the NYSE, AMEX, NYBOT, PHLX and other exchanges, LaBranche & Co. LLC, LSP and LSPS are engaged in various securities trading and lending activities. In connection with their specialist activities, LaBranche & Co. LLC, LSP and LSPS assume positions in stocks for which they are responsible. LaBranche & Co. LLC, LSP and LSPS are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions, and they are also exposed to market risk associated with the sale of securities sold but not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges.  Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC, LSP and LSPS may be required to purchase or sell financial instruments, which may result in a loss.

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

LFSI seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFSI monitors margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or reduce positions when necessary.

LFSI is engaged in various brokerage activities in which its counterparties primarily include broker-dealers, banks and other financial institutions. LFSI may be exposed to the risk of default, which depends on the creditworthiness of the counterparty. It is LFSI’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

LSP and LSPS use derivative financial instruments, including exchange-traded options, ETFs and domestic and foreign futures contracts, for trading purposes and to financially hedge other positions or transactions as part of their specialist and market-making businesses and overall risk management process. These financial instruments subject LSP and LSPS to varying degrees of market, credit and foreign exchange risk. LSP and LSPS record their derivative trading activities at market value, with corresponding gains or losses recorded in “Net gain on principal transactions.” Gains or losses from foreign currency transactions are also recorded in “Net gain on principal transactions.” In order to minimize risk, management continually monitors positions, gain and loss, volatility and other standard risk measures on a real-time basis and communicates its risk tolerance to LSP’s and LSPS’ traders.

19.                               COMMITMENTS AND CONTINGENCIES

Contingencies

Specialist Trading Investigations.  On March 30, 2004, LaBranche & Co. LLC and other NYSE specialist firms entered into agreements with the SEC and the NYSE to settle the SEC and NYSE investigations concerning alleged improper specialist trading practices by specialists on the NYSE. Pursuant to the settlement, LaBranche & Co. LLC paid $41.6 million in restitution and $21.9 million in a civil money penalty, which the Company accrued for as of December 31, 2003, in connection with trades that occurred during the years 1999 through 2003 and has agreed to undertakings stated in the SEC’s order. Pursuant to the settlement, LaBranche & Co. LLC consented, without admitting or denying any wrongdoing, to an SEC order instituting administrative cease-and-desist proceedings, making findings, and imposing remedial sanctions and a cease-and-desist order.  The SEC’s findings, neither admitted nor denied, include violations by LaBranche & Co. LLC of Section 11(b) of the Exchange Act and Rule 11b-1 promulgated thereunder, NYSE Rules 104, 92, 123B, 401 and 342, and Section 15(b)(4)(E) of the Exchange Act.  The Section 15(b)(4)(E) finding includes a failure reasonably to supervise individual specialists who, the finding states, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder with respect to transactions in six particular stocks. The Company has continued to receive requests for information from the SEC and also has received requests for information from the United States Attorney’s Office for the Southern District of New York as part of an industry-wide investigation relating to activities of NYSE floor specialists in recent years. The Company is cooperating with the requests.

In re LaBranche Securities Litigation.  On or about October 16, 2003 through December 16, 2003, nine purported class action lawsuits were filed by purchasers of the Company’s common stock in the United States District Court for the Southern District of New York, including Sofran v. LaBranche & Co Inc., et al., No. 03 CV 8201, Semon v. LaBranche & Co Inc., et al., No. 03 CV 8255, Haug v. LaBranche & Co. Inc., et al., No. 03 CV 8265, Labul v. LaBranche & Co Inc., et al., No. 03 CV 8365, Murphy v. LaBranche & Co Inc., et al., No. 03 CV 8462, Strain v. LaBranche & Co Inc., et al., No. 03 CV 8509, Yopp v. LaBranche & Co Inc., et al., No. 03 CV 8783, Ferris v. LaBranche & Co Inc., et al., No. 03 CV 8806, and Levin v. LaBranche & Co Inc., et al., No. 03 CV 8918.  On March 22, 2004, the court consolidated these lawsuits under the caption In re LaBranche Securities Litigation, No. 03 CV 8201.  The court named the following lead plaintiffs:  Anthony Johnson, Clyde Farmer, Edwin Walthall, Donald Stahl and City of Harper Woods Retirement System.

On June 7, 2004, plaintiffs filed a Consolidated Class Action Complaint.  On July 12, 2004, plaintiffs filed a Corrected Consolidated Class Action Complaint.  Plaintiffs allege that they represent a class consisting of persons and entities that purchased or otherwise acquired the Company’s common stock during the period beginning on August 19, 1999 and concluding on October 15, 2003.  Plaintiffs allege that the Company, LaBranche & Co. LLC, and certain past or present officers and/or directors of the Company and/or LaBranche & Co. LLC, including George M.L. LaBranche, IV, William J. Burke, III, James G. Gallagher, Alfred O. Hayward, Jr., Robert M. Murphy and Harvey S. Traison, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by failing to disclose improper specialist trading.  Plaintiffs also allege that two other past or present officers and/or directors of the Company and/or LaBranche & Co. LLC., S. Lawrence Prendergast and George E. Robb, Jr., also violated Section 20(a) of the Exchange Act.  Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses.

In re NYSE Specialists Securities Litigation.  On or about October 16, 2003 through December 16, 2003, four purported class action lawsuits were brought by persons or entities who purchased and/or sold shares of stocks of NYSE-listed companies for which LaBranche & Co. LLC and any other NYSE specialist firm acted as specialist, including Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and the California Public Employees’ Retirement System (CalPERS) v. The New York Stock Exchange, Inc., et al., No. 03 CV 9968.  On March 11, 2004, a fifth action asserting similar claims, Rosenbaum Partners, LP v. The New York Stock Exchange, Inc., et al., No. 04 CV 2038, was filed in the United States District Court for the Southern District of New York by an individual plaintiff who does not allege to represent a class.  On May 27, 2004, the court consolidated these lawsuits under the caption In re NYSE Specialists Securities Litigation, No. CV 8264.  The court named the following lead plaintiffs: California Public Employees’ Retirement System (“CalPERS”) and Empire Programs, Inc.

On September 15, 2004, plaintiffs filed a Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty alleging that they represent a class consisting of all public investors who purchased and/or sold shares of stock listed on the NYSE from October 17, 1998 to October 15, 2003.  Plaintiffs allege that the Company, LaBranche & Co. LLC,
Mr LaBranche and other NYSE specialist firms and their respective parents and affiliates violated Section 10(b), Rule 10b-5 and Section 20(a) by failing to disclose improper specialist trading, improperly profiting on purchases and/or sales of NYSE securities, and breaching and/or aiding and abetting breaches of fiduciary duty.  Plaintiffs also name the NYSE as a defendant.  Plaintiffs seek unspecified money damages, restitution, forfeiture of fees, commissions and other compensation, equitable and/or injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on trading proceeds, and attorneys’ fees and reimbursement of expenses.

Last Atlantis and Rule.  On January 20, 2004, five entities that allege that they are purchasers and sellers of options commenced an action in the United States District Court for the Northern District of Illinois, Last Atlantis Capital LLC v. Chicago Board of Options Exchange, Inc., et al., No. 04 C 0397, against four national securities exchanges (the American Stock Exchange, the Chicago Board Options Exchange, the Philadelphia Stock Exchange and Pacific Exchange) and 35 alleged securities brokers and/or dealers, including LSP, who, plaintiffs allege, made markets in options on the named exchanges. Plaintiffs allege that the Company and LSP conspired with other defendants by allegedly failing to execute orders, canceling orders, and refusing to cancel orders allegedly submitted by plaintiffs for the purchase and sale of options.  Plaintiffs allege violations of federal antitrust laws (Section 1 of the Sherman Act), and securities law (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, violations of an Illinois consumer fraud and deceptive business practices statute, and tortious interference with plaintiffs’ business.  Injunctive relief and damages (including punitive damages) in an unspecified amount are sought.  On January 28, 2005, an individual represented by the same counsel who represent the plaintiffs in the Last Atlantis case commenced a substantially similar action in the United States District Court for the Northern District of Illinois, Rule v. Chicago Board of Options Exchange, Inc., et al., No. 05 C 0539, making substantially the same allegations and seeking the same relief against the same defendants, including the Company and LSP.  To our knowledge, the complaint in the Rule case has not been served.

NASD/AMEX Notice of Disciplinary Action.  On December 15, 2004, LaBranche & Co. LLC received a notice from the NASD Amex Regulation Division stating a preliminary determination has been made by the NASD Amex Regulation Division’s staff to seek disciplinary action against LaBranche & Co. LLC for violations of certain federal securities laws and the Amex Constitution and Rules, including Sections 10(b), 9A and 17(a) of the Exchange

Act, in connection with manual book freezes effected in one of LaBranche & Co. LLC’s Amex specialist stocks during the period March 8, 2004 through October 21, 2004.  Prior to receiving this notice, LaBranche & Co. LLC had determined that the individual specialist responsible for the book freezes failed to adhere to company policy and had terminated that employee. LaBranche & Co. LLC has submitted a response to the staff of the NASD Amex Regulation Division setting forth the reasons why disciplinary action should not be brought against it and are cooperating with the NASD Amex Regulation Division in this matter.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described above are without merit, and the Company denies all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  The Company, therefore, is unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against the Company or its subsidiaries or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described above, the Company and its operating subsidiaries have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of their businesses, including, in particular, three separate employment discrimination proceedings currently pending against LaBranche & Co. LLC before the United States Equal Employment Opportunity Commission. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Commitments

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

Years Ending December 31,

2005	$2,729,677
2006	1,923,665
2007	1,585,105
2008	195,878
2009	72,292
Thereafter	154,017
Total	$6,660,634

20.                               SUBSEQUENT EVENTS

On January 20, 2005, the Company granted 700,000 RSUs to employees under the EIP.  One third of these RSUs will vest in full on the second anniversary of the date of grant and the remaining two-thirds will vest on the third anniversary of the date of grant, subject to the grantees remaining in the continuous employ of the Company through the vesting date.

In January 2005, LaBranche Structured Products Europe Limited (“LSPE”), a wholly-owned subsidiary of LSP, was organized in the United Kingdom for the purpose of becoming a market-maker for ETFs traded on the London Stock Exchange and the Eurex and Euronext exchanges. LSPE has yet to commence operations or obtain local regulatory approval.

Schedule 1.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2004	2003
ASSETS
Cash and cash equivalents	$373	$48,592
Securities purchased under agreements to resell	87,000	13,000
Investment in subsidiaries, at equity value	1,077,366	1,103,366
Other assets	81,783	81,059
Total assets	$1,246,522	$1,246,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest payable	$6,854	$14,431
Accrued compensation	20,145	32,069
Accounts payable and other accrued expenses	5,974	28,341
Other liabilities	12,390	12,077
Income taxes payable	1,671	—
Deferred tax liabilities	23,054	28,558
Short term debt	2,000	101,971
Long term debt	481,448	255,606
Total liabilities	553,536	473,053

Preferred stock, Series A, $.01 par value, liquidation value of $1,000 per share; 10,000,000 shares authorized; -0- and 39,186 shares issued and outstanding at December 31, 2004 and 2003, respectively	—	38,317
Common stock, $.01 par value, 200,000,000 shares authorized; 60,532,080 and 59,791,036 shares issued and outstanding at December 31, 2004 and 2003, respectively	605	598
Additional paid-in-capital	687,040	682,816
Retained earnings	5,341	51,374
Unearned compensation	—	(141)
Total stockholders’ equity	692,986	772,964
Total liabilities and stockholders’ equity	$1,246,522	$1,246,017

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(000’s omitted)

	For the Years Ended December 31,
	2004	2003	2002

REVENUES (LOSS):
Earnings (loss) from investment in subsidiaries	$963	$(155,401)	$107,776
Investment income	30,775	6,152	10,182
Total revenue (loss)	31,738	(149,249)	117,958
EXPENSES:
Interest	53,809	42,598	42,734
Employee compensation and related benefits	7,192	11,205	10,824
Debt repurchase premium	49,029	—	—
Other	11,701	5,555	5,140
Total expenses	121,731	59,358	58,698
Income (loss) before income tax benefit	(89,993)	(208,607)	59,260
INCOME TAX BENEFIT	(46,213)	(29,218)	(27,966)
Net income (loss)	(43,780)	(179,389)	87,226
Preferred dividends and discount accretion	2,253	4,014	6,941
Net income (loss) applicable to common stockholders	$(46,033)	$(183,403)	$80,285

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(000’s omitted)

	Common Stock		Preferred	Additional Paid-in	Retained	Unearned
	Shares	Amount	Stock	Capital	Earnings	Compensation	Total
BALANCE, December 31, 2001	58,734	$587	$94,531	$671,422	$168,780	$(6,962)	$928,358

Net income	—	—	—	—	87,226	—	87,226

Preferred stock discount accretion and dividends	—	—	2,994	—	(6,941)	—	(3,947)
Recognition of tax benefit related to employee option exercises	—	—	—	2,610	—	—	2,610
Issuance of restricted stock shares for option exercises and related compensation	770	8	—	5,569	—	6,028	11,605
Preferred stock buyback	—	—	(36,164)	—	—	—	(36,164)

BALANCE, December 31, 2002	59,504	$595	$61,361	$679,601	$249,065	$(934)	$989,688

Net loss	—	—	—	—	(179,389)	—	(179,389)

Common and preferred stock dividends and discount accretion	—	—	688	—	(18,302)	—	(17,614)
Recognition of tax benefit related to employee option exercises	—	—	—	372	—	—	372
Issuance of restricted stock shares for option exercises and related compensation	287	3	—	2,843	—	793	3,639
Preferred stock buyback	—	—	(23,732)	—	—	—	(23,732)

BALANCE, December 31, 2003	59,791	$598	$38,317	$682,816	$51,374	$(141)	$772,964

Net loss	—	—	—	—	(43,780)	—	(43,780)

Common and preferred stock dividends and discount accretion	—	—	—	—	(2,253)	—	(2,253)
Recognition of tax benefit related to employee option exercises	—	—	—	1,371	—	—	1,371
Issuance of restricted stock shares for option exercises and related compensation	741	7	—	2,853	—	141	3,001
Preferred stock buyback	—	—	(38,317)	—	—	—	(38,317)

BALANCE, December 31, 2004	60,532	$605	$—	$687,040	$5,341	$—	$692,986

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(43,780)	$(179,389)	$87,226
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	102	80	16
Amortization of debt issuance costs and bond discount	7,335	2,110	1,926
Compensation expense related to stock based compensation	1,169	2,631	3,114
Tax benefit related to exercise of stock options	1,424	433	6,639
Acceleration of preferred stock discount accretion	496	918	1,844
Undistributed equity earnings from investment in subsidiaries	(963)	155,401	(79,810)
Deferred tax benefit	(46,213)	(29,218)	(27,966)
Changes in operating assets and liabilities:
Securities purchased under agreements to resell	(74,000)	13,000	(26,000)
United States government obligations	—	28,897	1,187
Other assets	(3,948)	26,715	(47,190)
Interest payable	(7,577)	(419)	(185)
Accrued compensation	(11,924)	171	(5,887)
Accounts payable and other accrued expenses	(22,225)	181	12,230
Other liabilities	314	4,118	7,958
Taxes payable	42,380	32,367	(34,495)
Net cash provided by (used in) operating activities	(157,410)	57,996	(99,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	(55)	(39)	(96)
Net cash paid for acquisitions	—	—	(3,600)
Return of capital from subsidiary	86,000	82,554	154,000
Payment for investment in subsidiary	(59,000)	(59,145)	(31,494)
Net cash provided by investing activities	26,945	23,370	118,810
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	—	—	(14,781)
Payment of common and preferred dividends	(3,448)	(18,600)	(7,238)
Proceeds from exercise of stock options	1,375	216	8,491
Issuance of new senior notes	460,000	—	—
Repayment of old notes	(336,458)	—	—
Payments for preferred stock buyback	(39,186)	(24,650)	(28,164)
Net cash provided by (used in) financing activities	82,283	(43,034)	(41,692)
Effect of foreign currency translation	(37)	(38)	(4)
Increase (decrease) in cash and cash equivalents	(48,219)	38,294	(22,279)
CASH AND CASH EQUIVALENTS, beginning of year	48,592	10,298	32,577
CASH AND CASH EQUIVALENTS, end of year	$373	$48,592	$10,298
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Income taxes	$404	$20,193	$48,063
Interest	53,539	42,704	41,998

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

LaBranche & Co Inc. received cash dividends from its consolidated subsidiaries totaling $86.0 million, $82.6 million and $154.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.