Form 10-K/A
period 2004-12-31
LABRANCHE & CO INC
filed 2005-04-15
CIK 1089044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note:

LaBranche & Co Inc. (the “Company”) is filing this Amendment to its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005 (the “Original Report”) solely to revise Item 6. “Selected Financial Data” on page 34 of the Original Report and the first paragraph of the “Executive Overview” section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 35 of the Original Report in order to (i) reflect the correct amount of our pro forma net income available to common stockholders for the full year 2004, which excludes the Lava sale and the charges for exchange membership impairment, debt repurchase, goodwill impairment and acceleration of preferred stock discount accretion, as $16.5 million, or $0.27 per diluted share, rather than $16.7 million, or $0.28 per diluted share, as reflected in the Original Report, and (ii) provide a reconciliation of this non-GAAP financial information to the Company’s reported results under U.S. GAAP, which was inadvertently omitted from the Original Report. The Company previously furnished this required reconciliation of non-GAAP financial information to U.S. GAAP results in its report on Form 8-K dated January 21, 2005 in connection with its issuance of a press release announcing its financial results for the fourth quarter and full year ended December 31, 2004.  The reconciliation included herein also corrects an error included in the previously furnished reconciliation. No other changes in the Original Report are being made by means of this filing.

PART II

Item 6.                                   SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004, 2003 and 2002 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors, and are included elsewhere in this annual report. The selected financial data set forth below for the years ended December 31, 2001 and 2000 and as of December 31, 2001 and 2000 have been derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public auditors, which are not included elsewhere in this annual report. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this filing.

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

The following schedule provides a reconciliation of our U.S. GAAP results to pro forma results for the periods presented. In evaluating our financial performance, we review operating results from operations, which excludes non-operating charges and other non-recurring items.  Pro forma earnings (loss) per share is a non-GAAP performance measure, but we believe that it is useful to assist investors in gaining an understanding of the trends and operating results for our core business.  Pro forma earnings (loss) per share should be viewed in addition to, and not in lieu of, our reported results under U.S. GAAP.

	For Year Ended December 31,
(000’s omitted)	2004	2003	2002	2001	2000
OTHER DATA —Reconciliation:
Total revenues	$319,047	$305,989	$452,845	$424,130	$344,809
Less: Lava realized gain (1)	(24,900)	—	—	—	—
Pro forma revenues	294,147	305,989	452,845	424,130	344,809

Total expenses	374,516	491,063	286,721	267,419	178,232
Less:
Restitution and fines (2)	—	(63,519)	—	—	—
Goodwill impairment (3)	(37,600)	(170,302)	—	—	—
Exchange memberships impairment (4)	(18,327)	(515)	—	—	—
Debt repurchase premium and related costs (5)	(55,858)	—	—	—	—
Acceleration of discount on preferred stock repurchase (6)	(496)	—	—	—	—
Pro forma expenses	262,235	256,727	286,721	267,419	178,232

Income (loss) before minority interest and provision (benefit) for income taxes	(55,469)	(185,074)	166,124	156,711	166,577
Minority interest	356	322	—	—	—
Income (loss) before provision (benefit) for income taxes	(55,825)	(185,396)	166,124	156,711	166,577
Effect of pro forma adjustments	87,381	234,336	—	—	—
Pro forma income before provision for income taxes	31,556	48,940	166,124	156,711	166,577

Provision (benefit) for income taxes	(12,045)	(6,007)	78,898	85,124	84,654
Tax effect of pro forma adjustments	24,800	28,634	—	—	—
Pro forma provision for income taxes	12,755	22,627	78,898	85,124	84,654

Net income (loss) applicable to common stockholders	(46,033)	(183,403)	80,285	64,115	81,923
Net effect of pro forma adjustment	62,581	205,702	—	—	—
Pro forma net income available to common stockholders	$16,548	$22,299	$80,285	$64,115	$81,923

Earnings (loss) per share:
Diluted	$(0.77)	$(3.08)	$1.34	$1.13	$1.69
Net effect of pro forma adjustments	1.04	3.45	—	—	—
Diluted—pro forma	$0.27	$0.37	$1.34	$1.13	$1.69

(1)   Reflects the gain on sale of our investment in Lava Trading Inc.

(2)   Reflects the previously-disclosed regulatory settlement.

(3)   Relates to the write-down of the carrying value of our goodwill to reflect the results of our goodwill impairment evaluation under SFAS No. 142.

(4)   Reflects the write-down to our estimate of the fair value of our NYSE and AMEX exchange memberships.

(5)   Reflects expenses and the premium paid related to our repurchase of a substantial portion of our previously outstanding $100.0 million Senior Notes and $250.0 million Senior Subordinated Notes.

(6)   Represents the acceleration of the discount accretion on the remaining Series B preferred stock repurchased by us.

Item 7.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this annual report. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties including, but not limited to those discussed in “Risk Factors” set forth in Item 1 of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

For the year ended December 31, 2004, we reported a loss of $46.0 million, or $0.77 per share, which included a $24.9 million gain on the sale of our investment in Lava Trading, Inc., an exchange membership impairment charge of $18.3 million, a debt repurchase charge of $55.9 million, a goodwill impairment charge of $37.6 million and a preferred stock discount accretion charge of $0.5 million. Excluding the Lava sale and the exchange membership impairment, debt repurchase, goodwill impairment charges and preferred stock discount accretion, our net income available to common stockholders for the full year 2004 was $16.5 million, or $0.27 per diluted share. See Item 6. “Selected Financial Data – Other Data” for a reconciliation of these non-GAAP pro-forma results to our reported U.S. GAAP results.

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

PART IV

Item 15.                            EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a) Documents filed as part of this report.

(3)                                  Exhibits:

31.3	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2005	LaBRANCHE & CO INC.

	By:	/s/ George M.L. LaBranche, IV
George M.L. LaBranche, IV
Chairman, Chief Executive Officer and President