Form 10-Q
period 2005-03-31
LABRANCHE & CO INC
filed 2005-05-10
CIK 1089044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the registrant’s common stock outstanding as of May 6, 2005 was 60,623,819.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(000’s omitted except per share data)

	For the Three Months Ended March 31,
	2005	2004
	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$40,041	$52,298
Commissions	23,563	25,523
Other	3,699	2,092
Total revenues	67,303	79,913
EXPENSES:
Employee compensation and related benefits	21,903	27,791
Interest	16,583	12,358
Exchange, clearing and brokerage fees	9,994	8,894
Lease of exchange memberships	1,012	4,143
Depreciation and amortization of intangibles	3,053	3,055
Other	11,046	10,031
Total expenses	63,591	66,272

Income before minority interest and provision for income taxes	3,712	13,641

MINORITY INTEREST	—	175

Income before provision for income taxes	3,712	13,466

PROVISION FOR INCOME TAXES	1,466	5,552

NET INCOME	2,246	7,914
Preferred dividends and discount accretion	—	1,056
Net income available to common stockholders	$2,246	$6,858

Weighted-average common shares outstanding:
Basic	60,596	59,806
Diluted	60,866	60,224
Earnings per share:
Basic	$0.04	$0.11
Diluted	$0.04	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(000’s omitted except per share data)

	As of
	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$456,353	$444,446
Cash and securities segregated under federal regulations	5,670	13,511
Securities purchased under agreements to resell	92,000	87,000
Receivable from brokers, dealers and clearing organizations	391,469	158,421
Receivable from customers	4,593	10,555
Securities owned, at market value:
Corporate equities	320,508	319,378
Options	105,251	110,705
Exchange-traded funds	237,164	128,214
U.S. Government obligations	8	8
Commissions receivable	5,520	5,428
Exchange memberships contributed for use, at market value	13,500	9,450
Exchange memberships owned, at adjusted cost (market value of $59,773 and $41,696, respectively)	59,657	59,332
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $11,113 and $10,655, respectively	3,343	3,459
Intangible assets, net of accumulated amortization:
Specialist stock lists	358,610	361,204
Trade name	25,011	25,011
Goodwill	250,569	250,569
Other assets	64,791	68,406
Total assets	$2,394,017	$2,055,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers and dealers	$137,983	$120,434
Payable to customers	5,117	3,830
Securities sold, but not yet purchased, at market value:
Corporate equities	330,395	265,078
Options	107,916	92,580
Exchange-traded funds	234,538	142,735
U.S. Government obligations	151,912	—
Accrued compensation	17,774	38,195
Accounts payable and other accrued expenses	28,487	18,245
Other liabilities	12,705	12,510
Income taxes payable	1,671	1,671
Deferred tax liabilities	156,778	156,294
Short term debt	2,000	2,000
Long term debt	481,457	481,448
Subordinated liabilities:
Exchange memberships contributed for use, at market value	13,500	9,450
Other subordinated indebtedness	15,395	17,285
Total liabilities	1,697,628	1,361,755

Minority interest	—	356

Commitments and contingencies

Common stock, $.01 par value, 200,000,000 shares authorized; 60,623,819 and 60,532,080 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	606	605
Additional paid-in capital	688,196	687,040
Retained earnings	7,587	5,341
Total stockholders’ equity	696,389	692,986
Total liabilities and stockholders’ equity	$2,394,017	$2,055,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(000’s omitted)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,246	$7,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,053	3,055
Amortization of debt issuance costs and bond discount	419	568
Minority interest in consolidated subsidiary	—	175
Compensation expense related to stock-based compensation	1,157	1,371
Deferred taxes, net	22,235	6,679
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	7,841	(1,860)
Securities purchased under agreements to resell	(5,000)	4,000
Receivable from brokers, dealers and clearing organizations	(233,048)	(104,974)
Receivable from customers	5,962	(3,906)
Securities owned, at market value:
Corporate equities	(1,130)	24,620
Options	5,454	(22,447)
Exchange-traded funds	(108,950)	(166,395)
U.S. Government obligations	—	(4,043)
Commissions receivable	(92)	(266)
Other assets	(18,545)	942
Payable to brokers and dealers	17,549	7,039
Payable to customers	1,287	7,598
Securities sold, but not yet purchased, at market value:
Corporate equities	65,317	145,706
Options	15,336	16,793
Exchange-traded funds	91,803	112,373
U.S. Government obligations	151,912	15,260
Accrued compensation	(20,421)	(17,724)
Accounts payable and other accrued expenses	10,242	(9,604)
Other liabilities	195	—
Income taxes payable	—	(1,663)
Net cash provided by operating activities	14,822	21,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(344)	(135)
Payments for purchases of exchange memberships	(325)
Net cash used in investing activities	(669)	(135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to minority interest holder	(356)	(322)
Principal payments of subordinated debt	(1,890)	—
Net cash used in financing activities	(2,246)	(322)
Increase in cash and cash equivalents	$11,907	$20,754
CASH AND CASH EQUIVALENTS, beginning of period	444,446	491,885
CASH AND CASH EQUIVALENTS, end of period	$456,353	$512,639

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$1,558	$20,407
Income taxes	$168	$8

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	$1,157	$1,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists, LLC, a New York limited liability company (“LSPS”), LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV” and collectively with the Holding Company, LaBranche & Co. LLC, LFSI, LSP, LSPS, LSPE and LABDR, the “Company”). The Holding Company is the sole member of LaBranche & Co. LLC, LSP and LSPS, the 100% stockholder of LFSI and LABDR, and the sole owner of BV. LSP is the sole owner of LSPE.  LaBranche & Co. LLC is a registered broker-dealer and operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and in equity securities on the American Stock Exchange (“AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer and operates as a specialist in options and Exchange-Traded Funds (“ETFs”) on the AMEX and the Philadelphia Stock Exchange (“PHLX”), and as a market-marker in options, ETFs and futures on several exchanges, including the New York Board of Trade (“NYBOT”). LSPS is a registered broker-dealer and operates as a specialist in ETFs traded on the NYSE. LSPE was organized to operate as a market-maker for ETFs in Europe, and is in the process of registering as a broker-dealer with the United Kingdom’s Financial Securities Authority. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

2.                                      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of March 31, 2005 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005, as amended on April 15, 2005 (the “2004 10-K”). Results of the first quarter 2005 interim period are not necessarily indicative of results to be obtained for a full fiscal year.

3.             INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on stock-based compensation, other compensation accruals, amortization periods of certain intangible assets and differences between the financial statement and tax bases of assets acquired.

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended March 31,
	2005	2004
Current federal, state and local taxes	$(20,769)	$(1,126)
Deferred tax provision	22,235	6,678
Total provision for income taxes	$1,466	$5,552

4.             CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of March 31, 2005 and December 31, 2004, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $465.1 million and $455.1 million, respectively, which exceeded the minimum requirements by $464.1 million and $453.2 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was ..03 to 1 and .06 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of March 31, 2005 and December 31, 2004, LaBranche & Co. LLC’s and LSPS’ NYSE minimum required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $461.6 million and $458.7 million as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, since LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS, LSPS satisfied its net liquid assets requirement as of those dates. Of the Company’s total consolidated $456.4 million of cash and cash equivalents as of March 31, 2005, $370.8 million of LaBranche & Co. LLC’s cash and cash equivalents was used to satisfy a portion of the NYSE’s $447.0 million minimum combined net liquid assets requirement.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of March 31, 2005, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of March 31, 2005 and December 31, 2004, LFSI’s net capital, as defined, was $11.1 million and $12.5 million, respectively, which exceeded minimum requirements by $9.6 million and $11.0 million, respectively.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of April 4, 2005, to comply with its March 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $0.9 million were segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $0.9 million. As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $0.1 million were segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $0.1 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  As of April 4, 2005, to comply with LFSI’s March 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $4.5 million were segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $2.2 million. As of January 4, 2005, to comply with LFSI’s December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $4.4 million were segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $3.4 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2005 and December 31, 2004, LSP’s net capital, as defined, was $35.0 million and $23.8 million, respectively, which exceeded minimum requirements by $34.8 million and $23.2 million, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2005 and December 31, 2004, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $4.6 million and $4.4 million, respectively, which exceeded the minimum requirements by $4.5 million and $4.3 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .24 to 1 and .13 to 1, respectively.

5.             EARNINGS PER SHARE

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to dilutive potential common shares.

The computations of basic and diluted earnings per share are set forth below (000’s omitted, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income	$2,246	$7,914
Less: preferred dividends and discount accretion	—	1,056

Numerator for basic and diluted earnings per share – net income available to common stockholders	$2,246	$6,858

Denominator for basic earnings per share – weighted-average number of common shares outstanding	60,596	59,806

Dilutive shares:
Stock options	—	196
Restricted stock units	270	222
Denominator for diluted earnings per share – weighted-average number of common shares outstanding	60,866	60,224

Earnings per share:
Basic	$0.04	$0.11
Diluted	$0.04	$0.11

Options to purchase an aggregate of 2,319,167 and 3,063,001 shares of common stock were outstanding during the three months ended March 31, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock.  In addition, potential common shares relating to restricted stock and restricted stock units for the three months ended March 31, 2005 and 2004 totaling 931,398 and 649,011 shares, respectively, were antidilutive.  The calculation of diluted earnings per share does not include the antidilutive effect of these stock-based awards.

6.             EMPLOYEE INCENTIVE PLANS

Effective January 1, 2003, the Company began to account for stock-based employee compensation in accordance with the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123.” Under this method, compensation expense is recognized over the related service periods based on the fair value, as of the date of grant, of stock options and restricted stock units granted to employees on or after January 1, 2003. Such stock options and restricted stock units are included in “Stockholders’ equity” under SFAS No. 148 and are expensed over the period that an employee provides service in exchange for the award.

Compensation expense resulting from stock-based awards granted for the year ended December 31, 2002 and prior years is accounted for under the intrinsic value-based method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB No. 25, no compensation expense is recognized for stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. In addition, compensation expense was not recognized for those stock options issued in connection with the Company’s acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in March 2001 and were treated as part of the purchase price of RPM in accordance with the rules of purchase accounting.

Had the Company recognized compensation expense over the relevant service period under the fair value-based method of SFAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and prior years, net income available to common stockholders would have been reduced, resulting in pro forma net income available to common stockholders and earnings per share as presented below:

	Three Months Ended March 31,
(000’s omitted, except per share data)	2005	2004

Net income available to common stockholders, as reported	$2,246	$6,858
Add: Stock-based compensation expense included in reported net income (net of tax effect)	505	622
Less: Stock-based compensation expense under SFAS 123 (net of tax effect)	(690)	(2,105)
Pro forma net income available to common stockholders	$2,061	$5,375

Diluted earnings per share, as reported	$0.04	$0.11
Pro forma diluted earnings per share	$0.03	$0.09

The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential effect stock-based compensation could have on net income in future periods.

7.             BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based on the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist segment operates as a specialist in equities, rights and ETFs listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges, and as a market-maker in ETFs, futures and options on several exchanges. This segment also provides support services for the NYSE specialist activities. The Specialist segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LABDR and BV.

The Company’s Execution and Clearing segment provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. This segment also provides direct-access floor brokerage services to institutional customers. The Execution and Clearing segment currently includes the operations of LFSI.

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Interest with respect to the Company’s $459.9 million aggregate principal amount of senior notes outstanding, certain administrative expenses, corporate overhead expenses and other sources of revenues are not specifically allocated by management when reviewing the Company’s segments’ performance, and appear in the “Other” section. Selected financial information for each segment is set forth below (000’s omitted):

	Three Months Ended March 31,
	2005	2004
Specialist Segment:
Revenues	$54,488	$66,344
Operating expenses	32,091	34,381
Depreciation and amortization of intangibles	2,914	2,904
Income before minority interest and taxes	19,483	29,059
Segment goodwill	250,569	289,593
Segment assets	$2,181,635	$2,104,583

Execution and Clearing Segment:
Revenues	$12,195	$13,240
Operating expenses	12,801	14,131
Depreciation and amortization of intangibles	109	127
Loss before minority interest and taxes	(715)	(1,018)
Segment assets	$59,787	$59,043

Other (1):
Revenues	$620	$329
Operating expenses	15,646	14,705
Depreciation and amortization of intangibles	30	24
Loss before minority interest and taxes	(15,056)	(14,400)
Segment assets	$152,595	$75,940

Total:
Revenues	$67,303	$79,913
Operating expenses	60,538	63,217
Depreciation and amortization of intangibles	3,053	3,055
Income before minority interest and taxes	3,712	13,641
Goodwill	250,569	289,593
Assets	$2,394,017	$2,239,566

(1)                                 Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income and net gains from non-marketable investments) and elimination entries.

8.             CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the filing of the 2004 10-K, except as follows:

Specialist Trading Investigations.  On April 12, 2005, as part of the industry-wide investigations relating to activities of NYSE floor specialists in recent years, criminal and civil charges were announced against a number of individuals employed or formerly employed as specialists at the five largest NYSE specialist firms, including a specialist formerly employed by LaBranche & Co. LLC.  The Company will continue to cooperate with any continuing investigations.

Last Atlantis/Rule.  On March 30, 2005, the Court dismissed the Last Atlantis action.  On April 13, 2005, plaintiffs filed a motion for reconsideration of the dismissal.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2004 10-K, as updated above, are without merit, and the Company denies all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2004 10-K, as updated above, the Company and its operating subsidiaries have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

9.             SUBSEQUENT EVENTS

On April 20, 2005, the NYSE announced a plan to merge with Archipelago Holdings Inc. (“Archipelago”), a publicly-traded electronic-trading exchange. The proposed merger, as publicly announced by the NYSE and Archipelago, is expected to close no later than the first quarter of 2006, and is subject to SEC approval as well as approval by the NYSE members and Archipelago shareholders.  Management is unable to predict the effect this transaction may have on the Company’s financial condition, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005, as amended on April 15, 2005 (the “2004 10-K”) and our Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

Our net income available to common stockholders was $2.2 million—or $0.04 per diluted share—for the first quarter of 2005, a 67.2% decrease compared with the same period last year. Our first quarter results reflect lower volatility and increased program trading throughout the quarter. These two key drivers of our NYSE equity specialist operations resulted in fewer opportunities to commit our capital for principal trades. However, our expanded trading of ETFs, futures and options mitigated the less desirable performance of our equity specialist trading.

To better address investor demands of speed and more certainty of executions, and the prospects of an evolving market structure, we and major exchanges are working to deliver the best possible technology, which will allow for more direct electronic access to the point of sale on the NYSE. We continue to develop systems internally that will respond to changes in the securities markets under the SEC’s newly-approved Regulation NMS.

The NYSE’s recently announced plan to merge with Archipelago Holdings Inc. (“Archipelago”), in a transaction that will effectively transform the NYSE into a publicly-traded for-profit enterprise, represents the NYSE’s response to expand its electronic trading platform and to remain competitive. While we believe this strategy will provide investors with more execution options on the NYSE, it will not eliminate the need for effective management of market imbalances in stock prices of NYSE-listed companies. We believe that the specialist, and not technology, is the central mechanism through which market imbalances are managed and best execution is achieved. Accordingly, we believe, and the NYSE has stated, that specialists will continue to be an integral part of the NYSE’s current and future market structure.

Our business, by its nature, does not produce predictable earnings. In any given period, our results can be materially affected by general economic and other conditions, especially those directly related to securities trading. The NYSE’s planned merger with Archipelago may pose significant opportunities and challenges for us, but we cannot predict the effect this proposed transaction will have on our financial condition or results of operations. As proposed, the planned merger is expected to provide the current NYSE members an approximate 70.0% ownership stake in the new combined entity. Since the announcement of the proposed transaction, the value of an NYSE membership has risen significantly.

On March 29, 2004, we entered into an agreement with the NYSE and the SEC to settle their investigations concerning our NYSE specialist trading activity and agreed to comply with the undertakings described in our 2004 10-K.  Our compliance with these undertakings has enhanced, and will continue to improve, our risk management activities related to our specialist trading activity.

New Accounting Developments

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective April 15, 2005, the SEC issued final rule No. 33-8568, which amended the date for compliance with SFAS No. 123(R) for registrants that do not file as small business issuers to the first interim or annual reporting period of the registrant’s fiscal year beginning on or after June 15, 2005, which for us is January 1, 2006. We do not expect the adoption of SFAS No. 123(R) will have a material impact on our financial condition or results of operations.

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded.  As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value.  The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assign a certain control premium to the public market price of our common stock as of the valuation date in estimating the fair value of our specialist reporting unit.  Similarly, under the income approach, we assume certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others.  We also assume certain discount rates and certain terminal growth rates in our calculations.  Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the three months ended March 31, 2005, there were no changes in circumstances that necessitated goodwill impairment testing. We cannot provide assurance that future goodwill impairment testing will not result in impairment charges in subsequent periods.

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

Exchange Memberships

The determination of the fair value of our exchange memberships is a critical accounting estimate. Exchange memberships owned by us are originally carried at cost, pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities.  Adjustments to carrying value are made if we deem that an “other-than-temporary” decline in value, as defined in (a) Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and (b) Section M of Topic 5 of the SEC staff accounting bulletin series (“SAB No. 59”), has occurred. In determining whether the value of our owned exchange memberships is impaired (i.e., fair market value is below cost) and whether such impairment is temporary or other-than-temporary, we consider many factors, including, but not limited to, information regarding recent sale and lease prices of exchange memberships, historical trends of sale and lease prices of memberships on a particular exchange and their duration, the current condition of the particular exchange’s market structure, legal and regulatory developments affecting the particular exchange’s market structure and earnings capability, trends in new listings on the particular exchange, general global and national economic factors and our knowledge and judgment of the specialist and execution and clearing industries and the securities market as a whole. As a result of our analysis of the above-mentioned factors for the three months ended March 31, 2005, the carrying values of our owned exchange memberships were not impaired.

We cannot provide assurance that the consistent application of this accounting policy to future reporting periods will not result in further adjustments to the carrying value of our exchange memberships.

Results of Operations

Specialist Segment Operating Results

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2005	2004	Change

Revenues:
Net gain on principal transactions	$40,041	$52,298	(23.4)%
Commissions	11,557	12,506	(7.6)
Other	2,890	1,540	87.7
Total segment revenues	54,488	66,344	(17.9)

Operating expenses	35,005	37,285	(6.1)

Income before minority interest and taxes	$19,483	$29,059	(33.0)%

Revenues from our Specialist segment consist primarily of net gain earned from principal transactions in securities for which we act as specialist and market-maker. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures. Also included in net gain on principal transactions are net gains and losses resulting from our market-making activities in ETFs, options and futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as specialist, and accrued dividends receivable or payable on our equity positions. These revenues are primarily affected by changes in share volume traded and fluctuations in the prices of stocks, rights, options, ETFs and futures in which we are the specialist or in which we make a market.

Commissions revenue consists primarily of fees earned when our specialists act as agents by executing, after a specified period of time, limit orders in equities on behalf of brokers, professional traders and broker-dealers. We do not earn commissions when we match market orders or when we act as a market-maker.

Other revenue at our Specialist segment consists primarily of interest income, proprietary trading gains or losses and gains or losses from an investment in a hedge fund.

Key Metrics of our NYSE Equity Specialist Business—When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on our NYSE equity specialist’s financial results. Some of the key metrics that we review, and their values for the three month periods ended March 31, 2005 and 2004, are as follows:

	For the Three Months Ended March 31,		Percentage
	2005	2004	Change

NYSE average daily share volume (in millions)	1,629.0	1,538.5	5.9%
LAB share volume on the NYSE (in billions)	25.2	26.0	(3.1)
LAB dollar value on the NYSE (in billions)	$813.6	$743.4	9.4
Share volume of principal shares traded (in billions)	5.2	6.6	(21.2)
Dollar value of principal shares traded (in billions)	$176.6	$196.0	(9.9)
Average closing price of the CBOE Volatility Index	12.8	16.7	(23.4)%
Program trading as an approximate percentage of NYSE average daily share volume (1)	55.9%	42.3%	13.6 (2)

(1)          The program trading percentage is determined using the average of weekly percentages throughout the appropriate time periods. Due to the weekly basis of our source data, the values indicated do not exactly coincide with our three-month reporting periods.

(2)          Change represents percentage points.

Generally, an increase in the average daily share volume on the NYSE, an increase in market volatility (as measured by the average closing price of the Chicago Board of Options Exchange’s Volatility Index®, or the “VIX”), an increase in the dollar value and share volume of stocks in which specialists trade or a decline in the level of program trading enables the specialist to increase its level of principal participation and thus its ability to realize gains on principal transactions. While we monitor these metrics each period, they are not the sole indicators or factors that determine our level of revenues, profitability or overall performance in any given period. Other factors, such as extreme price movements, unanticipated listed company news and events and other uncertainties may influence our financial performance either positively or negatively.

Three Months Ended March 31, 2005 versus March 31, 2004

Net gain on principal transactions during the first quarter of 2005 decreased primarily as a result of the decline in NYSE equity specialist principal trading revenue to $28.6 million for the three months ended March 31, 2005 from $45.3 million for the same period in 2004.  Despite the increase in the NYSE average daily share volume period over period, our principal shares traded decreased significantly due to the reduced opportunities for our equity specialists to participate as principal.  This was the result of the continuing and significant decline in market volatility along with an increase in program trading as a percentage of NYSE average daily share volume. Mitigating this performance in NYSE equity trading was increased trading revenues from ETFs, options and other derivatives. Net gain on principal transactions from our derivatives specialist and market-making business increased to $11.4 million for the three months ended March 31, 2005 from $7.0 million for the same period in 2004 as a result of an increase in the number of products traded, market-maker professionals and exchanges on which we trade.

Other revenue increased due to higher interest income from our short term investments and from our stock borrow transactions, resulting from increased trading activity.  These increases were partially offset by a decrease in proprietary trading revenues for the three months ended March 31, 2005 as compared to the same period in 2004.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2005	2004	Change

Revenues:
Commissions	$12,006	$13,016	(7.8)%
Other	189	224	(15.6)
Total segment revenues	12,195	13,240	(7.9)

Operating expenses	12,910	14,258	(9.5)

Loss before minority interest and taxes	$(715)	$(1,018)	(29.8)%

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage services and net gains from riskless principal transactions.

Our Execution and Clearing segment’s other revenues consist of interest income earned on customer margin balances, short term U.S. Treasury Bill investments and stock borrow transactions.

Three Months Ended March 31, 2005 versus March 31, 2004

Commission revenues decreased as a result of a decline in direct-access floor brokers order flow and reduced trade volume from clearance customers.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2005	2004	Change

Other revenues	$620	$329	88.4%
Total segment revenues	620	329	88.4

Operating expenses	15,676	14,729	6.4

Loss before minority interest and taxes	$(15,056)	$(14,400)	4.6%

The portion of our revenues that is not generated from our two principal business segments consists primarily of interest income and net gains or losses from our non-marketable investments.

Three Months Ended March 31, 2005 versus March 31, 2004

Other revenues increased primarily as a result of increases in interest income on our short term investments, as a result of higher interest rates and an increase in net unrealized gains on our non-marketable investments.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2005	2004	Change

Expenses:
Employee compensation and related benefits	$21,903	$27,791	(21.2)%
Interest	16,583	12,358	34.2
Exchange, clearing and brokerage fees	9,994	8,894	12.4
Lease of exchange memberships	1,012	4,143	(75.6)
Depreciation and amortization of intangibles	3,053	3,055	(0.1)
Other	11,046	10,031	10.1

Total expenses before minority interest and taxes	63,591	66,272	(4.0)

Provision for income taxes	$1,466	$5,552	(73.6)%

Our Specialist segment’s employee compensation and related benefits consists of salaries, wages and performance-based compensation paid to our traders and related support staff. The employee compensation and related benefits associated with our Execution and Clearing segment consists of salaries, wages and performance-based compensation paid to our execution and clearing professionals, as well as incentive-based compensation paid to various trading professionals, which is based on their earned commissions. Performance-based compensation may include cash compensation and stock-based compensation granted to managing directors, trading professionals and other employees based on our operating results.

Interest expense is incurred primarily from our outstanding 9.5% $199.9 million aggregate principal amount of senior notes due May 2009 (the “2009 Notes”) and 11.0% $260.0 million aggregate principal amount of senior notes due May 2012 (the “2012 Notes” and, together with the 2009 Notes, the “Senior Notes”). Interest expense at our Specialist segment is mainly the result of margin interest on derivatives trading positions and interest on subordinated indebtedness. Customers’ free credit balances, bank loans and stock loans generate interest expense at our Execution and Clearing segment.

Exchange, clearing and brokerage fees expense at our Specialist segment consists of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and third-party execution and clearing companies. These fees are based primarily on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, an allocation fee requiring specialist firms to share the cost of newly-allocated listings, technology fees, a flat annual fee and execution and clearing fees. Our Execution and Clearing segment’s exchange, clearing and brokerage fees expense consists of floor brokerage fees paid to direct-access floor brokers and fees paid to various exchanges.

Three Months Ended March 31, 2005 versus March 31, 2004

Employee compensation and related benefits decreased as a result of the decline in (a) salaries and performance-based compensation at our NYSE equity specialist and (b) salaries and incentive-based compensation at our Execution and Clearing segment. These declines are the result of a reduction in personnel and lower operating results. Also contributing to the decline was the expiration and payment of a retention bonus plan liability and a decrease in deferred compensation expense, both related to a prior acquisition.

Interest expense increased primarily due to higher interest costs associated with the issuance of our Senior Notes during the second quarter of 2004 and increased margin interest in our Specialist segment due to the growth and expansion of its derivatives trading activity.

Exchange, clearing and brokerage fees increased primarily due to higher fees incurred at our Specialist segment, which included higher allocation fees for new listings, an increase in odd lot fees, and an increase in regulatory fees.  Partially offsetting these increases were decreases in clearing and brokerage fees at our Execution and Clearing segment due to lower direct-access floor broker revenues.

Lease of exchange memberships expense decreased due to the lower average annual lease cost of our NYSE leased memberships since January 1, 2005.  Average annual lease cost of an NYSE membership declined to approximately $71,000 for the three months ended March 31, 2005 from $238,000 for the 2004 comparable period.  Additionally, we leased twelve fewer NYSE memberhsips as of March 31, 2005 than we did as of March 31, 2004.

The increase in other operating expenses was primarily the result of an increase in legal and professional fees. This increase was due to the additional auditing and consulting fees related to Sarbanes-Oxley compliance and increased legal fees related to ongoing litigation.

Liquidity and Capital Resources

Financial Leverage

Given the nature of our specialist, market-making and clearing activities, certain line items on our balance sheet may fluctuate from time to time. Our total assets at March 31, 2005 increased to $2,394.0 million from $2,055.1 million at December 31, 2004. The increase was primarily attributable to increases in cash and cash equivalents, receivable from brokers, dealers and clearing organizations, and securities owned at market value (principally our ETF positions), partially offset by decreases in deferred tax assets, cash segregated under federal regulations and net intangible assets. Of our total assets at March 31, 2005, $554.0 million consisted of cash and short term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. Our total capital base, which consists of long term obligations (inclusive of subordinated debt, other than those related to contributed exchange memberships) and total stockholders’ equity, increased slightly to $1,193.2 million at March 31, 2005 from $1,191.7 million at December 31, 2004. This change was mainly due to an increase in equity associated with higher additional paid-in capital and retained earnings, partially offset by a net decrease in long term obligations.

To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

Capital Resources

Our outstanding Senior Notes were issued pursuant to an indenture, which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to incur additional indebtedness (other than certain “permitted indebtedness”), pay dividends, redeem stock, repurchase subordinated indebtedness prior to maturity or make certain investments will be limited if our consolidated fixed charge coverage ratio—calculated on a four-quarter trailing basis—is at or below a threshold of 2.00:1 on and after December 31, 2004. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments that we might make with respect to preferred stock.  As of March 31, 2005, our consolidated fixed charge coverage ratio was approximately 1.66:1.  The indenture provides for an exception to the limitations on restricted payments, which allows us to make restricted payments up to an aggregate of $15.0 million over the life of the indenture, regardless of our consolidated fixed charge coverage ratio.

In addition, under the indenture governing the Senior Notes, if, at any time, our cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million, we will not be entitled to make a “restricted payment” at such time.  While we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent this covenant will prevent us from making restricted payments higher than an aggregate of $15.0 million in the future.

The indenture also permits us to redeem some or all of the 2009 Senior Notes on or after May 15, 2007 and some or all of the 2012 Senior Notes on or after May 15, 2008 at varying redemption prices, depending on the date of redemption.  In addition, we have the option to redeem up to 33.0% of the aggregate principal amount of the 2009 Senior Notes at a redemption price of 109.5% and up to 33.0% of the aggregate principal amount of the 2012 Senior Notes at a redemption price of 111.0% using the proceeds of certain equity offerings which we may complete on or prior to May 15, 2007.  Under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase Senior Notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

We also have outstanding $13.6 million aggregate principal amount of 12.0% senior subordinated notes due 2007 (the “2007 Notes”) that were not tendered for repurchase in connection with our May 2004 debt refinancing. Until their maturity on March 2, 2007, the 2007 Notes will continue to accrue interest at a rate of 12.0% per annum.

In connection with the sale of our investment in Lava Trading Inc. (“Lava”) pursuant to an acquisition of Lava in August 2004, we received cash of approximately $39.0 million at the closing. Additional consideration of approximately $9.5 million is being held in escrow to secure our indemnification obligations as a stockholder of Lava under the merger agreement and may be released in whole or in part 15 months after the acquisition is consummated, subject to the final determination of any then-outstanding indemnification claims and any claims regarding taxes.  Under the terms of the indenture governing the Senior Notes, to the extent we do not use the net after-tax proceeds of the Lava transaction to repurchase certain of our secured indebtedness, repay the indebtedness of our subsidiaries or purchase “replacement assets,” we will be required, on the 361st day following the closing of the Lava transaction, to offer to purchase Senior Notes in an aggregate principal amount equal to such net after-tax proceeds at a price equal to 100.0% of the principal amount of such Senior Notes.

As of March 31, 2005, the subordinated indebtedness of LaBranche & Co. LLC aggregated $15.4 million (excluding subordinated liabilities related to contributed exchange memberships). This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between December 2005 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes.  Each of the junior subordinated notes has an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto. During the first quarter of 2005, we repaid approximately $1.9 million aggregate principal amount, plus accrued but unpaid interest, relating to these notes.

As of March 31, 2005, $10.0 million of our outstanding indebtedness consisted of one note for $2.0 million, which matures in June 2005 and bears interest at an annual rate of 8.0%, and eight separate notes, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

A potential source of liquidity for LaBranche & Co. LLC is the $200.0 million committed line of credit that it maintains with a bank, which expires on October 28, 2005, unless renewed. Amounts outstanding under this credit facility would be secured by our inventory of specialist stocks and bear interest at the bank’s broker loan rate. This facility can only be used to finance inventory requirements at LaBranche & Co. LLC. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

Regulated Subsidiaries

As a specialist and market-maker, we are required to maintain certain levels of capital and liquid assets as promulgated by various regulatory agencies, which regulate our business. As part of our overall risk management procedures (for further discussion, refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”), we balance our responsibility as specialist, market-maker and broker-dealer with our overall capital resources. These requirements may restrict our ability to make use of cash and other liquid assets for corporate actions, such as repaying our debt, repurchasing stock or making acquisitions.

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of March 31, 2005, LaBranche & Co. LLC’s net capital, as defined, was $465.1 million, which exceeded the minimum requirements by $464.1 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of March 31, 2005, LaBranche & Co. LLC’s and LSPS’ minimum required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $461.6 million as of March 31, 2005. As of March 31, 2005, since LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS, LSPS satisfied its net liquid assets requirement. Of our total consolidated $456.4 million of cash and cash equivalents as of March 31, 2005, $370.8 million of LaBranche & Co. LLC’s cash and cash equivalents was used to satisfy a portion of the NYSE’s $447.0 million minimum combined net liquid assets requirement. The NYSE is currently reviewing its net liquid asset requirements with an announced view toward reducing the required amounts for specialists such as LaBranche & Co. LLC. The timing and extent of any such reduction, however, has not been finally determined. A reduction in LaBranche & Co. LLC’s net liquid assets requirement would allow funds no longer needed for net liquid assets purposes to be used for other corporate purposes.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of March 31, 2005, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of March 31, 2005 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of March 31, 2005, LFSI’s net capital, as defined, was $11.1 million, which exceeded its minimum net capital requirement by $9.6 million.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of April 4, 2005, to comply with LFSI’s March 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $0.9 million were segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $0.9 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  As of April 4, 2005, to comply with LFSI’s March 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $4.5 million were segregated in a special reserve account for the exclusive benefit of customers exceeding actual requirements by $2.2 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2005, LSP’s net capital, as defined, was $35.0 million, which exceeded its minimum net capital requirement by $34.8 million.

As a specialist and member of the NYSE, LSPS is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2005, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $4.6 million, which exceeded the minimum requirements by $4.5 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s and LSPS’ combined net liquid asset requirement of $447.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the combined net liquid asset requirement of $447.0 million is met by LaBranche & Co. LLC’s and LSPS’ securities positions, pending trades and other assets associated with its equity and ETF specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of March 31, 2005 was used to meet their combined net liquid asset requirement.

Other Contractual Obligations

In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in March 2001, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at a rate of 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. After taking into account all payments of deferred compensation plan benefits through March 31, 2005, approximately $13.8 million, plus interest, remains payable under the RPM deferred compensation plan.  If the plan is terminated, the deferred compensation benefits (including interest) of all participants—to the extent not previously paid—must be distributed to the participants in one lump sum.

Cash Flows

Our cash and cash equivalents during the three-month period ended March 31, 2005 increased $11.9 million to $456.4 million. The increase was the result of (a) $14.8 million provided by our operating activities primarily from increases in our securities sold, but not yet purchased, accounts payable and other accrued expenses and payable to brokers and dealers, partially offset by increases in receivable from brokers, dealers and clearing organizations, securities owned, and other assets and a decrease in accrued compensation; (b) $0.7 million used in investing activities for capital expenditures and purchases of exchange memberships; and (c) $2.2 million used in financing activities primarily from payments on subordinated debt.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

Following our May 2004 debt refinancing, $13.6 million aggregate principal amount of our 2007 Notes remain outstanding. These 2007 Notes are publicly held but are no longer rated. The following table sets forth the credit ratings on our Senior Notes as of March 31, 2005:

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

Compliance Risk

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

Floor Captains.  We have thirteen floor captains who monitor the activities of LaBranche & Co. LLC’s specialists throughout the trading day from various positions at their trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist LaBranche & Co. LLC’s specialists in determining when to deviate from our procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from our procedures and guidelines to their respective post managers. Floor captains meet with each specialist at least once a week to evaluate each specialist’s adherence to our risk management procedures and trading guidelines. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

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

We believe that the enhancements we have made to our compliance procedures and guidelines in connection with the undertakings set forth in our March 2004 settlement with the SEC and NYSE have improved our LaBranche & Co. LLC risk management process.

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

Our AMEX derivatives specialist operations are conducted by seven derivates specialists, including a “head specialist” who supervises the trading activities of the other specialists on the trading floor. Under the supervision of the head specialist, each specialist reports on any trading issues that may arise.  LSP’s compliance department conducts regular meetings with senior management and the specialists to review all appropriate compliance-related issues and provide compliance guidance and education.

With respect to our other derivatives specialist and market-making operations, LSP’s compliance department monitors compliance with applicable SEC and exchange rules on a daily basis. LSP’s compliance department also conducts training sessions and holds regular meetings with senior management and our specialist and market-maker employees to communicate and reinforce our compliance procedures.

Circuit Breaker Rules.  The NYSE and AMEX have certain circuit breaker rules intended to halt trading in all NYSE/AMEX listed stocks in the event of a severe market decline. The circuit breaker rules impose temporary halts in trading when the Dow Jones Industrial Average drops a certain number of points. Current circuit breaker levels are set quarterly at 10, 20 and 30 percent of the Dow Jones Industrial Average closing values of the previous month, rounded to the nearest 50 points. These rules provide investors extra time to respond to severe market declines and provide us an additional opportunity to assure compliance with our risk management procedures.

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

A high concentration of LaBranche & Co. LLC’s principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. The percentage of LaBranche & Co. LLC’s equity specialist trading revenue generated from its ten most profitable specialist stocks has increased slightly from 18.4% to 19.8% of total principal trading revenue for the three months ended March 31, 2004 and 2005, respectively. The percentage of LaBranche & Co. LLC’s equity specialist trading revenue generated from its twenty-five most profitable specialist stocks has increased from 34.4% to 39.6% of total principal trading revenue for the three months ended March 31, 2004 and 2005, respectively.  Despite these increases, LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes frequently.

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

Certain members of LSP’s and LSPS’ management are responsible for managing these risks. These individuals utilize a third-party software application to monitor LSP’s and LSPS’ positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to assure that all LSP and LSPS traders operate within the parameters set by management. LSP’s and LSPS’ traders purchase and sell futures, options, the stocks underlying certain positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. LSP’s and LSPS’

aggregate risk is under constant evaluation by certain members of management and its traders, and all significant trading strategies and positions are closely monitored. LSP’s and LSPS’ options, futures and ETF trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of LSP’s and LSPS’ entire portfolios would have impacted profits and losses from their trading activities:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2005	$(10,167)	$8,609	$(20)	$6,028	$15,930

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

LSP and LSPS trade international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rates. LSP and LSPS hold various foreign currencies in order to lessen the risks posed by changing foreign currency rates. In addition, LSP and LSPS trade derivatives denominated in foreign currencies, which creates exposure to foreign currency risk for LSP.

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which LSP, LSPS and LaBranche & Co. LLC are exposed would have impacted profits and losses from their trading activities:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2005	$(1,487)	$(496)	$496	$1,487

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

Our information systems send and receive data from the NYSE and AMEX through dedicated data feeds. The NYSE supplies us with specialist position reporting system terminals both on the trading floor and in our offices. These terminals allow us to monitor our NYSE trading profits and losses, as well as our positions. For our AMEX equity operations, our in-house technology staff has developed applications to monitor our current positions and profits and losses.  Our derivatives trading operation utilizes a third-party software application to monitor its positions and profits and losses on a real-time basis.

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

Item 4.            Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.            Legal Proceedings

There have been no material new developments in our legal proceedings since the filing of the 2004 10-K, except as follows:

Specialist Trading Investigations.  On April 12, 2005, as part of the industry-wide investigations relating to activities of NYSE floor specialists in recent years, criminal and civil charges were announced against a number of individuals employed or formerly employed as specialists at the five largest NYSE specialist firms, including a specialist formerly employed by LaBranche & Co. LLC.  We will continue to cooperate with any continuing investigations.

Brown.  On April 22, 2005, our Board of Directors determined to refuse the demand.

Henik.  On March 23, 2005, another shareholder, Guy C. Lewis, commenced an identical action in the United States District Court for the Southern District of New York (No. 05 CV 3165).  On April 15, 2005, the cases were consolidated.

Last Atlantis/Rule.  On March 30, 2005, the Court dismissed the Last Atlantis action.  On April 13, 2005, plaintiffs filed a motion for reconsideration of the dismissal.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2004 10-K, as updated above, are without merit, and we deny all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2004 10-K, as updated above, we and our operating subsidiaries have been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 5.            Other Information.

We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Our

quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including a decrease in trading volume on the NYSE or the AMEX, excessive volatility in the equity securities market and changes in the value of our securities positions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in us involves various risks, including those mentioned above and those that are detailed from time to time in our SEC filings.

Certain statements contained in this report, including without limitation, statements containing the words “believe,” “intend,” “expect,” “anticipate” and words of similar import, also may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that any such forward-looking statements are not guarantees of future performance, and since such statements involve risks and uncertainties, our actual results and performance and the performance of the specialist industry as a whole, may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We also disclaim any obligation to update our view of any such risks or uncertainties or to publicly announce the result of any revisions to the forward-looking statements made in this report.

Item 6.            Exhibits.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

32.2

Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2005	LABRANCHE & CO INC.

	By:	/s/ Harvey S. Traison
	Name:	Harvey S. Traison
	Title:	Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.

32.2

Certification of Harvey S. Traison, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.