Form 10-Q
period 2005-06-30
LABRANCHE & CO INC
filed 2005-08-09
CIK 1089044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2005 was 60,623,819.

PART I       FINANCIAL INFORMATION

Item 1.           Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(000’s omitted except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$47,871	$40,445	$87,912	$92,743
Commissions	21,190	23,725	44,753	49,248
Net unrealized gain on non-marketable investments	230	24,683	322	24,348
Other	8,454	1,849	12,061	4,276
Total revenues	77,745	90,702	145,048	170,615

EXPENSES:
Employee compensation and related benefits	24,877	22,645	46,780	50,436
Interest	18,781	19,336	35,364	31,694
Exchange, clearing and brokerage fees	9,892	9,689	19,886	18,583
Lease of exchange memberships	983	3,954	1,995	8,097
Depreciation and amortization of intangibles	3,039	3,051	6,092	6,106
Exchange memberships impairment	—	18,327	—	18,327
Debt repurchase premium	—	49,028	—	49,028
Other	10,159	9,954	21,205	19,985
Total expenses	67,731	135,984	131,322	202,256

Income (loss) before minority interest and provision (benefit) for income taxes	10,014	(45,282)	13,726	(31,641)

MINORITY INTEREST	—	195	—	370

Income (loss) before provision (benefit) for income taxes	10,014	(45,477)	13,726	(32,011)

PROVISION (BENEFIT) FOR INCOME TAXES	1,272	(20,976)	2,738	(15,424)

Net income (loss)	8,742	(24,501)	10,988	(16,587)
Preferred dividends and discount accretion	—	1,056	—	2,112
Net income (loss) applicable to common stockholders	$8,742	$(25,557)	$10,988	$(18,699)

Weighted-average common shares outstanding:
Basic	60,624	59,822	60,610	59,814
Diluted	60,688	59,822	60,870	59,814
Earnings (loss) per share:
Basic	$0.14	$(0.43)	$0.18	$(0.31)
Diluted	$0.14	$(0.43)	$0.18	$(0.31)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(000’s omitted except per share data)

	As of
	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$429,849	$444,446
Cash and securities segregated under federal regulations	4,267	13,511
Securities purchased under agreements to resell	113,000	87,000
Receivable from brokers, dealers and clearing organizations	517,234	158,421
Receivable from customers	6,195	10,555
Securities owned, at market value:
Corporate equities	481,624	319,378
Options	188,031	110,705
Exchange-traded funds	444,757	128,214
U.S. Government obligations	8	8
Commissions receivable	4,687	5,428
Exchange memberships contributed for use, at market value	19,680	9,450
Exchange memberships owned, at adjusted cost (market value of $97,636 and $41,696, respectively)	59,657	59,332
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $11,556 and $10,655, respectively	3,053	3,459
Intangible assets, net of accumulated amortization:
Specialist stock lists	356,016	361,204
Trade name	25,011	25,011
Goodwill	250,569	250,569
Other assets	41,774	68,406
Total assets	$2,945,412	$2,055,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers and dealers	$47,466	$120,434
Payable to customers	7,331	3,830
Securities sold, but not yet purchased, at market value:
Corporate equities	775,491	265,078
Options	170,812	92,580
Exchange-traded funds	205,702	142,735
U.S. Government obligations	304,421	—
Accrued compensation	25,383	38,195
Accounts payable and other accrued expenses	19,990	18,245
Other liabilities	12,703	12,510
Income taxes payable	4,100	1,671
Deferred tax liabilities	152,500	156,294
Short term debt	—	2,000
Long term debt	481,467	481,448
Subordinated liabilities:
Exchange memberships contributed for use, at market value	19,680	9,450
Other subordinated indebtedness	12,395	17,285
Total liabilities	2,239,441	1,361,755

Minority interest	—	356

Commitments and contingencies

Common stock, $.01 par value, 200,000,000 shares authorized; 60,623,819 and 60,532,080 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	606	605
Additional paid-in capital	689,036	687,040
Retained earnings	16,329	5,341
Total stockholders’ equity	705,971	692,986
Total liabilities and stockholders’ equity	$2,945,412	$2,055,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(000’s omitted)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,988	$(16,587)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of intangibles	6,092	6,106
Amortization of debt issuance costs and bond discount	849	6,568
Net unrealized gain on non-marketable investments	—	(24,348)
Minority interest in consolidated subsidiary	—	370
Compensation expense related to stock-based compensation	1,998	2,357
Deferred taxes, net	18,021	28,447
Exchange memberships impairment	—	18,327
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	9,244	618
Securities purchased under agreements to resell	(26,000)	(17,000)
Receivable from brokers, dealers and clearing organizations	(358,813)	(123,426)
Receivable from customers	4,360	(2,293)
Securities owned, at market value:
Corporate equities	(162,246)	(18,679)
Options	(77,326)	(31,672)
Exchange-traded funds	(316,543)	(270,889)
U.S. Government obligations	—	(249)
Commissions receivable	741	(108)
Income taxes receivable	—	(30,776)
Other assets	3,985	(11,258)
Payable to brokers and dealers	(72,968)	77,173
Payable to customers	3,501	(3,195)
Securities sold, but not yet purchased, at market value:
Corporate equities	510,413	150,850
Options	78,232	22,224
Exchange-traded funds	62,967	164,090
U.S. Government obligations	304,421	6,704
Accrued compensation	(12,812)	(13,665)
Accounts payable and other accrued expenses	1,745	(76,331)
Other liabilities	193	(1,768)
Income taxes payable	2,429	(8,588)
Net cash used in operating activities	(6,529)	(166,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(497)	(302)
Payments for purchases of exchange memberships	(325)	(340)
Net cash used in investing activities	(822)	(642)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to minority interest holder	(356)	(322)
Principal payments of subordinated debt	(4,890)	(3,000)
Proceeds from issuance of long term debt	—	460,000
Repayment of short term and long term debt	(2,000)	(329,503)
Net cash provided by (used in) financing activities	(7,246)	127,175
Decrease in cash and cash equivalents	(14,597)	(40,465)
CASH AND CASH EQUIVALENTS, beginning of period	444,446	491,885
CASH AND CASH EQUIVALENTS, end of period	$429,849	$451,420

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$25,695	$29,399
Income taxes	$228	$39

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	$1,998	$2,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists, LLC, a New York limited liability company (“LSPS”), LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV” and collectively with the Holding Company, LaBranche & Co. LLC, LFSI, LSP, LSPS, LSPE and LABDR, the “Company”). The Holding Company is the sole member of LaBranche & Co. LLC, LSP and LSPS, the 100% stockholder of LFSI and LABDR, and the sole owner of BV. LSP is the sole owner of LSPE.  LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and in equity securities on the American Stock Exchange (“AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges, and provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer that operates as a specialist in ETFs traded on the NYSE. LSPE was organized to operate as a market-maker for ETFs in Europe, and is in the process of registering as a broker-dealer with the United Kingdom’s Financial Securities Authority. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

2.                                      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of June 30, 2005 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005, as amended on April 15, 2005 (the “2004 10-K”). Results of the second quarter 2005 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

3.                                      INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on stock-based compensation, other compensation accruals, net operating loss carryforwards, amortization periods of certain intangible assets and differences between the financial statement and tax bases of assets acquired.

In the second quarter of 2005, the Company reduced its income tax accrual rate from 45.0% to 43.5% primarily as a result of favorable effects of state and local income tax apportionment and the application of a state tax law change.  During the quarter ended June 30, 2005, the Company recognized $2.9 million in tax benefits resulting from this tax rate change and $0.3 million from the state tax law change for a total of $3.2 million for the 2005 second quarter. The Company expects to recognize approximately $3.6 million of additional tax benefits throughout the remainder of 2005, for a total benefit from changes in tax estimates of $7.0 million for the 2005 fiscal year. The Company expects that its effective tax rate will be in the range of 20.0%-22.0% for the year ending December 31, 2005.

The components of the provision (benefit) for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Current federal, state and local taxes	$5,486	$(42,745)	$(15,283)	$(43,871)
Deferred tax provision (benefit)	(4,214)	21,769	18,021	28,447
Total provision (benefit) for income taxes	$1,272	$(20,976)	$2,738	$(15,424)

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

As of June 30, 2005 and December 31, 2004, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $460.5 million and $455.1 million, respectively, which exceeded the minimum requirements by $459.0 million and $453.2 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was ..05 to 1 and .06 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of June 30, 2005 and December 31, 2004, LaBranche & Co. LLC’s and LSPS’ NYSE minimum required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $455.7 million and $458.7 million as of June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005 and December 31, 2004, LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS. Both LaBranche & Co. LLC and LSPS thus satisfied their respective net liquid asset requirements as of those dates.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of June 30, 2005 and December 31, 2004, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of June 30, 2005 and December 31, 2004, LFSI’s net capital, as defined, was $10.6 million and $12.5 million, respectively, which exceeded minimum requirements by $9.1 million and $11.0 million, respectively.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of June 30, 2005, there was no reserve requirement under this rule. As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $0.1 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.1 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  As of July 5, 2005, to comply with LFSI’s June 30, 2005 requirement, cash and U.S. Treasury Bills in the amount of $4.6 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $3.0 million. As of January 4, 2005, to comply with LFSI’s December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $4.4 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $3.4 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2005 and December 31, 2004, LSP’s net capital, as defined, was $35.5 million and $23.8 million, respectively, which exceeded minimum requirements by $34.7 million and $23.2 million, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2005 and December 31, 2004, LSPS’ net capital, as defined, was $3.0 million and $4.4 million, respectively, which exceeded the minimum requirements by $2.9 million and $4.3 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .32 to 1 and .13 to 1, respectively.

5.                                      EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the determinants of basic earnings (loss) per share and, in addition, gives effect to dilutive potential common shares for periods in which there is net income available to common stockholders.

The computations of basic and diluted earnings (loss) per share are set forth below (000’s omitted, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$8,742	$(24,501)	$10,988	$(16,587)
Less: preferred dividends and discount accretion	—	1,056	—	2,112
Numerator for basic and diluted earnings (loss) per share – net income (loss) applicable to common stockholders	$8,742	$(25,557)	$10,988	$(18,699)
Denominator for basic earnings (loss) per share – weighted-average number of common shares outstanding	60,624	59,822	60,610	59,814
Dilutive shares:
Restricted stock units	64	—	260	—
Denominator for diluted earnings (loss) per share – weighted-average number of common shares outstanding	60,688	59,822	60,870	59,814
Earnings (loss) per share:
Basic	$0.14	$(0.43)	$0.18	$(0.31)
Diluted	$0.14	$(0.43)	$0.18	$(0.31)

Options to purchase an aggregate of 1,969,778 and 2,724,223 shares of common stock were outstanding during the three and six months ended June 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock.  In addition, potential common shares relating to restricted stock and restricted stock units for the three months ended June 30, 2005 and 2004 totaling 1,123,237 and 566,164 shares, respectively, and six months ended June 30, 2005 and 2004 totaling 926,945 and 548,618 shares, respectively, were antidilutive.  The calculation of diluted earnings per share does not include the antidilutive effect of these stock-based awards.

6.                                      EMPLOYEE INCENTIVE PLANS

Effective January 1, 2003, the Company began to account for stock-based employee compensation in accordance with the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123.” Under this method, compensation expense is recognized over the period that an employee provides service in exchange for the award, based on the grant date fair value of stock options and restricted stock units granted to employees on or after January 1, 2003.

Compensation expense resulting from stock-based awards granted for the year ended December 31, 2002 and prior years is accounted for under the intrinsic value-based method prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with APB No. 25, no compensation expense is recognized for stock options issued for years prior to fiscal 2003 that had no intrinsic value on the date of grant. In addition, compensation expense was not recognized for those stock options issued in connection with the Company’s acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in March 2001. Such options were treated as part of the purchase price of RPM in accordance with the rules of purchase accounting.

Had the Company recognized compensation expense over the relevant service period under the fair value-based method of SFAS No. 123 with respect to stock options granted for the year ended December 31, 2002 and prior years, net income (loss) applicable to common stockholders would have been reduced, resulting in pro forma net income (loss) applicable to common stockholders and earnings per share as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(000’s omitted, except per share data)	2005	2004	2005	2004

Net income (loss) applicable to common stockholders, as reported	$8,742	$(25,557)	$10,988	$(18,699)
Add: Stock-based compensation expense included in reported net income (loss) (net of tax effect)	474	532	1,004	1,164
Less: Stock-based compensation expense under SFAS 123 (net of tax effect)	(474)	(1,891)	1,198	(4,031)
Pro forma net income (loss) applicable to common stockholders	$8,742	$(26,916)	$10,794	$(21,566)
Diluted earnings (loss) per share, as reported	$0.14	$(0.43)	$0.18	$(0.31)
Pro forma diluted earnings (loss) per share	$0.14	$(0.45)	$0.18	$(0.36)

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

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Interest with respect to the Company’s $473.5 million aggregate principal amount of senior notes and senior subordinated notes outstanding, certain administrative expenses, corporate overhead expenses and other sources of revenues are not specifically allocated by management when reviewing the Company’s segments’ performance, and appear in the “Other” section. Selected financial information for each segment is set forth below (000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Specialist Segment:
Revenues	$66,083	$54,429	$120,571	$120,773
Operating expenses	37,714	30,832	69,806	65,213
Exchange memberships impairment	—	16,300	—	16,300
Depreciation and amortization of intangibles	2,894	2,909	5,808	5,812
Income before minority interest and taxes	25,475	4,388	44,957	33,448
Segment goodwill	250,569	289,593	250,569	289,593
Segment assets	$2,755,096	$2,140,348	$2,755,096	$2,140,348

Execution and Clearing Segment:
Revenues	$10,792	$11,571	$22,987	$24,811
Operating expenses	11,561	13,295	24,361	27,426
Exchange memberships impairment	—	2,027	—	2,027
Depreciation and amortization of intangibles	113	117	223	244
Loss before minority interest and taxes	(882)	(3,868)	(1,597)	(4,886)
Segment assets	$48,587	$53,241	$48,587	$53,241

Other (1):
Revenues	$870	$24,702	$1,490	$25,031
Operating expenses	15,417	21,451	31,063	36,157
Debt repurchase premium	—	49,028	—	49,028
Depreciation and amortization of intangibles	32	25	61	49
Loss before minority interest and taxes	(14,579)	(45,802)	(29,634)	(60,203)
Segment assets	$141,729	$197,793	$141,729	$197,793

Total:
Revenues	$77,745	$90,702	$145,048	$170,615
Operating expenses	64,692	65,578	125,230	128,796
Exchange memberships impairment	—	18,327	—	18,327
Debt repurchase premium	—	49,028	—	49,028
Depreciation and amortization of intangibles	3,039	3,051	6,092	6,105
Income (loss) before minority interest and taxes	10,014	(45,282)	13,726	(31,641)
Goodwill	250,569	289,593	250,569	289,593
Assets	$2,945,412	$2,391,382	$2,945,412	$2,391,382

(1)                                 Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income and net gains from non-marketable investments) and elimination entries.

8.                                      CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the filing of the Company’s Form 10-Q for the quarter ended March 31, 2005, filed May 10, 2005 (the “First Quarter 10-Q”), which updated the legal proceedings disclosed in the 2004 10-K, except as follows:

Last Atlantis/Rule.  In an order dated May 9, 2005, the court denied plaintiffs’ motion for reconsideration with respect to their antitrust claims but granted plaintiffs leave to seek to re-assert their securities law claims (Section 10(b) of the Exchange Act and Rule 10b-5).  In an order dated June 9, 2005, the court clarified its ruling on the motion for reconsideration, granting plaintiffs leave to seek to re-assert their breach of contract, common law fraud, breach of fiduciary duty, Illinois consumer fraud and deceptive business practices statute and tortious interference with plaintiffs’ business claims.  On June 1, 2005, plaintiffs filed an amended complaint asserting securities law (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, Illinois consumer fraud and deceptive business practices statute and tortious interference with plaintiffs’ business claims.  Despite the court’s ruling on the motion for reconsideration, plaintiffs’ amended complaint also asserted federal antitrust law claims (Section 1 of the Sherman Act).  On June 24, 2005, plaintiffs filed a motion for leave to file a second amended complaint, which does not include antitrust claims, but does assert securities law (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, Illinois consumer fraud and deceptive business practices statute, tortious interference with plaintiffs’ business, and tortious interference with contracts claims, and purports to join two additional parties that allege they are purchasers and sellers of options as plaintiffs.

On July 15, 2005, the Court dismissed the Rule action due to plaintiffs’ failure to serve process on the defendants in the matter.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2004 10-K, the First Quarter 10-Q and above are without merit, and the Company denies all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2004 10-K, the First Quarter 10-Q and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”) and our Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

Our net income available to common stockholders was $8.7 million, or $0.14 per diluted share, for the second quarter of 2005, compared to a net loss applicable to common stockholders of $25.6 million, or $0.43 per diluted share, for the same period last year. Our 2005 second quarter results include a tax benefit of $3.2 million, or $0.05 per diluted share, relating to a reduction in our income tax accrual rate and the application of a recent state tax law change. The 2004 second quarter results, however, included a $24.6 million appreciation in fair value of an investment, as well as charges of $55.9 million in connection with the May 2004 refinancing of our debt and a non-cash charge of $18.3 million associated with the impairment of our NYSE exchange memberships. Our 2005 second quarter results reflect increased principal trading revenues from higher share volumes and dollar value traded of our NYSE-listed company stocks, continued expansion of our structured products trading activities, and higher interest income from increases in interest rates and our cash balances.

Our net income available to common stockholders for the six months ended June 30, 2005 was $11.0 million, or $0.18 per diluted share, compared to a net loss applicable to common stockholders of $18.7 million, or $0.31 per diluted share, for the same period last year. Our 2005 year-to-date results include a tax benefit of $3.4 million, or $0.06 per diluted share, relating to the income tax accrual rate and tax law changes described above.  Our results for the first half of 2005, as compared to the same period of 2004, reflect a decrease in our net gain on principal transactions, primarily from lower volatility and increased program trading throughout the period. These two key drivers of our NYSE equity specialist operations resulted in fewer opportunities to commit our capital for principal trades. However, our expanded trading of ETFs, futures and options partially offset the performance of our equity specialist trading.

Notwithstanding the announcement of the planned merger between the NYSE and Archipelago Holdings, Inc. (currently expected to be consummated in 2006), SEC approval of Regulation NMS and NYSE hybrid model initiatives, there have been no substantive changes to NYSE market structure or the role of the specialist. Currently, there is only speculation as to how the NYSE specialists will interact with the general marketplace while conducting trading in their listed company stocks on the floor of the NYSE once the planned merger is consummated. Although there may be changes in this regard, we expect that the specialist will continue to be an integral part of the NYSE market structure. Further, the NYSE and its senior executives have confirmed that the specialists will continue to be an integral part of the market model of the new NYSE Group following the proposed merger with Archipelago.

We also continue to expand our product offerings in our specialist segment by not only increasing our participation as a specialist in U.S-listed ETFs, but by seeking to expand our operations outside the United States.  We believe that these efforts will continue to diversify our product offerings and revenue streams, while maintaining our business focus and strategy on the activities we do best—acting as a specialist and market-maker in exchange-traded securities and other products.

We continue to focus our strategic initiatives on developing the best possible technology to address the needs of investors within the NYSE’s current and future market structure and, in particular, the delivery of orders to the point of sale.  Despite the current migration to an expanded electronic trading platform, equity exchanges aim to offer investors quality of execution and best price. We believe that this service can best be delivered by specialists who effectively manage market imbalances in stock prices of, and provide liquidity to, NYSE-listed companies.

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

New Accounting Developments

In December 2004, the FASB issued a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Effective April 15, 2005, the SEC issued final rule No. 33-8568, which amended the date for compliance with SFAS No. 123(R) for registrants that do not file as small business issuers to the first interim or annual reporting period of the registrant’s fiscal year beginning on or after June 15, 2005, which for us is January 1, 2006. We do not expect the adoption of SFAS No. 123(R) to have a material impact on our financial condition or results of operations.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the six months ended June 30, 2005, there were no changes in circumstances that necessitated goodwill impairment testing. We cannot provide assurance that future goodwill impairment testing will not result in impairment charges in subsequent periods.

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

Exchange Memberships

The determination of the fair value of our exchange memberships is a critical accounting estimate. Exchange memberships owned by us are originally carried at cost, pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities.  Adjustments to carrying value are made if we deem that an “other-than-temporary” decline in value, as defined in (a) Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and (b) Section M of Topic 5 of the SEC staff accounting bulletin series (“SAB No. 59”), has occurred. In determining whether the value of our owned exchange memberships is impaired (i.e., fair market value is below cost) and whether such impairment is temporary or other-than-temporary, we consider many factors, including, but not limited to, information regarding recent sale and lease prices of exchange memberships, historical trends of sale and lease prices of memberships on a particular exchange and their duration, the current condition of the particular exchange’s market structure, legal and regulatory developments affecting the particular exchange’s market structure and earnings capability, trends in new listings on the particular exchange, general global and national economic factors and our knowledge and judgment of the specialist and execution and clearing industries and the securities market as a whole. As a result of our analysis of the above-mentioned factors for the six months ended June 30, 2005, the carrying values of our owned exchange memberships were not impaired.

We cannot provide assurance that the consistent application of this accounting policy to future reporting periods will not result in further adjustments to the carrying value of our exchange memberships.

Results of Operations

Specialist Segment Operating Results

	For the Three		For the Six		Three Months	Six Months
	Months Ended		Months Ended		2005 vs. 2004	2005 vs. 2004
	June 30,		June 30,		Percentage	Percentage
(000’s omitted)	2005	2004	2005	2004	Change	Change

Revenues:
Net gain on principal transactions	$47,871	$40,445	$87,912	$92,743	18.4%	(5.2)%
Commissions	10,596	12,311	22,153	24,818	(13.9)	(10.7)
Other	7,616	1,673	10,506	3,212	355.2	227.1
Total segment revenues	66,083	54,429	120,571	120,773	21.4	(0.2)

Exchange memberships impairment	—	16,300	—	16,300	(100.0)	(100.0)
Operating expenses	40,608	33,741	75,614	71,025	20.4	6.5

Income before minority interest and taxes	$25,475	$4,388	$44,957	$33,448	480.6%	34.4%

Revenues from our Specialist segment consist primarily of net gain earned from principal transactions in securities for which we act as specialist and market-maker. Net gain on principal transactions represents trading gains, net of trading losses and SEC transaction fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures. Also included in net gain on principal transactions are (a) net gains and losses resulting from our market-making activities in ETFs, options and futures, (b) net gains and losses resulting from trading of foreign currencies, futures, equities and fixed income instruments underlying the rights, ETFs and options for which we act as specialist or market-maker, (c) accrued dividends receivable or payable on our equity positions and (d) accrued interest receivable/payable on our fixed income positions. These revenues are primarily affected by changes in share volume traded and fluctuations in the prices of stocks, rights, options, ETFs and futures in which we are the specialist or in which we make a market.

Commissions revenue consists primarily of fees earned when our specialists act as agents by executing, after a specified period of time, limit orders in equities on behalf of brokers, professional traders and broker-dealers. We do not earn commissions when we match market orders or when we act as a market-maker.

Other revenue at our Specialist segment consists primarily of interest income earned on cash balances and short term investments, rebate income earned on stock borrow transactions, proprietary trading gains or losses, and gains or losses from an investment in a hedge fund.

Key Metrics of our NYSE Equity Specialist Business—When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on our NYSE equity specialist’s financial results. Some of the key metrics that we review, and their values for the three and six month periods ended June 30, 2005 and 2004, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2005 vs. 2004 Percentage	Six Months 2005 vs. 2004 Percentage
	2005	2004	2005	2004	Change	Change

NYSE average daily share volume (in millions)	1,569.4	1,461.2	1,598.5	1,500.2	7.4%	6.6%
LAB share volume on the NYSE (in billions)	24.7	23.3	49.9	49.2	6.0	1.4
LAB dollar value on the NYSE (in billions)	$804.1	$696.2	$1,617.6	$1,439.6	15.5	12.4
Share volume of principal shares traded (in billions)	4.7	5.3	9.9	11.8	(11.3)	(16.1)
Dollar value of principal shares traded (in billions)	$166.4	$168.3	$343.0	$364.3	(1.1)	(5.8)
Average closing price of the CBOE Volatility Index	13.4	16.2	13.1	16.5	(17.3)	(20.6)
Program trading as an approximate percentage of NYSE average daily share volume (1)	58.7%	52.2%	57.3%	47.3%	6.5 (2)	10.0 (2)

(1)   The program trading percentage is determined using the average of weekly percentages throughout the appropriate time periods. Due to the weekly basis of our source data, the values indicated do not exactly coincide with our three and six-month reporting periods.

(2)          Change represents percentage points.

Generally, an increase in the average daily share volume on the NYSE, an increase in volatility (as measured by the average closing price of the Chicago Board of Options Exchange’s Volatility Index®, or the “VIX”), an increase in the dollar value and share volume of stocks in which specialists trade, or a decline in the level of program trading enables the specialist to increase its level of principal trading participation and thus its ability to realize gains on principal transactions. While we monitor these metrics each period, they are not the sole indicators or factors that determine our level of revenues, profitability or overall performance in any given period. Other factors, such as extreme price movements, unanticipated listed company news and events and other uncertainties may influence our financial performance either positively or negatively.

Three Months Ended June 30, 2005 versus June 30, 2004

Net gain on principal transactions for the second quarter of 2005 increased as a result of strong performances by our equities, options and ETF specialist activities, and our options, futures and ETF market-making activities. The increase in the NYSE average daily share volume, along with increases in share volume and dollar value traded of our NYSE specialist stocks, provided our NYSE equity specialists with more opportunities to participate in trades as principal, which contributed to our increase in net gain on principal transactions.  Partially mitigating these results were lower volatility and increased program trading.  Net gain on principal transactions from our specialist and market-making activities also increased as a result of an increase in the number and diversity of derivative products we trade, as well as the size of our positions in these products.

Commission revenue during the second quarter of 2005 decreased as a result of a decrease in share volume of transactions with respect to which a specialist commission may be charged.  Despite the increase in share volume on the NYSE and in our NYSE specialist stocks, the increase in program trading, which facilitates fast executions, has reduced the number of limit orders and therefore decreased our commission revenue.

The increase in other revenue was attributable primarily to higher interest income on short term investments and stock-borrow transactions. Interest income on our short term investments increased due to higher interest rates during the three months ended June 30, 2005 as compared to the same period in 2004, as well as increases in excess cash balances. Stock-borrow rebate income was higher due primarily to increased stock borrow positions and higher interest rates during the 2005 second quarter, as compared to the 2004 second quarter.

Six Months Ended June 30, 2005 versus June 30, 2004

The decline in our net gain on principal transactions reflects a decrease in our equity specialist principal trading revenue for the six months ended June 30, 2005 as compared to the same period in 2004, which was primarily attributable to reduced opportunities for our NYSE specialists to participate in trades as principal during the first three months of 2005.  These reduced opportunities were a reflection of lower volatility and higher levels of program trading for the first half of 2005, as compared to the 2004 period. Partially offsetting this decrease was an increase in net gain on principal transactions from our specialist and market-making activities as a result of an increase in the number and diversity of derivative products we trade, as well as the size of our positions in these products.

Commission revenue during the first half of 2005 decreased as a result of a decrease in share volume of transactions with respect to which a specialist commission may be charged.  Despite the increase in share volume on the NYSE and in our NYSE specialist stocks, the increase in program trading, which facilitates fast executions, has reduced the number of limit orders and therefore decreased our commission revenue.

The increase in other revenue was attributable primarily to higher interest income on short term investments and stock-borrow transactions. Interest income on our short term investments increased due to higher interest rates during the six months ended June 30, 2005 as compared to the same period in 2004 as well as increases in excess cash balances. Stock-borrow rebate income was higher due primarily to increased stock borrow positions and higher interest rates during the first half of 2005, as compared to the first half of 2004.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2005 vs. 2004 Percentage	Six Months 2005 vs. 2004 Percentage
(000’s omitted)	2005	2004	2005	2004	Change	Change

Revenues:
Commissions	$10,594	$11,413	$22,600	$24,429	(7.2)%	(7.5)%
Other	198	158	387	382	25.3	1.0
Total segment revenues	10,792	11,571	22,987	24,811	(6.7)	(7.4)

Exchange memberships impairment	—	2,027	—	2,027	(100.0)	(100.0)
Operating expenses	11,674	13,412	24,584	27,670	(13.0)	11.2

Loss before minority interest and taxes	$(882)	$(3,868)	$(1,597)	$(4,886)	(77.2)%	(67.3)%

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage services and net gains from riskless principal transactions.

Our Execution and Clearing segment’s other revenues consist of interest income earned on customer margin balances, short term U.S. Treasury Bill investments and stock-borrow transactions.

Three Months Ended June 30, 2005 versus June 30, 2004

Commission revenues decreased as a result of a decline in direct-access floor broker order flow and reduced trade volume from clearance customers.

Six Months Ended June 30, 2005 versus June 30, 2004

Commission revenue decreased as a result of declines in (a) our direct-access commissions, due to reduced order flow and (b) our retail clearing commissions, due to lower transaction volumes. This decrease was partially offset by the growth of our institutional execution group’s revenues as a result of general growth and expansion of its customer base.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2005 vs. 2004 Percentage	Six Months 2005 vs. 2004 Percentage
(000’s omitted)	2005	2004	2005	2004	Change	Change

Other revenue	$870	$24,702	$1,490	$25,031	(96.5)%	(94.0)%
Total segment revenues	870	24,702	1,490	25,031	(96.5)	(94.0)

Debt repurchase premium	—	49,028	—	49,028	(100.0)	(100.0)
Operating expenses	15,449	21,476	31,124	36,206	(28.1)	(14.0)

Loss before minority interest and taxes	$(14,579)	$(45,802)	$(29,634)	$(60,203)	(68.2)%	(50.8)%

The portion of our revenues that is not generated from our two principal business segments consists primarily of interest income and net gains or losses from non-marketable investments.

Three Months Ended June 30, 2005 versus June 30, 2004

Other revenue decreased primarily as a result of the $24.6 million appreciation in fair value of our investment in Lava in June 2004.  Partially offsetting this decrease was an increase in our short term interest income due to higher interest rates and excess cash balances for the three months ended June 30, 2005 as compared to the same period in 2004.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Six Months Ended June 30, 2005 versus June 30, 2004

Other revenue decreased primarily as a result of the $24.6 million appreciation in fair value of our investment in Lava in June 2004.  Partially offsetting this decrease was an increase in our short term interest income for the six months ended June 30, 2005 as compared to the same period in 2004, due to higher interest rates and excess cash balances.

Our Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three months 2005 vs. 2004 Percentage	Six months 2005 vs. 2004 Percentage
(000’s omitted)	2005	2004	2005	2004	Change	Change

Expenses:
Employee compensation and related benefits	$24,877	$22,645	$46,780	$50,436	9.9%	(7.2)%
Interest	18,781	19,336	35,364	31,694	(2.9)	11.6
Exchange, clearing and brokerage fees	9,892	9,689	19,886	18,583	2.1	7.0
Lease of exchange memberships	983	3,954	1,995	8,097	(75.1)	(75.4)
Exchange memberships impairment	—	18,327	—	18,327	(100.0)	(100.0)
Debt repurchase premium	—	49,028	—	49,028	(100.0)	(100.0)
Other	13,198	13,005	27,297	26,091	1.5	4.6

Total expenses before minority interest and taxes	67,731	135,984	131,322	202,256	(50.2)	(35.1)

Provision (benefit) for income taxes	$1,272	$(20,976)	$2,738	$(15,424)	(106.1)%	(117.8)%

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

Interest expense is attributable primarily to our outstanding 9.5% $199.9 million aggregate principal amount of senior notes due May 2009 (the “2009 Notes”) and 11.0% $260.0 million aggregate principal amount of senior notes due May 2012 (the “2012 Notes” and, together with the 2009 Notes, the “Senior Notes”). Interest expense at our Specialist segment consists mainly of margin interest on derivatives trading positions and interest on subordinated indebtedness. Customers’ free credit balances, bank loans and stock loans generate interest expense at our Execution and Clearing segment.

Exchange, clearing and brokerage fees expense at our Specialist segment consists of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing

Corporation (“DTCC”) and third-party execution and clearing companies. These fees are based primarily on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, an allocation fee requiring specialist firms to share the cost of newly-allocated listings, exchange access and usage fees, a flat annual fee and execution and clearing fees. Our Execution and Clearing segment’s exchange, clearing and brokerage fees expense consists of floor brokerage fees paid to direct-access floor brokers and fees paid to various exchanges.

Three Months Ended June 30, 2005 versus June 30, 2004

Employee compensation and related benefits increased primarily as a result of higher performance-based compensation at our specialist segment, which is a result of improved revenues and operating results, and an increase in salaries for our structured products employees. Partially offsetting these increases were decreases in salaries and related benefits for our NYSE cash equity specialist employees and our Execution and Clearing segment employees due to a reduction in headcount in these groups from 457 at June 30, 2004 to 386 at June 30, 2005.

The decrease in interest expense for the 2005 second quarter was due to the charges we incurred during the second quarter of 2004 in connection with the May 2004 refinancing of our debt. These charges included the acceleration of the debt issuance cost and discount accretion on the portion of the notes we repurchased during the second quarter of 2004. Partially offsetting this decrease was higher margin interest expense in our structured products trading activities, which is a result of an increase in interest rates, as well as the size of our positions in these products, and a complete quarter in 2005 of the higher interest costs on our Senior Notes.

Lease of exchange memberships expense decreased due to lower average annual lease prices of our NYSE leased memberships for the second quarter of 2005 versus the 2004 comparable period. Average annual lease cost of an NYSE membership declined to approximately $70,000 for the three months ended June 30, 2005 from $235,000 for the 2004 comparable period.  Additionally, we leased twelve fewer NYSE memberships as of June 30, 2005 than we did as of June 30, 2004.

Six Months Ended June 30, 2005 versus June 30, 2004

Employee compensation and related benefits decreased primarily as a result of a decrease in salaries and related benefits for our NYSE cash equity specialist employees and our Execution and Clearing segment employees, primarily attributable to lower headcount in these groups.  Also contributing to the decrease was the expiration and payment of a retention bonus plan liability during the first half of 2004 and a decrease in deferred compensation expense, both related to a prior acquisition. Partially offsetting this decrease were higher employee salaries, performance-based compensation and stock-based compensation for our structured products employees due to higher revenues and increases in trading and support personnel.

Interest expense increased for the six months ended June 30, 2005 from the same period in 2004 mainly due to the increase in margin interest in our structured products trading activities as a result of higher margin interest rates, coupled with an increase in the size of our positions in these products. Additionally, with the refinancing of our debt in May 2004, the first and second quarters of 2005 reflect the higher interest costs on our Senior Notes as compared to the first half of 2004. Partially offsetting these increases were charges we incurred during the second quarter of 2004 relating to the aforementioned refinancing of our debt. These charges included the acceleration of the debt issuance cost and discount accretion on the portion of the notes repurchased.

Exchange, clearing and brokerage fees increased for the six months ending June 30, 2005 as compared to the same period in 2004 due to increased trading activity at our Specialist segment.  Contributing to this change was an increase in NYSE allocation fees, odd lot fees, and higher commissions as a result of increased structured products trading activity.  Offsetting these increases was a decline at our Execution and Clearing segment of floor brokerage expenses relating to direct-access commissions.

Lease of exchange memberships expense decreased due to the lower average annual lease prices of our NYSE leased memberships for the first half of 2005 versus the 2004 comparable period. Average annual lease cost of an NYSE membership declined to approximately $70,000 for the six months ended June 30, 2005 from $236,000 for the 2004 comparable period.  Additionally, we leased twelve fewer NYSE memberships as of June 30, 2005 than we did as of June 30, 2004.

Liquidity and Capital Resources

Financial Overview

Given the nature of our specialist, market-making, execution and clearing activities, certain line items on our balance sheet may fluctuate considerably from time to time. Our total assets at June 30, 2005 increased to $2,945.4 million from $2,055.1 million at December 31, 2004. The increase was primarily attributable to increases in receivable from brokers, dealers and clearing organizations, and securities owned at market value (principally, our corporate equities and ETF positions), partially offset by decreases in deferred tax assets, cash and cash equivalents, and cash segregated under federal regulations. Of our total assets at June 30, 2005, $547.1 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. Our total capital base, which consists of long term obligations (inclusive of subordinated debt, other than those related to contributed exchange memberships) and total stockholders’ equity, increased to $1,199.8 million at June 30, 2005 from $1,191.7 million at December 31, 2004. This change was mainly due to an increase in equity associated with higher additional paid-in capital and retained earnings, partially offset by a decrease in other subordinated indebtedness.

To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution and clearing agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably from period to period due to a number of factors, including but not limited to the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

Capital Resources

Our outstanding Senior Notes were issued pursuant to an indenture, which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to take certain actions, including incurring additional indebtedness (other than certain “permitted indebtedness”), or making certain “restricted payments (such as paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity), is limited if our consolidated fixed charge coverage ratio—calculated on a four-quarter trailing basis—is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments that we might make with respect to preferred stock.  As of June 30, 2005, our consolidated fixed charge coverage ratio was approximately 1.72:1, thereby limiting our ability to make these “restricted payments.”  Under the indenture, however, we are permitted to make “restricted payments” of up to an aggregate amount of $15.0 million over the life of the indenture, regardless of our consolidated fixed charge coverage ratio or the amount of our cumulative consolidated net income since July 1, 2004.

In addition, under the indenture governing the Senior Notes, even if our our consolidated fixed charge coverage ratio is 2.00:1 or greater, we cannot make any such “restricted payments” if doing so will cause our cumulative “restricted payments” since May 18, 2004 to be greater than the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 and certain other amounts. In the event this restriction were to limit us from making restricted payments in the future, we also would be entitled to make such payments up to an aggregate of $15.0 million over the life of the indenture, as described above. Although we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent the covenants in the indenture will prevent us from making restricted payments higher than $15.0 million in the future.

The indenture also permits us to redeem some or all of the 2009 Senior Notes on or after May 15, 2007 and some or all of the 2012 Senior Notes on or after May 15, 2008 at varying redemption prices, depending on the date of redemption.  In addition, we have the option to redeem up to 33.0% of the aggregate principal amount of the 2009 Senior Notes at a redemption price of 109.5% and up to 33.0% of the aggregate principal amount of the 2012 Senior Notes at a redemption price of 111.0% using the proceeds of certain equity offerings which we may complete on or prior to May 15, 2007; however, we have no current intention of conducting any equity offerings.  Under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase Senior Notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

In connection with the sale of our investment in Lava Trading Inc. (“Lava”) pursuant to an acquisition of Lava in August 2004, we received cash of approximately $39.0 million at the closing. Additional consideration of approximately $9.5 million is being held in escrow to secure our indemnification obligations as a former stockholder of Lava under the merger agreement, and may be released in whole or in part on October 2, 2005 (15 months after the closing of the Lava transaction), subject to the final determination of any then-outstanding indemnification claims and any claims regarding taxes.  Under the terms of the indenture governing the Senior Notes, we were required, on or before the 361st day after our consummation of the Lava transaction to offer to purchase from all the holders of Senior Notes, on a pro rata basis, an aggregate principal amount of Senior Notes equal to 100.0% of the “net cash proceeds” (as defined in the Indenture) received from the Lava transaction which we did not use, within 360 days to repay certain of our secured indebtedness, repay certain indebtedness of our subsidiaries, or acquire “replacement assets” (as defined in the Indenture), plus accrued and unpaid interest up to, but not including, the payment date of such offer.  Based on the $39.0 million we received in August 2004 in the Lava transaction, the amount of “net cash proceeds” was approximately $18.2 million. Accordingly, on July 29, 2005, we commenced an offer to purchase Senior Notes in the aggregate principal amount of up to $18.2 million. This proceeds offer is scheduled to expire on August 25, 2005, unless extended by us. In the event we receive tenders for the full $18.2 million principal amount of Senior Notes, the total amount of funds required by us to purchase tendered Senior Notes, before accrued and unpaid interest, will be $18.2 million. We intend to this offer with available cash on hand.

We also have outstanding $13.6 million aggregate principal amount of 12.0% senior subordinated notes due 2007 (the “2007 Notes”) that were not tendered for repurchase in connection with our May 2004 debt refinancing. Until their maturity on March 2, 2007, the 2007 Notes will continue to accrue interest at a rate of 12.0% per annum.

As of June 30, 2005, the subordinated indebtedness of LaBranche & Co. LLC (excluding subordinated liabilities related to contributed exchange memberships) aggregated $12.4 million. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between February 2006 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. On June 3, 2005, LaBranche & Co. LLC repaid $3.0 million principal amount of this senior subordinated indebtedness, plus accrued interest, thus leaving $9.0 million principal amount of this senior subordinated indebtedness outstanding.  LaBranche & Co. LLC may prepay, at a premium, all or any part of these remaining senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes.  The junior subordinated notes, which aggregate $3.4 million principal amount, have an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

As of June 30, 2005, $8.0 million of our outstanding indebtedness consisted of eight separate notes, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of June 30, 2005, LaBranche & Co. LLC’s net capital, as defined, was $460.5 million, which exceeded the minimum requirements by $459.0 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of June 30, 2005, LaBranche & Co. LLC’s and LSPS’ minimum required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $455.7 million as of June 30, 2005. As of June 30, 2005, since LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS, both LaBranche & Co. LLC and LSPS satisfied their respective net liquid asset requirements. In addition, as of June 30, 2005, LaBranche & Co Inc. had an additional $113.0 million invested in overnight repurchase agreements, which is not subject to regulatory capital requirements.

On May 26, 2005, the NYSE filed with the SEC a proposal to establish a new method of calculating its net liquid asset requirements for specialists such as LaBranche & Co. LLC.  Current rules, based partly on classes of allocated securities, would be replaced by a focus on market risk, volatility and market share.  Although the proposed new rule would likely reduce LaBranche & Co. LLC’s net liquid asset requirement, the extent of any such reduction has not been finally determined.  A reduction in LaBranche & Co. LLC’s net liquid asset requirement would be phased in over a nine-month period in four tranches and would allow funds no longer needed for purposes of satisfying the net liquid asset requirement to be used for other corporate purposes.

The AMEX generally requires its equities specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of June 30, 2005, LaBranche & Co. LLC satisfied the AMEX equities specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of June 30, 2005 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of June 30, 2005, LFSI’s net capital, as defined, was $10.6 million, which exceeded its minimum net capital requirement by $9.1 million.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of June 30, 2005, there was no reserve requirement under this rule. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  As of July 5, 2005, to comply with LFSI’s June 30, 2005 requirement, cash and U.S. Treasury Bills in the amount of $4.6 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $3.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2005, LSP’s net capital, as defined, was $35.5 million, which exceeded its minimum net capital requirement by $34.7 million.

As a specialist and member of the NYSE, LSPS is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2005, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $3.0 million, which exceeded the minimum requirement by $2.9 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s and LSPS’ combined net liquid asset requirement of $447.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the combined net liquid asset requirement of $447.0 million is met by LaBranche & Co. LLC’s and LSPS’ securities positions, pending trades and other assets associated with its equities, options, futures and ETF specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of June 30, 2005 was used to meet their combined net liquid asset requirement.

Other Contractual Obligations

In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in March 2001, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at a rate of 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. After taking into account all payments of deferred compensation plan benefits through June 30, 2005, approximately $14.1 million, plus interest, remains payable under the RPM deferred compensation plan.  Our board of directors is entitled to terminate the deferred compensation plan at any time.  Upon any such termination, the deferred compensation benefits (including interest) of all participants in the plan—to the extent not previously paid—must be distributed immediately to the participants in one lump sum.

Cash Flows

Our cash and cash equivalents during the six-month period ended June 30, 2005 decreased $14.6 million to $429.8 million. The decrease was the result of (a) $6.5 million used in our operating activities primarily from increases in our securities sold, but not yet purchased,  decreases in accrued compensation and payable to brokers and dealers, partially offset by decreases in receivable from brokers, dealers and clearing organizations and securities owned, at market value; (b) $0.8 million used in investing activities for capital expenditures and purchases of exchange memberships; and (c) $7.2 million used in financing activities primarily from payments on short term debt and subordinated debt.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

Following our May 2004 debt refinancing, $13.6 million aggregate principal amount of our 2007 Notes remain outstanding. These 2007 Notes are publicly held but are no longer rated. The following table sets forth the credit ratings on our Senior Notes as of June 30, 2005:

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

We believe that the enhancements we have made to our compliance procedures and guidelines in connection with the undertakings set forth in the March 2004 settlement of the SEC and NYSE investigation of our specialist trading activities have improved our risk management process.

Our equities specialist operations on the AMEX are conducted by various equities specialists. Our post manager(s) on the AMEX monitor the trading activities of the AMEX equities specialists by observing trades and reviewing positions on a real-time basis. As members of the floor management committee, post managers regularly communicate with other members of the floor management committee regarding any deviations from the AMEX procedures and guidelines established by LaBranche & Co. LLC’s executive operating committee.

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

A high concentration of LaBranche & Co. LLC’s principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. The percentage of LaBranche & Co. LLC’s cash equity specialist trading revenue generated from its ten most profitable specialist stocks has increased slightly from 17.7% to 18.0% of total principal trading revenue for the six months ended June 30, 2004 and 2005, respectively. The percentage of LaBranche & Co. LLC’s cash equity specialist trading revenue generated from its twenty-five most profitable specialist stocks has also slightly increased from 34.5% to 34.8% of total principal trading revenue for the six months ended June 30, 2004 and 2005, respectively.  Despite these increases, LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes frequently.

Our cash equity specialist trading activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks and carrying out our specialist obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any significant price movement in these securities could result in a reduction of our revenues and operating profits.

Derivatives Market Risk

As a specialist in options, ETFs and futures, LSP has a responsibility to maintain a fair and orderly market, and trades securities as principal out of both obligation and inclination. LSP’s options, ETFs, futures, fixed income instruments and foreign currency trading exposes it to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets. LSP maintains a market-making capacity in options, ETFs and futures and trades as principal out of inclination. In its market-making function, LSP brings immediacy and liquidity to the markets when it chooses to participate. LSP’s market-making activities expose it to certain risks including, but not limited to, price fluctuations and volatility.

As a specialist in ETFs on the NYSE, LSPS is responsible for maintaining a fair and orderly market and trades ETFs as principal out of both obligation and inclination.  LSPS’ ETF trading exposes it to certain risks, including price fluctuations, foreign currency movements and changes in the liquidity of markets.

Certain members of LSP’s and LSPS’ management are responsible for managing these risks. These individuals utilize a third-party software application to monitor LSP’s and LSPS’ positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to assure that all LSP and LSPS traders operate within the parameters set by management. LSP’s and LSPS’ traders purchase and sell futures, options, the stocks underlying certain positions, fixed income instruments and foreign currencies in an attempt to hedge market and foreign currency risk. LSP’s and LSPS’ aggregate risk is under constant evaluation by certain members of management and its traders, and all significant trading strategies and positions are closely monitored. LSP’s and LSPS’ options, futures and ETF trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of LSP’s and LSPS’ entire portfolios would have impacted profits and losses from their trading activities:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2005	$(10,167)	$8,609	$(20)	$6,028	$15,930
June 30, 2005	$(20,676)	$13,324	$(75)	$21,513	$53,516

The information in the above table is based on certain theoretical assumptions, and thus does not fully represent the profit or loss exposure to certain market conditions, including, but not limited to, changes in volatility, interest rates and dividends. Other risk models may yield different results.  The zero percent change column represents the profit or loss LSP and LSPS would experience on a daily basis if the relevant market remained unchanged.

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

LSP and LSPS trade international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rates. LSP and LSPS hold various foreign currencies in order to lessen the risks posed by changing foreign currency rates. In addition, LSP and LSPS trade derivatives denominated in foreign currencies, which creates exposure to foreign currency risk for these entities.

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which LSP, LSPS and LaBranche & Co. LLC are exposed would have impacted profits and losses from their trading activities:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2005	$(1,487)	$(496)	$496	$1,487
June 30, 2005	$(532)	$(177)	$177	$532

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in security prices, volatility, interest rates and other related factors.

Execution and Clearing Risk

In connection with their specialist and market-making activities, LaBranche & Co. LLC, LSP and LSPS are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, fixed income instruments, futures and foreign currencies for which they are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. LaBranche & Co. LLC, LSP and LSPS are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC, LSP and LSPS may be required to purchase or sell financial instruments at a loss.

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

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material new developments in our legal proceedings since the filing of our Form 10-Q for the quarter ended March 31, 2005, filed May 10, 2005 (the “First Quarter 10-Q”), which updated the legal proceedings disclosed in our 2004 10-K, except as follows:

Last Atlantis/Rule.  In an order dated May 9, 2005, the court denied plaintiffs’ motion for reconsideration with respect to their antitrust claims but granted plaintiffs leave to seek to re-assert their securities law claims (Section 10(b) of the Exchange Act and Rule 10b-5).  In an order dated June 9, 2005, the court clarified its ruling on the motion for reconsideration, granting plaintiffs leave to seek to re-assert their breach of contract, common law fraud, breach of fiduciary duty, Illinois consumer fraud and deceptive business practices statute and tortious interference with plaintiffs’ business claims.  On June 1, 2005, plaintiffs filed an amended complaint asserting securities law (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, Illinois consumer fraud and deceptive business practices statute and tortious interference with plaintiffs’ business claims.  Despite the court’s ruling on the motion for reconsideration, plaintiffs’ amended complaint also asserted federal antitrust law claims (Section 1 of the Sherman Act).  On June 24, 2005, plaintiffs filed a motion for leave to file a second amended complaint, which does not include antitrust claims, but does assert securities law (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, Illinois consumer fraud and deceptive business practices statute, tortious interference with plaintiffs’ business, and tortious interference with contracts claims, and purports to join two additional parties that allege they are purchasers and sellers of options as plaintiffs.

On July 15, 2005, the Court dismissed the Rule action due to plaintiffs’ failure to serve process on the defendants in the matter.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2004 10-K, the First Quarter 10-Q and above are without merit, and we deny all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2004 10-K, the First Quarter 10-Q and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 17, 2005. The following proposals were adopted by the margins indicated:

1.             To elect one Class III director, who is to serve for a term of three years.

	Number of Shares
	For	Withheld Authority

Thomas E. Dooley	49,025,000	4,751,714

In addition to the director elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: George M.L. LaBranche, IV, Alfred O. Hayward, Jr., Donald E. Kiernan and David A. George.

2.             To approve our appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

Number of Shares
For	53,654,292
Against	52,650
Abstain	69,765

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

Item 6.

Exhibits.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey M. Chertoff, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

32.2

Certification of Jeffrey M. Chertoff, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2005	LABRANCHE & CO INC.

	By:	/s/ Jeffrey M. Chertoff
	Name:	Jeffrey M. Chertoff
	Title:	Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey M. Chertoff, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.

32.2

Certification of Jeffrey M. Chertoff, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2005.