Form 10-Q
period 2005-09-30
LABRANCHE & CO INC
filed 2005-11-09
CIK 1089044

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The number of shares of the registrant’s common stock outstanding as of November 7, 2005 was 60,623,819.

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(000’s omitted except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$47,212	$38,997	$135,124	$131,740
Commissions	20,123	22,064	64,876	71,311
Net gain on non-marketable investments	1,059	178	1,381	24,527
Interest	14,515	2,712	27,752	6,497
Other	822	709	(354)	1,200
Total revenues	83,731	64,660	228,779	235,275

EXPENSES:
Employee compensation and related benefits	25,747	21,985	72,527	72,421
Interest	23,285	16,006	58,649	47,700
Exchange, clearing and brokerage fees	10,559	10,101	30,445	28,684
Lease of exchange memberships	1,008	3,804	3,003	11,902
Depreciation and amortization of intangibles	3,008	3,057	9,100	9,162
Goodwill impairment	—	37,600	—	37,600
Exchange memberships impairment	—	—	—	18,327
Debt repurchase premium	—	—	—	49,028
Other	9,374	9,941	30,579	29,927
Total expenses	72,981	102,494	204,303	304,751

Income (loss) before minority interest and provision (benefit) for income taxes	10,750	(37,834)	24,476	(69,476)

MINORITY INTEREST	—	161	—	530

Income (loss) before provision (benefit) for income taxes	10,750	(37,995)	24,476	(70,006)

PROVISION (BENEFIT) FOR INCOME TAXES	1,592	(1,533)	4,330	(16,958)

Net income (loss)	9,158	(36,462)	20,146	(53,048)
Preferred dividends and discount accretion	—	142	—	2,254
Net income (loss) applicable to common stockholders	$9,158	$(36,604)	$20,146	$(55,302)

Weighted-average common shares outstanding:
Basic	60,624	59,926	60,615	59,852
Diluted	60,964	59,926	60,947	59,852
Earnings (loss) per share:
Basic	$0.15	$(0.61)	$0.33	$(0.92)
Diluted	$0.15	$(0.61)	$0.33	$(0.92)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

(000’s omitted except per share data)

	As of
	September 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$489,105	$444,446
Cash and securities segregated under federal regulations	6,036	13,511
Securities purchased under agreements to resell	121,000	87,000
Receivable from brokers, dealers and clearing organizations	637,477	158,421
Receivable from customers	2,420	10,555
Securities owned, at market value:
Corporate equities	822,092	319,378
Options	358,538	110,705
Exchange-traded funds	560,676	128,214
U.S. Government obligations	8	8
Commissions receivable	4,623	5,428
Exchange memberships contributed for use, at market value	22,880	9,450
Exchange memberships owned, at adjusted cost (market value of $113,395 and $41,696, respectively)	59,657	59,332
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $11,970 and $10,655, respectively	2,814	3,459
Intangible assets, net of accumulated amortization:
Specialist stock lists	353,422	361,204
Trade name	25,011	25,011
Goodwill	250,569	250,569
Other assets	43,992	68,406
Total assets	$3,760,320	$2,055,097

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers and dealers	$162,403	$120,434
Payable to customers	6,727	3,830
Securities sold, but not yet purchased, at market value:
Corporate equities	1,276,098	265,078
Options	343,670	92,580
Exchange-traded funds	419,346	142,735
U.S. Government obligations	92,925	—
Accrued compensation	25,411	38,195
Accounts payable and other accrued expenses	31,564	18,245
Other liabilities	11,911	12,510
Income taxes payable	6,809	1,671
Deferred tax liabilities	151,305	156,294
Short term debt	—	2,000
Long term debt	481,414	481,448
Subordinated liabilities:
Exchange memberships contributed for use, at market value	22,880	9,450
Other subordinated indebtedness	12,395	17,285
Total liabilities	3,044,858	1,361,755

Minority interest	—	356

Commitments and contingencies

Common stock, $.01 par value, 200,000,000 shares authorized; 60,623,819 and 60,532,080 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	606	605
Additional paid-in capital	689,369	687,040
Retained earnings	25,487	5,341

Total stockholders’ equity	715,462	692,986

Total liabilities and stockholders’ equity	$3,760,320	$2,055,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(000’s omitted)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20,146	$(53,048)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of intangibles	9,100	9,162
Amortization of debt issuance costs and bond discount	1,295	6,977
Minority interest in consolidated subsidiary	—	530
Compensation expense related to stock-based compensation	2,330	3,161
Deferred taxes, net	17,221	12,840
Goodwill impairment	—	37,600
Exchange memberships impairment	—	18,327
Acceleration of preferred stock discount accretion	—	496
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	7,475	(646)
Securities purchased under agreements to resell	(34,000)	(59,000)
Receivable from brokers, dealers and clearing organizations	(479,056)	(5,172)
Receivable from customers	8,135	(3,134)
Securities owned, at market value:
Corporate equities	(502,714)	(226,092)
Options	(247,833)	(35,447)
Exchange-traded funds	(432,462)	(70,363)
U.S. Government obligations	—	(250)
Commissions receivable	805	(290)
Income taxes receivable	—	(17,047)
Other assets	938	(320)
Payable to brokers and dealers	41,969	32,590
Payable to customers	2,897	(4,383)
Securities sold, but not yet purchased, at market value:
Corporate equities	1,011,020	127,091
Options	251,090	17,499
Exchange-traded funds	276,611	146,702
U.S. Government obligations	92,925	22,450
Accrued compensation	(12,784)	(15,712)
Accounts payable and other accrued expenses	13,319	(2,877)
Other liabilities	(599)	(64,167)
Income taxes payable	5,138	(8,588)

Net cash provided by (used in) operating activities	52,966	(131,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(673)	(470)
Payments for purchases of exchange memberships	(325)	(340)
Net cash (used in) investing activities	(998)	(810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to minority interest holder	(356)	(322)
Payment for preferred stock dividends	—	(3,448)
Payment for preferred stock buyback	—	(39,186)
Principal payments of subordinated debt	(4,890)	(3,000)
Proceeds from issuance of long term debt	—	460,000
Repayment of short term and long term debt	(2,063)	(336,358)
Net cash (used in) provided by financing activities	(7,309)	77,686

Increase (Decrease) in cash and cash equivalents	44,659	(54,235)
CASH AND CASH EQUIVALENTS, beginning of period	444,446	491,885

CASH AND CASH EQUIVALENTS, end of period	$489,105	$437,650

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$27,193	$31,306
Income taxes	$362	$393

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	$2,329	$3,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.             ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”).  The Holding Company is the sole member of LaBranche & Co. LLC, the 100% stockholder of LFSI, LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”) and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”, and collectively with the Holding Company, LaBranche & Co. LLC, LFSI, LSHI, LABDR, LSP, LSPS and LSPE the “Company”).  LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and in equity securities on the American Stock Exchange (“AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges and provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer that operates as a specialist in ETFs traded on the NYSE. LSPE was organized to operate as a market-maker for ETFs in Europe, and is in the process of registering as a broker-dealer with the United Kingdom’s Financial Securities Authority. LSPH was organized to operate as a market-maker for ETFs and engage in hedging transactions in Asia, and is in the process of registering as a broker-dealer with Hong Kong’s Securities and Futures Commission. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

2.             INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S.

generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of September 30, 2005 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005, as amended on April 15, 2005 (the “2004 10-K”). Results of the third quarter 2005 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

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

In the third quarter of 2005, the Company maintained its income tax accrual rate at 43.5%.  During the quarter ended September 30, 2005, the Company recognized $1.7 million in tax benefits resulting from a tax rate change in the first half of 2005, and $1.3 million from the reduction of tax liabilities due to the close of a prior Federal tax year, for a total of $3.0 million for the 2005 third quarter. The Company expects to recognize approximately $2.2 million of additional tax benefits throughout the remainder of 2005, for a total benefit from changes in tax estimates of $7.4 million for the 2005 fiscal year. The Company expects that its effective tax rate will be in the range of 16.0%-18.0% for the year ending December 31, 2005.

The components of the provision (benefit) for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Current federal, state and local taxes	$2,391	$14,073	$(12,891)	$(29,798)
Deferred tax provision (benefit)	(799)	(15,606)	17,221	12,840
Total provision (benefit) for income taxes	$1,592	$(1,533)	$4,330	$(16,958)

4.             CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of September 30, 2005 and December 31, 2004, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $463.2 million and $455.1 million, respectively, which exceeded the minimum requirements by $461.9 million and $453.2 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .04 to 1 and .06 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of September 30, 2005 and December 31, 2004, LaBranche & Co. LLC’s and LSPS’ NYSE minimum required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $459.0 million and $458.7 million as of September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005 and December 31, 2004, LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS. Both LaBranche & Co. LLC and LSPS thus satisfied their respective net liquid asset requirements as of those dates.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of September 30, 2005 and December 31, 2004, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of September 30, 2005 and December 31, 2004, LFSI’s net capital, as defined, was $8.2 million and $12.5 million, respectively, which exceeded minimum requirements by $6.7 million and $11.0 million, respectively.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of October 4, 2005, to comply with its September 30, 2005 requirement, cash and U.S. Treasury Bills in the amount of $2.0 million were segregated in a special reserve account for the exclusive benefit of customers exceeding the actual requirements by $2.0 million. As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $0.1 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.1 million. In addition, the Proprietary Accounts of Introducing Brokers

(“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  As of October 4, 2005, to comply with LFSI’s September 30, 2005 requirement, cash and U.S. Treasury Bills in the amount of $5.2 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $1.2 million. As of January 4, 2005, to comply with LFSI’s December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $4.4 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $3.4 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2005 and December 31, 2004, LSP’s net capital, as defined, was $45.9 million and $23.8 million, respectively, which exceeded minimum requirements by $45.4 million and $23.2 million, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2005 and December 31, 2004, LSPS’ net capital, as defined, was $3.9 million and $4.4 million, respectively, which exceeded the minimum requirements by $3.7 million and $4.3 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .53 to 1 and .13 to 1, respectively.

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

The computations of basic and diluted earnings (loss) per share are set forth below (000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$9,158	$(36,462)	$20,146	$(53,048)
Less: preferred dividends and discount accretion	—	142	—	2,254

Numerator for basic and diluted earnings (loss) per share – net income (loss) applicable to common stockholders	$9,158	$(36,604)	$20,146	$(55,302)
Denominator for basic earnings (loss) per share – weighted-average number of common shares outstanding	60,624	59,926	60,615	59,852
Dilutive shares:
Restricted stock units	340	—	332	—
Denominator for diluted earnings (loss) per share – weighted-average number of common shares outstanding	60,964	59,926	60,947	59,852
Earnings (loss) per share:
Basic	$0.15	$(0.61)	$0.33	$(0.92)
Diluted	$0.15	$(0.61)	$0.33	$(0.92)

Options to purchase an aggregate of 1,709,778 and 2,724,223 shares of common stock were outstanding during the three and nine months ended September 30, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock.  In addition, potential common shares relating to restricted stock and restricted stock units for the three months ended September 30, 2005 and 2004 totaling 728,706 and 552,960 shares, respectively, and nine months ended September 30, 2005 and 2004 totaling 736,829 and 484,094 shares, respectively, were antidilutive.  The calculation of diluted earnings per share does not include the antidilutive effect of these stock-based awards.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(000’s omitted, except per share data)	2005	2004	2005	2004

Net income (loss) applicable to common stockholders, as reported	$9,158	$(36,604)	$20,146	$(55,302)
Add: Stock-based compensation expense included in reported net income (loss) (net of tax effect)	188	420	1,192	1,584
Less: Stock-based compensation expense under SFAS 123 (net of tax effect)	(188)	(1,672)	(1,386)	(5,704)
Pro forma net income (loss) applicable to common stockholders	$9,158	$(37,856)	$19,952	$(59,422)

Diluted earnings (loss) per share, as reported	$0.15	$(0.61)	$0.33	$(0.92)
Pro forma diluted earnings (loss) per share	$0.15	$(0.63)	$0.33	$(0.99)

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

The Company’s Specialist segment operates as a specialist in equities, rights and ETFs listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges, and as a market-maker in ETFs, futures and options on several exchanges. This segment also provides support services for the NYSE specialist activities. The Specialist segment currently includes the operations of LaBranche & Co. LLC, LSHI and its direct subsidiaries, LABDR and BV.

The Company’s Execution and Clearing segment provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. This segment also provides direct-access floor brokerage services to institutional customers. The Execution and Clearing segment currently includes the operations of LFSI.

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Interest with respect to the Company’s $473.4 million aggregate principal amount of senior notes and senior subordinated notes outstanding, certain administrative expenses, corporate overhead expenses and other sources of revenues are not specifically allocated by management when reviewing the Company’s segments’ performance, and appear in the “Other” section. Selected financial information for each segment is set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Specialist Segment:
Revenues	$71,877	$53,532	$192,448	$174,305
Operating expenses	44,311	33,324	114,117	98,537
Goodwill impairment	—	37,600	—	37,600
Exchange memberships impairment	—	—	—	16,300
Depreciation and amortization of intangibles	2,868	2,916	8,675	8,728
Income (loss) before minority interest and taxes	24,698	(20,308)	69,656	13,140
Segment goodwill	250,569	251,993	250,569	251,993
Segment assets	$3,548,010	$2,020,902	$3,548,010	$2,020,902

Execution and Clearing Segment:
Revenues	$10,035	$10,594	$33,022	$35,405
Operating expenses	10,484	11,892	34,845	39,319
Exchange memberships impairment	—	—	—	2,027
Depreciation and amortization of intangibles	108	115	331	359
Loss before minority interest and taxes	(557)	(1,413)	(2,154)	(6,300)
Segment assets	$59,058	$53,897	$59,058	$53,897

Other (1):
Revenues	$1,819	$534	$3,309	$25,565
Operating expenses	15,178	16,621	46,241	52,778
Debt repurchase premium	—	—	—	49,028
Depreciation and amortization of intangibles	32	26	94	75
Loss before minority interest and taxes	(13,391)	(16,113)	(43,026)	(76,316)
Segment assets	$153,252	$147,677	$153,252	$147,677

Total:
Revenues	$83,731	$64,660	$228,779	$235,275
Operating expenses	69,973	61,837	195,203	190,634
Goodwill impairment	—	37,600	—	37,600
Exchange memberships impairment	—	—	—	18,327
Debt repurchase premium	—	—	—	49,028
Depreciation and amortization of intangibles	3,008	3,057	9,100	9,162
Income (loss) before minority interest and taxes	10,750	(37,834)	24,476	(69,476)
Goodwill	250,569	251,993	250,569	251,993
Assets	$3,760,320	$2,222,476	$3,760,320	$2,222,476

(1)           Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income and net gains from non-marketable investments) and elimination entries.

8.             CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the filing of the Company’s Form 10-Q for the quarter ended June 30, 2005, filed August

9, 2005 (the “Second Quarter 10-Q”), which updated the legal proceedings disclosed in the 2004 10-K and the Company’s Form 10-Q for the quarter ended March 31, 2005, filed May 10, 2005 (the “First Quarter 10-Q”) except as follows:

Last Atlantis/Rule/Martin.  On October 4, 2005, the court in the Last Atlantis action granted the plaintiffs’ motion for leave to file a second amended complaint and to join Bryan Rule and River North Investors LLC as plaintiffs.  On October 5, 2005, the second amended complaint was filed.

On September 28, 2005, Bryan Rule and River North Investors LLC, who, as stated above, now are plaintiffs in the Last Atlantis action, commenced an action in the United States District Court for the Northern District of Illinois, Rule et al. v. Chicago Board Options Exchange, Inc., et al., No. 05 C 5600.  The complaint in this action is substantially similar to the second amended complaint in the Last Atlantis action, making substantially the same allegations and seeking the same relief against the same defendants, including the Company and LSP, except that the complaint in this action also asserts a federal antitrust law claim (Section 1 of the Sherman Act).

On September 30, 2005, Brad Martin commenced an action in the United States District Court for the Northern District of Illinois, Martin v. Chicago Board Options Exchange, Inc., et al., No. 05 C 5671.  The complaint in this action is substantially similar to the second amended complaint in the Last Atlantis action and the complaint in the Rule action, making substantially the same allegations and seeking the same relief against the same defendants, including the Company and LSP, except that the complaint in this action, like the complaint in the Rule action, also asserts a federal antitrust law claim (Section 1 of the Sherman Act).  To the Company’s knowledge, neither the Company nor LSP has been served with the complaint in this action.

EEOC Claim.  On September 27, 2005, the Equal Employment Opportunity Commission (the “EEOC”) commenced an action in the United States District Court for the Southern District of New York, EEOC v. LaBranche & Co Inc., No. 05 CV 8304, on behalf of a former employee of LaBranche.  The complaint in this action alleges that the Company harassed and discriminated against the employee on the basis of a disability, retaliated against him for complaining about the alleged harassment and constructively discharged him.  The complaint seeks injunctive relief and monetary damages, including reinstatement, back pay and front pay.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2004 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above are without merit, and the Company denies all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2004 10-K, the First Quarter 10-Q, Second Quarter 10-Q, and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows

9.             SUBSEQUENT EVENTS.

In connection with the sale of its investment in Lava Trading, Inc. as part of an acquisition of Lava in August 2004, the Company received cash of approximately $39.0 million at the closing. Additional consideration of approximately $9.6 million was deposited in escrow to secure the Company’s indemnification obligations as a selling stockholder of Lava until November 2, 2005.  This escrow fund was released on October 31, 2005 and the Company received approximately $9.6 million at that time.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company,” “we” or “us” shall mean LaBranche & Co Inc. and subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”) and our Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

Our net income available to common stockholders was $9.2 million, or $0.15 per diluted share, for the third quarter of 2005, compared to a net loss applicable to common stockholders of $36.6 million, or $0.61 per diluted share, for the same period last year. Our 2005 third quarter results include a tax benefit of $3.0 million, or $0.05 per diluted share, relating to a reduction in our income tax rate and the reduction of tax liabilities due to the close of a prior federal tax year. The 2004 third quarter results, however, included a non-cash pre-tax goodwill impairment charge of $37.6 million, and a $0.5 million after-tax charge due to the acceleration of the discount accretion with respect to the remaining shares of Series B Preferred Stock that we repurchased during the third quarter 2004.  Our 2005 third quarter results reflect increased principal trading revenues from higher share volumes and dollar value traded of our NYSE-listed company stocks, continued improvement of our specialist and market making trading activities and higher interest income from increases in interest rates, our trading activity and our cash balances.

Our net income available to common stockholders for the nine months ended September 30, 2005 was $20.1 million, or $0.33 per diluted share, which includes an aggregate tax benefit for the period of $6.4 million, or $0.11 per diluted share, relating to the income tax rate change and the close of a prior tax year described above.  Our net loss applicable to common stockholders for the nine months ended September 30, 2004 of $55.3 million, or $0.92 per diluted share, include the above-mentioned goodwill impairment and preferred stock discount charges, as well as a $55.9 million charge in connection with the May 2004 refinancing of our indebtedness, a non-cash charge of $18.3 million in connection with the impairment of our exchange memberships, and a $24.9 million appreciation in the fair value of an investment. Our results for the first nine months of 2005, as compared to the same period of 2004, reflect an increase in our net gain on principal transactions, primarily from our specialist and market maker trading activity.

Notwithstanding the announcement of the planned merger between the NYSE and Archipelago Holdings, Inc. (currently expected to be consummated in the first half of 2006), SEC approval of Regulation NMS and the NYSE’s hybrid model initiatives, there have still been no substantive changes to NYSE market structure or the role of the specialist. Currently, there is only speculation as to how the NYSE specialists will interact with the general marketplace while trading in their listed company stocks on the floor of the NYSE after the planned merger is consummated, but we expect that the specialist will continue to be an integral part of the NYSE market structure. It is also our understanding that the NYSE will continue to operate as a separate operating company following the merger.  The NYSE and its senior executives also have confirmed that the specialists will continue to be an integral part of the market model of the separate NYSE operating company.

We continue to expand our product offerings in our specialist segment by not only increasing our participation as a specialist in U.S. listed ETFs, but by seeking to expand our operations outside the United States.  We believe that these efforts will further diversify our product offerings and revenue streams, while maintaining our business focus and strategy on the activities we do best—being a specialist and market-maker in exchange-traded securities and other products.

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

Our business, by its nature, does not produce predictable earnings. In any given period, our results can be materially affected by general economic and other conditions, especially those directly related to securities trading and market volume and volatility.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the nine months ended September 30, 2005, there were no changes in circumstances that necessitated goodwill impairment testing. We cannot provide assurance that future goodwill impairment testing will not result in impairment charges in subsequent periods.

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

Exchange Memberships

The determination of the fair value of our exchange memberships is a critical accounting estimate. Exchange memberships owned by us are originally carried at cost, pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities.  Adjustments to carrying value are made if we deem that an “other-than-temporary” decline in value, as defined in (a) Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and (b) Section M of Topic 5 of the SEC staff accounting bulletin series (“SAB No. 59”), has occurred. In determining whether the value of our owned exchange memberships is impaired (i.e., fair market value is below cost) and whether such impairment is temporary or other-than-temporary, we consider many factors, including, but not limited to, information regarding recent sale and lease prices of exchange memberships, historical trends of sale and lease prices of memberships on a particular exchange and their duration, the current condition of the particular exchange’s market structure, legal and regulatory developments affecting the particular exchange’s market structure and earnings capability, trends in new listings on the particular exchange, general global and national economic factors and our knowledge and judgment of the specialist and execution and clearing industries and the securities market as a whole. As a result of our analysis of the above-mentioned factors for the nine months ended September 30, 2005, we believe the carrying values of our owned exchange memberships were not impaired.

We cannot provide assurance that the consistent application of this accounting policy to future reporting periods will not result in further adjustments to the carrying value of our exchange memberships.

Restructuring of Our LaBranche Structured Products-Related Subsidiaries

In August 2005, we formed a new wholly-owned subsidiary, LaBranche Structured Holdings, Inc. (“LSHI”), as a holding company to own all our LaBranche Structured Products-affiliated entities.  Pursuant to a contribution agreement among LSP,LSPS, LSHI and LaBranche & Co Inc, effective August 20, 2005, LSHI became the sole member of LSP,and, effective September 9, 2005, LSHI became the sole member of LSPS. Also effective August 20, 2005, LSHI became the sole stockholder of LSPE, which previously had been wholly-owned by LSP, pursuant to a distribution agreement between LSHI and LSP.  Other than these restructuring transactions, the structure and operations of each of LSP, LSPS and LSPE have not changed. On August 25, 2005, we formed LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”) to operate as a market-maker in ETFs and engage in hedging transactions in Asia.  LSHI became the sole stockholder of LSPH in October 2005. LSPE and LSPH are in the process of registering as broker-dealers with London’s FSA and Hong Kong’s Securities and Futures Commission, respectively.

Completed Senior Note Repurchase; Release of Lava Escrow

In connection with the sale of our interest in Lava Trading Inc. (“Lava”) as part of an acquisition of Lava in August 2004, we received cash of approximately $39.0 million at the closing. Additional consideration of approximately $9.6 million was deposited in escrow to secure our indemnification obligations as a selling stockholder of Lava until November 2, 2005. Under the terms of the indenture governing our outstanding 9.5% Senior Notes due 2009 and our outstanding 11.0% Senior Notes due 2012 (collectively, the “outstanding senior notes”), by the 361st day following the closing of the Lava acquisition, we were required to offer to purchase outstanding senior notes in an aggregate principal amount equal to the after-tax proceeds on the sale of our interest in Lava received in August 2004, at a price equal to

100.0% of the principal amount of such outstanding senior notes.  Therefore, on July 29, 2005, we commenced an offer to purchase outstanding senior notes in the aggregate principal amount of up to approximately $18.2 million. This excess proceeds offer expired on August 25, 2005, with $63,000 principal amount having been tendered.  Following the closing of this transaction, approximately $199.8 aggregate principal amount of our Senior Notes due 2009 remained outstanding and approximately $260.0 aggregate principal amount of our Senior Notes due 2012 remained outstanding.

On October 31, 2005, the escrow in connection with the Lava transaction was terminated and we received approximately $9.6 million as additional consideration in connection with the Lava transaction. Therefore, under the indenture governing the outstanding senior notes we will again be required to offer to purchase our outstanding senior notes in an aggregate principal amount equal to the after-tax proceeds of this $9.6 million on or prior to the 361st day following October 31, 2005.

Results of Operations

Specialist Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2005 vs. 2004 Percentage	Nine Months 2005 vs. 2004 Percentage
(000’s omitted)	2005	2004	2005	2004	Change	Change

Revenues:
Net gain on principal transactions	$47,212	$38,997	135,124	$131,740	21.1%	2.6%
Commissions	10,313	11,612	32,465	36,430	(11.2)	(10.9)
Interest	13,418	2,338	25,109	5,238	473.9	379.3
Other	934	585	(250)	897	59.7	(127.8)

Total segment revenues	71,877	53,532	192,448	174,305	34.3	10.4

Goodwill impairment	—	37,600	—	37,600	(100.0)	(100.0)
Exchange memberships impairment	—	—	—	16,300	—	(100.0)
Operating expenses	47,179	36,240	122,792	107,265	30.2	14.5

Income before minority interest and taxes	$24,698	$(20,308)	$69,656	$13,140	221.6	430.1

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

Interest income consists of rebate income earned on stock borrow transactions, and interest income earned on cash balances and short term investments.

Other revenue at our Specialist segment consists primarily of proprietary trading gains or losses, and gains or losses from an investment in a hedge fund.

Key Metrics of our NYSE Equity Specialist Business—When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on our NYSE equity specialist’s financial results. Some of the key metrics that we review, and their values for the three and nine month periods ended September 30, 2005 and 2004, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2005 vs. 2004 Percentage	Nine Months 2005 vs. 2004 Percentage
	2005	2004	2005	2004	Change	Change

NYSE average daily share volume (in millions)	1,532.4	1,326.6	1,576.1	1,440.8	15.5%	9.4%
LAB share volume on the NYSE (in billions)	24.7	22.1	74.6	71.3	11.8	4.6
LAB dollar value on the NYSE (in billions)	$821.8	$636.3	$2,439.5	$2,076.0	29.2	17.5
Share volume of principal shares traded (in billions)	4.6	4.9	14.6	16.8	(6.1)	(13.1)
Dollar value of principal shares traded (in billions)	$167.4	$148.6	$510.4	$512.9	12.7	(0.5)
Average closing price of the CBOE Volatility Index	12.3	15.4	12.8	16.1	(20.1)	(20.5)
Program trading as an approximate percentage of NYSE average daily share volume (1)	55.9%	54.0%	56.8%	49.5%	1.9 (2)	7.3 (2)

(1)   The program trading percentage is determined using the average of weekly percentages throughout the revelant time periods. Due to the weekly basis of our source data, the values indicated do not exactly coincide with our three and nine-month reporting periods.

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

Three Months Ended September 30, 2005 versus September 30, 2004

Net gain on principal transactions for the third quarter of 2005 increased as a result of strong performances by our equities, options and ETF specialist activities, and our options, futures and ETF market-making activities. The increase in the NYSE average daily share volume, along with increases in share volume and dollar value traded of our NYSE specialist stocks, provided our NYSE equity specialists with more opportunities to participate in trades as principal, which contributed to our increase in net gain on principal transactions.  Partially mitigating these results were lower volatility and increased program trading.  Net gain on principal transactions from our specialist and market-making activities also increased as a result of an increase in the number and diversity of derivative products we trade, as well as the size of our positions in these products.

Commission revenue during the third quarter of 2005 decreased as a result of a decrease in share volume of transactions with respect to which a specialist commission may be charged.  Despite the increase in share volume on the NYSE and in our NYSE specialist stocks, there was an increase in program trading, which resulted in fewer opportunities to participate in block trades.

The increase in interest income was attributable primarily to an increase in interest income on our stock borrow transactions and higher interest income on short term investments. Stock-borrow rebate income was higher due primarily to increased stock borrow positions and higher interest rates during the 2005 third quarter, as compared to the 2004 third quarter. Interest income on our short-term investments increased due to higher interest rates during the three months ended September 30, 2005 as compared to the same period in 2004, as well as increases in excess cash balances.

Nine Months Ended September 30, 2005 versus September 30, 2004

The increase in our net gain on principal transactions is primarily due to an increase in revenues from our ETF, option and future specialist and market making revenues due to an increase in the number and diversity of derivative products we trade, as well as the size of our positions in these products. Partially offsetting these increases was a decrease in our equity specialist principal trading revenue for the nine months ended September 30, 2005 as compared to the same period in 2004, which was primarily attributable to reduced opportunities for our NYSE specialists to participate in trades as principal during the first quarter of 2005.  These reduced opportunities were a reflection of lower volatility and higher levels of program trading.

Commission revenue during the nine months ended September 30, 2005 decreased as a result of a decrease in share volume of transactions with respect to which a specialist commission may be charged.  Despite the increase in share volume on the NYSE and in our NYSE specialist stocks, there was an increase in program trading, which resulted in fewer opportunities to participate in block trades.

The increase in interest income was attributable primarily to an increase in interest income on our stock borrow transactions and higher interest income on short term investments. Stock-borrow rebate income was higher due primarily to increased stock borrow positions and higher interest rates during the nine months ended September 30, 2005, as compared to the same period in 2004. Interest income on our short term investments increased due to higher interest rates during the nine months ended September 30, 2005 as compared to the same period in 2004, as well as increases in excess cash balances.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2005 vs. 2004 Percentage	Nine Months 2005 vs. 2004 Percentage
(000’s omitted)	2005	2004	2005	2004	Change	Change

Revenues:
Commissions	$9,810	$10,452	32,411	$34,881	(6.1)%	(7.1)%
Interest	212	133	535	340	59.4	57.4
Other	13	9	76	184	44.4	(58.7)
Total segment revenues	10,035	10,594	33,022	35,405	(5.3)	(6.7)

Exchange memberships impairment	—	—	—	2,027	—	(100.0)
Operating expenses	10,592	12,007	35,176	39,678	(11.8)	(11.3)

Loss before minority interest and taxes	$(557)	$(1,413)	$(2,154)	$(6,300)	60.6	65.8

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage services and net gains from riskless principal transactions.

Our Execution and Clearing segment’s interest consist of interest income earned on customer margin balances, short term U.S. Treasury Bill investments and stock-borrow transactions.

Other revenues consist primarily of realized trading errors.

Three Months Ended September 30, 2005 versus September 30, 2004

Commission revenues decreased as a result of a decline in direct-access floor broker order flow and reduced trade volume from clearance customers. This decline was partially offset by an increase in revenues from our institutional execution group as a result of general growth and expansion of its customer base.

Nine Months Ended September 30, 2005 versus September 30, 2004

Commission revenues decreased as a result of a decline in direct-access floor broker order flow and reduced trade volume from clearance customers. This decline was partially offset by an increase in revenues from our institutional execution group as a result of general growth and expansion of its customer base.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2005 vs. 2004 Percentage	Nine Months 2005 vs. 2004 Percentage
(000’s omitted)	2005	2004	2005	2004	Change	Change

Interest	$885	$240	$2,108	$920	268.8%	129.1%
Other revenue	934	294	1,201	24,645	217.7	(95.1)
Total segment revenues	1,819	534	3,309	25,565	240.6	(87.1)

Debt repurchase premium	—	—	—	49,028	—	(100.0)
Operating expenses	15,210	16,647	46,335	52,853	(8.6)	(12.3)

Loss before minority interest and taxes	$(13,391)	$(16,113)	$(43,026)	$(76,316)	16.9	43.6

The portion of our revenues that is not generated from our two principal business segments consists primarily of interest income earned on cash balances and net gains or losses from non-marketable investments.

Three Months Ended September 30, 2005 versus September 30, 2004

The increase in interest income is a reflection of higher interest rates and an increase in excess cash balances for the three months ended September 30, 2005 as compared to the same period in 2004.

Other revenue increased primarily as a result of the appreciation in the fair value of our non-marketable investments

For a discussion of operating expenses, see “Our Operating Expenses” below.

Nine Months Ended September 30, 2005 versus September 30, 2004

The increase in interest income is a reflection of higher interest rates and an increase in excess cash balances for the nine months ended September 30, 2005, as compared to the same period in 2004.

Other revenue decreased primarily as a result of the $24.9 million appreciation in fair value of our investment in Lava during the second and third quarter of 2004.  Partially offsetting this decrease was an increase in our short-term interest income for the nine months ended September 30, 2005 as compared to the same period in 2004, due to higher interest rates and excess cash balances.

Our Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three months 2005 vs. 2004 Percentage	Nine months 2005 vs. 2004 Percentage
(000’s omitted)	2005	2004	2005	2004	Change	Change

Expenses:
Employee compensation and related benefits	$25,747	$21,985	$72,527	$72,421	17.1%	0.1%
Interest	23,285	16,006	58,649	47,700	45.5	23.0
Exchange, clearing and brokerage fees	10,559	10,101	30,445	28,684	4.5	6.1
Lease of exchange memberships	1,008	3,804	3,003	11,902	(73.5)	(74.8)
Goodwill impairment	—	37,600	—	37,600	(100.0)	(100.0)
Exchange memberships impairment	—	—	—	18,327	—	(100.0)
Debt repurchase premium	—	—	—	49,028	—	(100.0)
Other	12,382	12,998	39,679	39,089	(4.7)	1.5

Total expenses before minority interest and taxes	72,981	102,494	204,303	304,751	(28.8)	(33.0)

Provision (benefit) for income taxes	$1,592	$(1,533)	$4,330	$(16,958)	203.8	125.5

Our Specialist segment’s employee compensation and related benefits expense consists of salaries, wages and performance-based compensation paid to our traders and related support staff. The employee compensation and related benefits expense associated with our Execution and Clearing segment consists of salaries, wages and performance-based compensation paid to our execution and clearing professionals, as well as incentive-based compensation paid to various trading professionals, which is based on their earned commissions. Performance-based compensation may include cash compensation and stock-based compensation granted to managing directors, trading professionals and other employees based on our operating results.

Interest expense is attributable primarily to our outstanding 9.5% $199.8 million aggregate principal amount of Senior Notes due 2009 and 11.0% $260.0 million aggregate principal amount of Senior Notes due 2012. Interest expense at our Specialist segment consists mainly of margin interest on derivatives trading positions and interest on subordinated indebtedness. Customers’ free credit balances, bank loans and stock loans generate interest expense at our Execution and Clearing segment.

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

Three Months Ended September 30, 2005 versus September 30, 2004

Employee compensation and related benefits expense increased primarily as a result of higher compensation at our Specialist segment, which is a result of improved revenues and operating results.  Employee compensation expense at our Specialist segment also increased due to an increase in the number of specialists and professionals making markets in options, indexes and ETFs, which was partially offset by a reduction in the number of employees acting as specialists in cash equities.  Employee compensation and related benefits expense decreased at our Execution and Clearing segment due to a reduction in headcount during the third quarter of 2005 as compared to the headcount during the third quarter of 2004.

The increase in interest expense for the third quarter of 2005 as compared to the same period in 2004 was due to the higher margin interest expense in our Specialist segment trading activities, which was the result of an increase in interest rates, as well as the size and number of our positions in our specialist and market making products.

While consolidated exchange, clearing and brokerage fees increased slightly for the three months ended September 30, 2005 as compared to the same period in 2004, there were material changes within the components of exchange, clearing and brokerage fees at our business segments quarter over quarter. The increase was primarily the result of higher commissions at our Specialist segment, which primarily is a reflection of the increased trading activity by our option, index and ETF specialists and professionals.  Partially offsetting this increase were decreases in our Execution and Clearing subsidiary’s floor brokerage expenses relating to direct-access commissions and decreases in our NYSE equity specialists’ fees due to lower allocation and exchange fees.

Lease of exchange memberships expense decreased due to lower average annual lease prices of our NYSE leased memberships for the third quarter of 2005 versus the 2004 comparable period. Average annual lease cost of an NYSE membership declined to approximately $71,000 for the three months ended September 30, 2005 from $233,000 for the 2004 comparable period.  Additionally, we leased eleven fewer NYSE memberships as of September 30, 2005 than we did as of September 30,2004.

Nine Months Ended September 30, 2005 versus September 30, 2004

While consolidated employee compensation and related benefits expense increased only slightly for the nine months ended September 30, 2005 as compared to the same period in

2004, there were material changes within the components of employee compensation and related benefits expense at our Specialist segment period over period.  Employee compensation and related benefits expense increased primarily as a result of higher compensation, resulting from improved revenues and operating results.  Employee compensation and related benefits expense at our Specialist segment increased due to an increase in the number of specialists and professionals making markets in options, indexes and ETFs, which was partially offset by a reduction in the number of employees acting as specialist in cash equities.  Employee compensation and related benefits expense decreased at our Execution and Clearing segment due to a reduction in headcount in the first nine months of 2005, as compared to the same period in 2004.  Also contributing to the decrease was the expiration and payment of a retention bonus plan liability during the first quarter of 2004 and a decrease in deferred compensation expense, both related to a prior acquisition.

Interest expense increased for the nine months ended September 30, 2005 from the same period in 2004 mainly due to the increase in margin interest in the trading activities related to our option, index and ETF specialists and market making activities as a result of higher margin interest rates, coupled with an increase in the size of our positions in these products. Additionally, with the refinancing of our debt in May 2004, the first nine months of 2005 reflected the higher interest costs on our outstanding senior notes as compared to 2004. Partially offsetting these increases were charges we incurred during the second quarter of 2004 relating to the aforementioned refinancing of our debt. These charges included the acceleration of the debt issuance cost and discount accretion on the portion of the notes repurchased.

Exchange, clearing and brokerage fees expense increased for the nine months ending September 30, 2005 as compared to the same period in 2004 due to increased commission fees from increased trading activity from our option, index and ETF specialists and market makers.  Partially offsetting these increases was a decline at our Execution and Clearing segment of floor brokerage expenses relating to direct-access commissions.

Lease of exchange memberships expense decreased due to the lower average annual lease prices of our NYSE leased memberships for the nine months ended September 30, 2005 versus the 2004 comparable period. The average annual lease cost of an NYSE membership declined to approximately $70,000 for the nine months ended September 30, 2005 from $235,000 for the 2004 comparable period.  Additionally, we leased eleven fewer NYSE memberships as of September 30, 2005 than we did as of September 30, 2004.

Liquidity and Capital Resources

Financial Overview

Given the nature of our specialist, market-making, execution and clearing activities, certain line items on our balance sheet may fluctuate considerably from time to time. Our total assets at September 30, 2005 increased to $3,760.3 million from $2,055.1 million at December 31, 2004. The increase was primarily attributable to increases in receivable from brokers, dealers and clearing organizations, securities owned at market value, and cash and cash equivalents which were partially offset by decreases in deferred tax assets and cash segregated under federal regulations. Of our total assets at September 30, 2005, $616.1 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. Our total capital base, which consists of long term obligations (inclusive of subordinated debt, other than those related to contributed exchange memberships) and total stockholders’ equity, increased to $1,209.3 million at September 30, 2005 from $1,191.7 million at December 31, 2004. This change was mainly due to an increase in equity associated with higher additional paid-in capital and retained earnings, partially offset by a decrease in other subordinated indebtedness.

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

Capital Resources

Our outstanding senior notes were issued pursuant to an indenture, which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to take certain actions, including incurring additional indebtedness (other than certain “permitted indebtedness”), or making certain “restricted payments” (such as paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity), is limited if our consolidated fixed charge coverage ratio—calculated on a trailing four-quarter basis—is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments that we might make with respect to preferred stock. As of September 30, 2005, our consolidated fixed charge coverage ratio was approximately 1.90:1, thereby limiting our ability to make these “restricted payments.”  Under the indenture, however, we are permitted to make “restricted payments” of up to an aggregate amount of $15.0 million over the life of the indenture, regardless of our consolidated fixed charge coverage ratio or the amount of our cumulative consolidated net income since July 1, 2004.

In addition, under the indenture governing our outstanding senior notes, even if our consolidated fixed charge coverage ratio is 2.00:1 or greater, we cannot make any such “restricted payments” if doing so will cause our cumulative “restricted payments” since May 18, 2004 to be greater than the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0%

of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 and certain other amounts. In the event this restriction were to limit us from making restricted payments in the future, we also would be entitled to make such payments up to an aggregate of $15.0 million over the life of the indenture, as described above. Although we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent the covenants in the indenture will prevent us from making restricted payments higher than $15.0 million in the future.

The indenture also permits us to redeem some or all of the Senior Notes due 2009 on or after May 15, 2007 and some or all of the Senior Notes due 2012 on or after May 15, 2008 at varying redemption prices, depending on the date of redemption.  In addition, we have the option to redeem up to 33.0% of the aggregate principal amount of the Senior Notes due 2009 at a redemption price of 109.5% and up to 33.0% of the aggregate principal amount of the Senior Notes due 2012 at a redemption price of 111.0% using the proceeds of certain equity offerings which we may complete on or prior to May 15, 2007. We have no current intention of conducting any such equity offerings.  Under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase our outstanding senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

In connection with the sale of our interest in Lava as part of an acquisition of Lava in August 2004, we received cash of approximately $39.0 million at the closing. Additional consideration of approximately $9.6 million was deposited in escrow to secure our indemnification obligations as a selling stockholder of Lava until November 2, 2005.  Under the terms of the indenture governing our outstanding senior notes, on the 361st day following the closing of the Lava acquisition, we were required to offer to purchase outstanding senior notes in an aggregate principal amount equal to such after-tax proceeds of the sale of our interest in Lava in August 2004, at a price equal to 100.0% of the principal amount of such outstanding senior notes.  Therefore, on July 29, 2005, we commenced an offer to purchase outstanding senior notes in the aggregate principal amount of up to approximately $18.2 million. This excess proceeds offer expired on August 25, 2005, with $63,000 principal amount having been tendered.  Following the closing of this transaction, approximately $199.8 aggregate principal amount of our Senior Notes due 2009 remained outstanding and approximately $260.0 aggregate principal amount of our Senior Notes due 2012 remained outstanding.

On October 31, 2005, the escrow fund in connection with the Lava transaction was terminated and we received approximately $9.6 million as additional consideration in connection with the Lava transaction. Therefore, under the indenture governing the outstanding senior notes we will again be required to offer to purchase outstanding senior notes in an aggregate principal amount equal to the after-tax proceeds of this $9.6 million on or prior to the 361st day following October 31, 2005.

We also have outstanding $13.6 million aggregate principal amount of 12.0% senior subordinated notes due 2007 (the “2007 Notes”) that were not tendered for repurchase in connection with our May 2004 debt refinancing. Until their maturity on March 2, 2007, the 2007 Notes will continue to accrue interest at a rate of 12.0% per annum.

As of September 30, 2005, the subordinated indebtedness of LaBranche & Co. LLC (excluding subordinated liabilities related to contributed exchange memberships) aggregated $12.4 million. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between August 2006 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. On June 3, 2005, LaBranche & Co. LLC repaid $3.0 million principal amount of this senior subordinated indebtedness, plus accrued interest, thus leaving $9.0 million principal amount of this senior subordinated indebtedness outstanding.  LaBranche & Co. LLC may prepay, at a premium, all or any part of these remaining senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes.  The junior subordinated notes, which aggregate $3.4 million principal amount, have an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

As of September 30, 2005, $8.0 million of our outstanding indebtedness consisted of eight separate notes, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

A potential source of liquidity for LaBranche & Co. LLC is the committed line of credit that it maintains with a bank. In October 2005, LaBranche & Co. LLC extended this $200.0 million committed credit agreement to October 27, 2006 on the same terms and conditions as the expiring agreement. In connection with the credit agreement, we pay annual fee of 0.25% of the total committed line of credit.  Amounts outstanding under this credit facility would be secured by our inventory of specialist stocks and bear interest at the bank’s broker loan rate. This facility can only be used to finance inventory requirements at LaBranche & Co. LLC. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of September 30, 2005, LaBranche & Co. LLC’s net capital, as defined, was $463.2 million, which exceeded the minimum requirements by $461.9 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of September 30, 2005, LaBranche & Co. LLC’s and LSPS’ minimum required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $459.0 million as of September 30, 2005. As of September 30, 2005, since LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS, both LaBranche & Co. LLC and LSPS satisfied their respective net liquid asset requirements. In addition, as of September 30, 2005, LaBranche & Co Inc. had an additional $121.0 million invested in overnight repurchase agreements, which is not subject to regulatory capital requirements.

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

The AMEX generally requires its equities specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of September 30, 2005, LaBranche & Co. LLC satisfied the AMEX equities specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of September 30, 2005 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of September 30, 2005, LFSI’s net capital, as defined, was $8.2 million, which exceeded its minimum net capital requirement by $6.7 million.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of October 4, 2005, to comply with its September 30, 2005 requirement, cash and U.S. Treasury Bills in the amount of $2.0 million were segregated in a special reserve account for the exclusive benefit of customers exceeding the actual requirements by $2.0 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  As of October 4, 2005, to comply with LFSI’s September 30, 2005 requirement, cash and U.S. Treasury Bills in the amount of $5.2 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $1.2 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2005, LSP’s net capital, as defined, was $45.9 million, which exceeded its minimum net capital requirement by $45.4 million.

As a specialist and member of the NYSE, LSPS is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2005, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $3.9 million, which exceeded the minimum requirement by $3.7 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s and LSPS’ combined net liquid asset requirement of $447.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the combined net liquid asset requirement of $447.0 million is met by LaBranche & Co. LLC’s and LSPS’ securities positions, pending trades and other assets associated with its equities, options, futures and ETF specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of September 30, 2005 was used to meet their combined net liquid asset requirement.

Other Contractual Obligations

In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in March 2001, we assumed its liabilities and obligations under its deferred compensation plan. The deferred compensation plan provides for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at a rate of 8.0% per year, to certain former employees of RPM. While the payment of benefits under this deferred compensation plan may be accelerated in certain circumstances, no more than $6.0 million in deferred compensation benefits (including interest) may be paid in any 12 consecutive month period beginning March 15, 2001. After taking into account all payments of deferred compensation plan benefits through September 30, 2005, approximately $14.4 million, including interest, remains payable under the RPM deferred compensation plan.  Our board of directors is entitled to terminate the deferred compensation plan at any time.  Upon any such termination, the deferred compensation benefits (including interest) of all participants in the plan—to the extent not previously paid—must be distributed immediately to the participants in one lump sum.

Cash Flows

Our cash and cash equivalents during the nine-month period ended September 30, 2005 increased $44.7 million to $489.1 million. The increase was the result of (a) $53.0 million provided by our operating activities primarily from increases in cash flow from operations, our securities sold, but not yet purchased, partially offset by decreases in receivable from brokers, dealers and clearing organizations, deferred tax assets and securities owned, at market value; (b) $1.0 million used in investing activities for capital expenditures and purchases of exchange memberships; and (c) $7.3 million used in financing activities primarily from payments on short term debt and subordinated debt.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

Following our May 2004 debt refinancing, $13.6 million aggregate principal amount of our 2007 Notes remain outstanding. These 2007 Notes are publicly held but are no longer rated. The following table sets forth the credit ratings on our Senior Notes due 2009 and our Senior Notes due 2012 as of September 30, 2005:

	Moody’s Investors Service	Standard & Poor’s

Senior Notes due 2009	Ba2	B

Senior Notes due 2012	Ba2	B

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

Compliance Risk

LaBranche & Co. LLC's risk management process includes participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains and specialists. These parties’ roles are as follows:

Corporate Compliance Committee.  Our corporate compliance committee was established in February 2002 and consists of representatives from executive and senior management, compliance personnel, including our on-floor compliance officer, our general counsel and several additional senior floor specialists, known as post managers. The role of the corporate compliance committee is to implement, monitor and report to senior management on the statutory and regulatory compliance efforts of our specialist business.  The corporate compliance committee also establishes, reviews and revises policies and procedures governing LaBranche & Co. LLC’s regulatory compliance structure.

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

Specialists.  LaBranche & Co. LLC’s specialists conduct auctions of our specialist stocks based on the conditions of the marketplace. In doing so, specialists observe our risk management procedures and trading guidelines in tandem with their responsibility to create and maintain a fair and orderly market. Specialists immediately notify a floor captain of any unusual situations or market conditions requiring a deviation from our procedures and guidelines.

We believe that the enhancements we have made to our compliance procedures and guidelines in connection with the undertakings set forth in the March 2004 settlement of the SEC and NYSE investigation of our specialist trading activities have improved our risk management process.

Our equities specialist operations on the AMEX are conducted by various equity specialists. Our post manager(s) on the AMEX monitor the trading activities of the AMEX equity specialists by observing trades and reviewing positions on a real-time basis. As members of the floor management committee, post managers regularly communicate with other members of the floor management committee regarding any deviations from the AMEX procedures and guidelines established by LaBranche & Co. LLC’s executive operating committee.

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

A high concentration of LaBranche & Co. LLC’s principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. The percentage of LaBranche & Co. LLC’s cash equity specialist trading revenue generated from its ten most profitable specialist stocks has decreased from 17.5% to 16.7% of total principal trading revenue for the nine months ended September 30, 2004 and 2005, respectively. The percentage of LaBranche & Co. LLC’s cash equity specialist trading revenue generated from its twenty-five most profitable specialist stocks has also decreased from 35.0% to 32.0% of total principal trading revenue for the nine months ended September 30, 2004 and 2005, respectively.  LaBranche & Co. LLC is not overly reliant on a particular group of specialist stocks, as the composition of its ten and twenty-five most profitable specialist stocks changes frequently.

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

The following chart illustrates how specified movements in the underlying securities prices of LSP’s and LSPS’ entire portfolios would have impacted profits and losses from their trading activities:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2005	$(10,167)	$8,609	$(20)	$6,028	$15,930
June 30, 2005	$(20,676)	$13,324	$(75)	$21,513	$53,516
September 30, 2005	$(4,996)	$840	$(28)	$2,125	$4,318

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which LSP, LSPS and LaBranche & Co. LLC are exposed would have impacted profits and losses from their trading activities:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2005	$(1,487)	$(496)	$496	$1,487
June 30, 2005	$(532)	$(177)	$177	$532

September 30, 2005	$2,296	$765	$(765)	$(2,296)

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

We have developed, implemented and maintain a business continuity plan, which includes a comprehensive disaster recovery plan. We have back-up disaster recovery centers in New York and New Jersey.

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

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material new developments in our legal proceedings since the filing of our Form 10-Q for the quarter ended June 30, 2005, filed August 9, 2005 (the “Second Quarter 10-Q”), which updated the legal proceedings disclosed in our 2004 10-K and the Company’s Form 10-Q for the quarter ended March 31, 2005, filed May 10, 2005 (the “First Quarter 10-Q”), except as follows:

Last Atlantis/Rule/Martin.  On October 4, 2005, the court in the Last Atlantis action granted the plaintiffs’ motion for leave to file a second amended complaint and to join Bryan Rule and River North Investors LLC as plaintiffs.  On October 5, 2005, the second amended complaint was filed.

On September 28, 2005, Bryan Rule and River North Investors LLC, who, as stated above, now are plaintiffs in the Last Atlantis action, commenced an action in the United States District Court for the Northern District of Illinois, Rule et al. v. Chicago Board Options Exchange, Inc., et al., No. 05 C 5600.  The complaint in this action is substantially similar to the second amended complaint in the Last Atlantis action, making substantially the same allegations and seeking the same relief against the same defendants, including LaBranche & Co Inc. and LSP, except that the complaint in this action also asserts a federal antitrust law claim (Section 1 of the Sherman Act).

On September 30, 2005, Brad Martin commenced an action in the United States District Court for the Northern District of Illinois, Martin v. Chicago Board Options Exchange, Inc., et al., No. 05 C 5671.  The complaint in this action is substantially similar to the second amended complaint in the Last Atlantis action and the complaint in the Rule action, making substantially the same allegations and seeking the same relief against the same defendants, including us and LSP, except that the complaint in this action, like the complaint in the Rule action, also asserts a federal antitrust law claim (Section 1 of the Sherman Act).  To our knowledge, neither we nor LSP has been served with the complaint in this action.

EEOC Claim.  On September 27, 2005, the Equal Employment Opportunity Commission (the “EEOC”) commenced an action in the United States District Court for the Southern District of New York, EEOC v. LaBranche & Co Inc., No. 05 CV 8304, on behalf of a former employee of LaBranche.  The complaint in this action alleges that we harassed and discriminated against the employee on the basis of a disability, retaliated against him for complaining about the alleged harassment and constructively discharged him.  The complaint seeks injunctive relief and monetary damages, including reinstatement, back pay and front pay.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2004 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above are without merit, and we deny all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2004 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 5.    Other Information.

Effective September 15, 2005, Todd A. Graber, our Principal Accounting Officer, resigned.  Jeffrey M. Chertoff, our Senior Vice President and Chief Financial Officer, and our Principal Financial Officer, succeeded Mr. Graber as our Principal Accounting Officer.  The information required by Items 401(b), (d) and (e) and 404(a) of Regulation S-K with respect to Mr. Chertoff was disclosed in Items 1.01 and 5.02 of our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005, which is incorporated herein by reference thereto.

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

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

32.2

Certification of Jeffrey M. Chertoff, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2005	LABRANCHE & CO INC.

	By:	/s/ Jeffrey M. Chertoff
	Name:	Jeffrey M. Chertoff
	Title:	Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey M. Chertoff, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.

32.2

Certification of Jeffrey M. Chertoff, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.