Form 10-K
period 2005-12-31
LABRANCHE & CO INC
filed 2006-03-16
CIK 1089044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-15251

LaBRANCHE & CO INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4064735
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

One Exchange Plaza, New York, New York 10006

(Address of Principal Executive Offices) (Zip Code)

(212) 425-1144

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class:	Name of each exchange on which registered:

Common Stock, par value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐   Accelerated filer  ☒   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on June 30, 2005, was approximately $377,715,000.

The number of shares of Common Stock outstanding as of March 10, 2006 was 60,714,487.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders to be held on May 16, 2006 are incorporated by reference in this Annual Report on Form 10-K in response to Part II, item 5 and Part III, items 10, 11, 12, 13 and 14.

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

Item 1.                                   BUSINESS.

Overview

We are the parent corporation of LaBranche & Co. LLC, one of the oldest and largest Specialists in equity securities listed on the New York and American Stock Exchanges. We are also the parent of LaBranche Structured Holdings, Inc. (“LSHI”), the holding company for a group of entities that are Specialists and Market-Makers in options, futures and exchange-traded funds, or “ETFs,” traded on various exchanges. As a Specialist and Market-Maker, we play an integral role in the central auction market by acting as the exclusive broker (i.e., agent) or market-maker (i.e., principal) in our portfolio of listed company stocks, options, futures and ETFs. The Specialist facilitates buying and selling of securities of the companies it represents by bringing timely information, critical expertise, and needed liquidity to the forefront of the auction marketplace. LaBranche Financial Services, Inc. (“LFSI”), another of our operating subsidiaries, provides securities execution, clearing and direct-access floor brokerage services to institutional investors.

LSHI is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”). LSP is a registered broker-dealer that operates as a specialist in options, ETFs and futures on the AMEX, the New York Board of Trade (“NYBOT”), and the Philadelphia Stock Exchange (“PHLX”), and as a market-maker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer and operates as a specialist in ETFs traded on the NYSE. LSPE was organized to operate as a market-maker for ETFs in Europe traded on the London Stock Exchange and the Euroex and Euronext Exchanges, and was registered as a broker-dealer with the United Kingdom’s Financial Securities Authority in March 2006. LSPH was organized to operate as a market-maker for ETFs and engage in hedging transactions in Asia, and is in the process of registering as a broker-dealer with Hong Kong’s Securities and Futures Commission.

We are also the sole stockholder of LABDR Services, Inc. (“LABDR”) and the sole owner of LaBranche & Co. B.V. (“BV”). LABDR provides disaster recovery services and back-up facilities to other LaBranche subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

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

We currently view our business as operating principally in two separate segments: the Specialist and Market-Making segment and the Execution and Clearing segment.

Our Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LABDR and BV. As of December 31, 2005, the entities within our Specialist and Market-Making segment were specialists on the NYSE, the AMEX, the NYBOT, and PHLX, as well as market-makers on several exchanges. Collectively, our Specialist and Market-Making segment is the specialist for 563 common stock listings and 19 ETFs on the NYSE and 91 common stock listings, 640 options listings, 5 futures and 30 ETFs on the AMEX, PHLX, NYBOT and other exchanges, and is a market-maker for ETFs, options and futures on various exchanges.

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

Our Specialist and Market-Making Segment

The Specialist and Market-Making Industry

Generally, trading of securities on the NYSE, the AMEX and other auction-based securities markets is conducted through an auction process managed by the specialist for that security. The specialist is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in its specialist securities. The number of specialist units on the NYSE and the AMEX has decreased substantially over the past several years due to consolidation within the industry. There are currently seven NYSE specialist firms, of which the five largest, as ranked by number of specialist stocks, were responsible for 95.2% and 95.1% of the average daily share volume traded on the NYSE in 2005 and 2004, respectively. There are currently 14 equity specialist firms, 16 option specialists and 11 ETF specialists on the AMEX. Many other firms act as market-makers in these securities on the AMEX, adding liquidity to the market in addition to the exclusive specialists’ obligation to do so. There are also many other market-makers on the other exchanges on which we make markets.

On the NYSE, specialist firms for cash equity securities compete for the original listing of these securities through an allocation process organized by the NYSE. As part of this allocation process, companies seeking a listing may select a specialist firm in one of two ways. Under the first method, the NYSE’s allocation committee selects the specialist firm based on specific criteria. Under the second method, available since March 1997, the listing company requests that the allocation committee select three to five potential specialist firms suitable for the security, based on criteria specified by the listing company. The issuer then meets with each specialist firm presented by the allocation committee. Within one week after meeting the competing specialist firms, the listing company selects a specialist firm. Currently, almost every company listing on the NYSE chooses its specialist firm under the second allocation method.

On the AMEX, the specialist firm for each equity security, option and future compete for the original listing of that security through an allocation process organized by the AMEX. The AMEX has an allocation committee, which selects the specialist firm for each security based on specified criteria, giving weight to the desires of the listed company. On both the NYSE and AMEX, the specialist for each ETF is chosen by either the exchange or the ETF issuer.

When assigned a particular security, the specialist firm agrees to specific obligations. The specialist is required to maintain, as far as practicable, a fair and orderly market. This implies that the trading will have reasonable depth and price continuity, so that, under normal circumstances, a customer may buy or sell the security in a manner consistent with market conditions. A specialist firm helps market participants achieve price improvement in their trades because the best bids and offers are discovered through the auction process. In performing its obligations, the specialist firm is exposed to all transactions that occur in each of its specialist securities, either through electronic orders or floor brokers. In any given transaction, the specialist firm may act as:

•                  an auctioneer by setting opening prices for its specialist securities and by matching the highest bids with the lowest offers, permitting buyers and sellers to trade directly;

•                  a facilitator bringing together buyers and sellers who do not know of each other in order to execute a trade which would not otherwise occur;

•                  an agent for broker-dealers who wish to execute transactions as instructed by their customers (typically, these orders are limit orders entrusted to the specialist at prices above or below the current market price); or

•                  a principal using its own capital to buy or sell securities for its own account.

In addition to normal specialist functions, a specialist in ETFs may provide “seed” money to the ETF, creating shares in such ETF by purchasing and depositing a group of securities and/or cash into the fund

The specialist firm’s decision to buy or sell its specialist securities as principal may be based on obligation or inclination. For example, the specialist firm may be obligated to buy or sell its specialist securities to counter short-term imbalances in the prevailing market, thus helping to maintain a fair and orderly market in that stock. At other times, the specialist firm may be inclined to buy or sell the securities as principal based on market conditions. In actively-traded securities, the specialist firm continually buys and sells its specialist securities at varying prices throughout each trading day. The specialist firm’s goal and expectation is to profit from differences between the prices at which it buys and sells these securities. In fulfilling its specialist obligations, however, the specialist firm may, at times, be obligated to trade against the market, or may be prevented from participating in a trade, which could adversely impact its profitability. In addition, the specialist firm’s trading practices are subject to a number of restrictions, as described in “Rules Governing Our Specialist and Market-Making Activities.”

Recent Trends in Trading

Specialist and market-making firms generate revenues by executing trades, either as agent or principal, in their specialist and market-making securities. Specialist firms’ revenues generally are significantly impacted by the share volume of trading on the applicable market. Market activity historically has tended to be cyclical, and trading volumes from 2002 through 2004 evidenced a decline in individual and institutional trading.

Since 2000, ETFs have grown as an alternative to other investments. ETFs are share-based investment funds that pool investors’ capital and trade on stock exchanges throughout the day at prices determined by the market. ETFs attempt to imitate a stock market index or narrowly defined basket, rather than actively add or remove stocks. As a result, these ETFs offer investors the diversification advantages of a mutual fund, while also possessing certain tax and other advantages of traditional stocks. According to data provided by the Investment Company Institute, ETF assets grew to approximately $296.0 billion as of December 31, 2005 from $226.2 billion as of December 31, 2004, representing a growth rate of approximately 31%. Some of the more recognizable ETFs are the Nasdaq 100 Tracking Stock (QQQ)™, Standard & Poors Depositary

Receipts (SPDRs)™ and Vanguard Index Participation Receipts (VIPERS)™. We believe the increase in program trading during this period is at least partially related to the growth in ETFs because hedging trades executed by market makers tend to be done electronically and in small increments.

In 2005, trading volumes in cash equity securities grew, as well. Average daily trading volume on the NYSE increased in 2005 to 1.6 billion shares from approximately 1.4 billion shares in each of 2004 and 2003. This increase in trading volume, in part, helped to stabilize our cash equity specialist revenues in 2005. This stabilization follows a period of declining trading volume from 2002 through 2004, which may have been attributable to:

•                  a relatively slow return by the retail investor to the equity markets following the 2000-2002 bear market;

•                  popular interest in alternative investments, particularly residential real estate and commodities; and

•                  the continued emergence of a new class of investors, including hedge funds, that invests in non-traditional instruments.

In addition to the historically lower trading volume on the NYSE, we believe several other factors negatively impacted equity specialists’ revenues from 2002 through 2004, including:

•                  declining volatility of stock prices as measured by the CBOE’s Volatility Index®, a key measure of market expectation of near-term volatility and investor sentiment. As volatility in markets diminishes, the need for specialists to employ capital to mitigate volatility decreases, which in turn reduces specialists’ level of principal participation; and

•                  increased program trading as a percentage of total NYSE average daily share volume. Program trading and the decimalization of stock prices often results in a number of smaller orders executed through the NYSE’s SuperDOT® system. As a result, block-trading strategies have become less prevalent.

Although these factors continued to adversely affect our cash equity specialists’ results in 2005, our revenues from our cash equities specialist business stabilized in 2005.

The recent changes in investor behavior from concentration on individual stocks to alternatives such as sector and index trading, as well as ETFs, also has substantially fueled the growth for trading in options, futures and ETFs. Accordingly, over the past few years we have increased our focus on our options, futures and ETFs specialist and market making-operations.

The majority of trades in NYSE-listed stocks take place on the NYSE. In 2005, specialist firms handled approximately 76% of trades in NYSE-listed stocks, a decline from approximately 79% in 2004. The percentage of trades in NYSE-listed stocks on the floor of the NYSE is affected as follows:

•                  some stocks are listed on multiple exchanges, such as regional exchanges, and trades take place on those exchanges as well as in the over-the-counter market and through alternative trading systems (“ATSs”); and

•                  at times, significant volume in NYSE-listed stocks takes place before and after regular NYSE trading hours.

Technological advances have contributed to increased trading through ATSs, such as electronic communications networks, or ECNs, and electronic crossing systems. While the first ECN was created in 1969, most of the ECNs currently in operation were started only during the past several years. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, professional traders or brokerage firms. Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges. It is possible that the presence of these ATSs and other emerging electronic trading systems have contributed to the overall decline in the percentage of equity shares traded on the NYSE over the past five years from approximately 83% to approximately 76%. Notwithstanding the presence of these ATSs and other emerging trading technologies, the NYSE remains the predominant trading marketplace for listed securities. It is unclear, however, how ATSs and other new technologies, in addition to other recent events (such as the merger of the NYSE and Archipelago, the hybrid model and Regulation NMS, all as described below), will continue to affect the future percentages of trading in listed stocks on the NYSE.

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

•                  NYSE Open Book(SM), an online market data product allowing subscribers to view information on the NYSE limit order books; and

•                  Institutional Express(SM), an electronic gateway to satisfy large order requirements and the growing information needs of NYSE member firms and their institutional customers.

Our Specialist and Market-Making Operations

Due largely to acquisitions and an increase in the number of our specialist stocks from 1997 through 2001, we historically experienced strong revenue growth in our Specialist and Market-Making segment during that period. From 2002 through 2004, however, our aggregate specialist and market making revenues declined from $401.2 million in 2002 to $245.0 million in 2004.

Our revenues stabilized in 2005, and our aggregate specialist and market-making revenues increased to an aggregate of $283.6 million. These results were due, in part, to an overall increase in market trading and our strategic response to the above-described recent changes in investor behavior from concentration on individual stocks to alternatives such as sector and index trading, as well as ETFs. Over the past few years, we have increased our focus on our options, futures and ETFs specialist and market making-operations. The Specialist and Market-Making segment has been employing more capital in its trading activities on more exchanges, and in derivative products and ETFs, in order to seek growth opportunities while maintaining a leadership position in the cash equities specialist market. Our initial acquisition strategy and strategic organic growth has enabled us to gather products in our specialist and market-making operations on additional exchanges and in additional countries. A restructuring of certain of our specialist and market-making subsidiaries has allowed us to develop our specialist and market-making operations across various exchanges and marketplaces. These initiatives have also enabled us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise. We also believe that a recently proposed NYSE rule, pending approval by the SEC, could substantially reduce the liquid asset requirements of our NYSE specialist operations, and could provide us with additional capital to efficiently redeploy our working capital to new opportunities in other products and markets.

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

Since our initial public offering, we have increased the number of our listed companies and specialist market share both internally and through acquisitions. Since the NYSE implemented its new specialist allocation process in March 1997, we have been selected by 194 new listed companies, resulting from 490 listing interviews through December 31, 2005. In addition, we have acquired eleven specialist operations since 1997, adding approximately 500 NYSE common stocks and 52 AMEX common stocks. As a result of internal growth and selective acquisitions, our LaBranche & Co. LLC subsidiary currently is a leading NYSE specialist as illustrated by the following data:

•                  the dollar volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2005 was $3.4 trillion, or 24.7% of total 2005 NYSE dollar volume, and was $2.8 trillion in 2004, or 25.4% of total 2004 NYSE dollar volume;

•                  the share volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2005 was 102.1 billion, or 26.3% of total 2005 NYSE share volume, and was 96.1 billion in 2004, or 27.1% of total 2004 NYSE share volume; and

•                  as of December 31, 2005, the total number of LaBranche & Co. LLC’s NYSE common stock listings was 563, or 21.3% of all NYSE common stock listings, and as of December 31, 2004, its total number of NYSE common stock listings was 580, or 22.1% of all NYSE common stock listings.

By these three measurements, LaBranche & Co. LLC was one of the largest NYSE specialist firms as of December 31, 2005 and 2004. In addition, LaBranche & Co. LLC acted as the specialist for 240 other NYSE-listed securities (e.g., preferred stocks and derivative securities).

As of December 31, 2005, LaBranche & Co. LLC’s listed companies included:

•                  105 of the S&P 500 Index companies;

•                  30 of the S&P 100 Index companies; and

•                  7 of the 30 companies comprising the Dow Jones Industrial Average (“DJIA”). Our DJIA stocks are 3M Co., Altria Group, Inc., American Express Company, E.I. du Pont de Nemours and Company, Exxon Mobil Corporation, Merck & Co. Inc., and SBC Communications Inc. (renamed AT&T Inc after its acquisition of AT&T Corp. in 2005).

Our Options, Futures and ETFs Specialists and Market-Makers

Through September 25, 2002, our AMEX specialist operations for both equities and options were conducted entirely by LaBranche & Co. LLC. Since then, in order to continue our expansion into new products and markets, we have conducted our options, ETFs and other derivatives specialist and market-making business activities on the AMEX, NYBOT, PHLX, Chicago Board Options Exchange® (“CBOE”), and other exchanges through our LSP subsidiary, and have conducted our NYSE ETFs specialist operations through our LSPS subsidiary. Our equity specialist activities on the AMEX continue to be conducted by LaBranche & Co. LLC.

In August and September 2005, we reorganized our options, futures and ETFs specialist and market-making operations under our LSHI holding company subsidiary in order to facilitate the liquidity and working capital management of our specialist and market-making activities. During 2005, our options, futures and ETFs specialist and market-making operations continued to expand substantially, through our LSP and LSPS subsidiaries. From 2002 through 2005, we expanded our market-making activities to different derivative products as well as to other exchanges. As of December 31, 2005, we acted as the specialist for 640 options, 5 futures and 30 ETFs listed on the AMEX, NYBOT, PHLX and other exchanges, and acted as a market-maker in ETFs,  options and futures on several exchanges. We also were the specialist in 19 ETFs listed on the NYSE.

We are responsible for creating a fair and orderly market in the trading of our specialist options, futures and ETFs. In doing so, we may at times be obligated to trade against the market, adversely impacting the profitability of the trade or creating a position that may not necessarily be desired. To hedge the risk of our derivative positions, we may buy or sell the underlying asset(s). As a market-maker, we also trade these derivative securities as principal out of both obligation and inclination.

As a registered market-maker in options, ETFs and futures, our Specialist and Market-Making segment generally engages in a course of dealings that is reasonably calculated to contribute to the maintenance of a fair and orderly market. We also may hedge these positions with the underlying assets or other financial instruments. In our market-making function, we bring immediacy and liquidity to the markets when we choose to participate.

In January 2005, we formed LSPE to be a market-maker for ETFs traded on the London Stock Exchange, Euroex and Euronext exchanges. In August 2005, we formed LSPH to be a market-maker in ETFs traded in Hong Kong and to conduct hedging transactions in Hong Kong markets related to our specialist and market-making activities. As part of our LSP-entity reorganization in August and September 2005, both LSPE and LSPH became wholly-owned subsidiaries of LSHI. LSPE and LSPH have yet to commence operations. LSPE was registered as a broker-dealer with the UK’s Financial Securities Authority (“FSA”) in March 2006, and LSPH is in the process of registering as a broker-dealer with Hong Kong’s Securities and Futures Commission (“SFC”). Upon commencement of operations, we expect LSPE and LSPH to strengthen our specialist and market-making relationships with U.S. ETF issuers abroad, which we believe will help our Specialist and Market-Making segment further diversify its exchange base and better manage its risk.

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

For detailed financial information in connection with our Specialist and Market-Making segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Specialist and Market-Making Segment Operating Results” and Note 17 to the Financial Statements filed herewith.

Rules Governing Our Specialist and Market- Making Activities

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

A specialist must make continuous two-sided quotations that are timely and that accurately reflect market conditions. In making these quotations, the specialist’s transactions are calculated to contribute to the maintenance of price continuity with reasonable depth.

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

New SEC-Proposed Market Rules. In February 2004 and again on August 2, 2004, the NYSE proposed to expand its Direct+® trading system to eliminate the current limits on size, timing and types of orders that currently may be executed electronically through the Direct+® system and thereby create a so-called hybrid market intended to incorporate a number of new trade execution options while preserving the option of access to auction price discovery and deep liquidity. Specifically, the NYSE’s proposals would eliminate the 1,099-share restriction on NYSE Direct+® orders, as well as the prohibition against entering orders for the same account within 30 seconds, and would permit market orders and immediate-or-cancel orders to be eligible for Direct+® execution. In addition, the NYSE’s proposals contain a number of other new features designed to “create a liquidity pool accessible for electronic and auction price discovery; the opportunity for benefits associated with human judgment at the point of sale; and accountable performance with focused communication by specialists.” The NYSE has begun the technological work necessary to implement its proposed changes in the NYSE Direct+® system and, in December 2004, extended the pilot phase of this Direct+® system through December 23, 2005, subject to review and approval of these proposed changes by the SEC. It is possible that the NYSE may again extend this pilot phase in order to complete the technological work to finalize the Direct+® system.

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

On April 6, 2005, the SEC adopted Regulation NMS (“Regulation NMS”). Regulation NMS is expected to become effective in the second half of 2006 and could have a significant impact on the regulation of trading on securities exchanges and marketplaces. Specifically, the rule establishes inter-market protection against “trade-throughs” for all NMS stocks and protection of only those quotations that are immediately accessible through automatic execution. The rule generally does not contain the “opt-out” exception described above that would have allowed market participants to disregard displayed quotations, but does include a number of exceptions to the “opt-out” proscription to help ensure that the rule is workable with high-volume securities. The rule also is anticipated to protect the best bids and offers of each exchange, Nasdaq, and the NASD’s Alternative Display Facility. While it is too early to anticipate the impact that Regulation NMS could have on our trading, it is possible that the rule could materially affect our compliance costs and alter the competitive environment in which our Specialist and Market-Making segment functions. Refer to “—Recent Trends in NYSE Trading” for detailed discussion.

The Recently-Consummated NYSE Merger. On April 20, 2005, Archipelago Holdings, Inc., entered into a definitive merger agreement with the NYSE, as amended on July 20, 2005, pursuant to which Archipelago and NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc., a newly-created, for-profit and publicly-traded holding company. On March 7, 2006, the merger was consummated. Consequently, the former NYSE business is now held in three separate entities under the NYSE Group: New York Stock Exchange LLC; NYSE Market, Inc. and NYSE Regulation, Inc. New York Stock Exchange LLC will only hold the equity interests of NYSE Market and NYSE Regulation.

NYSE Market has issued trading licenses to all registered broker-dealers wishing to conduct business on the NYSE, subject to payment of a fee to NYSE Market. These trading licenses replaced the prior trading rights provided by the ownership or lease of an NYSE membership prior to the NYSE/Archipelago merger. In January 2006, we participated in a “Dutch” auction for these trading licenses and successfully bid for 90 trading licenses in our Specialist and Market-Making segment (five additional licenses were obtained for our Execution and Clearing segment operations). Organizations holding trading licenses generally are subject to the same rules that were applicable to member organizations prior to the merger. Each trading license entitles its holder to physical and electronic access to the trading facilities of NYSE Market, subject to such limitations and requirements as may be specified, and in each case includes the right to designate a natural person, subject to pre-approval by NYSE Regulation, who may have physical access to the floor and facilities of NYSE Market to trade.

In connection with the NYSE/Archipelago merger, the NYSE amended NYSE Rule 103B, the Exchange Allocation Policy. The NYSE Market is granted the right to determine the number and identity of specialist firms from which a new listing issuer may choose its specialist, provided the group consists of at least four specialist firms. The NYSE Market and the issuer are provided with the same material with respect to each specialist firm applicant as would have been reviewed by the Allocation Committee in allocating a listing. We, therefore, do not expect the NYSE merger to materially affect the specialist allocation process or our specialist operations on the NYSE.

Listed Company Services

We are committed to providing our listed companies with a high level of service, in addition to our specialist functions on the trading floor. Our corporate relations effort is devoted to serving our listed companies by providing them with current market information and insight on general market trends. We organize an annual educational conference that reviews trends in the securities industry and equity markets. For newly listed companies, we provide additional investor relations support services to assist the companies with their transition to the exchange on which they are listed. These services add significant value for companies considering a listing on an exchange.

Competition in the Specialist and Market-Making Industry

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

•                  our willingness to commit our own capital and trade for our own account while conducting our specialist operations; and

•                  the ancillary services we offer our specialist companies, such as providing information on the trading activity in their stocks.

The specialist industry experienced a vast and accelerated consolidation over the period of 1995 through 2001 with the five largest specialist units, as ranked by their number of specialist stock listings, accounting for 95.2% of the daily share volume traded on the NYSE in 2005 as compared to 95.1% in 2004. The competition for obtaining newly listed companies is intense. We expect competition to continue and intensify as some of our competitors may have greater financial resources and product service offerings.

As more fully described above in “—The Recently-Consummated NYSE Merger,” under the newly released NYSE Rule 103B, “The Exchange Allocation Policy,” the NYSE Market is granted the right to determine the number and identity of specialist firms from which a new listing issuer may choose a specialist, provided the group consists of at least four specialist firms. The NYSE Market and the issuer will be provided with the same material with respect to each specialist firm applicant as would have been reviewed by the Allocation Committee in allocating a listing. We, therefore, do not expect the NYSE merger to materially affect the specialist allocation process or our specialist operations on the NYSE.

Our Specialist and Market-Making Segment’s Competitive Position

We are committed to providing the highest quality service to our various constituencies. Our strong competitive position is based on the following factors:

•                  Leading Position in the Specialist and Market-Making Market. We have a long-standing reputation as a leading specialist firm. We have successfully grown our business and improved our services through widely varying market conditions. Our cash equities specialist operations during 2005 accounted for 25.1% of the dollar value and 26.4% of the share volume traded on the NYSE, and 124 of our specialist common stock listings were securities of non-U.S. companies as of December 31, 2005. By these measures, we were the largest specialist firm on the NYSE. We are also one of the largest ETF specialist firms on the NYSE and AMEX, as the specialist in 49 ETFs out of an aggregate of 201 listed ETFs as of December 31, 2005. We are also one of the largest market-makers on various exchanges in options futures and ETFs.

•                  Diverse and High Quality Specialist and Market-Making Securities. The companies for whose securities we are specialist and market-maker operate in a variety of industries, including financial services, media, oil and gas, retail, technology and telecommunications. Many of these companies are leaders in their respective fields. They range in market capitalization from some of the smallest on the NYSE and AMEX to some of the largest and most well-known. Being the specialist and market-maker in the securities of industry leaders could benefit us as these leading companies expand their businesses through internal growth and acquisitions.

•                  Ability to deploy capital efficiently. We have employed more capital in our trading activities on more exchanges, and in derivative products and ETFs, in seeking growth opportunities while maintaining a leadership position in the cash equities specialist market. Our initial acquisition strategy and strategic organic growth has enabled us to gather products in our specialist and market-making operations on additional exchanges and in additional countries. A restructuring of certain of our specialist and market-making subsidiaries has allowed us to develop our specialist and market-making operations across various exchanges and market places. The organizational structure of our Specialist and Market-Making segment should enable us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise.

•                  Strong Trading and Technology Skills. We utilize our trading skills to actively participate as principal in trading our specialist and market-making securities. We significantly improve liquidity in our specialist and market-making securities and quickly and ably create ETFs for our ETFs specialist customers, particularly during periods of market volatility. Additionally, as the securities trading marketplace becomes more electronic, as further evidenced by the NYSE’s proposed hybrid market model, we are developing electronic trading capabilities which will allow us to interact in a “fast” and more automated auction market. We have a technology group which develops algorithmic models that may be used in electronic trading markets and in the proposed hybrid model.

•                  Innovative Customer-Oriented Services. In addition to our specialist and market-making functions on the trading floor, we provide our specialist-based listed companies with a high level of service (e.g., detailed information on the trading activity of their securities), as well as customized support services to assist in their investor relations efforts.

•                  Completed Acquisitions and Strategic Organic Growth. Since 1997, we have acquired eleven specialist operations adding approximately 500 NYSE common stocks and 52 AMEX common stocks, solidifying our position as one of the leading NYSE specialist firms, as well as establishing and expanding our presence on the AMEX. We also have continued our organic growth by creating the current LSHI structure to facilitate our expansion within the options, futures and ETFs specialist and market-making market. Our growth as a specialist in ETFs has particularly played a role in this growth, as we are now the specialist in 49 ETFs traded on the NYSE and the AMEX.

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

As the result of years of advances in order delivery and execution technology, trading costs for customers across all categories (retail, institutional, etc.) have dropped dramatically. These advances in trading technologies, and the resulting economies afforded the customer, have also engendered an entirely new style of investment management, where algorithms embedded in servers generate, direct and account for orders with minimal human interaction. Orders generated and delivered over purely electronic platforms now account for more than 50% of NYSE volume.

In addition, there has arisen a number of non-traditional execution venues that bypass the traditional exchanges and ECN’s in which institutions can trade directly with each other without exposing orders to market-wide price verification.

Our Execution and Clearing Operations

LFSI, which is the sole operating entity constituting our Execution and Clearing segment, provides clearance and execution services to a range of clients. To our broker dealer correspondents, we provide traditional clearance services. To our own customers, which include institutions and individuals, we provide a range of customized execution services, including direct-access brokerage.

LFSI does not focus on commoditized bulk clearance and execution. LFSI targets businesses where our flexibility, customization and a versatile clearance platform provide us with a competitive advantage.

Our Institutional Executive Group (“IEG”) provides institutions with highly customized service built around special execution needs. IEG focuses on timely executions with minimal market impact. IEG handles and clears trades on every major domestic stock exchange, with straight through processing from order origination to trade execution. IEG also provides soft dollar execution and other administrative services to institutional customers. IEG has active relationships with over 255 accounts and is developing its business nationwide.

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

Our broker-dealer subsidiaries are subject to regulations concerning the operational and financial aspects of their respective businesses. They are subject to registration requirements of various government entities and self-regulatory organizations (commonly referred to as SROs) with which they must comply before they may conduct business. Our broker-dealer subsidiaries are also subject to laws, rules and regulations requiring them to comply with financial reporting rules, trade practices, capital structure obligations and record retention requirements. Failure, or even the assertion by a regulatory organization of failure, by any of our broker-dealer subsidiaries to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of its directors, officers or employees and other negative consequences, which could have an adverse effect on our business. Refer to “Legal Proceedings—Specialist Trading Investigations.” From time to time, in the ordinary course of business, we have been subject to fines for violations of such laws, rules or regulations.

Our trading subsidiaries are under constant review by the NYSE, the AMEX and the other exchanges on which they conduct operations on all aspects of their operations and financial condition. In particular, as part of the price discovery mechanism implemented by the NYSE, every NYSE specialist transaction is published immediately and broadcast worldwide. The NYSE’s Market Surveillance Division employs sophisticated monitoring and requires adherence to stringent rules approved by the SEC in its examination of NYSE specialists’ trading in all stocks. The NASD’s AMEX Regulation Division monitors and reviews specialists’ adherence to AMEX rules and regulations, as well.

The USA PATRIOT Act of 2001 (the “PATRIOT Act”), which was extended on March 9, 2006, contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations that apply to broker-dealers and other U.S. financial institutions, including procedures for verifying client identity at account opening, and obligations to monitor client transactions and report suspicious activities. Through its provisions, the PATRIOT Act seeks to promote cooperation among U.S. financial services companies, regulators and law enforcement officials in identifying parties that may be involved in terrorism or money laundering. The increased obligations of financial institutions, including our broker-dealer subsidiaries, require the implementation and maintenance of internal control procedures which have increased our costs and may subject us to liability.

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

Employees

As of December 31, 2005, we had 525 full-time employees, of which 382 were employed at our Specialist and Market-Making segment, 96 were employed at our Execution and Clearing segment, and 47 were employed at the holding company.

Item 1A. RISK FACTORS

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

The market structure in which we operate is subject to changes that could adversely affect our financial condition and results of operations. Most notably, the NYSE’s recently-consummated merger with Archipelago, as well as recent proposed changes in the NYSE’s automated trade execution system and the SEC’s recent proposed structural changes in the U.S. equity trading markets, may have an adverse effect on our business.

In February 2004 and again on August 2, 2004, the NYSE proposed to expand its Direct+® trading system to eliminate the current limits on size, timing and types of orders that currently may be executed electronically through the Direct+® system and thereby create a so-called hybrid market intended to incorporate a number of new trade execution options while preserving the option of access to auction price discovery and deep liquidity. Specifically, the NYSE’s proposals would eliminate the 1,099-share restriction on NYSE Direct+® orders, as well as the prohibition against entering orders for the same account within 30 seconds, and would permit market orders and immediate-or-cancel orders to be eligible for Direct+® execution. In addition, the NYSE’s proposals contain a number of other new features designed to “create a liquidity pool accessible for electronic and auction price discovery; the opportunity for benefits associated with human judgment at the point of sale; and accountable performance with focused communication by specialists.” The NYSE has begun the technological work necessary to implement its proposed changes in the NYSE Direct+® system and, in December 2004, extended the pilot phase of this Direct+® system through December 23, 2005, subject to review and approval of these proposed changes by the SEC. It is possible that the NYSE may again extend this pilot phase in order to complete the technological work to finalize the Direct+® system.

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

On April 6, 2005, the SEC adopted Regulation NMS (“Regulation NMS”). Regulation NMS is expected to become effective in 2006 and could have a significant impact on the regulation of trading on securities exchanges and marketplaces. Specifically, the rule establishes inter-market protection against “trade-throughs” for all NMS stocks and protection of only those quotations that are immediately accessible through automatic execution. The rule generally does not contain the “opt-out” exception described above that would have allowed market participants to disregard displayed quotations, but does include a number of exceptions to the “opt-out”

proscription to help ensure that the rule is workable with high-volume securities. The rule also is anticipated to protect the best bids and offers of each exchange, Nasdaq, and the NASD’s Alternative Display Facility. While it is too early to anticipate the impact that Regulation NMS could have on our trading, it is possible that the rule could materially affect our compliance costs and alter the competitive environment in which our Specialist and Market-Making segment functions.

There also may be regulatory changes following the closing of the merger of the NYSE and Archipelago Holdings, Inc. Any failure by us to adapt to these changes could materially adversely affect our results in the new NYSE Market following the merger. Please see “—Risks Associated with the Recently-Consummated NYSE Merger” for a more detailed discussion.

We are subject to extensive regulation under federal and state laws that could result in investigations, fines or other penalties.

On March 29, 2004, we entered into a definitive agreement with the NYSE and the SEC to settle investigations by the NYSE and the SEC concerning specialist trading activity. Pursuant to the agreement, and without admitting or denying any wrongdoing, we paid on April 7, 2004 a total of $63.5 million with respect to certain trades that occurred during the five-year period from 1999 through 2003. In December 2004, our LaBranche & Co. LLC subsidiary received a notice from the NASD Amex Regulation Division stating a preliminary determination by the NASD Amex Regulation Division’s staff to seek disciplinary action against LaBranche & Co. LLC for violations of certain federal securities laws and the AMEX’s Constitution and Rules, including Sections 10(b), 9A and 17(a) of the Securities Exchange Act of 1934, in connection with manual book freezes effected in one of LaBranche & Co. LLC’s Amex specialist stocks during the period March 8, 2004 through October 21, 2004. This notice of possible disciplinary action has not yet been resolved.

In addition, our broker-dealer subsidiaries are subject to increasing regulatory inquiries and informal investigations in the ordinary course of business and, as a result, are spending more resources on responding to, and defending, these inquiries and investigations. It is possible that these additional resources could result in increased legal and professional fees, as well as additional fines and formal regulatory actions going forward. It is too early to predict whether and to what extent any of these regulatory inquiries could escalate. However, if any of these ordinary inquiries progress into material regulatory or legal proceedings, such proceedings could result in settlements, determinations or judgments requiring substantial payments of sanctions, fines and penalties, as well as the costs of defending these actions, which could materially and adversely affect our business and operations.

We cannot assure you that we will be able to detect or prevent all employee misconduct or rule violations.

We are subject to extensive regulation under both federal and state laws. In addition, the SEC, the NYSE, the NASD, the AMEX, other SROs and state securities commissions require strict compliance with their respective rules and regulations. As a result of our acquisitions since 1997 and the increase in the size of our business and in the number of our employees, the risk that we will not detect or prevent employee misconduct has increased. Employee misconduct that may be difficult to detect could result in losses. Misconduct by employees could include, among other things, binding us to transactions that exceed authorized limits or present excessive risks, violation of securities rules or exchange rules that have not been detected by the technological systems installed by the exchanges to prevent such violations or hiding from us unauthorized or unsuccessful activities, which, in any case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputation or financial harm.

If there are any additional investigations or actions against us or any of our subsidiaries, such investigations or actions could result in settlements, determinations or judgments requiring substantial payments by us, including the costs of defending such investigations or actions, the imposition of substantial sanctions, fines or penalties and the suspension or revocation of our registration with the SEC as a broker-dealer or our suspension or expulsion as a member firm of the NYSE, the AMEX and the other exchanges on which we operate, in which case we would be unable to operate our business.

It also may be difficult for us to comply with other new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities and SROs, including the NYSE and the AMEX. The risks of failure to comply with foreign laws and rules will increase as our LSPE and LSPH subsidiaries begin to operate as foreign broker-dealers. Failure to comply with any of these rules or regulations would have an adverse effect on our business, financial condition and/or operating results. Other changes in the interpretation or enforcement of existing laws and rules by the SEC, these governmental authorities and SROs also could have an adverse effect on our business, financial condition and/or operating results.

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

If we are, in the future, unable to maintain our compliance with any of these undertakings for reasons that we cannot foresee, such failure could have a material adverse effect on our business and our regulatory compliance structure.

We also are subject to the risks of securities laws liability and related civil litigation.

Many aspects of our business involve substantial risks of legal liability. A specialist is exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NYSE and the AMEX.

The above-described settlement with the NYSE and SEC has also resulted in the initiation of purported class action and derivative action proceedings against us and certain of our officers and directors in the United States District Court for the Southern District of New York and other proceedings in other courts, all of which are described under “Business—Legal Proceedings.” In 2004 and early 2005, we also had received requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York as part of an industry-wide investigation relating to activities of NYSE floor specialists from 1999 through 2003. Two additional actions have been commenced by entities against four national securities exchanges and 35 securities brokers (including our LSP subsidiary) in the United States District Court for the Northern District of Illinois, alleging that LSP conspired with the other defendants by allegedly failing to execute orders, canceling orders and refusing to cancel orders for the purchase and sale of options.

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

We also are subject to the risk of civil litigation, employment claims and other actions in the ordinary course of our business operations. In particular, LFSI, as successor in interest to ROBB PECK McCOOEY Clearing Corporation, or RPMCC, has been the target, from time to time, of various claims and lawsuits incidental to the ordinary course of RPMCC’s business operations, and we have been the subject of a suit filed on behalf of a former employee by the Equal Employment Opportunity Commission for discrimination on the basis of disability. It is possible that we could incur significant legal expenses in defending ourselves against these and future lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

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

Adverse changes affecting the economy and/or the securities markets could result in a further decline in market volatility or liquidity, thus negatively impacting revenues at our Specialist and Market-Making segment and our Execution and Clearing segment. Many elements of our cost structure do not decline if we experience reductions in our revenues and we may be unable to adjust our cost structure on a timely basis, or at all, and we could suffer losses.

The lack of growth in share volume, rising program trading and low levels of volatility on the NYSE over the past three years have negatively affected our results of operations and may adversely affect our operations in the future. Although U.S. equity prices generally recovered in 2003, 2004 and 2005, adverse changes in the economy and the securities markets could return, resulting in:

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

A majority of our Specialist and Market-Making segment’s revenues are derived from trading by us as principal. We may incur trading losses relating to these activities, since each such trade primarily involves the purchase, sale or short sale of securities for our own account. In any period, we may incur trading losses in a significant number of our specialist stocks, options, rights and ETFs for a variety of reasons, including price declines, lower trading volumes and the required performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any downward price movement in these securities results in an immediate reduction of our revenues and operating results. Our specialist and market-maker trading in options, ETFs, futures, other derivative instruments and foreign currencies also exposes us to certain additional risks associated with such factors as price fluctuations, foreign exchange currency movements, changes in the liquidity of markets, volatility and counterparty credit. Although we have adopted and carry out risk management procedures, we cannot be sure that these procedures have been formulated properly to identify or completely limit our risks and, even if formulated properly, we cannot be sure that we will successfully implement these procedures. As a result, we may not be able to manage our risks successfully or avoid trading losses.

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

We depend primarily on our Specialist and Market-Making activities, and if they fail to generate revenues as anticipated, it would adversely affect our financial condition and results of operations.

We derive the vast majority of our revenues from specialist and market-making activities. If demand for our specialist and market-making services fails to grow, grows more slowly than we currently anticipate or declines, our financial condition and results of operations would be adversely affected. We expect our specialist and market-making activities to continue to account for the vast majority of our revenues for the foreseeable future. Our future success will depend on:

•                  continued growth in the volume of trading and the number of listings on the NYSE, the AMEX and other exchanges;

•                  being chosen as the specialist for additional listed companies and ETFs;

•                  our ability to respond to regulatory and technological changes; and

•                  our ability to respond to changing demands in the marketplace.

Over the past few years, a number of alternative trading systems have been developed or emerged. These alternative trading systems may compete with specialists by increasing trading in

NYSE-listed and AMEX-listed securities off the NYSE and the AMEX trading floors. This can be seen in the decrease in the NYSE’s percentage of overall U.S. trading volume from approximately 84% in 2002 to approximately 76% in 2005. In addition, as described above, the SEC and the NYSE’s market structure rule changes could result in increased trading of NYSE-listed and AMEX-listed securities in electronically-matched orders and thus reduce levels of trading of such securities through specialists.

Historically, a relatively small number of listed companies has accounted for a significant portion of our revenues from our NYSE specialist trading activities. The loss of any of these listed companies could have an adverse effect on our revenues. For the years ended December 31, 2003, 2004 and 2005, transactions in our 10 most actively traded NYSE specialist stocks accounted for approximately 19.0%, 16.8% and 13.6% of our total NYSE principal trading revenues, respectively. The composition of these ten most actively traded specialist stocks changes frequently. We cannot be certain that we will be able to retain these or any other of our top listed companies. We can lose these listed companies if they cease to be traded on the NYSE as a result of being acquired or otherwise delisted. In addition, under NYSE procedures allowing listed companies greater latitude to request a change in their specialist or if the NYSE were to determine that we have failed to fulfill our obligations as specialist for a listed company, our registration as the specialist for that listed company could be canceled or suspended. Although we have further diversified our specialist and market-making operations into additional products and marketplaces, this diversification may not adequately diminish our risk of reliance on certain operations.

We cannot assure you that we will continue to be able to effectively compete in the specialist and market-making industry.

We cannot be sure that we will be able to compete effectively with current or future competitors in the specialist and market-making industry. We obtain all our new equity listings on the NYSE by going through an allocation process. In this process, either a committee of the NYSE or the listing company chooses the specialist. The competition for obtaining new listing companies is intense. We expect competition to continue and further intensify in the future. We also compete with significantly larger entities to be the specialist in ETFs traded on the NYSE and the AMEX. Although we have been able to secure a market share of the ETF specialist business with many of the established ETF issuers, we cannot assure you that our growth in market share will continue as our competitors focus more resources on their ETF specialist business or as market participants enter the ETF market. Some of our competitors may have significantly greater financial and other resources than we have in both specialist and market-making activities and may have greater name recognition. These competitors may be able to respond more quickly to new or evolving opportunities and listing company requirements. They also may be able to undertake more extensive promotional activities to attract new listing companies, especially those which are not publicly-traded specialist firms. Our failure to compete effectively would have an adverse effect on our operating results.

We have significant debt obligations.

We have a significant amount of debt. As of December 31, 2005, our total debt outstanding was $493.8 million, excluding subordinated liabilities related to contributed exchange memberships. LaBranche & Co. LLC also may borrow, subject to certain conditions, up to $200.0 million to finance its specialist security positions under a committed line-of-credit with a U.S. commercial bank. Our significant level of debt could have important consequences, including the following:

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

Our ability to take certain actions may be restricted by the terms of our outstanding indebtedness.

The covenants in the indenture governing our outstanding 9.5% Senior Notes due 2009 and our outstanding 11.0% Senior Notes due 2012, in the aggregate principal amount of approximately $460.0 million (collectively, the “outstanding senior notes”), LaBranche & Co. LLC’s $200.0 million committed line of credit agreement with a bank and subordinated note purchase agreements (under which approximately $9.0 million remains outstanding), as well as any future financing agreements, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These covenants may limit or restrict our ability and the ability of our subsidiaries, under certain circumstances, to:

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

•                  issue or sell stock of subsidiaries; or

•                  merge or consolidate.

For example, our ability to take certain actions, such as incurring additional indebtedness (other than certain “permitted indebtedness”) or making certain “restricted payments” (such as paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity), is limited if our consolidated fixed charge coverage ratio, as defined by our debt covenants and calculated on a trailing four-quarter basis, is at or below a threshold of 2.00:1, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.” Although our consolidated fixed charge coverage ratio currently is above 2:00:1, we have in the past been below this ratio, which prevented us from making “restricted payments” exceeding $15.0 million in the aggregate over the life of the indenture. In addition, under the indenture governing our outstanding senior notes, even if our consolidated fixed charge coverage ratio is 2.00:1 or greater, we cannot make any such “restricted payments” if doing so will cause our cumulative “restricted payments” since May 18, 2004 to be greater than the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 and certain other amounts. As of December 31, 2005, this covenant prevented us from making restricted payments in excess of $36.2 million. Although we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent the covenants in the indenture will prevent us from making restricted payments in the future.

In addition, our LaBranche & Co. LLC subsidiary has approximately $9.0 million principal amount outstanding subordinated indebtedness. The note purchase agreement governing this subordinated indebtedness requires LaBranche & Co. LLC to comply with certain financial ratios. LaBranche & Co. LLC’s ability to comply with these ratios may be affected by events beyond our or its control. If any of the covenants in this agreement are breached, or if LaBranche & Co. LLC is unable to comply with required financial ratios, we or it may be in default under such agreements. A significant portion of this indebtedness then may become immediately due and payable.

We are not certain whether we would have, or be able to obtain, sufficient funds to make required accelerated payments under our indebtedness, including payments on our outstanding senior notes.

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

Any information or communication systems failure or decrease in information or communications systems performance that causes interruptions in our operations could have an adverse effect on our business, financial condition and/or operating results. Our systems may fail as a result of a hardware, software, power or telecommunications failure. In addition, our offices are located in close proximity to the site of the September 11, 2001 terrorist attacks on the World Trade Center. The aftermath of the attacks on the World Trade Center required us to close our operations and temporarily operate from our disaster recovery site. The NYSE also was forced to stop operating for four consecutive trading days, which caused our operations to halt. It is possible that additional terrorist attacks or acts of war may occur in the future and that such attacks could compromise or disable our systems. Although we have established back-up disaster recovery centers in New Jersey and New York and have an overall business continuity plan in the event of another disaster, these measures may not be effective in preventing an interruption of our business.

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

Our business has grown since 1997, primarily due to acquisitions and organic growth through the continued expansion of our specialist and market-making operations. The growth of our business has increased the demands upon our management and operations. This growth has required, and will continue to require, an increase in investment in management personnel, financial and management systems and controls and facilities. The scope of procedures for assuring compliance with applicable rules and regulations, including the Sarbanes-Oxley Act of 2002, has changed as the size and complexity of our business has increased. In response, we have implemented formal compliance procedures that are regularly updated. Our future operating results will depend on our ability to continue:

•                  to improve our systems for operations, financial control and communication and information management;

•                  to refine our compliance procedures and enhance our compliance oversight;

•                  to raise additional capital if and when needed;

•                  to effectively deploy assets, capital or workforce;

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

Risks Associated with the Recently Consummated NYSE Merger

The value of the NYSE Group stock we received in the NYSE merger with Archipelago may significantly lose value following the merger.

In connection with the recently-consummated merger between the NYSE and Archipelago, we received approximately 3.1 million shares of NYSE Group common stock in exchange for our 39 NYSE memberships. Under the merger agreement, there are restrictions on the sale of the NYSE Group shares following the merger. As provided in the agreement, one-third of these NYSE Group shares will be released from these sale restrictions on each of the first three anniversaries of the closing of the merger. Although the agreement allows the NYSE to release these sale restrictions early in a secondary offering, we will only be able to participate in such an offering by selling a small portion of our NYSE Group stock. As a consequence, there is a risk that there could be a significant drop in the value of the NYSE Group stock prior to the time we are able and choose to monetize the consideration we received in exchange for the NYSE memberships we held prior to the NYSE merger. We expect to mark our NYSE Group shares to market, subject to any applicable discounts due to restrictions on transfer. Any substantial drop in the price of NYSE Group stock following the merger could require us to consider whether such drop in value has created an impairment of our intangible assets. Such an impairment, if any, would adversely affect our financial results in a particular fiscal period.

The regulatory environment following the NYSE merger could change and thereby adversely affect our compliance and strategic efforts.

As disclosed in connection with the NYSE merger, NYSE Regulation is expected to perform the regulatory function for the NYSE and the Pacific Stock Exchange. In addition, the NYSE Group has proposed that technology play a greater role in trading, compliance and regulation. The NYSE Group also has indicated that NYSE Regulation may be self-funding. It is possible that these factors could cause regulatory or technological errors, especially if NYSE Regulation is unable to adequately self-fund its operations. This environment could produce additional regulatory scrutiny, which could cause us to expend additional resources to monitor and enhance our compliance with NYSE rules. We also may be required to expend substantial resources to coordinate our technological compliance systems with those of the new technological requirements of the NYSE market, which could increase our overall Specialist and Market-Making segment operating expenses and adversely affect our operating results.

The role of the specialist on the NYSE may substantially change following the merger and we may not be able to timely adapt.

Although senior NYSE officials have continued to publicly state that there will continue to be an auction market with a central point of sale on the NYSE following the merger, and that specialists will continue to play an integral role in making a fair and orderly market and providing liquidity, there is speculation that large issuers’ stocks will trade entirely electronically with minimal participation by specialists. We may not be able to anticipate or adequately and effectively deploy capital, workforce and technology to respond to such a change. Although we have expended considerable resources to enable us to adapt to such a situation, we may not be able to timely or successfully do so. Any failure by us to anticipate, respond or adapt to a changing NYSE Market following the merger could adversely affect our results of operations and financial condition.

The NYSE Group may not achieve the anticipated cost savings, technology improvements, growth opportunities and other benefits anticipated from the transaction, which could adversely affect the operations of the NYSE specialist firms following the merger.

Some of the stated purposes of the NYSE’s merger with Archipelago are the cost savings, the ability to compete with an increasingly electronic marketplace, potential market growth opportunities and other synergies. Prior to the merger, the NYSE and Archipelago operated as separate companies with different goals, technology, infrastructures and market structures. The success of the NYSE merger will depend, in part, on the ability to achieve these cost savings, efficiencies and technological and product advances. If the NYSE Group is not able to successfully achieve these objectives, the anticipated cost savings, technological and revenue growth and synergies may not be realized fully or at all, or may take longer to realize than expected. In such event, the new NYSE Market may lose listed companies, exchange-based trading market share and additional product lines and order flow. To the extent the NYSE Market is unable to attract new listed companies or products or loses existing listed companies and products, our financial results and operations could be materially adversely affected.

Item 1B.                          UNRESOLVED STAFF COMMENTS.

None.

Item 2.                                   PROPERTIES.

Our offices are located at One Exchange Plaza, New York, New York, where we lease approximately 36,000 square feet under two separate leases expiring in January 2008, and at 120 Broadway, New York, New York, where we lease approximately 45,000 square feet under a sublease expiring in March 2006.  We are in the process of negotiating a short-term extension for the space at 120 Broadway while we are seeking alternative office space for a portion of our operations.  We also lease five trading posts on the floor of the NYSE, approximately 8,600 square feet of additional space at locations in New York, New Jersey, Boston and Minnesota under leases expiring between March 2006 and September 2012. In addition, we lease approximately 1,000 square feet in Amsterdam, The Netherlands, under a lease expiring in April 2009,  a workstation (approximately 25 square feet) in London, England, under a month-to-month operating lease, and a three year new lease with approximately 133 square meters in Hong Kong under a lease expiring in November 2008. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the near future.

Item 3.                                   LEGAL PROCEEDINGS.

Specialist Trading Investigations. On March 30, 2004, LaBranche & Co. LLC and other NYSE specialist firms entered into agreements with the SEC and NYSE to settle the SEC and NYSE investigations concerning alleged improper specialist trading practices by specialists on the NYSE. Pursuant to the settlement, LaBranche & Co. LLC consented, without admitting or denying any wrongdoing, to an SEC order instituting administrative cease-and-desist proceedings, making findings, and imposing remedial sanctions and a cease-and-desist order. The SEC’s findings, neither admitted nor denied, included violations by LaBranche & Co. LLC of Section 11(b) of the Exchange Act and Rule 11b-1 promulgated thereunder, NYSE Rules 104, 92, 123B, 401 and 342, and Section 15(b)(4)(E) of the Exchange Act. The Section 15(b)(4)(E) finding includes a failure reasonably to supervise individual specialists who, the finding states, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder with respect to transactions in six particular stocks. Pursuant to the settlement, LaBranche & Co. LLC paid $41.6 million in restitution and $21.9 million in a civil money penalty, which we accrued for the year ended December 31, 2003, in connection with trades that occurred during the years 1999 through 2003 and has agreed to undertakings stated in the SEC’s order. Subsequently, we received additional requests for information from the SEC and also have received requests for information from the United States Attorney’s Office for the Southern District of New York as part of an industry-wide investigation relating to activities of NYSE floor specialists in recent years. We cooperated with the requests and will continue to cooperate with any future requests.

On April 12, 2005, criminal and civil charges were announced against a number of individuals employed or formerly employed as specialists at the five largest NYSE specialist firms, including one specialist formerly employed by LaBranche & Co. LLC.

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

On June 7, 2004, plaintiffs filed a Consolidated Class Action Complaint. On July 12, 2004, plaintiffs filed a Corrected Consolidated Class Action Complaint. Plaintiffs allege that they represent a class consisting of persons and entities that purchased or otherwise acquired our common stock during the period beginning on August 19, 1999 and concluding on October 15, 2003. Plaintiffs allege that we, LaBranche & Co. LLC, and certain of our and/or LaBranche & Co. LLC’s past or present officers and/or directors, including George M.L. LaBranche, IV, William J. Burke, III, James G. Gallagher, Alfred O. Hayward, Jr., Robert M. Murphy and Harvey S. Traison, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by failing to disclose improper specialist trading. Plaintiffs also allege that Mr. Gallagher violated Section 20A of the Exchange Act and two other of our past or present officers and/or directors, S. Lawrence Prendergast and George E. Robb, Jr., also violated Section 20(a) of the Exchange Act. Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses.

On December 12, 2005, motions to dismiss were granted in part and denied in part. The court dismissed the Section 10(b) claims in their entirety against Messrs. Burke, Gallagher and Traison, dismissed the Section 10(b) claims for the period August 19, 1999 through December 30, 2001 against Messrs. LaBranche, Murphy and Hayward, and dismissed the Section 20A claim against Mr. Gallagher.

In re NYSE Specialists Securities Litigation. On or about October 16, 2003 through December 16, 2003, four purported class action lawsuits were brought by persons or entities who purchased and/or sold shares of stocks of NYSE listed companies for which LaBranche & Co. LLC and any other NYSE specialist firm acted as specialist, including Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and the California Public Employees’ Retirement System (CalPERS) v. The New York Stock Exchange, Inc., et al., No. 03 CV 9968. On March 11, 2004, a fifth action asserting similar claims, Rosenbaum Partners, LP v. The New York Stock Exchange, Inc., et al., No. 04 CV 2038, was filed in the United States District Court for the Southern District of New York by an individual plaintiff who does not allege to represent a class. On May 27, 2004, the court consolidated these lawsuits under the caption In re NYSE Specialists Securities Litigation, No. CV 8264. The court named the following lead plaintiffs: California Public Employees’ Retirement System (“CalPERS”) and Empire Programs, Inc.

On September 15, 2004, plaintiffs filed a Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty alleging that they represent a class consisting of all public investors who purchased and/or sold shares of stock listed on the NYSE from October 17, 1998 to October 15, 2003. Plaintiffs allege that we, LaBranche & Co. LLC, Mr. LaBranche, and other NYSE specialist firms and their respective parents and affiliates violated Section 10(b), Rule 10b-5 and Section 20(a) by failing to disclose improper specialist trading, improperly profiting on purchases and/or sales of NYSE-listed securities and breaching and/or aiding and abetting breaches of fiduciary duty. Plaintiffs also name the NYSE as a defendant. Plaintiffs seek unspecified money damages, restitution, forfeiture of fees, commissions and other compensation, equitable and/or injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on trading proceeds, and attorneys’ fees and reimbursement of expenses.

On December 12, 2005, defendants’ motion to dismiss was granted in part and denied in part. The court dismissed plaintiffs’ Section 10(b) and Section 20(a) claims against all defendants for conduct that occurred before January 1, 1999 and dismissed plaintiffs’ breach of fiduciary duty claims against all defendants. The court also dismissed all claims against the NYSE and certain claims against certain parents and affiliates of specialists other than LaBranche & Co. LLC.

On February 2, 2006, plaintiffs filed an Amended Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty, adding Robert A. Martin as a plaintiff. This complaint is otherwise identical to plaintiffs’ Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty.

Henik/Lewis. On or about February 1, 2005 and March 30, 2005, two purported shareholder derivative actions, Henik v. LaBranche, et al., No. 05 CV 1087 and

Lewis v. LaBranche, et al., No. 05 CV 3165, were filed by Diane Henik and Guy C. Lewis, who purport to be two of our shareholders, and who purport to act on behalf of us, against certain of our past or present directors and officers, including Messrs. LaBranche, Burke, Dooley, Gallagher, George, Hayward, Kiernan, Murphy, Prendergast, Robb and Traison and Ms. Filter, in the United States District Court for the Southern District of New York. On April 15, 2005, the Henik and Lewis actions were consolidated. On June 14, 2005, the plaintiffs filed an amended consolidated complaint. The amended complaint alleges breaches of fiduciary duty by the defendants in the case (other than Ms. Filter, who is not named in the amended complaint) arising out of alleged improper specialist trading and violations of NYSE rules by LaBranche & Co. LLC. According to plaintiffs, the defendants “engaged in numerous acts, and on some occasions, failed to act, both of which caused LaBranche to suffer damages,” “were extremely reckless with respect to LaBranche’s internal controls, its corporate governance practices, and their own formal oversight responsibility,” “it [is] likely that some or all” defendants “actually directed, knew of, acquiesced after the fact, or could have easily discovered” the alleged improper trading, “there were numerous red flags . . . that were deliberately ignored that suggest that the Board actually knew of the misconduct alleged herein” or that “could have alerted a conscientious director that something was amiss,” and that the defendants “either knowingly breached their fiduciary duties to LaBranche and its shareholders, or at the very least, engaged in extremely reckless conduct which also was a breach of fiduciary duties.”  Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses.

Sternlicht. On or about November 14, 2005, a purported shareholder derivative action, Sternlicht v. LaBranche et al., No. 05-604042, was filed by Ludwig Sternlicht, who purports to be one of our stockholders, and who purports to act on behalf of us, against certain of our past or present directors and officers, including Messrs. LaBranche, Burke, Dooley, Gallagher, George, Hayward, Kiernan, Murphy, Prendergast, Robb and Traison, in the Supreme Court of the State of New York, County of New York. The allegations and relief sought in this action are substantially the same as the allegations and relief sought in the Henik action.

Last Atlantis, Rule and Martin. On January 20, 2004, six entities that allege that they are purchasers and sellers of options commenced an action in the United States District Court for the Northern District of Illinois, Last Atlantis Capital LLC v. Chicago Board Options Exchange, Inc., et al., No. 04 C 0397, against four national securities exchanges (the American Stock Exchange, the Chicago Board Options Exchange, the Philadelphia Stock Exchange and Pacific Exchange) and 35 alleged securities brokers and/or dealers, including our LSP subsidiary, who, plaintiffs allege, made markets in options on the named exchanges. Plaintiffs allege that we and LSP conspired with other defendants by allegedly failing to execute orders, canceling orders, and refusing to cancel orders allegedly submitted by plaintiffs for the purchase and sale of options. Plaintiffs allege violations of federal antitrust laws (Sections 1 of the Sherman Act), and securities law (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, violations of an Illinois consumer fraud and deceptive business practices statute, and tortious interference with plaintiffs’ business. Injunctive relief and damages (including punitive damages) in an unspecified amount are sought.

On January 28, 2005, Bryan Rule, an individual represented by the same counsel who represent the plaintiffs in the Last Atlantis case, commenced a substantially similar action in the United States District Court for the Northern District of Illinois, Rule v. Chicago Board Options

Exchange, Inc., et al., No. 05 CV 0539, making substantially the same allegations and seeking the same relief against the same defendants, including LSP and us.

On March 30, 2005, the court dismissed the Last Atlantis action. On April 13, 2005, plaintiffs in the Last Atlantis action filed a motion for reconsideration. On May 9, 2005, the court denied plaintiffs’ motion for reconsideration with respect to their antitrust claims but granted plaintiffs leave to seek to re-assert their securities law claims (Section 10(b) of the Exchange Act and Rule 10b-5). On June 9, 2005, the court clarified its ruling on the motion for reconsideration and granted plaintiffs leave to seek to re-assert their breach of contract, common law fraud, breach of fiduciary duty, Illinois consumer fraud and deceptive business practices statute and tortious interference with plaintiffs’ business claims.

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

On June 24, 2005, plaintiffs filed a motion for leave to file a second amended complaint, which does not include antitrust claims, but does assert securities law (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, Illinois consumer fraud and deceptive business practices statute, tortious interference with plaintiffs’ business, and tortious interference with contracts claims, and purports to join Mr. Rule and River North Investors LLC as plaintiffs.

On July 15, 2005, the Court dismissed the Rule action due to plaintiffs’ failure to serve process on the defendants in the matter.

On September 28, 2005, Mr. Rule and River North Investors LLC, who, as stated above, now are plaintiffs in the Last Atlantis action, commenced an action in the United States District Court for the Northern District of Illinois, Rule et al. v. Chicago Board Options Exchange, Inc., et al., No. 05 C 5600.  The complaint in this action is substantially similar to the second amended complaint in the Last Atlantis action, making substantially the same allegations and seeking the same relief against the same defendants, including LSP and us, except that the complaint in this action also asserts a federal antitrust law claim (Section 1 of the Sherman Act). Mr. Rule and River North Investors are proceeding pursuant to what the court has described as a stipulation that their antitrust law claims have been dismissed on the same basis as the antitrust law claims were dismissed in the Last Atlantis action.

On September 30, 2005, Brad Martin commenced an action in the United States District Court for the Northern District of Illinois, Martin v. Chicago Board Options Exchange, Inc., et al., No. 05 C 5671.  The complaint in this action is substantially similar to the second amended complaint in the Last Atlantis action and the complaint in the Rule action, making substantially the same allegations and seeking the same relief against the same defendants, including LSP and us, except that the complaint in this action, like the complaint in the Rule action, also asserts a federal antitrust law claim (Section 1 of the Sherman Act).   Mr. Martin is proceeding pursuant to

what the court has described as a stipulation that their antitrust law claims have been dismissed on the same basis as the antitrust law claims were dismissed in the Last Atlantis action.

On October 4, 2005, the court granted the plaintiffs’ motion for leave to file a second amended complaint in the Last Atlantis action and to join Mr. Rule and River North Investors LLC as plaintiffs.  On October 5, 2005, the second amended complaint was filed.

On November 10, 2005, the court consolidated into the Last Atlantis action, the Rule and River North Investors LLC action that was commenced on September 28, 2005 (No. 05 C 5600) and the Martin action that was commenced on September 30, 2005 (No. 05 C 5671).

EEOC/Servidio Litigation.  On September 27, 2005, the Equal Employment Opportunity Commission (the “EEOC”) commenced an action in the United States District Court for the Southern District of New York, EEOC v. LaBranche & Co Inc., No. 05 CV 8304, on behalf of Peter Servidio, a former employee of LaBranche & Co. LLC.  The complaint in this action alleges that we harassed and discriminated against Mr. Servidio on the basis of a disability, retaliated against him for complaining about the alleged harassment and constructively discharged him.  The complaint seeks injunctive relief and monetary damages, including reinstatement, back pay and front pay.

On September 28, 2005, Mr. Servidio moved to intervene in the action. Mr. Servidio’s complaint adds Mr. Hayward and our former senior managing director of floor operations, Anthony Corso, as defendants, and also adds claims under the New York City Human Rights Law. The allegations in Mr. Servidio’s complaint include the allegations in the EEOC’s complaint and also allege that Mr. Servidio was not promoted due to his disability. The EEOC complaint seeks (i) unspecified compensation for past and future pecuniary and non-pecuniary losses resulting from the alleged discrimination, (ii) an order enjoining discrimination on the basis of disability; and (iii) an order requiring institution and enforcement of policies providing equal employment opportunities for qualified individuals with disabilities. Mr. Servidio’s complaint seeks unspecified compensatory damages, punitive damages, other affirmative relief, costs and attorneys’ fees.

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

In addition to the proceedings described above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory actions incidental to the ordinary course of our and their respective businesses. While the ultimate outcome of those claims, lawsuits and regulatory actions which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims, proceedings and regulatory actions, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

Item 5.            MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE under the symbol “LAB.” The following table sets forth the range of high and low closing sales prices for our common stock on the NYSE for each fiscal quarter within the two most recent fiscal years:

	Fiscal 2004		Fiscal 2005
	High	Low	High	Low
First Quarter	$12.10	$8.97	$10.66	$7.90
Second Quarter	$11.19	$8.20	$9.98	$5.25
Third Quarter	$8.58	$7.69	$9.59	$6.30
Fourth Quarter	$9.12	$7.09	$11.87	$8.63

Holders

As of February 1, 2006, we had 158 stockholders of record of our common stock and an estimated 7,200 beneficial owners. The closing sale price of our common stock on March 10, 2006 was $14.14 per share.

Dividends

We have not paid any dividends on our common stock since the third quarter of 2003. The payment of future dividends is within the discretion of our Board of Directors and will depend on our future earnings, capital requirements, applicable regulatory restrictions, our financial condition, the application of the financial covenants contained in the indentures governing our currently outstanding debt obligations and other relevant factors.

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be used in connection with our 2005 Annual Meeting of Stockholders to be held on May 16, 2006, which will be filed within 120 days of the end of our fiscal year ended December 31, 2005 (the “2006 Proxy Statement”), is incorporated herein by reference.

Item 6.                                   SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended December 31, 2005, 2004, 2003 and 2002 and as of December 31, 2005, 2004, 2003 and 2002 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm, and are included elsewhere in this filing. The selected financial data set forth below for the year ended December 31, 2001 and as of December 31, 2001 has been derived from our consolidated financial statements, audited by Arthur Andersen LLP, independent public auditors, which are not included elsewhere in this filing. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this filing.

	For Year Ended December 31,
(000’s omitted)	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA:
Revenues:
Net gain on principal transactions	$194,432	$182,535	$202,207	$342,400	$340,795
Commissions	84,018	96,045	94,443	92,044	62,866
Net gain (loss) on non-marketable investments	11,029	24,953	1,065	5,161	(1,863)
Interest	50,655	10,187	6,594	11,533	20,989
Other	56	5,327	1,680	1,707	1,343
Total revenues	340,190	319,047	305,989	452,845	424,130

Expenses:
Employee compensation and benefits	103,531	99,310	99,123	131,511	110,832
Interest	89,504	63,789	48,188	48,589	52,049
Restitution and fines	—	—	63,519	—	—
Goodwill impairment	—	37,600	170,302	—	—
Exchange memberships impairment	—	18,327	515	—	—
Debt repurchase premium	—	49,029	—	—	—
Other	96,050	106,461	109,416	106,621	104,538
Total expenses	289,085	374,516	491,063	286,721	267,419

Income (loss) before minority interest and provision (benefit) for income taxes	$51,105	$(55,469)	$(185,074)	$166,124	$156,711
Net income (loss)	$37,521	$(43,780)	$(179,389)	$87,226	$71,587

	As of December 31,
(000’s omitted)	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
Total assets	$4,284,295	$2,055,097	$1,963,090	$1,912,802	$2,000,837
Total long term obligations (1)	490,820	498,733	275,891	383,233	429,205
Stockholders’ equity	$733,456	$692,986	$772,964	$989,688	$928,358

(1)                                  Includes obligations under our subordinated debt (excluding those related to contributed exchange memberships).

	For Year Ended December 31,
	2005	2004	2003	2002	2001
COMMON SHARE DATA:
Earnings (loss) per diluted share	$.61	$(0.77)	$(3.08)	$1.34	$1.13
Cash dividends declared per share	—	—	$0.24	—	—

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

Executive Overview

The equity and derivative trading business has been undergoing significant change for several years. Decimalization, sector trading and index trading strategies have led to an increase in program trading as a percentage of equity trading volume. Block trading has declined and the average trade size has decreased significantly.

The equity markets have also experienced an extended period of lower volatility. These factors have led to lower principal trading revenues in our Specialist and Market-Making segment as the markets have been relatively calm. Our cash equity trading revenues have declined year over year by approximately ten percent, but our trading revenues for our Specialist and Market-Making segment have stabilized over the past few quarters. In addition, increased technology has given us the ability to handle higher volumes without increasing costs. Volumes have remained relatively low over the past few years but returned to a more historical rate of growth in 2005. The financial results of our specialist and market making business are highly dependent on trading volumes and volatility. It is our belief that as volumes grow, market volatility will return as well, which will enable us to participate as principal in more transactions in our specialist and market-making operations.

Further changes in technology will bring about changes in the way stocks, options and ETF’s are traded. The proposed hybrid model, currently being tested by the NYSE, is expected to address many of the challenges that have arisen since the advent of decimalization. The hybrid model will reduce the amount of labor needed to execute and report trades on the NYSE. As proposed by the NYSE, the hybrid model is also expected to allow specialists to interact in a “fast” and more automated market. It will provide specialists with the tools to add liquidity to the market and to continue to add value to the pricing and trading of individual stocks. Added technology will make our employees more efficient and should allow us to manage our compensation costs more effectively. We believe that these coming changes will affect the way in which stocks are traded, yet preserve the fundamental elements of today’s auction market. Even with the completed NYSE/Archipelago merger and the hybrid model and SEC’s Regulation NMS initiatives, senior NYSE officials have continued to publicly state that there will continue to be an auction market with a central point of sale. They have also stated that specialists will continue to play an integral role in providing liquidity and will continue to have an affirmative obligation to make a fair and orderly market. There is some speculation that large issuers’ stocks will trade entirely electronically with minimal participation by specialists. A specialist’s primary role is to provide liquidity by committing capital when market imbalances occur, and we believe that technology cannot eliminate these market imbalances. With this in mind, we are anticipating that specialists will continue to play an important role in all listed stocks. We believe that our cash equity business will improve as trading volumes and market volatility grow.

Structured products such as ETFs have grown in popularity. ETFs which have some characteristics similar to sector and index funds trade continually throughout the day on an exchange. The liquidity and flexibility of being exchange-traded has led to substantial growth in these products. ETF assets grew to approximately $296.0 billion as of December 31, 2005 from $226.2 billion as of December 31, 2004. We have become a leading specialist in ETFs as the number of ETFs has increased. ETFs now represent ownership of securities in Asia and emerging markets, as well as securities comprising indexes. We believe that the growth in these products will increase as investors seek to lower investment costs, manage tax liability and hedge portfolio risks. It is our intention to continue to work with ETF issuers as they seek to successfully launch new products and to provide added liquidity which will aid the growth of individual ETFs.

We also believe that options, indexes and other structured products will trade differently. Certain option indexes and ETFs which do not require price discovery as a result of the liquidity and transparency of underlying securities, will trade more electronically in a matching facility. We believe more complicated option and ETF products will require liquidity provided by a specialist or primary market maker to best maximize price discovery. We anticipate that these products will trade in an electronic format linked to a liquidity provider with an affirmative obligation to ensure best possible pricing.

The emergence of exchanges that offer multiple trading venues and products signifies that the trading of cash equities, fixed income, options and structured products may be converging into several marketplaces. We believe that this trend will accelerate and that the traditional cash equity specialist business will be increasingly linked to other trading strategies. As evidenced by our specialist and market-making revenue growth from $245.0 million in 2004 to $283.6 million in 2005, we believe we have successfully begun to execute our strategy to become a leading specialist and market-maker in this new trading environment.

New Accounting Developments

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of January 1, 2006, using the modified prospective method. We currently do not expect the adoption of this standard will have a material impact on our financial condition, results of operations or cash flows. Please refer to Footnote 2, “Summary of Significant Accounting Policies” of our consolidated financial statements in this report for additional information and disclosure.

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the public market price of our common stock as of the valuation date of our 2005 year-end impairment test, in estimating the fair value of our specialist reporting unit. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. We also assumed certain discount rates and certain terminal growth rates in our calculations. For our year-end 2005 goodwill impairment tests, we engaged an independent business valuation firm to assist us in our BEV analyses. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill on an annual calendar basis (i.e., December 31) unless an event or change in circumstances would require an interim reassessment of impairment. During 2005, there were no interim changes in circumstances that necessitated goodwill impairment testing prior to our annual required testing of goodwill. As a result of our analysis of the above-mentioned factors for the year ended December 31, 2005, with the assistance of the independent business valuation firm, we determined that there has been no impairment of our goodwill under SFAS No. 142. We cannot provide assurance that future goodwill impairment testing will not result in impairment charges in subsequent periods.

Our other intangible assets, as defined under SFAS No. 142, consists of our trade name. We determine the fair value of our trade name by applying the income approach using the royalty savings methodology. This method assumes that the trade name has value to the extent we are relieved of the obligation to pay royalties for the benefits received from it. Application of this methodology requires estimating an appropriate royalty rate, which is typically expressed as a percentage of revenue. Estimating an appropriate royalty rate includes reviewing evidence from comparable licensing agreements and considering qualitative factors affecting the trade name. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our trade name. We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. As of December 31, 2005, no impairment of our trade name existed. We cannot provide assurance that future trade name impairment testing will not result in impairment charges in subsequent periods.

We amortize our identifiable intangible stock listing rights over their estimated useful lives in accordance with SFAS No. 142, and test for potential impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. As a result of our testing and analysis for the year ended December 31, 2005, with the assistance of an independent business valuation firm, we determined that there has been no impairment of our stock listing rights under SFAS No. 144. We cannot provide assurance that future stock listing rights impairment testing will not result in impairment charges in subsequent periods.

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

Other-Than-Temporary Impairment of Exchange Memberships

The determination of the fair value of our exchange memberships is a critical accounting estimate. Exchange memberships owned by us are originally carried at cost, pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities. Adjustments to carrying value are made if we deem that an

“other-than-temporary” decline in value, as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and in Section M of Topic 5 of the SEC staff accounting bulletin series (“SAB No. 59”), has occurred. In determining whether the value of our owned exchange memberships is impaired (i.e., fair market value is below cost) and whether such impairment is temporary or other-than-temporary, we consider many factors, including, but not limited to, information regarding recent sale and lease prices of exchange memberships, historical trends of sale and lease prices of memberships on a particular exchange and their duration, the current condition of the particular exchange’s market structure, legal and regulatory developments affecting the particular exchange’s market structure and earnings capability, trends in new listings on the particular exchange, general global and national economic factors and our knowledge and judgment of the specialist and execution and clearing industries and the securities market as a whole. As a result of our analysis of the above-mentioned factors for the year ended December 31, 2005, we believe the carrying values of our owned exchange memberships were not impaired.

We cannot provide assurance that the consistent application of this accounting policy to future reporting periods will not result in further adjustments to the carrying value of any of our remaining exchange memberships following the consummation of the NYSE merger with Archipelago. This accounting policy, however, will no longer be applied in future periods to our NYSE specialist operations because our NYSE memberships were surrendered in connection with the NYSE/Archipelago merger and our NYSE specialist operations and clearing operations will be conducted through trading licenses on the new NYSE Market.

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates is also important in determining provisions for potential losses that may arise from litigation,  regulatory proceedings and tax audits.

We estimate and provide for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K for information on our judicial, regulatory and arbitration proceedings.

Execution and Clearing Risk

Our Execution and Clearing segment, through the normal course of business, enters into various securities transactions as agent. The execution, settlement and financing of these transactions can result in unrecorded market risk and concentration of credit risk. Our execution and clearing activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose us to risk in the event the customer or other broker is unable to fulfill its contractual obligations and we have to purchase or sell securities at a loss. For margin transactions, we may be exposed to significant market risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

Restructuring of Our LaBranche Structured Products-Related Subsidiaries

In August 2005, we formed LSHI, as a holding company to own all our LaBranche Structured Products-affiliated entities.  Pursuant to a contribution agreement among LSP, LSPS, LSHI and LaBranche & Co Inc, effective August 20, 2005, LSHI became the sole member of LSP, and, effective September 9, 2005, LSHI became the sole member of LSPS. Also effective August 20, 2005, LSHI became the sole stockholder of LSPE, which previously had been wholly-owned by LSP, pursuant to a distribution agreement between LSHI and LSP.  Other than these restructuring transactions, the structure and operations of each of LSP, LSPS and LSPE have not changed. On August 25, 2005, we formed LSPH to operate as a market-maker in ETFs and engage in hedging transactions in Asia.  LSHI became the sole stockholder of LSPH in October 2005. LSPE was registered as a broker-dealer with the United Kingdom’s FSA in March 2006 and, LSPH is in the process of registering as a broker-dealer with Hong Kong’s Securities and Futures Commission.

Completed Senior Note Repurchase; Release of Lava Escrow

In connection with the sale of our interest in Lava Trading Inc. (“Lava”) as part of an acquisition of Lava in August 2004, we received cash of approximately $39.0 million at the closing. Additional consideration of approximately $9.6 million was deposited in escrow to secure our indemnification obligations as a selling stockholder of Lava until November 2, 2005. Under the terms of the indenture governing our outstanding 9.5% Senior Notes due 2009 and our outstanding 11.0% Senior Notes due 2012 (collectively, the “outstanding senior notes”), by the 361st day following the closing of the Lava acquisition, we were required to offer to purchase outstanding senior notes in an aggregate principal amount equal to the after-tax proceeds of the sale of our interest in Lava in August 2004, at a price equal to 100.0% of the principal amount of such outstanding senior notes.  Therefore, on July 29, 2005, we commenced an offer to purchase outstanding senior notes in the aggregate principal amount of up to approximately $18.2 million. This excess proceeds offer expired on August 25, 2005, with $63,000 principal amount of outstanding senior notes having been tendered.  Following the closing of this transaction and the closings of other previous offers to repurchase with immaterial ternders of senior notes, approximately $199.8 million aggregate principal amount of our Senior Notes due 2009 remained outstanding and approximately $259.9 million aggregate principal amount of our Senior Notes due 2012 remained outstanding.

On October 31, 2005, the escrow in connection with the Lava transaction was terminated and we received approximately $9.6 million as additional consideration in connection with the Lava transaction. Therefore, under the indenture governing the outstanding senior notes we will again be required to offer to purchase outstanding senior notes in an aggregate principal amount equal to the after-tax proceeds of this $9.6 million on or prior to October 27, 2006.

Results of Operations

Specialist and Market-Making Segment Operating Results

	For the Years Ended December 31,			2005 vs. 2004 Percentage	2004 vs. 2003 Percentage
(000’s omitted)	2005	2004	2003	Change	Change

Revenues:
Net gain on principal transactions	$194,432	$182,535	$202,206	6.5%	(9.7)%
Commissions	42,290	48,781	47,450	(13.3)	(2.8)
Interest	46,682	8,676	5,227	438.1	66.0
Other	169	5,031	1,700	(96.6)	195.9
Total segment revenues	283,573	245,023	256,583	15.7	(4.5)

Operating expenses	180,991	148,799	144,731	21.6	2.8
Goodwill impairment	—	37,600	166,250	(100.0)	(77.4)
Exchange memberships impairment	—	16,300	—	—	—
NYSE restitution settlement	—	—	63,519	(100.0)	(100.0)

Pre-tax income (loss)	$102,582	$42,324	$(117,917)	142.4%	135.9%

Revenues from our Specialist and Market-Making segment consist primarily of net gain earned from principal transactions in securities for which we act as specialist and interest income. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures. Also included in net gain on principal transactions are net gains and losses resulting from our market-making activities in ETFs, options and futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as specialist, and accrued dividends receivable or payable on our equity positions. These revenues are primarily affected by changes in share volume traded and fluctuations in prices of stocks, rights, options, ETFs and futures in which we are the specialist or in which we make a market.

Commissions revenue generated by our Specialist and Market-Making segment consists primarily of fees earned when our specialists act as agents by executing limit orders on behalf of brokers, professional traders and broker dealers after a specified period of time; we do not earn commissions when we match market orders or when we act as a market-maker.

Interest revenue generated by our Specialist and Market-Making segment consists primarily of interest earned in securities lending transactions and inventory financing in connection with our trading in options, futures and ETFs.

Other revenue at our Specialist and Market-Making segment consists primarily of proprietary trading gains or losses and gains or losses from an investment in a hedge fund.

Key Metrics of our Specialist and Market-Making Activities—When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on cash equity specialist financial results. Some of the key metrics that we review, and their values for 2005, 2004 and 2003, are as follows:

	2005	2004	2003	2005 vs. 2004 Percentage Change	2004 vs. 2003 Percentage Change
NYSE average daily share volume (in millions)	1,602.2	1,456.7	1,398.4	10.0%	4.2%
LAB share volume on the NYSE (in billions)	102.1	96.1	94.5	5.5%	1.7%
LAB dollar value on the NYSE (in billions)	$3,370.8	$2,819.1	$2,477.4	19.0%	13.8%
Share volume of principal shares traded (in billions)	19.6	22.3	27.6	(12.1)%	(19.2)%
Dollar value of principal shares traded (in billions)	$692.5	$682.7	$725.1	1.4%	(5.8)%
Average closing price of the CBOE Volatility Index	12.8	15.5	22.0	(17.4)%	(29.5)%
Program trading as a percentage of NYSE average daily share volume	57.1	50.6	37.5	12.8%	34.9%
Number of Specialist ETFs	49	18	1	1,722%	17,000%
Number of Specialist Options	640	321	215	92.2%	49.3

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The increase in net gain on principal transactions is attributable primarily to our options, futures and ETFs specialist operations, with respect to which trading revenue increased by approximately 82% from 2004 to 2005. This revenue growth was the result of an increase in the number of products traded, market-maker professionals and exchanges on which we trade our derivative products. This was offset by a continued decrease in our cash equity specialist operations, in which trading revenue decreased by approximately 10% from 2004 to 2005. This decrease was at a lower rate than in 2004, but was similarly due to a decline in principal shares traded as well as the continued decline in market volatility, as measured by the average closing price of the VIX. Another factor that has reduced the opportunity for our cash equity specialists to participate is the continuing rise in program trading as a percentage of NYSE average daily share volume. Program trading involves reducing large share orders into many smaller orders, resulting in the orders being matched electronically. These factors offset the benefit from the increases in NYSE average daily share volume and share volume and dollar value traded for equity securities in which we are the specialist. We believe that market volatility has declined as the level of mutual funds’ participation in the market has declined.

Interest revenue earned by our Specialist and Market-Making segment was higher primarily due to an increase in securities lending, known as “stock-borrow” transactions, resulting from increased trading activity in our options, futures and ETFs specialist and market-making operations.

Other revenue earned by our Specialist and Market-Making segment was lower primarily due to decreased proprietary trading gains.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

The decline in net gain on principal transactions in our Specialist and Market-Making segment was attributable primarily to our cash equity specialist operations. The decrease was due to a decline in principal shares traded, as well as a significant decline in market volatility, as measured by the average closing price of the VIX. Another factor that reduced the opportunity for our equity specialists to participate was the continuing rise in program trading as a percentage of NYSE average daily share volume. These factors offset the benefit from the increases in NYSE average daily share volume and share volume and dollar value traded for stocks in which we are the equity specialist. This revenue growth was the result of an increase in the number of products traded, market-maker professionals and exchanges in which we trade our derivative products.

Other revenue earned by our Specialist and Market-Making segment was higher primarily due to increased proprietary trading gains, and higher interest income from our stock-borrow transactions, resulting from increased trading activity in our options, futures and ETFs specialist and market-making operations and from our short to medium term investments.

For a discussion of operating expenses see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Years Ended December 31,			2005 vs. 2004 Percentage	2004 vs. 2003 Percentage
(000’s omitted)	2005	2004	2003	Change	Change

REVENUES:
Commissions	$41,729	$47,263	$46,994	(11.7)%	0.6%
Interest	826	388	360	112.9	7.8
Other	249	365	555	(31.8)	(34.2)
Total segment revenues	42,804	48,016	47,909	(10.9)	0.2

Operating expenses	45,753	52,827	57,293	(13.4)	(7.8)
Goodwill impairment	—	—	4,052	(100.0)	(100.0)
Exchange memberships impairment	—	2,027	515	(100.00)	293.6

Pre-tax loss	$(2,949)	$(6,838)	$(13,951)	56.9%	51.0%

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage activities.

Our Execution and Clearing segment’s other revenues consist of interest income, proprietary trading net gains or losses and fees charged to customers for use of our proprietary front-end order execution system.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Commission revenue from our Execution and Clearing segment decreased as a result of a decline in direct-access floor broker order flow and reduced trade volume from clearance customers. This decline was partially offset by an increase in revenues from our institutional group as a result of general growth and expansion of its customer base. Interest income increased as a result of additional amounts invested in T-bills and an increase in interest rates. In addition, stock borrow income increased. Other revenue from our Execution and Clearing Segment remained relatively flat.

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

For a discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Years Ended December 31,			2005 vs. 2004 Percentage	2004 vs. 2003 Percentage
(000’s omitted)	2005	2004	2003	Change	Change

REVENUES:
Interest	$3,145	1,313	1,199	139.6%	9.5%
Other	10,668	24,695	298	(56.8)	8,186.9
Total segment revenues	13,813	26,008	1,497	(46.9)	1,637.3

Operating expenses	62,341	67,934	54,703	(8.2)	24.2
Debt repurchase premium	—	49,029	—	(100.0)	—

Pre-tax loss	$(48,528)	$(90,955)	$(53,206)	46.6%	70.9%

The portion of our revenues that is not generated from our two principal business segments consists primarily of unrealized gains or losses on our non-marketable investments and interest income.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Interest revenue increased primarily due to higher rates on our short-term investments. Other revenues decreased primarily as a result of the smaller realized gain from the final installment from the sale of our investment in Lava in 2004 of $9.6 million in 2005 (due to the release of an escrow) versus the $24.9 million realized gain during 2004 in connection with the disposition of our investment in Lava during the third quarter of 2004.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Other revenues increased primarily as a result of the $24.9 million realized gain from the disposition of our investment in Lava during the third quarter of 2004.

For a further discussion of operating expenses see “Our Operating Expenses” below.

Our Operating Expenses

	For the Years Ended December 31,			2005 vs. 2004 Percentage	2004 vs. 2003 Percentage
(000’s omitted)	2005	2004	2003	Change	Change

EXPENSES:
Employee compensation and related benefits	$103,531	$99,310	$99,123	4.3%	0.2%
Interest	89,504	63,789	48,188	40.3	32.4
Exchange, clearing and brokerage fees	40,664	39,010	40,406	4.2	(3.5)
Lease of exchange memberships	3,979	15,565	24,773	(74.4)	(37.2)
Goodwill impairment	—	37,600	170,302	(100.0)	(77.9)
Exchange memberships impairment	—	18,327	515	(100.0)	3,458.6
Debt repurchase premium	—	49,029	—	(100.0)	—
NYSE restitution settlement	—	—	63,519	—	(100.0)
Other operating expenses	51,407	51,886	44,237	(0.9)	17.3

Total expenses before provision (benefit) for income taxes	289,085	374,516	491,063	(22.8)	(23.7)

Provision (benefit) for income taxes	$13,584	$(12,045)	$(6,007)	212.8%	(100.5)%

Our Specialist and Market-Making segment’s employee compensation and related benefits expense consists of salaries, wages and profitability-based compensation paid to our traders and related support staff. The employee compensation and benefits expense related to our Execution and Clearing segment consists of salaries, wages and profitability-based compensation paid to our execution and clearing professionals, as well as compensation based on commissions earned by various trading professionals. Profitability-based compensation may include cash compensation and stock-based compensation paid or granted to managing directors, trading professionals and other employees based on our profitability.

Interest expense is primarily incurred from the indebtedness in connection with our reorganization from partnership to corporate form in 1999, our acquisitions, the issuance of promissory notes in exchange for our preferred stock and the 2004 refinancing of the majority of our then-outstanding senior notes and senior subordinated notes. The interest expense at our Specialist and Market-Making segment is primarily the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs specialist and market-making operations and interest on subordinated indebtedness that has been approved by the NYSE for inclusion in the net capital of our LaBranche & Co. LLC subsidiary. Customers’ free credit balances and bank loans generate interest expense at our Execution and Clearing segment.

Exchange, clearing and brokerage fees expense at our Specialist and Market-Making segment consists primarily of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, an allocation fee requiring specialist firms to share the cost of newly allocated listings, technology fees, a flat annual fee and execution and clearing fees. Our Execution and Clearing segment’s exchange, clearing and brokerage fees expense consists of floor brokerage fees paid to direct-access floor brokers and fees paid to various exchanges.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

While consolidated employee compensation and related benefits expense increased slightly in 2005 as compared to 2004, there were material changes within the components of employee compensation and benefits expense at each of our business segments year over year. The main cause of these changes was the increase in profitability-based compensation, salaries and related benefits in connection with our options, futures and ETFs specialist and market-making operations resulting from increased trading and support personnel. These increases were partially offset by decreases in compensation related to our cash equity specialist activities due to a reduction in personnel. The satisfaction and payment of a retention bonus plan liability, and our December 2005 termination of a deferred compensation plan, both related to a prior acquisition, also partially offset the increase in employee compensation. Salaries and profitability-based compensation at our Execution and Clearing segment declined due to a decrease in trading and support personnel. Employee compensation and related benefits decreased to 30.4% of revenues in 2005 from 31.1% in 2004.

Interest expense increased primarily as a result of increased inventory financing costs relating to the growth and expansion of trading activity in our options, futures and ETFs specialist and market-making operations. Inventory financing costs increased from $8.4 million in 2004 to $36.6 million in 2005. While interest expense increased to 26.3% of total revenues in 2005 from 20.0% in 2004, stock borrow interest income increased to 9.8% of total revenues in 2005 from 1.2% for 2004. Other interest expense, mainly related to long-term debt, decreased from $55.4 million in 2004 to $52.9 in 2005, primarily due to long-term debt repayments on maturity.

Exchange, clearing and brokerage fees increased primarily due to increased trading activity in our options, futures and ETFs specialist and market-making operations. Partially offsetting the increase was a decrease in exchange, clearing and brokerage fees at our Execution and Clearing segment related to lower revenues from direct-access floor brokers. Exchange, clearing and brokerage fees declined to 11.9% of revenues in 2005 from 12.2% in 2004.

Lease of exchange memberships decreased substantially as a result of the decline in the average annual lease cost of an NYSE membership and a decrease in the number of our NYSE leased memberships. Our average annual lease cost of an NYSE membership in 2005 was approximately $70,000, as compared to approximately $235,000 in 2004. Additionally, we leased on average approximately 11 fewer NYSE seats in 2005 than we did in 2004. Lease of exchange memberships expense decreased to 1.2% of total revenues in 2005 from 4.9% for the same period in 2004.

Other operating expenses decreased in 2005 as compared to 2004 primarily due to an decrease in legal, audit and other professional fees incurred primarily in connection with Sarbanes-Oxley Act compliance, as well as fees charged on a committed revolving credit facility established in the first quarter of 2004, which was terminated upon the completion of the refinancing of our indebtedness on May 18, 2004.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires entities to test goodwill for possible impairment on an annual basis, or more frequently, if certain events and circumstances exist. We tested our goodwill for impairment at December 31, 2005, per the annual testing requirement, and noted no further impairment of this asset at that date. In September 2004, we recorded a goodwill impairment charge of $37.6 million, all of which was attributable to our Specialist and Market-Making segment. The impairment charge, which represented the excess of the carrying value of our Specialist and Market-Making segment’s goodwill over its implied fair value, was necessary to properly reflect the carrying value of our goodwill at September 30, 2004. We updated our third quarter 2004 goodwill valuation results at December 31, 2004, per the annual testing requirement, and noted no further impairment of this asset at that date. For a more complete description of our methodology in evaluating the reasonableness of the carrying value of our goodwill, please see “—Critical Accounting Estimates.”

We did not record an exchange-membership impairment in 2005. In 2004, however, we recorded an $18.3 million other-than-temporary impairment charge related to our NYSE exchange memberships. Of this total, $16.3 million was attributable to our Specialist and Market-Making segment and $2.0 million was attributable to our Execution and Clearing segment.

Our 2004 operating expenses included a $49.0 million charge in connection with the repurchase of a substantial portion of our then-outstanding senior notes and senior subordinated notes. This charge was attributable to a consent payment, which was offered to debt holders who tendered their 2004 Notes and 2007 Notes by April 19, 2004, and a premium for tendering the 2004 Notes and 2007 Notes for purchase prior to their maturity. No such expenses were incurred in 2005.

Our expense for income taxes increased in 2005 to $13.6 million, versus a tax benefit of $12.0 million in 2004. Our effective tax rate rose to 26.6% in 2005 from 21.8% in 2004. The 2004 effective rate was lower than the statutory rate mainly due to the reduction of non-deductible goodwill impairment limiting the tax benefit from the loss. In 2005, the effective rate was lower than the statutory rate due to significant tax benefits recognized by a tax rate change applied to the net deferred tax liability for the Company.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

While consolidated employee compensation and benefits expense increased slightly for 2004 as compared to 2003, there were material changes within the components of employee compensation and benefits expense at each of our segments year over year. The main cause of these changes was the increase in profitability-based compensation, salaries and related benefits in connection with our options, futures and ETFs specialist and market-making operations resulting from increased trading and support personnel. These increases were partially offset by decreases in salaries related to our cash equity specialist activities due to a reduction in personnel. The expiration and payment of a retention bonus plan liability, and a decrease in deferred compensation expense, both related to a prior acquisition, also partially offset the overall increase in employee compensation. Salaries and profitability-based compensation at our Execution and Clearing segment declined due to a decrease in trading and support personnel. Employee compensation and related benefits decreased to 31.1% of revenues in 2004 from 32.4% in 2003.

Interest expense increased primarily as a result of the issuance of our outstanding senior notes due 2009 and senior notes due 2012 in connection with the repurchase on May 18, 2004 of substantially all the then-outstanding senior notes and senior subordinated notes. As a result of the repurchase, we recorded $5.5 million of additional interest expense related to the acceleration of debt issuance cost amortization and senior notes discount accretion. The additional interest expense on our outstanding senior notes issued in our May 2004 refinancing also contributed to the increase. The remaining increase in interest expense was the result of increased inventory financing costs relating to the growth and expansion of trading activity at our LSP and LSPS subsidiaries. While interest expense increased to 20.0% of total revenues in 2004 from 15.7% in 2003, non-tax deductible dividends on preferred stock were eliminated effective July 2004.

Exchange, clearing and brokerage fees declined primarily due to the decrease in fees related to our cash equity specialist activities. Contributing to the decrease was the elimination of the NYSE technology fee in July 2003, lower allocation fees for new listings, and a decrease in NYSE regulatory fees due to a lower number of NYSE floor personnel. Partially offsetting these decreases was an increase in exchange, clearing and brokerage fees at our Execution and Clearing segment related to higher revenues from direct-access floor brokers. Additionally, commissions expense and exchange fees related to our options, futures and ETFs specialist and market-making operations increased due to increased trading activity. Exchange, clearing and brokerage fees declined to 12.2% of revenues in 2004 from 13.2% in 2003.

Lease of exchange memberships decreased substantially as a result of the decline in the average annual lease cost of an NYSE membership and a decrease in the number of our NYSE leased memberships. Our average annual lease cost of an NYSE membership in 2004 was approximately $235,000, as compared to approximately $316,000 in 2003. Additionally, we leased on average approximately 11 fewer NYSE seats for 2004 than we did in 2003. Lease of exchange memberships expense decreased to 4.9% of total revenues in 2004 from 8.1% in 2003.

Other operating expenses increased in 2004 as compared to 2003 primarily due to an increase in legal, audit and other professional fees incurred primarily in connection with Sarbanes-Oxley Act compliance, the refinancing of our debt and litigation. Bank charges also increased due to investment banking fees relating to our debt refinancing and fees charged on a committed revolving credit facility established in the first quarter of 2004, which was terminated upon the completion of the refinancing of our indebtedness on May 18, 2004. Additional expenses relating to our debt refinancing included credit rating service fees, as well as printing and filing fees. An increase in insurance premiums also contributed to the increase.

In September 2004, we recorded a goodwill impairment charge of $37.6 million, all of which was attributable to our Specialist and Market-Making segment. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires entities to test goodwill for possible impairment on an annual basis, or more frequently, if certain events and circumstances exist. We tested our goodwill for impairment at December 31, 2003, at which time we recorded an impairment charge of $170.3 million, of which $166.2 million was attributable to our Specialist and Market-Making segment and $4.1 million was attributable to our Execution and Clearing segment. Due to certain changes in circumstances, such as the decrease in our market capitalization and continued downward trends in our principal trading revenues, we tested our goodwill for impairment as of September 30, 2004. The impairment charge, which represents the excess of the carrying value of our Specialist and Market-Making segment’s goodwill over its implied fair value, was necessary to properly reflect the carrying value of our goodwill at September 30, 2004. We updated our third quarter 2004 goodwill valuation results at December 31, 2004, per the annual testing requirement, and noted no further impairment of this asset at that date. For a more complete description of our methodology in evaluating the reasonableness of the carrying value of our goodwill, please see “—Critical Accounting Estimates.”

Exchange memberships impairment significantly increased in 2004 as compared to 2003 as a result of an $18.3 million other-than-temporary impairment charge related to our NYSE exchange memberships. Of this total, $16.3 million was attributable to our Specialist and Market-Making segment and $2.0 million was attributable to our Execution and Clearing segment. The 2004 impairment charge was related to the 39 NYSE memberships we owned (each of which was valued at $1.5 million at December 31, 2004, compared to $2.0 million at December 31, 2003), while the 2003 impairment charge was related to an AMEX membership owned by our LFSI subsidiary.

We incurred a $49.0 million charge in connection with the repurchase of a substantial portion of our then-outstanding senior notes and senior subordinated notes. This charge was attributable to a consent payment, which was offered to debt holders who tendered their senior notes due 2004 and senior subordinated notes due 2007 in April 2004, and a premium for tendering these notes for purchase prior to their maturity.

Our benefit for income taxes increased two-fold in 2004 to approximately $12.0 million. Our effective tax rate rose to 21.8% in 2004 from 3.2% in 2003 as a result of a non-deductible goodwill impairment charge and NYSE penalties of approximately $179.2 million in 2003, which almost equaled that fiscal year’s book net loss. By contrast, the non-deductible goodwill impairment charge of approximately $33.3 million in 2004 represented 59.7% of the book net loss for 2004. This permanent difference offset almost half of 2004’s statutory tax rate of 46.1%, or approximately 18.0%.

Liquidity and Capital Resources

As of December 31, 2005, we had $4,284.3 million in assets, of which $506.3 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of December 31, 2005, the scheduled maturities of our contractual obligations, without taking into account any available roll-over provisions, were as follows:

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(000’s omitted)
Short Term and Long Term Debt*	$481,479	$—	$21,642	$199,845	$259,992
Subordinated Liabilities	12,395	6,395	6,000	—	—
Operating Lease Obligations	3,967	1,933	1,798	135	101
Total	$497,841	$8,328	$29,440	$199,980	$260,093

* Amounts represent aggregate amount to be paid at maturity and do not include discounts of approximately $0.1 million as of December 31, 2005.

The above table includes indebtedness with primarily long-term maturities, the interest and principal payments of which have a significant effect on the cash available to finance our current and future operations. As of December 31, 2005, our most significant long-term indebtedness was the $199.8 million aggregate principal amount of our outstanding senior notes that mature in May 2009, and the $260.0 million aggregate principal amount of our outstanding senior notes that mature in May 2012.

At December 31, 2005, our net cash capital position was $106.9 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $100 million.

	($ millions )
	2005	2004
Cash Capital Available:
Stockholders’ equity	$733.5	$693.0
Subordinated debt	9.4	17.3
Long term debt > 1 year	481.4	481.5
Other holding company liabilities	35.6	71.6
Total cash capital available	$1,259.9	$1,263.4

Cash Capital Required:
Regulatory capital	$449.7	$448.5
Working capital	119.1	68.1
Illiquid assets/long-term investments	582.2	634.7
Subsidiary intercompany	2.0	17.1
Total Cash Capital Required	$1,153.0	$1,168.4
Net Cash Capital	$106.9	$95.0

“Cash Capital Available” is mainly comprised of stockholders’ equity, long term debt, subordinated debt and other liabilities of our parent holding company which, in the aggregate, constitute the currency used to purchase our assets and provide our working capital. This amount will principally be affected as debt matures or is refinanced and as earnings are retained or paid as dividends. “Cash Capital Required” mainly consists of the assets used in our businesses. Regulatory capital is defined as capital required by the SEC and applicable exchanges to be maintained by broker-dealers. It is principally comprised of cash, net equities, other investments and net receivables from other broker-dealers. Working capital constitutes liquid assets provided to our subsidiaries in excess of the required regulatory capital. Illiquid assets and long term investments mainly are comprised of exchange memberhips, intangible assets, such as goodwill, tradename and stock listing rights, deposits, deferred taxes and non-marketable investments. “Net Cash Capital” is considered to be the excess of Cash Capital Available over Cash Capital Required, or “free cash,” which we can utilize to fund our business needs.

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of Decembr 31, 2005, we have identified the following alternative funding measures to support future debt maturity requirements:

•                  Liquidation of net invested capital at certain subsidiaries.

•                  Reduction of excess capital at LaBranche & Co LLC to only required net liquid assets (excess NLA dividend)

•                  Proposed reduction of NLA requirements by the NYSE and SEC.

•                  NYSE merger consideration, including $300,000 and 80,177 shares of NYSE Group per membership, and the $70,570 permitted dividend per membership which was declared immediately prior to the merger.

Alternative Funding Measures

$ millions

Net cash capital	$106.9
Investment in subsidiaries	104.5
Excess NLA dividend at LLC	12.3
Proposed reduction of NLA requireents	180.0
NYSE group stock (1) (2)	124.6
NYSE merger consideration (1)	9.4
Total cash available from alternate funding measures	$537.7

(1)          Computed on an after-tax basis

(2)          Based on opening NYX price of $67.00 per share on March 8, 2006

In addition to the alternative funding measures above, we monitor the maturity profile of our unsecured debt to minimize refinancing risk, we maintain relationships with debt investors and bank creditors, and we periodically renew our secured committed credit facilities. Strong relationships with a diverse base of creditors and debt investors are critical to our liquidity. We also maintain available sources of short-term funding that exceed actual utilization, thus allowing us to accommodate changes in investor appetite and credit capacity for our debt obligations.

 With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and structured within the context of two significant debt tranches with a significant spread of years between maturities (mid-term and long-term.) Thus, we have strategically negotiated debt terms due 2009 and 2012 for the significant debt tranches. In addition, the debt tranches have call provisions which allow pre-maturity retirements as early as 2007. The debt tranches have available maturities and calls over the six year period 2007 through 2012 to allow us maximum flexibility in satisfying the debt maturities with payments and/or sufficient time to refinance the long-term debt as required. The following chart profiles our long-term debt maturity as of December 31, 2005.

LAB Long Term Debt

Principal & Callable Repayment Schedule

Senior Notes
Tranches	Due	Rate
$200 million	2009	9.50%
$260 million	2012	11.00%

(1) Excludes Extendible Subordinated Debt of $2.3mm and $1.1mm in 2006 and 2007 respectively. Extendible debt is defined as debt instruments with an extendible maturity. Unless debt holders instruct the company to redeem their debt, the earliest maturity date of these instruments is automatically extended. Based on past experience,  the majority of the Company’s extendibles are expected to remain outstanding beyond their earliest maturity date.

Our outstanding senior notes were issued pursuant to a new indenture that is similar to the indentures that governed our senior notes due 2004 and senior subordinated notes due 2007 prior to their amendment in connection with our May 2004 debt refinancing. The new indenture includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to incur additional indebtedness (other than certain “permitted indebtedness”), pay dividends, redeem stock or repurchase subordinated indebtedness prior to maturity is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock. As of December 31, 2005, our consolidated fixed charge coverage ratio, as defined, was 2.02:1. The indenture governing our outstanding senior notes provides for certain exceptions to the limitations on restricted payments, including, for example, the July 2004 repurchase of all then-outstanding shares of our Series B preferred stock, repurchase of our outstanding senior notes, and any “restricted payments” up to an aggregate of $15.0 million over the life of the indenture.

In addition, under the indenture governing our outstanding senior notes, if, at any time, our cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus

(ii) $15.0 million, we will not be entitled to make a “restricted payment” at such time. As of December 31, 2005, our cumulative consolidated net income since July 1, 2004 was $39.6 million, and we had received approximately $1.4 million upon the exercise of options since July 1, 2004. Accordingly, we currently are entitled to make restricted payments up to $21.2 million, plus the $15.0 million “basket” described above, for an aggregate total of $36.2 million. While we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent this covenant will prevent or limit us from making restricted payments in the future.

The indenture governing our outstanding senior notes permits us to redeem some or all of the senior notes due 2009 on or after May 15, 2007 and some or all of the senior notes due 2012  on or after May 15, 2008 at varying redemption prices, depending on the date of redemption. In addition, we have the option to redeem up to 33.0% of the aggregate principal amount of the senior notes due 2009 at a redemption price of 109.5% and up to 33.0% of the aggregate principal amount of the senior notes due 2012 at a redemption price of 111.0% using the proceeds of certain equity offerings which we may complete on or prior to May 15, 2007. Under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase outstanding senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

After giving effect to our May 2004 debt refinancing and the repurchase of all then-outstanding shares of our Series B preferred stock in July 2004, the after-tax earnings per share impact of our ongoing interest obligations with respect to our outstanding senior notes is lower than the combined after-tax earnings per share impact of our interest obligations with respect to the senior notes and senior subordinated notes and our non-tax deductible dividend obligations with respect to our then-outstanding Series B preferred stock. To the extent we repurchase any outstanding senior notes in connection with future corporate strategic initiatives, our fixed-term interest payments would be correspondingly reduced.

The remaining $13.6 million aggregate principal amount of senior subordinated notes due 2007 that we did not repurchase in connection with our May 2004 debt refinancing will continue to accrue interest at a rate of 12.0% per annum until they mature on March 2, 2007. To the extent we are not prohibited under the terms of the indenture governing our outstanding senior notes, we may seek to repurchase some or all of the remaining 2007 senior subordinated notes from time to time on the open market.

In connection with the sale of our interest in Lava as part of an acquisition of Lava in August 2004, we received cash of approximately $39.0 million at the closing. Additional consideration of approximately $9.6 million was deposited in escrow to secure our indemnification obligations as a selling stockholder of Lava until November 2, 2005. Under the terms of the indenture governing our outstanding senior notes, by the 361st day following the closing of the Lava acquisition, we were required to offer to purchase outstanding senior notes in an aggregate principal amount equal to the after-tax proceeds of the disposition of our investment in Lava during the third quarter of 2004, at a price equal to 100.0% of the principal amount of such outstanding senior notes.  Therefore, on July 29, 2005, we commenced an offer to purchase outstanding senior notes in the aggregate principal amount of up to approximately $18.2 million. This excess proceeds offer expired on August 25, 2005, with $63,000 principal amount having been tendered.  Following the closing of this transaction and the closings of previous offers to repurchase with immaterial tenders of senior notes, approximately $199.8 million aggregate principal amount of our senior notes due 2009 remained outstanding and approximately $260.0 million aggregate principal amount of our senior notes due 2012 remained outstanding.

On October 31, 2005, the escrow in connection with the Lava transaction was terminated and we received approximately $9.6 million as additional consideration in connection with the Lava transaction. Therefore, under the indenture governing our outstanding senior notes, we will again be required to offer to purchase outstanding senior notes in an aggregate principal amount equal to the after-tax proceeds of this $9.6 million receipt on or prior to October 27, 2006.

As of December 31, 2005, we owned 39 NYSE memberships out of a total 1366 NYSE memberships, representing a 2.9% ownership interest in the NYSE. Upon consummation of the NYSE merger with Archipelago on March 7, 2006, each NYSE membership is entitled to receive in exchange for the NYSE membership $300,000 in cash, plus 80,177 shares of NYSE Group common stock.. In addition, immediately prior to the consummation of the NYSE/Archipelago merger, the NYSE announced a “permitted dividend” to be paid to each NYSE membership in the amount of approximately $70,570, which was equivalent to each membership’s pro rata portion of the NYSE’s “excess cash,” as defined in the NYSE/Archipelago merger agreement. As a result of the NYSE/Archipelago merger, therefore, our 39 NYSE memberships were converted into the right to receive an aggregate of $11.7 million in cash (not including the permitted dividend) and 3,126,903 shares of NYSE Group common stock. We received the permitted dividend with respect to each of the 39 NYSE memberships on March 14, 2006. Based on information provided to us prior to the closing of the merger, we expect to receive the merger consideration on or about March 21, 2006.

A potential source of liquidity for LaBranche & Co. LLC is the committed line of credit that it maintains with a bank. In October 2005, LaBranche & Co. LLC extended this $200.0 million committed credit agreement to October 28, 2006 on the same terms and conditions. In connection with the credit agreement, we pay a quarterly fee of 0.25% of the total committed line of credit. Amounts outstanding under this credit facility would be secured by our inventory of specialist stocks and bear interest at the bank’s broker loan rate. This facility can only be used to finance inventory requirements at LaBranche & Co. LLC. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

As a specialist and market-maker, we are required to maintain certain levels of capital and liquid assets as promulgated by various regulatory agencies which regulate our business. As part of our overall risk management procedures (for further discussion, refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”), we attempt to balance our responsibility as specialist, market-maker and broker-dealer with our overall capital resources. These requirements restrict our ability to make use of cash and other liquid assets for corporate actions, such as repaying our debt, repurchasing stock or making acquisitions.

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co.

LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of December 31, 2005, LaBranche & Co. LLC’s net capital, as defined, was $459.8 million, which exceeded the minimum requirements by $458.1 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of December 31, 2005, LaBranche & Co. LLC’s and LSPS’ required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, was $459.3 million as of December 31, 2005. LSPS is not required to perform a net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceed the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS. The NYSE has filed a proposed rule with the SEC which seeks to reduce the required net liquid ssset amounts for specialists such as LaBranche & Co. LLC. Based on the currently proposed rule, we expect a reduction in our required net liquid assets of approximately $180.0 million. This reduction is expected to be effected in four equal quarterly installments commencing on the date the SEC approves the final rule. The timing and extent of any such reduction, however, has not been finally determined, and it is possible that the rule will not be approved by the SEC at all. A reduction in LaBranche & Co. LLC’s net liquid assets requirement, however, would allow funds no longer needed for net liquid assets purposes to be used for other corporate purposes.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of December 31, 2005, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of December 31, 2004 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of December 31, 2005, LFSI’s net capital, as defined, was $19.7 million, which exceeded its minimum net capital requirement by $18.2 million.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of January 4, 2006, to comply with its December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $1.2 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.2 million. As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $0.1 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.1 million. In addition, the PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation. As of January 4, 2006, to comply with its December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $5.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $2.0 million. As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $4.4 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $3.4 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2005, LSP’s net capital, as defined, was $56.8 million, which exceeded its minimum net capital requirement by $55.7 million.

As a specialist and member of the NYSE, LSPS is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2005, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $10.7 million, which exceeded the minimum requirement by $10.6 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s and LSPS’ combined net liquid asset requirement of $447.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the combined net liquid asset requirement of $447.0 million is met by LaBranche & Co. LLC’s and LSPS’ securities positions, pending trades and other assets associated with our equity and ETF specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of December 31, 2005 was used to meet their combined net liquid asset requirement.

In connection with our acquisition of ROBB PECK McCOOEY Financial Services, Inc. (“RPM”) in March 2001, we assumed its liabilities and obligations under RPM’s deferred compensation plan. The deferred compensation plan provided for the payment, on or before December 15, 2007, of approximately $30.2 million, plus interest at a rate of 8.0% per year, to certain former employees of RPM. On December 15, 2005, our board of directors, in accordance with the terms of the deferred compensation plan, determined to terminate the plan and distribute the full amount of remaining amounts owed under the plan, plus accrued and unpaid interest at no additional cost. The aggregate amount paid to the participants under the deferred compensation plan in connection with this termination was $14.6 million. Prior to the termination of this plan, we had paid an additional $6.0 million to the former RPM employees in

March 2005, in accordance with the terms of the plan. Following the termination of the deferred compensation plan, we have no further liabilities thereunder to the former employees of RPM.

As of December 31, 2005, the subordinated indebtedness of LaBranche & Co. LLC aggregated $12.4 million (excluding subordinated liabilities related to contributed exchange memberships). This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between February 2007 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in each of June 2004 and 2005. LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes. Each of the junior subordinated notes has an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

As of December 31, 2005, our outstanding indebtedness included eight separate note obligations, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

As of December 31, 2005, we have a tax payable of $10.5 million and a tax receivable of $1.7 million with respect to our 2004 tax year. In addition, as the result of a Federal carry-back of net operating losses generated in 2004, we received a refund in the amount of $18.3 million in April 2005. The 2005 tax payable of $10.5 million included a pending tax assessment of $2.4 million as of April 2005.

Our “Other liabilities” of $11.9 million reflected on the accompanying 2005 consolidated statement of financial condition are comprised of legal and tax contingencies pursuant to SFAS 5. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior noted were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing. The senior subordinated notes that remain outstanding since our May 2004 debt refinancing, in the aggregate principal amount of $13.6 million, are publicly held but are no longer rated. The following table sets forth the credit ratings on our registered outstanding senior notes as of December 31, 2005:

	Moody’s Investors Service	Standard & Poor’s

2009 Senior Notes	Ba2	B

2012 Senior Notes	Ba2	B

In August 2005, although Moody’s Investor Services changed its credit rating of our outstanding senior notes from Ba1 to Ba2, it improved its outlook to stable due to our high quality balance sheet and improved liquidity. In September 2005, Standard & Poors also improved its outlook on our outstanding senior notes to stable, while affirming our B rating, due to our improved debt service and liquidity positions.

Cash Flows

Our cash flows are related primarily to our specialist trading activities, as well as to our financing activities related to the expansion of our business.

Year Ended December 31, 2005—Our cash and cash equivalents decreased $17.1 million to $427.3 million at the end of 2005. The decrease was the result of the combined effects of a $7.3 million repayment of debt and minority interest obligations, a $1.3 million expenditure for capital assets, a $14.6 million repayment of a deferred compensation arrangement offset by $6.0 million of positive net operating activity cash flows.

Year Ended December 31, 2004—Our cash and cash equivalents decreased $47.4 million to $444.4 million at the end of 2004. The decrease was the result of $125.4 million used in our operating activities primarily from payment of the $63.5 million in restitution and fines in settlement of the prior year’s NYSE and SEC specialist investigation and a $74.0 million increase in repurchase agreements. This decrease was partially offset by $79.0 million provided as a result of the refinancing of our indebtedness.

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

Item 7A.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Due to regulatory requirements that prescribe communication barriers between our broker-dealer subsidiaries, we employ different compliance risk management procedures at each such subsidiary. These risk processes are set forth below:

Our Cash Equity Specialist Risk Management Process

Because our equity specialist activities on the NYSE and AMEX expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the auction process helps us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a risk management process at our LaBranche & Co. LLC subsidiary that is designed to balance our ability to profit from our specialist activities with our exposure to potential losses. This risk management process includes participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains and specialists. These parties’ roles are as follows:

Corporate Compliance Committee. Our corporate compliance committee was established in February 2002 and consists of representatives from executive and senior management, compliance personnel, including our on-floor compliance officer, our general counsel and several additional senior floor specialists, known as post managers. The role of the corporate compliance committee is to implement, monitor and report to senior management on the statutory and regulatory compliance efforts of our specialist business. The corporate compliance committee also advises the compliance department in establishing, reviewing and revising our policies and procedures governing LaBranche & Co. LLC’s regulatory compliance structure.

Executive Operating Committee. Our executive operating committee is composed of two executive officers. This committee is responsible for approving all risk management procedures and trading guidelines for our specialist stocks, after receiving recommendations from our floor management committee. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

Floor Management Committee. Our floor management committee is composed of eleven post managers, two floor managers and one swat-team manager. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our specialist stocks. In determining these procedures and guidelines, the floor management committee considers the recommendations of the floor captains. The post managers meet with their respective floor captains on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for particular specialist stocks. In addition, post managers and floor managers are always available on the trading floor to review and assist with any unusual trading situations reported by a floor captain, and the swat-team manager is available to assess and provide assistance on break-out, or intense, trading situations. Our floor management committee reports to our executive operating committee about each of these trading situations as they occur.

Floor Captains. We employ thirteen floor captains who monitor the activities of our cash equity specialists throughout the trading day from various positions at our trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist our specialists in determining when to deviate from procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from these procedures and guidelines to their respective post managers. Floor captains meet with each specialist at least once a week to evaluate each specialist’s adherence to our risk management procedures and trading guidelines, as well as to review compliance reports generated by the compliance department in monitoring and reviewing specialist trading activities. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

Specialists. Our specialists conduct auctions of our specialist stocks based upon the conditions of the marketplace. In doing so, specialists observe our risk management procedures and trading guidelines in tandem with their responsibility to create and maintain a fair and orderly market. Specialists immediately notify a floor captain of any unusual situations or market conditions requiring a deviation from our procedures and guidelines.

On-Floor Compliance Officer. We also have an on-floor compliance officer that monitors the specialists’ compliance with NYSE rules throughout the day on an ad hoc basis. The on-floor compliance officer reports his findings and on general on-floor compliance initiatives on a daily basis to our equity specialist unit’s Chief Compliance Officer and Chief Executive Officer and provides summary updates of these efforts to the Corporate Compliance Committee on a monthly basis. Many of our compliance and risk management activities flow from the efforts of our on-floor compliance initiative.

We believe that the enhancements we have made to our compliance procedures and guidelines in connection with the undertakings set forth in our March 2004 settlement with the SEC and NYSE and on a continuous basis as circumstances warrant have improved our risk management process.

Our equity specialist operations on the AMEX are conducted by six equity specialists. We have one post manager on the AMEX who monitors the trading activities of the AMEX equity specialists by observing trades and reviewing positions on a real-time basis. As a member of the floor management committee, the post manager regularly communicates with other members of the floor management committee regarding any deviations from our AMEX procedures and guidelines set by our executive operating committee. We also have an on-floor compliance officer that monitors the specialists’ compliance with AMEX rules throughout the day on an ad hoc basis. The on-floor compliance officer reports his findings and on general on-floor compliance initiatives on a daily basis to our equity specialist unit’s Chief Compliance Officer and Chief Executive Officer and provides summary updates of these efforts to the Corporate Compliance Committee on a monthly basis. Many of our compliance and risk management activities flow from the efforts of our on-floor compliance initiative.

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

A high concentration of equity specialists’ principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. However, the percentage of our equity specialist trading revenue generated from our ten most profitable specialist stocks has decreased from 16.8% to 13.6% of total principal trading revenue in 2004 and 2005, respectively. The percentage of our equity specialist trading revenue generated from our twenty-five most profitable specialist stocks has decreased from 33.6% to 23.8% of total principal trading revenue in 2004 and 2005, respectively. We are not overly reliant on a particular group of specialist stocks, as the composition of our ten and twenty-five most profitable specialist stocks changes frequently.

Our equity specialist trading activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks and carrying out our specialist obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any significant price movement in these securities could result in an immediate reduction of our revenues and operating profits.

Our Options, Futures and ETFs Specialist and Market-Making Risk Management Process

As specialists in options, ETFs and futures, we have a responsibility to maintain a fair and orderly market, and trade securities as principal out of both obligation and inclination. Our options, ETFs, futures, U.S. Government obligations and foreign currency specialist trading exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets.

Additionally, as a market-maker in options, ETFs and futures, we also trade as principal out of inclination. In our market-making function, we bring immediacy and liquidity to the markets when we choose to participate. Our market-making activities expose us to certain risks, including, but not limited to, price fluctuations and volatility.

Certain members of management who oversee our options, futures and ETFs specialist and market making activities are responsible for managing these risks. These individuals utilize a third-party software application to monitor specialist and market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Our traders purchase and sell futures, options, the stocks underlying certain positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. Our options, futures and ETF trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETF’s in our specialist and market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2005	$(10,167)	$8,609	$(20)	$6,028	$15,930
June 30, 2005	$(20,676)	$13,324	$(75)	$21,513	$53,516
September 30, 2005	$(4,996)	$840	$(28)	$2,125	$4,318
December 31, 2005	$29,894	$5,871	$(150)	$(2,054)	$24,498

The modeling of the risk characteristics of our trading positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no standard methodology for estimating this risk, and different methodologies would produce materially different estimates. The zero percent change column represents the profit or loss our options, futures and ETFs specialist operations would experience on a daily basis if the relevant market remained unchanged.

Foreign Currency Risk

In connection with the trading of U.S.-registered shares of foreign issuers in connection with our cash equity specialist operations, we are exposed to varying degrees of foreign currency risk. The pricing of these securities is based on the value of the ordinary securities as denominated in their local currencies. Thus, a change in a foreign currency rate relative to the U.S. dollar will result in a change in the value of U.S.-registered shares in which we are the specialist.

Our ETF specialist and market-makers trade international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rates. We, therefore, hold various foreign currencies in order to lessen the risks posed by changing foreign currency rates. In addition, LSP trades derivatives denominated in foreign currencies, which creates exposure to foreign currency risk.

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2005	$(1,487)	$(496)	$496	$1,487
June 30, 2005	$(532)	$(177)	$177	$532
September 30, 2005	$2,296	$765	$(765)	$(2,296)
December 31, 2005	$(7,009)	$(2,336)	$2,336	$7,009

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in security prices, volatility, interest rates and other related factors.

Execution and Clearing Risk Management Process

In connection with our specialist and market-making activities, we are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, U.S. Government securities, futures and foreign currencies for which we are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. We are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, we may be required to purchase or sell financial instruments at a loss.

Our execution and clearing activities require that we execute transactions in accordance with customer instructions and accurately record and process the resulting transactions. Any failure, delay or error in executing, recording and processing transactions, whether due to human error or failure of our information or communication systems, could cause substantial losses for brokers, customers and/or us and could subject us to claims for losses.

Clearing activities include settling each transaction with both the contra broker and the customer. In connection with our institutional and direct access floor brokerage activities, a transaction is settled either when the customer pays for securities purchased and takes delivery, or delivers securities sold for payment. Settling transactions for retail customers and professional investors involves financing the transaction until the customer makes payment or, for margin accounts, advancing credit to the customer within regulatory and internal guidelines. Clearing direct access brokers’ transactions includes guaranteeing their transactions to the contra broker on the exchange floor.

These clearing activities may expose us to off-balance sheet risk in the event customers or brokers are unable to fulfill their contractual obligations and it is necessary to purchase or sell securities at a loss. For margin transactions, we may be exposed to off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

The amount of risk related to our execution and clearance activities is linked to the size of the transaction, market volatility and the creditworthiness of customers and brokers. Our largest transactions involve those for institutional and direct access floor brokerage customers.

We systematically monitor our open transaction risk in connection with our execution and clearing activities, starting when the transaction occurs and continuing until the designated settlement date. Transactions that remain unsettled after settlement date are scrutinized and necessary action to reduce risk that is taken. Credit risk that could result from contra brokers defaulting is minimized since much of the settlement risk for transactions with brokers is essentially transferred to the National Stock Clearing Corporation. The credit risk associated with institutional and direct access clearing customers is minimized since these customers have been qualified by the Depository Trust Company (“DTC”) or the DTC participants or have met the prime broker qualification standards at other brokerage firms. Before conducting business with a prospective customer, senior management that oversees our execution and clearing operations, in conjunction with the related compliance department, reviews the prospective customer’s experience in the securities industry, financial condition and personal background, including a background check with a risk reporting agency. For retail customers and professional investors, we seek to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. We monitor margin levels daily pursuant to such guidelines and require customers to deposit additional collateral or reduce positions when necessary.

Operational Risk

Operational risk relates to the risk of loss from external events, and from failures in internal processes or information systems. In each of our business segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE and AMEX equity specialist operations must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems affords management instant access to specific trading information at any time during the trading day, including:

•                  our aggregate long and short positions;

•                  the various positions of each of our trading professionals;

•                  our overall position in a particular stock; and

•                  capital and profit-and-loss information on an aggregate, per specialist or per issue basis.

Our information systems send and receive data from the NYSE and AMEX through dedicated data feeds. The NYSE supplies us with specialist position reporting system terminals both on the trading floor and in our offices. These terminals allow us to monitor our NYSE specialist trading profits and losses, as well as our positions. For our AMEX equity specialist operations, our in-house technology staff has developed applications to monitor our current positions and profits and losses. Our options, futures and ETFs specialist and market-making operations utilize a third-party software application to monitor our positions and profits and losses on a real-time basis.

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

Our registered broker-dealer subsidiaries are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. These broker-dealers are subject to SEC Rules 15c3-1, 15c3-3 and other requirements adopted and administered by both the NYSE and AMEX.

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

Supplementary Financial Information

Selected Quarterly Financial Data (unaudited)

The following represents the Company’s unaudited quarterly results for fiscal 2005 and fiscal 2004. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results and which are of a normal recurring nature. Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results reported in “—Financial Statements” under this item.

	2005 Fiscal Quarter
(000’s omitted, except per share data)	First	Second	Third	Fourth
Total revenues	$67,303	$77,745	$83,731	$111,411
Total operating expenses	63,591	67,731	72,981	84,782
Income before minority interest and provision for income taxes	3,712	10,014	10,750	26,629
Minority interest	—	—	—	—
Income (loss) before provision for income taxes	3,712	10,014	10,750	26,629
Provision for income taxes	1,466	1,272	1,592	9,254
Net income	2,246	8,742	9,158	17,375
Preferred dividends and discount accretion	—	—	—	—
Net income applicable to common stockholders	$2,246	$8,742	$9,158	$17,375

Earnings per share:
Basic	$0.04	$0.14	$0.15	$0.29
Diluted	0.04	0.14	0.15	0.28

	2004 Fiscal Quarter
(000’s omitted, except per share data)	First	Second	Third	Fourth
Total revenues	$79,913	$90,702	$64,660	$83,772
Total operating expenses	66,272	135,984	102,494	69,766
Income (loss) before minority interest and provision (benefit) for income taxes	13,641	(45,282)	(37,834)	14,006
Minority interest	175	195	161	(175)
Income (loss) before provision (benefit) for income taxes	13,466	(45,477)	(37,995)	14,181
Provision (benefit) for income taxes	5,552	(20,976)	(1,533)	4,912
Net income (loss)	7,914	(24,501)	(36,462)	9,269
Preferred dividends and discount accretion	1,056	1,056	142	—
Net income (loss) applicable to common stockholders	$6,858	$(25,557)	$(36,604)	$9,269

Earnings (loss) per share:
Basic	$0.11	$(0.43)	$(0.61)	$0.15
Diluted	0.11	(0.43)	(0.61)	0.15

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our auditors on accounting and financial disclosure matters during the last two fiscal years.

Item 9A.                          CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in a separate section beginning on F-1 of this Annual Report on Form 10-K.

Item 9B.                          OTHER INFORMATION.

None.

PART III

Item 10.                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption “Directors and Executive Officers” in our definitive Proxy Statement to be used in connection with our 2006 Annual Meeting of Stockholders to be held on May 16, 2006, which will be filed within 120 days of the end of our fiscal year ended December 31, 2005 (the “2006 Proxy Statement”) is incorporated herein by reference. Information relating to the availability of our Code of Conduct that applies to our senior financial officers is included on page 3 of this Annual Report on Form 10-K.

Item 11.                            EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in the 2006 Proxy Statement is incorporated herein by reference.

Item 13.                            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement is incorporated herein by reference.

Item 14.                            PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “—Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the 2006 Proxy Statement is incorporated herein by reference.

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
10.21

Purchase Agreement, dated May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser, relating to the issuance of $200,000,000 9½% Senior Notes due 2009 and $260,000,000 11% Senior Notes due 2012.********

10.22	Form of Restricted Stock Unit Agreement.**********
12	Statement re computation of ratios of earnings to fixed charges.
21	List of Subsidiaries.
23	Consent of KPMG LLP.
31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey M. Chertoff, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

32.2

Certification of Jeffrey M. Chertoff, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005.

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.

**	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.

***	Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2000.

****	Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.

*****	Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (Registration No. 333-102607), effective January 21, 2003.

******	Incorporated by reference to our Annual Report on Form 10-K, filed on March 15, 2004

*******	Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.

********	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-118248), as amended, effective September 9, 2004

*********	Incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-4 (Registration No. 333-55862), as amended, effective March 1, 2001

**********	Incorporated by reference to our Annual Report on Form 10-K, filed on March 16, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2006	LaBRANCHE & CO INC.

	By:	/s/ George M.L. LaBranche, IV
George M.L. LaBranche, IV
Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M.L. LaBranche, IV	Chairman, Chief Executive Officer and	March 16, 2006
George M.L. LaBranche, IV	President (Principal Executive Officer)

/s/ Jeffrey M. Chertoff	Senior Vice President and Chief	March 16, 2006
Jeffrey M. Chertoff	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Thomas E. Dooley	Director	March 16, 2006
Thomas E. Dooley

/s/ David A. George	Director	March 16, 2006
David A. George

/s/ Donald E. Kiernan	Director	March 16, 2006
Donald E. Kiernan

/s/ Robert E. Torray	Director	March 16, 2006
Robert E. Torray

/s/Alfred O. Hayward, Jr.	Executive Vice President and Director;	March 16, 2006
Alfred O. Hayward, Jr.	Chief Executive Officer of LaBranche & Co. LLC

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

As of the end of the Company’s 2005 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, appearing on page F-3 of this Annual Report on Form 10-K, which express an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBranche & Co Inc.:

We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBranche & Co Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaBranche & Co Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBranche & Co Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that LaBranche & Co Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaBranche & Co Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that LaBranche & Co Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LaBranche & Co Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of LaBranche & Co Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 14, 2006

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$427,284	$444,446
Cash and securities segregated under federal regulations	6,554	13,511
Securities purchased under agreements to resell	79,000	87,000
Receivable from brokers, dealers and clearing organizations	658,631	158,421
Receivable from customers	3,659	10,555
Securities owned, at market value:
Corporate equities	1,128,999	319,378
Options	411,887	110,705
Exchange-traded funds	815,250	128,214
Corporate bonds	8	8
Commissions receivable	4,337	5,428
Exchange memberships contributed for use, at market value	24,500	9,450
Exchange memberships owned, at adjusted cost (market value of $138,768 and $41,696, respectively)	59,664	59,332
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $12,364 and $10,655, respectively	2,695	3,459
Intangible assets, net of accumulated amortization:
Specialist stock lists	350,828	361,204
Trade name	25,011	25,011
Goodwill	250,569	250,569

Other assets	35,419	68,406
Total assets	$4,284,295	$2,055,097

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers and dealers	$79,646	$120,434
Payable to customers	4,858	3,830
Securities sold, but not yet purchased, at market value:
Corporate equities	1,845,234	265,078
Options	418,315	92,580
Exchange-traded funds	392,713	142,735
U.S. Government obligations	77,263	—
Accrued compensation	22,722	38,195
Accounts payable and other accrued expenses	21,133	18,245
Other liabilities	11,859	12,510
Income taxes payable	10,513	1,671
Deferred tax liabilities	148,263	156,294
Short term debt	3,000	2,000
Long term debt	481,425	481,448
Subordinated liabilities:
Exchange memberships contributed for use, at market value	24,500	9,450
Other subordinated indebtedness	9,395	17,285
Total liabilities	3,550,839	1,361,755

Minority interest	—	356

Commitments and contingencies

Common stock, $.01 par value, 200,000,000 shares authorized; 60,623,819 and 60,532,080 shares issued And outstanding at December 31, 2005 and 2004, respectively	606	605
Additional paid-in capital	689,988	687,040
Retained earnings	42,862	5,341
Total stockholders’ equity	733,456	692,986
Total liabilities and stockholders’ equity	$4,284,295	$2,055,097

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

	For the Years Ended December 31,
	2005	2004	2003

REVENUES:
Net gain on principal transactions	$194,432	$182,535	$202,207
Commissions	84,018	96,045	94,443
Net gain on non-marketable investments	11,029	24,953	1,065
Interest	50,655	10,377	6,786
Other	56	5,137	1,488
Total revenues	340,190	319,047	305,989

EXPENSES:
Employee compensation and related benefits	103,531	99,310	99,123
Interest	89,504	63,789	48,188
Exchange, clearing and brokerage fees	40,664	39,010	40,406
Lease of exchange memberships	3,979	15,565	24,773
Depreciation and amortization of intangibles	12,093	12,221	12,803
Legal and professional fees	11,357	12,749	8,034
Communications	9,114	8,594	8,705
Occupancy	5,155	5,254	5,832
Restitution and fines	—	—	63,519
Goodwill impairment	—	37,600	170,302
Exchange memberships impairment	—	18,327	515
Debt repurchase premium	—	49,029	—
Other	13,688	13,068	8,863
Total expenses	289,085	374,516	491,063

Income (loss) before minority interest and provision (benefit) for income taxes	51,105	(55,469)	(185,074)

MINORITY INTEREST	—	356	322

Income (loss) before provision (benefit) for income taxes	51,105	(55,825)	(185,396)

PROVISION (BENEFIT) FOR INCOME TAXES	13,584	(12,045)	(6,007)

Net income (loss)	37,521	(43,780)	(179,389)
Preferred dividends and discount accretion	—	2,253	4,014
Net income (loss) applicable to common stockholders	$37,521	$(46,033)	$(183,403)

Weighted-average common shares outstanding:
Basic	60,617	59,905	59,614
Diluted	61,059	59,905	59,614
Earnings (loss) per share:
Basic	$0.62	$(0.77)	$(3.08)
Diluted	$0.61	$(0.77)	$(3.08)

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(000’s omitted)

	Common Stock			Additional	Retained	Unearned
	Shares	Amount	Preferred Stock	Paid-in Capital	Earnings	Compensation	Total

BALANCE, December 31, 2002	59,504	$595	$61,361	$679,601	$249,065	$(934)	$989,688

Net loss	—	—	—	—	(179,389)	—	(179,389)

Common and preferred stock dividends and discount accretion	—	—	688	—	(18,302)	—	(17,614)
Recognition of tax benefits related to employee option exercises	—	—	—	372	—	—	372
Issuance of restricted stock, shares for option exercises and related compensation	287	3	—	2,843	—	793	3,639
Preferred stock buyback	—	—	(23,732)	—	—	—	(23,732)
BALANCE, December 31, 2003	59,791	$598	$38,317	$682,816	$51,374	$(141)	$772,964

Net loss	—	—	—	—	(43,780)	—	(43,780)

Preferred stock dividends and discount accretion	—	—	—	—	(2,253)	—	(2,253)
Recognition of tax benefits related to employee option exercises	—	—	—	1,371	—	—	1,371
Issuance of restricted stock, shares for option exercises and related compensation	741	7	—	2,853	—	141	3,001
Preferred stock buyback	—	—	(38,317)	—	—	—	(38,317)
BALANCE, December 31, 2004	60,532	$605	—	$687,040	$5,341	—	$692,986

Net income	—	—	—	—	37,521	—	37,521

Preferred stock dividends and discount accretion	—	—	—	—	—	—	—
Recognition of tax benefits related to employee option exercises	—	—	—	—	—	—	—
Issuance of restricted stock, shares for option exercises and related compensation	92	1	—	2,948	—	—	2,949
Preferred stock buyback	—	—	—	—	—	—	—
BALANCE, December 31, 2005	60,624	$606	—	$689,988	$42,862	—	733,456

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,521	$(43,780)	$(179,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	12,093	12,221	12,803
Amortization of debt issuance costs and bond discount	1,753	7,380	2,155
Goodwill impairment	—	37,600	170,302
Minority interest in income of consolidated subsidiary	—	356	322
Compensation expense related to stock-based compensation	2,949	3,277	3,423
Deferred tax provision (benefit)	21,932	(12,914)	(23,329)
Acceleration of preferred stock discount accretion	—	496	918
Other-than-temporary impairment of exchange memberships owned	—	18,327	515
Tax benefit related to employee stock transactions	—	1,167	433
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	6,957	(9,552)	12,053
Securities purchased under agreements to resell	8,000	(74,000)	13,000
Receivable from brokers, dealers and clearing organizations	(500,210)	(15,782)	2,748
Receivable from customers	6,896	(7,121)	8,991
United States Government obligations	—	—	395,840
Securities owned, at market value:
Corporate equities	(809,621)	(53,810)	(159,273)
Options	(301,182)	(37,011)	(12,216)
Exchange-traded funds	(687,036)	(25,588)	(81,171)
Corporate bondsUnited States government obligations	—	(8)	—
Commissions receivable	1,091	(815)	(234)
Other assets	1,312	1,414	(3,773)
Payable to brokers and dealers	(40,788)	75,262	28,755
Payable to customers	1,028	(5,180)	(12,961)
Securities sold, but not yet purchased, at market value:
Corporate equities	1,580,156	32,136	126,257
Options	325,735	25,501	3,384
Exchange-traded funds	249,978	27,595	110,781
United States Government obligations	77,263	—	—
Accrued compensation	(15,473)	(4,638)	(12,352)
Accounts payable and other accrued expenses	2,888	(16,511)	(12,958)
Other liabilities	(651)	(63,085)	67,637
Income taxes payable	8,842	1,671	(3,760)
Net cash provided by (used in) operating activities	(8,567)	(125,392)	458,901
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(953)	(668)	(995)
Payments for purchases of exchange memberships	(332)	(340)	(19)
Net cash used in investing activities	(1,285)	(1,008)	(1,014)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt, promissory notes and long term debt	(6,954)	(3,000)	—
Repayment of minority interest	(356)	(322)	—
Proceeds from exercise of stock options	—	1,375	216
Issuance of new senior notes	—	460,000	—
Repurchase of old notes	—	(336,458)	—
Payment of common stock dividends	—	—	(14,288)
Payment of preferred stock dividends	—	(3,448)	(4,313)
Payment for preferred stock buyback	—	(39,186)	(24,650)
Net cash provided by (used in) financing activities	(7,310)	78,961	(43,035)
Increase (decrease) in cash and cash equivalents	(17,162)	(47,439)	414,852
CASH AND CASH EQUIVALENTS, beginning of year	444,446	491,885	77,033
CASH AND CASH EQUIVALENTS, end of year	$427,284	$444,446	$491,885

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Interest	$87,823	$63,533	$46,471
Income taxes	$2,288	$525	$20,193

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC, the 100% stockholder of LFSI, LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”, and collectively with the Holding Company, LaBranche & Co. LLC, LFSI, LSHI, LABDR, BV, LSP, LSPS and LSPE, the “Company”). LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and in equity securities on the American Stock Exchange (“AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges and provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer that operates as a specialist in ETFs traded on the NYSE. LSPE was organized to operate as a market-maker for ETFs in Europe, and was registered as a broker-dealer with the United Kingdom’s Financial Securities Authority in March 2006. LSPH was organized to operate as a market-maker for ETFs and engage in hedging transactions in Asia, and is in the process of registering as a broker-dealer with Hong Kong’s Securities and Futures Commission. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

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

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits held in banks and highly liquid investments with original maturities of 90 days or less. Certain portions of these balances are used to meet regulatory requirements (see Note 8).

Securities Transactions

Principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions are recorded on a settlement date basis and the related revenues and expenses are recorded on a trade date basis. Receivables from, and payables to, customers represent amounts due from or to customers of the Company in connection with cash and margin securities transactions. The value of certain receivables collateralized by customers’ securities held by the Company and by other broker-dealers for delivery to the Company, is not reflected in the accompanying consolidated financial statements. Corporate equities, options, ETFs, futures and other securities owned, and securities sold, but not yet purchased, are reflected at market value and unrealized gains and losses are presented as a component of “Net gain on principal transactions.” U.S. Government obligations, which are reported under “Securities owned, at market value” are reflected at market value. U.S. Government obligations included under “Cash and cash equivalents,” together with related interest receivable, which is reported under “Other assets,” approximate market value. Interest income related to U.S. Government obligations is included in “Revenues—Interest.”  Dividend income and expense and Securities and Exchange Commission (“SEC”) fees, as well as gains and losses from the trading of foreign currencies, are also presented as a component of “Net gain on principal transactions.” Dividend income and expense are recognized on the record date, which does not differ materially from the ex-date. In the normal course of business, the Company is permitted to use client margin securities to finance customer securities transactions, subject to certain regulatory guidelines. The market value for equity securities, ETFs and futures contracts is based on the closing price posted on the primary exchange on which they are traded. The market value of exchange-traded options is based on the national best bid/offer as determined by the Company’s options clearing agents.

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

Collateralized Financing Transactions

Securities purchased and sold under agreements to resell and repurchase, as well as securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount plus accrued interest. It is the policy of the Company to obtain possession of collateral with market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when necessary. The market value of securities received for securities purchased under agreements to resell at December 31, 2005 exceeded total cash paid. None of the securities received was subsequently repledged or resold.

Intangible Assets

Intangible assets are comprised of the Company’s specialist stock lists, trade name and goodwill acquired in connection with various acquisitions and the limited partner buyout that occurred in 1999 concurrent with the Company’s reorganization from partnership to corporate form. For material acquisitions through March 2001, the allocations of purchase price among these assets and determinations of their respective useful lives were based on independent appraisals. The useful lives of the acquired specialist stock lists were determined based upon analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based upon management’s analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared to the results of the independent appraisals conducted in connection with the acquisitions prior to April 2001.

Goodwill—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is not amortized. SFAS No. 142 requires that goodwill be tested annually for impairment (or more frequently when events or changes in circumstances indicate impairment testing may be necessary) by applying a fair value-based test. This test involves the comparison of the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, there is an indication that goodwill might be impaired, which requires additional testing. This additional testing entails estimating the implied fair value of reporting unit goodwill—through the use of discounted cash flows analysis and other measures—and comparing this implied fair value of reporting unit goodwill to its carrying value. Any excess of carrying value of reporting unit goodwill over its implied fair value is recognized as an impairment loss. For the years ended December 31, 2005, 2004 and 2003, the Company recorded goodwill impairment charges of $-0-, $37.6 million and $170.3 million,  respectively (see Note 6).

Trade Name—Under SFAS No. 142, the acquired trade name is not amortized. The Company tests its trade name for impairment annually (or more frequently if events or changes in circumstances indicate that the asset might be impaired) in conjunction with its goodwill impairment assessment. If the carrying amount of the trade name exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2005, the Company’s trade name was not impaired.

Specialist Stock Lists—Acquired specialist stock lists are amortized over their respective useful lives. The Company assesses its specialist stock lists for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Pursuant to SFAS No. 144, the Company evaluates its stock lists for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the stock lists, is recognized if the expected undiscounted cash flows relating to the stock lists are less than the corresponding carrying value. In conjunction with this evaluation, the Company also reviews the reasonableness of the specialist stock lists’ remaining useful lives. Any revisions to amortization periods are considered when developing the aforementioned undiscounted cash flows. As of December 31, 2005, the Company’s stock lists were not impaired.

Exchange Memberships

In accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities, exchange memberships owned by the Company are originally carried at cost or, if an other-than-temporary impairment in value has occurred, at adjusted cost, which reflects management’s estimate of fair value. In determining whether an other-than-temporary decline in value has occurred, the Company uses Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and Section M of Topic 5 of the SEC staff accounting bulletin series (“SAB No. 59”) as analogous guidance. For the years ended December 31, 2005, 2004 and 2003, the Company recognized impairment losses of $-0-, $18.3 million and $0.5 million,  respectively, on owned exchange memberships (see Note 5).

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of an entity’s assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The Company’s deferred tax assets are presented as a component of “Other assets” in the consolidated statements of financial condition. Tax contingencies, and related employment tax contingencies, are included under “Other liabilities” on the 2005 consolidated statement of financial condition. Contingent liabilities related to income taxes are recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies” are met.

Legal Contingencies

The Company records reserves related to legal proceedings in “Other liabilities.” Such reserves are established and maintained in accordance with SFAS No. 5, “Accounting for Contingencies,” FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss; an Interpretation of SFAS No. 5,” and SEC Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies.” The determination of these reserve amounts requires significant judgment on the part of management. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.

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

Stock-Based Compensation

Effective January 1, 2003, the Company began to account for stock-based employee compensation in accordance with the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of SFAS No. 123.” Under this method, compensation expense is recognized over the related service periods based on the fair value, as of the date of grant, of stock options and restricted stock units granted to employees on or after January 1, 2003. Such stock options and restricted stock units are included in “Stockholders’ equity” under SFAS No. 148 when services required from employees in exchange for the awards are rendered and expensed.

Had the Company recognized compensation expense over the relevant service period under the fair value-based method of SFAS No. 123 with respect to stock options granted for the year ended December 31, 2003 and prior years, net income (loss) applicable to common stockholders would have been reduced (or increased, where applicable), resulting in pro forma net income (loss) applicable to common stockholders and earnings (loss) per share as presented below:

	Years Ended December 31,
(000’s omitted, except per share data)	2005	2004	2003

Net income (loss) applicable to common stockholders, as reported	$37,521	$(46,033)	$(183,403)
Add: Stock-based compensation expense, net of related tax effects, included in reported net income (loss)	1,542	1,647	1,788
Less: Stock-based compensation expense, net of related tax effect, determined under SFAS 123	(1,736)	(6,908)	(8,913)
Pro forma net income (loss) applicable to common Stockholders	37,327	(51,294)	(190,528)

Basic earnings (loss) per share, as reported	$0.62	$(0.77)	$(3.08)
Basic earnings (loss) per share, pro forma	$0.62	$(0.86)	$(3.20)
Diluted earnings (loss) per share, as reported	$0.61	$(0.77)	$(3.08)
Diluted earnings (loss) per share, pro forma	$0.61	$(0.86)	$(3.20)

The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential effect stock-based compensation would have on net income (loss) in future periods.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supercedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) is effective as of January 1, 2006, using the modified prospective method. The Company currently does not expect the adoption of this standard to have a material impact on its financial condition, results of operations or cash flows, but the Company will continue to evaluate guidelines on this topic.

3.                                      RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The balances presented as receivable from and payable to brokers, dealers and clearing organizations consist of the following:

	December 31,
(000’s omitted)	2005	2004

Receivable from brokers, dealers and clearing organizations:

Securities borrowed	$19,354	$56,327
Receivable from clearing brokers and clearing organizations	625,010	81,881
Securities failed to deliver	10,643	15,542
Other receivables from brokers and dealers	3,624	4,671
	$658,631	$158,421

Payable to brokers and dealers:

Securities failed to receive	6,633	6,502
Securities loaned	0	6,930
Payable to clearing brokers	12,009	9,435
Other payables to brokers and dealers	61,004	97,567
	$79,646	$120,434

With respect to securities loaned, the Company receives collateral in the form of cash in an amount in excess of the market value of such securities. If counterparties to the Company’s securities loaned transactions have the right, by contract or custom, to sell or re-pledge the Company’s pledged proprietary securities, then the Company will disclose these securities as “securities pledged to counterparties” on the accompanying consolidated statement of financial condition. As of December 31, 2005, there were no pledged proprietary securities related to the Company’s securities loaned transactions.

The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

4.                                      NON-MARKETABLE SECURITIES

During 2005, the Company recognized a gain of approximately $11.0 million related to its non-marketable investments. Included in this amount is $9.6 million related to the release of an escrow in connection with a 2004 disposition of an investment. At December 31, 2005 and 2004, non-marketable securities totaling $7.1 million and $7.0 million, respectively, are included in “Other assets” on the consolidated statements of financial condition.

5.                                      EXCHANGE MEMBERSHIPS

In June 2004, the Company recognized a charge of approximately $18.3 million to reflect management’s determination of an other-than-temporary impairment of the carrying value of the Company’s NYSE memberships, based on management’s estimate of their fair value. As part of the Company’s assessment of the other-than-temporary impairment of these assets, management of the Company considered and evaluated various financial and economic factors directly affecting both the equity securities market as a whole and the specialist industry in particular, including recent sale and lease prices of NYSE memberships, historical trends of sales and lease prices of NYSE memberships and their duration, the current condition of the NYSE market structure and legal and regulatory developments affecting the NYSE market structure.

Of the total $18.3 million other-than-temporary impairment charge, approximately $16.3 million was attributed to the Company’s Specialist reporting unit and approximately $2.0 million was attributed to the Company’s Execution and Clearing reporting unit. The Company does not expect any future impairments relating to NYSE memberships (see Note 20).

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

Identifiable Intangible Assets

The Company’s acquired specialist stock lists are amortized over their respective lives ranging from 15 to 40 years, with a weighted-average amortization period of 39.6 years. The gross carrying amount, accumulated amortization and net carrying amount of acquired specialist stock lists are set forth below as of December 31:

(000’s omitted)	2005	2004

Gross carrying amount	$406,190	$406,190
Accumulated amortization	(55,362)	(44,986)
Net carrying amount	$350,828	$361,204

Amortization expense was approximately $10.4 million for each of the years ended December 31, 2005, 2004 and 2003. Estimated amortization expense for the existing specialist stock lists is $10.4 million for each of the fiscal years ending December 31, 2006 through December 31, 2010.

7.                                      INCOME TAXES

The components of the provision (benefit) for income taxes reflected on the accompanying consolidated statements of operations are set forth below:

	For the Years Ended December 31,
(000’s omitted)	2005	2004	2003
Current income taxes:
Federal	$(8,020)	$547	$10,904
Foreign, state and local	(328)	322	6,418
Total current	(8,348)	869	17,322

Deferred income taxes:
Federal	21,073	(8,129)	(14,685)
Foreign, state and local	859	(4,785)	(8,644)
Total deferred	21,932	(12,914)	(23,329)

Total provision (benefit) for income taxes	$13,584	$(12,045)	$(6,007)

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities. The following table presents the components of deferred tax asset and liability balances:

	For the Years Ended December 31,
(000’s omitted)	2005	2004
Deferred tax assets:
Compensation related	$2,179	$9,963
Acquisition intangibles and related goodwill	3,448	6,033
NOL carry-forward	4,265	24,087
Other	2,652	2,423
Total deferred tax assets	$12,544	$42,506

Deferred tax liabilities:
Acquisition intangibles (equity purchases)	$122,740	$133,240
Acquisition intangibles and goodwill (asset purchases)	19,906	17,113
Securities marked-to-market	2,135	3,935
Non marketable investment basis	580	934
Other	2,902	1,072
Total deferred tax liabilities	$148,263	$156,294

The 2005 net decrease in deferred tax assets was mainly attributable to the reduction of deferred compensation charges related to the termination of the RPM deferred compensation plan of $8.6 million, a $2.6 million decrease in acquisition intangibles amortized, a tax rate change of $1.0 million, the carryback of the Federal 2004 net operating loss to 2002 resulting in an $18.3 million refund and 2005 state/city NOL utilization of $1.5 million. There is no valuation allowance recorded against the deferred tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be deductible. Based on the Company’s level of historical taxable income, future reversals of existing taxable differences and all other available evidence, the deferred tax assets will more likely than not be realized.

The 2005 net decrease in deferred tax liabilities is due primarily to a tax rate change from 46.1% in 2004 to 43.5% in 2005 resulting in an $8.8 million decrease.

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

	For the Years Ended December 31,
	2005	2004	2003

U.S. Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes related to:
State and local taxes	8.5	4.0	0.8
Nondeductible acquisition intangibles and related goodwill impairment	—	(20.8)	(29.7)
Nondeductible penalty expense	—	—	(4.1)
Tax rate change and law change	(15.3)	—	—
Capital tax	1.9	—	—
Other	(3.5)	3.6	1.2
Effective tax rate	26.6%	21.8%	3.2%

In 2005, the Company recognized a tax benefit of $7.8 million for a tax rate change and state tax law change and $1.3 million for a reduction in tax liabilities due to the close of the statute of limitations with respect to a prior federal tax year.

In 2004, the Holding Company generated a tax net operating loss of $52.5 million that was carried-back to 2002 and resulted in a refund of $18.3 million that was received in April 2005. New York State and City, the principal state and local tax filing jurisdictions of the Holding Company, only allow a carryforward for 20 years. The company estimates $27 million of the available state/city NOL will be utilized in 2005.

As a result of the Company’s March 2001 acquisition of Internet Trading Technologies, Inc. (“ITTI”), net operating loss (“NOL”) carryforwards totaled $1.3 million and $1.6 million as of December 31, 2005 and 2004, respectively. The utilization of these NOLs as a tax deduction is limited under Section 382 of the Internal Revenue Code to $0.2 million per year. The Company was not allowed to utilize any ITTI NOLs in 2004 due to the overall tax net loss position of the Holding Company. These NOLs will begin to expire between 2019 and 2021.

Tax benefits of approximately $1.2 million and $0.4 million for the years ended December 31, 2004 and 2003, respectively, were credited directly to goodwill or additional paid-in capital in the accompanying consolidated statements of financial condition and changes in stockholders’ equity. These tax benefits related to the vesting of restricted stock units, shares of restricted stock and the exercise of stock options.

8.             CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1 as adopted and administered by the SEC, NYSE, and AMEX. LaBranche is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of December 31, 2005 and 2004, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $459.8 million and $455.1 million, respectively, which exceeded minimum requirements by $458.1 million and $453.2 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio was .05 to 1 and .06 to 1, as of December 31, 2005 and 2004, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. LaBranche & Co. LLC’s and LSPS’ required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, was $459.3 million and $458.7 million as of December 31, 2005 and 2004, respectively. LSPS is not required to perform a net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceed the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS. The majority of LaBranche & Co. LLC’s and LSPS’ net liquid assets is comprised of cash and cash equivalents, marketable securities owned and receivables from broker-dealers.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist firm is registered. As of December 31, 2005, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2% of aggregate debit items, as defined. As of December 31, 2005 and 2004, LFSI’s net capital, as defined, was $19.7 million and $12.5 million, respectively, which exceeded its minimum requirements by $18.2 million and $11.0 million, respectively.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of January 4, 2006, to comply with its December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $1.2 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.2 million. As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $0.1 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.1 million. In addition, the PAIB Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation. As of January 4, 2006, to comply with its December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $5.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $2.0 million. As of January 4, 2005, to comply with its December 31, 2004 requirement, cash and U.S. Treasury Bills in the amount of $4.4 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $3.4 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2005 and 2004, LSP’s net capital, as defined, was $56.8 million and $23.8 million, respectively, which exceeded its minimum requirements by $55.7 million and $23.2 million, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2005 and 2004, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $10.7 million and $4.4 million, respectively, which exceeded its minimum requirement by $10.6 million and $4.3 million, respectively. LSPS’ aggregate indebtedness to net capital ratio was .16 to 1 and .13 to 1 as of December 31, 2005 and 2004, respectively.

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

The Senior Notes were issued pursuant to a new indenture that is similar to the indentures that governed the Old Notes prior to their amendment in connection with the May 2004 debt refinancing. The new indenture includes certain covenants that, among other things, limit the Company’s ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on the Company’s assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, the Company’s ability to incur additional indebtedness (other than certain “permitted indebtedness”), pay dividends, redeem stock or repurchase subordinated indebtedness prior to maturity will be limited if the Company’s consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1 on and after December 31, 2004. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) the Company’s consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of the Company’s consolidated interest expense and a tax-effected multiple of any dividend payments that the Company might make with respect to preferred stock. As of December 31, 2005, the Company’s consolidated fixed charge coverage ratio was approximately 2.02:1. The indenture governing the Senior Notes provides for certain exceptions to the limitations on restricted payments, including, for example, the Company’s July 2004 repurchase of all then-outstanding shares of its Series B preferred stock, repurchase of the Company’s Senior Notes, and any “restricted payments” up to an aggregate of $15.0 million over the life of the indenture.

In addition, under the indenture governing the Senior Notes, if, at any time, the Company’s cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of the Company’s cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss), and (B) 100.0% of the net cash proceeds received from any issuance or sale of the Company’s capital stock since July 1, 2004, plus (ii) $15.0 million, the Company will not be entitled to make a “restricted payment” at such time. As of December 31, 2005, our cumulative consolidated net income since July 1, 2004 was $39.6 million, and the Company had received approximately $1.4 million upon the exercise of options since July 1, 2004. Accordingly, as of December 31, 2005 the Company was entitled to make restricted payments up to $21.2 million, plus the $15.0 million “basket” described above, for an aggregate total of $36.2 million.

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

The Company’s short term and long term debt as of December 31, 2005 and 2004 are as follows:

Short Term Debt

As of December 31, 2005, the Company had no short-term debt other than the $3.0 million principal amount due on June 3, 2006, with respect to the five subordinated notes in the initial aggregate principal amount of $15.0 million described below in Note 10. “Subordinated Liabilities.”

As of December 31, 2004, the Holding Company was obligated under a promissory note for $2.0 million assumed in connection with the RPM acquisition, which was issued to a family member of a former employee of RPM. This note bore interest at 12.5% per year until June 14, 2003, and bore interest at 8.0% per year through June 14, 2005, its maturity date. In June 2005, the Company paid this $2.0 million note, plus accrued and unpaid interest thereon, in full.

Long Term Debt

As of December 31, 2005, long term debt of the Company was comprised of (a) $459.8 million aggregate principal amount of Senior Notes, (b) $13.6 million aggregate principal amount of remaining 2007 Notes, the carrying value of which is approximately $13.5 million, and (c) eight separate $1.0 million promissory notes (this indebtedness accrued interest at the rate of 10.0% per year until August 7, 2003 and thereafter accrues interest at a rate of 9.0% per year, payable semiannually, and matures on August 7, 2007). Debt issuance costs, totaling approximately $5.5 million for the 2009 Senior Notes and approximately $7.2 million for the 2012 Senior Notes, are being amortized over the life of the Senior Notes as an adjustment to interest expense. For the year ended December 31, 2005, interest expense related to the Senior Notes totaled $49.2 million. For the years ended December 31, 2005, 2004 and 2003, interest expense related to the $8.0 million promissory notes totaled $0.7 million, $0.7 million and $0.8 million, respectively.

As of December 31, 2004, long term debt was comprised of (a) $459.9 million aggregate principal amount of Senior Notes, (b) $13.6 million aggregate principal amount of remaining 2007 Notes, the carrying value of which was approximately $13.5 million, and (c) eight separate $1.0 million promissory notes (this indebtedness accrued interest at the rate of 10.0% per year until August 7, 2003 and thereafter accrues interest at a rate of 9.0% per year, payable semiannually, and matures on August 7, 2007). Debt issuance costs, totaling approximately $5.5 million for the 2009 Senior Notes and approximately $7.2 million for the 2012 Senior Notes, are being amortized over the life of the Senior Notes as an adjustment to interest expense. For the year ended December 31, 2004, interest expense related to the Senior Notes totaled $30.3 million. For the years ended December 31, 2004, 2003 and 2002, interest expense related to the eight separate $1.0 million promissory notes totaled $0.7 million, $0.8 million and $0.3 million, respectively.

Principal maturities of long term debt as of December 31, 2005 are as follows:

(000’s omitted)

Year Ending December 31,	Amount

2006	$—
2007	21,642
2008	—
2009	199,845
2010	—
Thereafter	259,992
Total	$481,479

In October 2005, LaBranche & Co. LLC extended its $200.0 million committed line of credit agreement with a bank to October 2006 on the same terms and conditions. The committed line of credit, which is available to finance LaBranche & Co. LLC’s specialist activities, may be extended by LaBranche & Co. LLC—subject to the bank’s approval—for additional one-year terms by giving written notice to the bank at least 30 days prior to the then-current scheduled termination date. Amounts outstanding under this credit agreement would be secured by LaBranche & Co. LLC’s inventory of specialist stocks and would bear interest at the bank’s broker loan rate. In order to maintain the availability of funds under this credit facility, LaBranche & Co. LLC must comply with certain financial and other covenants. LaBranche & Co. LLC is currently in compliance with these covenants.

10.          SUBORDINATED LIABILITIES

LaBranche & Co. LLC is a party to subordinated loan agreements under which it has incurred indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at an annual rate of 10.0%. Three agreements representing approximately $1.1 million mature within the first six months of 2006, and four agreements representing approximately $2.3 million mature within the last six months of 2006, These subordinated loans all have automatic rollover provisions, and each scheduled maturity date will be extended an additional year, unless the lender gives LaBranche & Co. LLC seven months advance notice that the maturity date will not be extended. LaBranche & Co. LLC is entitled to prepay these subordinated loans without penalty under the terms of the agreements relating thereto. Interest expense incurred on these and other similar subordinated loan agreements which have been repaid was approximately $0.4 million for the year ended December 31, 2005 and $0.5 million for each of the years ended December 31, 2004 and 2003.

In 1998, LaBranche & Co. LLC issued five subordinated notes representing aggregate indebtedness of $15.0 million, which mature in equal installments of $3.0 million payable on June 3, 2004, 2005, 2006, 2007 and 2008, and bear interest at an annual rate of 7.7%, payable on a quarterly basis. On June 3, 2005, LaBranche & Co. LLC repaid $3.0 million of these subordinated notes. As of December 31, 2005, $9.0 million remained outstanding under these subordinated notes, which are senior to all other subordinated notes of LaBranche & Co. LLC. The agreements covering these subordinated notes require LaBranche & Co. LLC to comply with certain covenants that, among other things, restrict the type of business in which LaBranche & Co. LLC may engage, set certain net capital levels and prohibit restricted payments, as defined. Interest expense incurred on these subordinated notes for the years ended December 31, 2005, 2004 and 2003 was approximately $0.8 million, $1.0 million and $1.2 million, respectively.

11.          STOCKHOLDERS’ EQUITY

On January 21, 2004, the Company completed an exchange offer pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended, pursuant to which the Company exchanged one share of a newly-created Series B preferred stock for each share of its then-issued and outstanding Series A preferred stock. In the exchange offer, all of the approximately 39,186 outstanding shares of Series A preferred stock were exchanged by the fourteen holders of record for shares of the Company’s Series B preferred stock. Issuance of the newly-created shares of Series B preferred stock was contingent upon the tender for exchange of 100% of the then-issued and outstanding shares of Series A preferred stock.

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

For the years ended December 31, 2005, 2004 and 2003, dividends declared per common share were $0.00, $0.00 and $0.24, respectively. In October 2003, the board of directors suspended indefinitely the payment of dividends.

12.          EARNINGS (LOSS) PER SHARE

The computations of basic and diluted earnings (loss) per share are set forth below:

	Years Ended December 31,
(000’s omitted, except per share data)	2005	2004	2003
Net income (loss)	$37,521	$(43,780)	$(179,389)
Less: preferred dividends and discount accretion	—	2,253	4,014
Numerator for basic and diluted earnings (loss) per share – net income (loss) applicable to common stockholders	$37,521	$(46,033)	$(183,403)
Denominator for basic earnings (loss) per share – weighted-average number of common shares outstanding	60,617	59,905	59,614
Dilutive shares:
Stock options	—	—	—
Restricted stock	—	—	—
Restricted stock units	442	—	—
Denominator for diluted earnings (loss) per share – weighted-average number of common shares outstanding	61,059	59,905	59,614
Basic earnings (loss) per share	$0.62	$(0.77)	$(3.08)
Diluted earnings (loss) per share	$0.61	$(0.77)	$(3.08)

The exercise prices for options to purchase an aggregate of 1,709,778 shares of common stock exceeded the average market price of the Company’s common stock for the year ended December 31, 2005. In addition, potential common shares relating to restricted stock and restricted stock units whose fair value was below the average market price of the Company’s common stock for the year ended December 31, 2005 totaled 651,518. Accordingly, the above calculations of diluted earnings per share for 2005 do not include the antidilutive effect of these stock based awards. Potential common shares relating to options totaling 2,319,167 and 3,626,891 for the years ended December 31, 2004 and 2003, respectively, and to restricted stock and restricted stock units totaling 574,353 and 295,945 for the years ended December 31, 2004 and 2003, respectively, were excluded from the diluted loss per share calculation for the years ended December 31, 2004 and 2003 because their effect was antidilutive.

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

On April 22, 2003, LSP formed an options specialist joint account on the AMEX (the “Joint Account”) with Botta Capital Management, LLC (“Botta”). LSP contributed $1.5 million of capital for the operation of the Joint Account and managed the Joint Account’s business on the trading floor of the AMEX. Botta contributed its right to act as specialist in certain AMEX option listings. On October 10, 2005, the Joint Account was terminated. Prior to its termination, annual net profits of the Joint Account generated from specialist activities in the Joint Account’s AMEX listed options were shared by LSP and Botta on a 66%/34% basis, respectively, and LSP bore 100% of any annual net losses. After the fourth anniversary of the formation of the Joint Account, Botta was no longer to have any interest in the Joint Account or the AMEX option listings it contributed to the Joint Account. The results of the Joint Account have been included in the Company’s consolidated financial statements since April 22, 2003 through the date of its termination on October 10, 2005. Botta’s share of the net assets and net income of the Joint Account are classified as minority interest on the accompanying 2004 and 2003 consolidated statements of financial condition and statements of operations.

On October 10, 2005, the Joint Account was reconstituted as a new option joint account on the AMEX (the “New Joint Account”) among LSP, an unaffiliated individual and Kellogg Capital Group LLC (“Kellogg”). LSP received back all of its capital contributed to the Joint Account and any undistributed profits from the Joint Account prior to October 10, 2005. LSP contributed no capital to the New Joint Account, but did contribute its right to act as specialist in certain AMEX option listings. Under the terms of the New Joint Account, Kellogg is managing the New Joint Account’s business on the floor of the AMEX. For the first three years of operation, annual net profits of the New Joint Account generated from its specialist activities are shared by LSP, the individual and Kellogg on a 33-1/3%, 33-1/3% and 33-1/3% basis, respectively, and each of Kellogg and the individual bears 50% of any net losses of the New Joint Account. After the third anniversary of the formation of the New Joint Account, LSP will no longer have any interest in the New Joint Account or the AMEX option listings it contributed to the New Joint Account. The results of the New Joint Account are accounted on an equity basis on the books of LSP.

14.          EMPLOYEE INCENTIVE PLANS

Equity Incentive Plan

The Company sponsors an Equity Incentive Plan (“EIP”) which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The Company has a total of 7,687,500 shares of common stock reserved for issuance under the EIP, of which 3,499,472 shares remain available for issuance as of December 31, 2005. The maximum number of shares of common stock with respect to which options, restricted stock, restricted stock units or other equity-based awards may be granted under the EIP during any calendar year to any employee may not exceed 500,000 shares, subject to adjustment upon certain corporate transactions.

Restricted Stock and Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) to employees in connection with its initial public offering and subsequently as stock-based compensation. The Company has granted restricted stock (“RS”) as part of employment contracts and in connection with certain acquisitions. In general, both the restricted stock units and the restricted stock awards vest in one to five annual installments on the anniversary of the date of grant. Compensation expense for all of these RS and RSU awards is recognized on a straight-line basis over the respective vesting periods. In addition, all of these awards are subject to the employees’ continuing service with the Company and other restrictions. The weighted average grant-date value of the 806,000 RSUs granted during the year ended December 31, 2005 was $8.43 per share. For the years ended December 31, 2005, 2004 and 2003, the Company recorded compensation expense related to these awards, net of forfeitures, and a credit to additional paid-in-capital, of $2.7 million, $3.1 million and $3.4 million, respectively.

The following table provides information about grants of RS and RSUs:

Number of Shares
RS and RSUs Outstanding as of December 31, 2002	544,118
Granted	46,000
Vested	(289,833)
Forfeited	(4,340)
RS and RSUs Outstanding as of December 31, 2003	295,945
Granted	600,000
Vested	(236,082)
Forfeited	(85,510)
RS and RSUs Outstanding as of December 31, 2004	574,353
Granted	806,000
Vested	(67,354)
Forfeited	(219,333)
RS and RSUs Outstanding as of December 31, 2005	1,093,666

Stock Options

In general, the stock options granted to employees as stock-based compensation vest and become exercisable in annual installments over three years. Options granted as part of purchase accounting acquisitions were fully vested and exercisable on the grant date. Pursuant to APB No. 25, no compensation expense was recognized for any of these option grants since, on the date of grant, these options had no intrinsic value. In addition, these option grants will generally expire ten years from the date of grant, unless sooner terminated or exercised.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2002	3,672,669	22.98
Options Granted	—	—
Options Exercised	(15,778)	13.67
Options Forfeited	(30,000)	35.00
Options Outstanding as of December 31, 2003	3,626,891	22.92
Options Granted	—	—
Options Exercised	(493,890)	2.78
Options Forfeited	(813,834)	26.44
Options Outstanding as of December 31, 2004	2,319,167	$25.97
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(609,389)	27.61
Options Outstanding as of December 31, 2005	1,709,778	$25.39

Options Exercisable as of:
December 31, 2003	2,074,391	13.76
December 31, 2004	1,632,500	$22.18
December 31, 2005	1,709,778	$25.39

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	764,778	4.15	$13.93	764,778	$13.93
21.00 – 30.99	75,000	6.82	27.50	75,000	27.50
$31.00 – $40.99	870,000	5.99	$35.29	870,000	$35.29
	1,709,778			1,709,778

Senior Executive Bonus Plan

The Senior Executive Bonus Plan, adopted in May 2003, is intended to provide for the payment to the Company’s Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. Bonuses are payable in cash and/or equity-based awards under the Company’s EIP. For the years ended December 31, 2004 and 2003, no bonuses were paid under this plan. However, for the year ended December 31, 2005, these executive officers were awarded cash bonuses under this plan totaling approximately $3.3 million, and such amount is included in employee compensation and employee benefits in the Company’s Consoldated Statements of Operations.

15.          RETIREMENT PLAN

The Company has a defined contribution retirement plan (the “Plan”) that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

All employees are eligible to participate in the Plan after they have completed three months of service. Participants are entitled to contribute voluntarily in an amount equal to not less than 1% and not more than 60% of their annual pre-tax compensation, up to the maximum amount permitted under Internal Revenue Service (“IRS”) regulations for the applicable Plan year. The Company, acting in its sole discretion, can declare and make employer matching contributions and additional voluntary contributions for all eligible employees who have completed one year of service, and/or have been credited with 1,000 hours of service. During the years ended December 31, 2005, 2004 and 2003, the Company contributed approximately $1.1 million, $0.8 million and $1.0 million, respectively, as employer matching contributions to the Plan, and such amount is included in employee compensation and employee benefits in the Company’s Consoldated Statements of Operations.

16.          DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all the Company’s assets and liabilities are carried at fair value or contracted amounts, which approximate fair value. The fair value of fixed rate debt, in millions, is as follows:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
2007 Notes	13.6	15.2	13.6	14.6
2009 Senior Notes	199.8	211.8	199.9	202.9
2012 Senior Notes	260.0	283.4	260.0	276.9
Other	$20.4	$20.1	$27.3	$27.4

For 2005 and 2004, the fair value of the 2007 Notes was determined using current market rates to discount their cash flows as of December 31, 2005 and 2004, respectively. The fair values of the 2009 Senior Notes and 2012 Senior Notes were determined based upon their respective market values as of December 31, 2005 and 2004, respectively. For both fiscal years, the fair value of the fixed rate and other notes was determined using current market rates to discount their cash flows.

17.          BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities and rights listed on the NYSE, as a specialist in equities, options, ETFs, and futures on several exchanges, as well as a market-maker in ETFs, futures and options on several exchanges. This segment also provides support services for the NYSE specialist activities. The Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LABDR and BV since they share similar economic characteristics.

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

	For the Years Ended December 31,
(000’s omitted):	2005	2004	2003
Specialist and Market Making Segment:
Revenues	$283,573	$245,023	$256,583
Operating expenses	169,475	137,150	133,016
Goodwill impairment	—	37,600	166,250
Exchange memberships impairment	—	16,300	—
Restitution and fines	—	—	63,519
Depreciation and amortization expense	11,516	11,649	11,715
Income (loss) before minority interest and taxes	102,582	42,324	(117,917)
Segment goodwill	250,569	250,569	289,593
Segment assets	$4,102,592	$1,849,108	$1,785,098

Execution and Clearing Segment:
Revenues	$42,804	$48,016	$47,909
Operating expenses	45,303	52,357	56,285
Goodwill impairment	—	—	4,052
Exchange memberships impairment	—	2,027	515
Depreciation and amortization expense	450	470	1,008
Loss before minority interest and taxes	$(2,949)	$(6,838)	$(13,951)

Segment goodwill	—	—	—
Segment assets	$51,940	$54,724	$59,927

Other (1):
Revenues	$13,813	$26,008	$1,497
Operating expenses	62,214	67,832	54,623
Debt repurchase premium	—	49,029	—
Depreciation and amortization expense	127	102	80
Loss before minority interest and taxes	(48,528)	(90,955)	(53,206)
Segment assets	$129,763	$151,265	$118,065

Total:
Revenues	$340,190	$319,047	$305,989
Operating expenses	276,992	257,339	243,924
Goodwill impairment	—	37,600	170,302
Exchange memberships impairment	—	18,327	515
Debt repurchase premium	—	49,029	—
Restitution and fines	—	—	63,519
Depreciation and amortization expense	12,093	12,221	12,803
Income (loss) before minority interest and taxes	$51,105	$(55,469)	$(185,074)
Goodwill	250,569	250,569	289,593
Total assets	$4,284,295	$2,055,097	$1,963,090

(1)           Other is comprised primarily of the interest costs on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily gains from non-marketable investments and interest income), and elimination entries.

18.          FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET RISK

As specialists and market-makers on the NYSE, AMEX, NYBOT, PHLX and other exchanges, LaBranche & Co. LLC, LFSI, LSP and LSPS are engaged in various securities trading and lending activities. In connection with their specialist activities, LaBranche & Co. LLC, LSP and LSPS assume positions in stocks for which they are responsible. LaBranche & Co. LLC, LFSI, LSP and LSPS are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions, and they are also exposed to market risk associated with the sale of securities sold but not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC, LFSI, LSP and LSPS may be required to purchase or sell financial instruments, which may result in a loss.

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

19.          COMMITMENTS AND CONTINGENCIES

Contingencies

Specialist Trading Investigations. On March 30, 2004, LaBranche & Co. LLC and other NYSE specialist firms entered into agreements with the SEC and NYSE to settle the SEC and NYSE investigations concerning alleged improper specialist trading practices by specialists on the NYSE. Pursuant to the settlement, LaBranche & Co. LLC consented, without admitting or denying any wrongdoing, to an SEC order instituting administrative cease-and-desist proceedings, making findings, and imposing remedial sanctions and a cease-and-desist order. The SEC’s findings, neither admitted nor denied, included violations by LaBranche & Co. LLC of Section 11(b) of the Exchange Act and Rule 11b-1 promulgated thereunder, NYSE Rules 104, 92, 123B, 401 and 342, and Section 15(b)(4)(E) of the Exchange Act. The Section 15(b)(4)(E) finding includes a failure reasonably to supervise individual specialists who, the finding states, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder with respect to transactions in six particular stocks. Pursuant to the settlement, LaBranche & Co. LLC paid $41.6 million in restitution and $21.9 million in a civil money penalty, which the Company accrued for the year ended December 31, 2003, in connection with trades that occurred during the years 1999 through 2003 and has agreed to undertakings stated in the SEC’s order. Subsequently, the Company received additional requests for information from the SEC and also has received requests for information from the United States Attorney’s Office for the Southern

District of New York as part of an industry-wide investigation relating to activities of NYSE floor specialists in recent years. The Company has cooperated with the requests and will continue to cooperate with any future requests.

On April 12, 2005, criminal and civil charges were announced against a number of individuals employed or formerly employed as specialists at the five largest NYSE specialist firms, including one specialist formerly employed by LaBranche & Co. LLC.

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

On June 7, 2004, plaintiffs filed a Consolidated Class Action Complaint. On July 12, 2004, plaintiffs filed a Corrected Consolidated Class Action Complaint. Plaintiffs allege that they represent a class consisting of persons and entities that purchased or otherwise acquired the Company’s common stock during the period beginning on August 19, 1999 and concluding on October 15, 2003. Plaintiffs allege that the Company, LaBranche & Co. LLC, and certain of the Company’s and/or LaBranche & Co. LLC’s past or present officers and/or directors, including George M.L. LaBranche, IV, William J. Burke, III, James G. Gallagher, Alfred O. Hayward, Jr., Robert M. Murphy and Harvey S. Traison, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by failing to disclose improper specialist trading. Plaintiffs also allege that Mr. Gallagher violated Section 20A of the Exchange Act and two other of the Company’s past or present officers and/or directors, S. Lawrence Prendergast and George E. Robb, Jr., also violated Section 20(a) of the Exchange Act. Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses.

On December 12, 2005, motions to dismiss were granted in part and denied in part. The court dismissed the Section 10(b) claims in their entirety against Messrs. Burke, Gallagher and Traison, dismissed the Section 10(b) claims for the period August 19, 1999 through December 30, 2001 against Messrs. LaBranche, Murphy and Hayward, and dismissed the Section 20A claim against Mr. Gallagher.

In re NYSE Specialists Securities Litigation. On or about October 16, 2003 through December 16, 2003, four purported class action lawsuits were brought by persons or entities who purchased and/or sold shares of stocks of NYSE listed companies for which LaBranche & Co. LLC and any other NYSE specialist firm acted as specialist, including Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and the California Public Employees’ Retirement

System (CalPERS) v. The New York Stock Exchange, Inc., et al., No. 03 CV 9968. On March 11, 2004, a fifth action asserting similar claims, Rosenbaum Partners, LP v. The New York Stock Exchange, Inc., et al., No. 04 CV 2038, was filed in the United States District Court for the Southern District of New York by an individual plaintiff who does not allege to represent a class. On May 27, 2004, the court consolidated these lawsuits under the caption In re NYSE Specialists Securities Litigation, No. CV 8264. The court named the following lead plaintiffs: California Public Employees’ Retirement System (“CalPERS”) and Empire Programs, Inc.

On September 15, 2004, plaintiffs filed a Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty alleging that they represent a class consisting of all public investors who purchased and/or sold shares of stock listed on the NYSE from October 17, 1998 to October 15, 2003. Plaintiffs allege that the Company, LaBranche & Co. LLC, Mr. LaBranche, and other NYSE specialist firms and their respective parents and affiliates violated Section 10(b), Rule 10b-5 and Section 20(a) by failing to disclose improper specialist trading, improperly profiting on purchases and/or sales of NYSE-listed securities and breaching and/or aiding and abetting breaches of fiduciary duty. Plaintiffs also name the NYSE as a defendant. Plaintiffs seek unspecified money damages, restitution, forfeiture of fees, commissions and other compensation, equitable and/or injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on trading proceeds, and attorneys’ fees and reimbursement of expenses.

On December 12, 2005, defendants’ motion to dismiss was granted in part and denied in part. The court dismissed plaintiffs’ Section 10(b) and Section 20(a) claims against all defendants for conduct that occurred before January 1, 1999 and dismissed plaintiffs’ breach of fiduciary duty claims against all defendants. The court also dismissed all claims against the NYSE and certain claims against certain parents and affiliates of specialists other than LaBranche & Co. LLC.

On February 2, 2006, plaintiffs filed an Amended Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty, adding Robert A. Martin as a plaintiff. This complaint is otherwise identical to plaintiffs’ Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty.

Last Atlantis, Rule and Martin. On January 20, 2004, six entities that allege that they are purchasers and sellers of options commenced an action in the United States District Court for the Northern District of Illinois, Last Atlantis Capital LLC v. Chicago Board Options Exchange, Inc., et al., No. 04 C 0397, against four national securities exchanges (the American Stock Exchange, the Chicago Board Options Exchange, the Philadelphia Stock Exchange and Pacific Exchange) and 35 alleged securities brokers and/or dealers, including the Company’s LSP subsidiary, who, plaintiffs allege, made markets in options on the named exchanges. Plaintiffs allege that the Company and LSP conspired with other defendants by allegedly failing to execute orders, canceling orders, and refusing to cancel orders allegedly submitted by plaintiffs for the purchase and sale of options. Plaintiffs allege violations of federal antitrust laws (Sections 1 of the Sherman Act), and securities law (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, violations of an Illinois consumer fraud and deceptive business practices statute, and tortious interference with plaintiffs’ business.

Injunctive relief and damages (including punitive damages) in an unspecified amount are sought.

On January 28, 2005, Bryan Rule, an individual represented by the same counsel who represent the plaintiffs in the Last Atlantis case, commenced a substantially similar action in the United States District Court for the Northern District of Illinois, Rule v. Chicago Board Options Exchange, Inc., et al., No. 05 CV 0539, making substantially the same allegations and seeking the same relief against the same defendants, including LSP and the Company.

On March 30, 2005, the court dismissed the Last Atlantis action. On April 13, 2005, plaintiffs in the Last Atlantis action filed a motion for reconsideration. On May 9, 2005, the court denied plaintiffs’ motion for reconsideration with respect to their antitrust claims but granted plaintiffs leave to seek to re-assert their securities law claims (Section 10(b) of the Exchange Act and Rule 10b-5). On June 9, 2005, the court clarified its ruling on the motion for reconsideration and granted plaintiffs leave to seek to re-assert their breach of contract, common law fraud, breach of fiduciary duty, Illinois consumer fraud and deceptive business practices statute and tortious interference with plaintiffs’ business claims.

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

On June 24, 2005, plaintiffs filed a motion for leave to file a second amended complaint, which does not include antitrust claims, but does assert securities law (Section 10(b) of the Exchange Act and Rule 10b-5), breach of contract, common law fraud, breach of fiduciary duty, Illinois consumer fraud and deceptive business practices statute, tortious interference with plaintiffs’ business, and tortious interference with contracts claims, and purports to join Mr. Rule and River North Investors LLC as plaintiffs.

On July 15, 2005, the Court dismissed the Rule action due to plaintiffs’ failure to serve process on the defendants in the matter.

On September 28, 2005, Mr. Rule and River North Investors LLC, who, as stated above, now are plaintiffs in the Last Atlantis action, commenced an action in the United States District Court for the Northern District of Illinois, Rule et al. v. Chicago Board Options Exchange, Inc., et al., No. 05 C 5600.  The complaint in this action is substantially similar to the second amended complaint in the Last Atlantis action, making substantially the same allegations and seeking the same relief against the same defendants, including LSP and the Company, except that the complaint in this action also asserts a federal antitrust law claim (Section 1 of the Sherman Act). Mr. Rule and River North Investors are proceeding pursuant to what the court has described as a stipulation that their antitrust law claims have been dismissed on the same basis as the antitrust law claims were dismissed in the Last Atlantis action.

On September 30, 2005, Brad Martin commenced an action in the United States District Court for the Northern District of Illinois, Martin v. Chicago Board Options Exchange, Inc., et al., No. 05 C 5671.  The complaint in this action is substantially similar to the second amended complaint in the Last Atlantis action and the complaint in the Rule action, making substantially the same allegations and seeking the same relief against the same defendants, including LSP and the Company, except that the complaint in this action, like the complaint in the Rule action, also asserts a federal antitrust law claim (Section 1 of the Sherman Act).   Mr. Martin is proceeding pursuant to what the court has described as a stipulation that their antitrust law claims have been dismissed on the same basis as the antitrust law claims were dismissed in the Last Atlantis action.

On October 4, 2005, the court granted the plaintiffs’ motion for leave to file a second amended complaint in the Last Atlantis action and to join Mr. Rule and River North Investors LLC as plaintiffs.  On October 5, 2005, the second amended complaint was filed.

On November 10, 2005, the court consolidated into the Last Atlantis action, the Rule and River North Investors LLC action that was commenced on September 28, 2005 (No. 05 C 5600) and the Martin action that was commenced on September 30, 2005 (No. 05 C 5671).

EEOC/Servidio Litigation.  On September 27, 2005, the Equal Employment Opportunity Commission (the “EEOC”) commenced an action in the United States District Court for the Southern District of New York, EEOC v. LaBranche & Co Inc., No. 05 CV 8304, on behalf of Peter Servidio, a former employee of LaBranche & Co. LLC.  The complaint in this action alleges that the Company harassed and discriminated against Mr. Servidio on the basis of a disability, retaliated against him for complaining about the alleged harassment and constructively discharged him.  The complaint seeks injunctive relief and monetary damages, including reinstatement, back pay and front pay.

On September 28, 2005, Mr. Servidio moved to intervene in the action. Mr. Servidio’s complaint adds Mr. Hayward and the Company’s former senior managing director of floor operations, Anthony Corso, as defendants, and also adds claims under the New York City Human Rights Law. The allegations in Mr. Servidio’s complaint include the allegations in the EEOC’s complaint and also allege that Mr. Servidio was not promoted due to his disability. The EEOC complaint seeks (i) unspecified compensation for past and future pecuniary and non-pecuniary losses resulting from the alleged discrimination, (ii) an order enjoining discrimination on the basis of disability; and (iii) an order requiring institution and enforcement of policies providing equal employment opportunities for qualified individuals with disabilities. Mr. Servidio’s complaint seeks unspecified compensatory damages, punitive damages, other affirmative relief, costs and attorneys’ fees.

NASD/AMEX Notice of Disciplinary Action. On December 15, 2004, LaBranche & Co. LLC received a notice from the NASD Amex Regulation Division stating a preliminary determination has been made by the NASD Amex Regulation Division’s staff to seek disciplinary action against LaBranche & Co. LLC for violations of certain federal securities laws and the Amex Constitution and Rules, including Sections 10(b), 9A and 17(a) of the Exchange Act, in connection with manual book freezes effected in one of LaBranche & Co. LLC’s Amex specialist stocks during the period March 8, 2004 through October 21, 2004.  Prior to receiving this notice, the Company had determined that the individual specialist responsible for the book freezes failed to adhere to company policy and had terminated that employee. The Company has submitted a response to the staff of the NASD Amex Regulation Division setting forth the reasons why disciplinary action should not be brought against LaBranche & Co. LLC and the Company is cooperating with the NASD Amex Regulation Division in this matter.

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

In addition to the proceedings described above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory actions incidental to the ordinary course of its and their respective businesses. While the ultimate outcome of those claims, lawsuits and regulatory actions which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims, proceedings and regulatory actions, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Years Ending December 31,

2006	1,932,594
2007	1,594,034
2008	203,633
2009	77,881
2010	57,520
Thereafter	101,290
Total	$3,966,952

20.          SUBSEQUENT EVENTS

As of December 31, 2005 the Company owned 39 NYSE memberships out of a total 1366 NYSE memberships, representing a 2.9% ownership interest in the NYSE. The Company has accounted for its investment in these memberships under the adjusted cost method since its inception. On April 20, 2005, the NYSE and Archipelago Holdings, Inc. entered into a definitive merger agreement, as amended and restated on July 20, 2005 (as so amended, the “NYSE Merger Agreement”), pursuant to which Archipelago and NYSE agreed to combine their businesses and become wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (collectively, the “NYSE Merger”).

On March 7, 2006, the NYSE Merger was consummated, and each NYSE membership became entitled to receive in exchange for the NYSE membership $300,000 in cash, plus 80,177 shares of NYSE Group common stock. In addition, immediately prior to the consummation of the NYSE Merger, the NYSE announced a “permitted dividend” to be paid to each NYSE membership in the amount of approximately $70,570, which was equivalent to the membership’s pro rata portion of the NYSE’s “excess cash,” as defined in the NYSE Merger Agreement. The Company received the permitted dividend with respect to each of its 39 NYSE memberships on March 14, 2006. Based on information provided to the Company prior to the consummation of the NYSE Merger, the NYSE Group expects to deliver the merger consideration on or about March 21, 2006.

As a result of the NYSE Merger, the Company’s 39 NYSE memberships were converted into the right to receive an aggregate of $11.7 million in cash (not including the permitted dividend)  and 3,126,903 shares of NYSE Group common stock. The $11.7 million cash portion of the merger consideration will be treated as receipt of monetary consideration for which a realized gain will be recognized in the first quarter of 2006. After the consummation of the NYSE Merger, the Company will account for its investment in the NYSE Group common stock as owned restricted stock and reflected at the estimated fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide—Brokers and Dealers in Securities. The shares of NYSE Group common stock to be received in the NYSE Merger will be subject to a three-year restriction on transfer. The restriction will be removed in equal one-third installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion. The amount of the discount from the published market value of the NYSE Group conmmon stock, if any, as a result of these transfer restrictions has yet to be determined by the Company.

Prior to the closing of the NYSE Merger, the Company participated in a “Dutch” auction in early January 2006 for trading licenses which will replace the prior trading rights provided by the ownership or lease of an NYSE membership. The Company successfully bid for 95 trading licenses at an annual price of $49,290 each, the minimum bid accepted by the NYSE. The licenses became active for trading on the NYSE on March 8, 2006.

Schedule 1.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$27,710	$373
Securities purchased under agreements to resell	79,000	87,000
Investment in subsidiaries, at equity value	1,117,978	1,077,366
Other assets	25,867	81,783
Total assets	$1,250,555	$1,246,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest payable	$6,854	$6,854
Accrued compensation	974	20,145
Accounts payable and other accrued expenses	5,972	5,974
Other liabilities	11,259	12,390
Income taxes payable	5,643	1,671
Deferred tax liabilities	4,972	23,054
Short term debt	—	2,000
Long term debt	481,425	481,448
Total liabilities	517,099	553,536
Common stock, $.01 par value, 200,000,000 shares authorized; 60,623,819 and 60,532,080 shares issued and outstanding at December 31, 2005 and 2004, respectively	606	605
Additional paid-in-capital	689,988	687,040
Retained earnings	42,862	5,341

Total stockholders’ equity	733,456	692,986
Total liabilities and stockholders’ equity	$1,250,555	$1,246,522

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(000’s omitted)

	For the Years Ended December 31,
	2005	2004	2003

REVENUES (LOSS):
Earnings (loss) from investment in subsidiaries	$63,080	$963	$(155,401)
Investment income	18,990	30,775	6,152
Total revenue (loss)	82,070	31,738	(149,249)
EXPENSES:
Interest	51,726	53,809	42,598
Employee compensation and related benefits	7,042	7,192	11,205
Debt repurchase premium	—	49,029	—
Other	8,750	11,701	5,555
Total expenses	67,518	121,731	59,358
Income (loss) before income tax benefit	14,552	(89,993)	(208,607)
INCOME TAX BENEFIT	(22,969)	(46,213)	(29,218)
Net income (loss)	37,521	(43,780)	(179,389)
Preferred dividends and discount accretion	—	2,253	4,014
Net income (loss) applicable to common stockholders	$37,521	$(46,033)	$(183,403)

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(000’s omitted)

See accompanying notes to condensed financial statements.

	Common Stock			Additional	Retained	Unearned
	Shares	Amount	Preferred Stock	Paid-in Capital	Earnings	Compensation	Total

BALANCE, December 31, 2002	59,504	$595	$61,361	$679,601	$249,065	$(934)	$989,688

Net loss	—	—	—	—	(179,389)	—	(179,389)

Common and preferred stock dividends and discount accretion	—	—	688	—	(18,302)	—	(17,614)
Recognition of tax benefits related to employee option exercises	—	—	—	372	—	—	372
Issuance of restricted stock, shares for option exercises and related compensation	287	3	—	2,843	—	793	3,639
Preferred stock buyback	—	—	(23,732)	—	—	—	(23,732)
BALANCE, December 31, 2003	59,791	$598	$38,317	$682,816	$51,374	$(141)	$772,964

Net loss	—	—	—	—	(43,780)	—	(43,780)

Preferred stock dividends and discount accretion	—	—	—	—	(2,253)	—	(2,253)
Recognition of tax benefits related to employee option exercises	—	—	—	1,371	—	—	1,371
Issuance of restricted stock, shares for option exercises and related compensation	741	7	—	2,853	—	141	3,001
Preferred stock buyback	—	—	(38,317)	—	—	—	(38,317)
BALANCE, December 31, 2004	60,532	$605	—	$687,040	$5,341	—	$692,986

Net income	—	—	—	—	37,521	—	37,521

Preferred stock dividends and discount accretion	—	—	—	—	—	—	—
Recognition of tax benefits related to employee option exercises	—	—	—	—	—	—	—
Issuance of restricted stock, shares for option exercises and related compensation	92	1	—	2,948	—	—	2,949
Preferred stock buyback	—	—	—	—	—	—	—
BALANCE, December 31, 2005	60,624	$606	—	$689,988	$42,862	—	733,456

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$37,521	$(43,780)	$(179,389)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	127	102	80
Amortization of debt issuance costs and bond discount	1,708	7,335	2,110
Compensation expense related to stock based compensation	140	1,169	2,631
Tax benefit related to exercise of stock options	—	1,424	433
Acceleration of preferred stock discount accretion	—	496	918
Undistributed equity earnings from investment in subsidiaries	(63,080)	(963)	155,401
Deferred tax benefit	(22,968)	(46,213)	(29,218)
Changes in operating assets and liabilities:
Securities purchased under agreements to resell	8,000	(74,000)	13,000
United States government obligations	—	—	28,897
Other assets	57,104	(3,948)	26,715
Interest payable	—	(7,577)	(419)
Accrued compensation	(19,171)	(11,924)	171
Accounts payable and other accrued expenses	(2)	(22,225)	181
Other liabilities	(1,131)	314	4,118
Taxes payable	8,858	42,380	32,367
Net cash provided by (used in) operating activities	7,106	(157,410)	57,996

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	(174)	(55)	(39)
Return of capital from subsidiary	77,309	86,000	82,554
Payment for investment in subsidiary	(54,897)	(59,000)	(59,145)
Net cash provided by investing activities	22,238	26,945	23,370

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	(2,063)	—	—
Payment of common and preferred dividends	—	(3,448)	(18,600)
Proceeds from exercise of stock options	—	1,375	216
Issuance of new senior notes	—	460,000	—
Repayment of old notes	—	(336,458)	—
Payments for preferred stock buyback	—	(39,186)	(24,650)
Net cash provided by (used in) financing activities	(2,063)	82,283	(43,034)
Effect of foreign currency translation	56	(37)	(38)
Increase (decrease) in cash and cash equivalents	27,337	(48,219)	38,294
CASH AND CASH EQUIVALENTS, beginning of year	373	48,592	10,298
CASH AND CASH EQUIVALENTS, end of year	$27,710	$373	$48,592
SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Income taxes	$1,765	$404	$20,193
Interest	50,019	53,539	42,704

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

LaBranche & Co Inc. received cash dividends from its consolidated subsidiaries totaling $77.0 million, $86.0 million and $82.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.