Form 10-Q
period 2006-03-31
LABRANCHE & CO INC
filed 2006-05-10
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2006 was 60,733,889.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

PART II OTHER INFORMATION

SIGNATURES

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(000’s omitted except per share data)

	For the Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$64,965	$40,041
Commissions	20,144	23,563
Net gain on non-marketable investments	263	92
Net gain on NYX transaction	178,981	—
Stock Borrow Interest	26,411	2,076
Other Interest	5,176	2,632
Other	596	(1,101)
Total revenues	296,536	67,303

EXPENSES:
Employee compensation and related benefits	34,141	21,903
Margin Interest	26,554	3,297
Other Interest	13,499	13,286
Exchange, clearing and brokerage fees	10,010	9,994
Lease of exchange memberships and trading license fees	1,051	1,012
Depreciation and amortization of intangibles	2,982	3,053
Other	10,488	11,046
Total expenses	98,725	63,591

Income before provision for income taxes	197,811	3,712

PROVISION FOR INCOME TAXES	85,522	1,466

Net income available to common stockholders	$112,289	$2,246

Weighted-average common shares outstanding:
Basic	60,691	60,596
Diluted	61,296	60,866
Earnings per share:
Basic	$1.85	$0.04
Diluted	$1.83	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)
(000’s omitted except per share data)

	As of
	March 31, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$417,028	$427,284
Cash and securities segregated under federal regulations	6,893	6,554
Securities purchased under agreements to resell	86,000	79,000
Receivable from brokers, dealers and clearing organizations	589,076	658,631
Receivable from customers	7,995	3,659
Financial instruments owned, at fair value:
Corporate equities, not readily marketable	223,026	—
Corporate equities	2,135,553	1,128,999
Options	478,332	411,887
Exchange-traded funds	791,833	815,250
Government and corporate bonds	1,111	8
Commissions receivable	4,661	4,337
Exchange memberships contributed for use, at market value	—	24,500
Exchange memberships owned, at adjusted cost (market value of $2,864 and $138,768, respectively)	1,216	59,664
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $12,757 and $12,364, respectively	4,615	2,695
Intangible assets, net of accumulated amortization:
Specialist stock lists, less accumulated amortization of $57,956 and $55,362, respectively	348,234	350,828
Trade name	25,011	25,011
Goodwill	250,569	250,569
Other assets	40,845	35,419
Total assets	$5,411,998	$4,284,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers and dealers	$98,741	$79,646
Payable to customers	13,650	4,858
Financial instruments sold, but not yet purchased, at fair value:
Corporate equities	2,325,638	1,845,234
Options	547,190	418,315
Exchange-traded funds	775,528	392,713
Government and corporate bonds	12,245	77,263
Accrued compensation	15,115	22,722
Accounts payable and other accrued expenses	31,369	21,133
Other liabilities	15,876	11,859
Income taxes payable	5,250	10,513
Deferred tax liabilities	230,376	148,263
Short term debt	16,599	3,000
Long term debt	467,837	481,425

Subordinated liabilities:
Exchange memberships contributed for use, at market value	—	24,500
Other subordinated indebtedness	9,395	9,395
Total liabilities	4,564,809	3,550,839

Commitments and contingencies

Common stock, $.01 par value, 200,000,000 shares authorized; 60,733,889 and 60,623,819 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	607	606
Additional paid-in capital	691,431	689,988
Retained earnings	155,151	42,862
Total stockholders’ equity	847,189	733,456
Total liabilities and stockholders’ equity	$5,411,998	$4,284,295

2

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000’s omitted)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,289	$2,246
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization of intangibles	2,982	3,053
Amortization of debt issuance costs and bond discount	463	419
Compensation expense related to stock-based compensation	1,444	1,157
Deferred taxes, net	75,573	22,235
Net gain on NYX transaction	(164,526)	—
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	(339)	7,841
Securities purchased under agreements to resell	(7,000)	(5,000)
Receivable from brokers, dealers and clearing organizations	69,555	(233,048)
Receivable from customers	(4,336)	5,962
Financial instruments owned, at fair value:
Corporate equities	(1,006,554)	(1,130)
Options	(66,445)	5,454
Exchange-traded funds	23,417	(108,950)
Government and corporate bonds	(1,103)	—
Commissions receivable	(324)	(92)
Other assets	662	(18,545)
Payable to brokers and dealers	19,095	17,549
Payable to customers	8,792	1,287
Financial instruments sold, but not yet purchased, at fair value:
Corporate equities	480,404	65,317
Options	128,875	15,336
Exchange-traded funds	382,815	91,803
Government and corporate bonds	(65,018)	151,912
Accrued compensation	(7,607)	(20,421)
Accounts payable and other accrued expenses	10,236	10,242
Other liabilities	4,017	195
Income taxes payable	(5,324)	—
Net cash (used) provided by operating activities	(7,957)	14,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(2,308)	(344)
Payments for purchases of exchange memberships	(52)	(325)
Net cash used in investing activities	(2,360)	(669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to minority interest holder	—	(356)
Principal payments of subordinated debt	—	(1,890)
Tax benefit from vesting of stock based compensation	61	—
Net cash provided by (used in) financing activities	61	(2,246)
(Decrease) Increase in cash and cash equivalents	$(10,256)	$11,907
CASH AND CASH EQUIVALENTS, beginning of period	427,284	444,446
CASH AND CASH EQUIVALENTS, end of period	$417,028	$456,353

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$28,083	$1,558
Income taxes	$11,357	$168

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	$1,443	$1,157
Net increase in corporate equities, not readily marketable from NYX exchange transaction	$(223,026)	—
Net increase from exchange of NYSE memberships for NYX common stock	$58,500	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.                                      ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC, the 100% stockholder of LFSI, LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”) and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD”, and collectively with the Holding Company, LaBranche & Co. LLC, LFSI, LSHI, LABDR, LSP, LSPS, LSPE and LSPH the “Company”).  LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and in equity securities on the American Stock Exchange (“AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges and provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer that operates as a specialist in ETFs traded on the NYSE. LSPE is a United Kingdom-registered broker-dealer and operates as a market-maker for ETFs in Europe. LSPH was organized to operate as a market-maker for ETFs and engage in hedging transactions in Asia, and is in the process of registering as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is an NASD member firm that was acquired by the Company in April 2006 and is in the process of obtaining an approval from the NASD to become a market-maker on the NASDAQ system. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

2.                                      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of March 31, 2006 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006 (the “2005 10-K). Results of the first quarter 2006 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

3.                                      INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, not readily marketable, stock-based compensation, other compensation accruals, amortization periods of certain intangible assets and differences between the financial statement and tax bases of assets acquired.

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended March 31,
	2006	2005
Current federal, state and local taxes	$9,949	$(20,769)
Deferred tax provision (benefit)	75,573	22,235
Total provision for income taxes	$85,522	$1,466

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

As of March 31, 2006 and December 31, 2005, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $454.0 million and $459.8 million, respectively, which exceeded the minimum requirements by $451.7 million and $458.1 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .07 to 1 and .05 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of March 31, 2006 and December 31, 2005, LaBranche & Co. LLC’s and LSPS’ NYSE minimum required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $455.8 million and $459.3 million as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS. Both LaBranche & Co. LLC and LSPS thus satisfied their respective net liquid asset requirements as of those dates.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of March 31, 2006 and December 31, 2005, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of March 31, 2006 and December 31, 2005, LFSI’s net capital, as defined, was $19.5 million and $19.7 million, respectively, which exceeded minimum requirements by $18.0 million and $18.2 million, respectively.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of April 4, 2006, LFSI’s total debits exceeded total credits for purposes of the applicable formula and therefore LFSI was not required to segregate customer funds at March 31, 2006. As of January 4, 2006, to comply with its December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $1.2 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.2 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation. As of April 4, 2006, to comply with LFSI’s March 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.1 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $3.2 million. As of January 4, 2006, to comply with LFSI’s December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $5.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $2.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2006 and December 31, 2005, LSP’s net capital, as defined, was $79.8 million and $56.8 million, respectively, which exceeded minimum requirements by $78.8 million and $55.7 million, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2006 and December 31, 2005, LSPS’ net capital, as defined, was $11.9 million and $10.7 million, respectively, which exceeded the minimum requirements by $11.7 million and $10.6 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .18 to 1 and .16 to 1, respectively.

5.                                      EARNINGS PER SHARE

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares.

The computations of basic and diluted earnings per share are set forth below (000’s omitted, except per share data):

	Three Months Ended March 31,
	2006	2005
Numerator for basic and diluted earnings per share — net income available to common stockholders	$112,289	$2,246
Denominator for basic earnings per share — weighted-average number of common shares outstanding	60,691	60,596
Dilutive shares:
Stock options	—	—
Restricted stock units	605	270
Denominator for diluted earnings per share — weighted-average number of common shares outstanding	61,296	60,866
Earnings per share:
Basic	$1.85	$0.04
Diluted	$1.83	$0.04

Options to purchase an aggregate of 1,709,778 and 2,319,167 shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the market price of the Company’s common stock. In addition, potential common shares relating to restricted stock and restricted stock units at March 31, 2006 and 2005 totaling 1,026,932 and 931,398 shares, respectively, were dilutive. The calculation of diluted earnings per share includes the dilutive effect of these stock-based awards.

6.                                      EMPLOYEE INCENTIVE PLANS

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R)  was adopted as of January 1, 2006, using the modified prospective method. SFAS No. 123(R) requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123(R), forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of 2006, we recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123(R) as of the first day of our 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to our financial condition, results of operations, earnings per share or cash flows for the first quarter of 2006.

The following disclosures are also being provided pursuant to the requirements of SFAS 123(R):

The Company sponsors one share-based employee incentive plan — the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”). The fair value (which, due to the $0 strike price of the awards, equals the intrinsic value) of the restricted stock awards is determined by using the closing price of the Company’s common stock on the date on which the awards are granted. Amortization of compensation costs for grants awarded under the Plan recognized during the quarters ended March 31, 2006 and 2005 was approximately $1.4 million and $937,000, respectively. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $628,000 and $408,000 for the quarters ended March 31, 2006 and 2005.

At March 31, 2006, unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $10.9 million. The cost of these non-vested awards is generally expected to be recognized over a weighted-average period of approximately three years.

SFAS 123(R) generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. The Company did not grant any share-based awards prior to our adoption of SFAS 123(R) to retirement-eligible employees or those with non-substantive non-compete agreements. In addition, no grants of any stock options or RSUs were changed or amended  after our adoption of SFAS 123(R) to reflect retirement eligibility or non-compete agreements.

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal 2009 may not exceed 7,687,500 shares. As of March 31, 2006 and December 31, 2005, 2,851,238 shares and 3,499,472 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

The Company issued restricted stock units to employees under the Plan, primarily in connection with year-end compensation. All of the restricted stock units outstanding as of March 31, 2006 and December 31, 2005 required future service as a condition to the delivery of  the underlying shares of common stock. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the restricted stock units become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the restricted stock units upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2005	1,093,666	$8.76
Granted	695,500	10.68
Vested	(90,668)	9.38
Forfeited	(66,666)	8.38
RSUs Outstanding as of March 31, 2006	1,631,832	$9.56

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company's share-based award expense.  Applying SFAS No. 123(R) as of March 31, 2006, for purposes of determining share-based award expense, RSUs with respect to 1,428,169 shares of the Company's common stock were expected to vest, with a weighted average price of $9.44 per share.

Stock Options

As of December 31, 2004, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding — Diluted” on the Condensed Consolidated Statement of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2005	1,709,778	$25.39
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—
Options Outstanding as of March 31, 2006	1,709,778	$25.39

Options Exercisable as of:
December 31, 2005	1,709,778	$25.39
March 31, 2006	1,709,778	$25.39

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 - $20.99	764,778	3.81	$13.93	764,778	$13.93
21.00 - 30.99	75,000	6.57	27.50	75,000	27.50
$31.00 - $40.99	870,000	5.75	$35.29	870,000	$35.29
	1,709,778			1,709,778

No options were exercised during the three months ended March 31, 2006 and March 31, 2005.

7.                                      BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities, ETFs and rights listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges, as well as a market-maker in ETFs, futures and options on several exchanges. This segment also provides support services for the NYSE specialist activities. The Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LSPE, LABDR and BV, and will include LSPH and LSPD upon their commencement of operations, since they share similar economic characteristics.

The Company’s Execution and Clearing segment provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. This segment also provides direct-access floor brokerage services to institutional customers. The Execution and Clearing segment currently includes the operations of LFSI.

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Interest with respect to the Company’s outstanding senior notes, certain administrative expenses, corporate overhead expenses and other sources of revenues are not specifically allocated by management when reviewing the Company’s segments’ performance, and appear in the “Other” section. Selected financial information for each segment is set forth below (000’s omitted):

	Three Months Ended March 31,
	2006	2005
Specialist and Market-Making Segment:
Revenues	$271,327	$54,488
Operating expenses	68,892	32,091
Depreciation and amortization of intangibles	2,815	2,914
Income before taxes	199,620	19,483
Segment goodwill	250,569	250,569
Segment assets	$5,210,676	$2,181,635

Execution and Clearing Segment:
Revenues	$24,297	$12,195
Operating expenses	10,764	12,801
Depreciation and amortization of intangibles	102	109
Income (loss) before taxes	13,431	(715)
Segment assets	$88,450	$59,787

Other (1):
Revenues	$912	$620
Operating expenses	16,087	15,646
Depreciation and amortization of intangibles	65	30
Loss before taxes	(15,240)	(15,056)
Segment assets	$112,872	$152,595

Total:
Revenues	$296,536	$67,303
Operating expenses	95,743	60,538
Depreciation and amortization of intangibles	2,982	3,053
Income before taxes	197,811	3,712
Goodwill	250,569	250,569
Assets	$5,411,998	$2,394,017

(1)            Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income) and elimination entries.

8.                                      NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

As of December 31, 2005, the Company owned 39 NYSE memberships out of a total 1,366 NYSE memberships, representing a 2.9% ownership interest in the NYSE. The Company has accounted for its investment in these memberships under the adjusted cost method since its inception. On March 7, 2006, the NYSE and Archipelago Holdings, Inc. combined their businesses and became wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (the “NYSE Merger”).

In the NYSE Merger each NYSE membership became entitled to receive in exchange for the NYSE membership $300,000 in cash and 80,177 shares of NYSE Group common stock (the “NYX stock”). In addition, immediately prior to the consummation of the NYSE Merger, the NYSE announced a “permitted dividend” to be paid with respect to each NYSE membership in the amount of approximately $70,570 or $2.7 million in total, which was equivalent to the membership’s pro rata portion of the NYSE’s “excess cash,” as defined in the NYSE Merger agreement governing the merger. The Company received the permitted dividend with respect to each of its 39 NYSE memberships on March 14, 2006.

In the NYSE Merger, the Company’s 39 NYSE memberships were converted into the right to receive an aggregate of $11.7 million cash (not including the permitted dividend) and 3,126,903 shares of NYX stock. The $11.7 million cash distribution was treated as monetary consideration for which a realized gain was recognized in the first quarter of 2006.

APB No. 29 (as amended) provides guidance on exchanges of assets in a non-monetary transfer. Accounting for non-monetary assets acquired in a substantially non-monetary exchange is at times based on cost or fair value of the assets relinquished and at times on the fair value of the assets received in the exchange. Based on the guidance under APB No. 29, the Company valued the shares of NYX stock received immediately after the exchange at fair value, which was deemed to be the value of the shares on the first day trading commenced for NYX stock, or $67.00 per share. Based upon this interpretation the Company realized a $130.1 million gain from the exchange of the NYSE memberships for 3.1 million shares of NYX stock, which includes the effect of a valuation allowance due to the restrictions on transfer applicable to the NYX stock.

 After the consummation of the NYSE Merger, the Company accounts for its investment in the NYX stock as owned restricted stock and reflected at the estimated fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide—Brokers and Dealers in Securities. At March 31, 2006, the NYSE closing market price for the NYX stock was $79.25 per share. As such, this resulted in the Company’s recognition of an unrealized gain of $34.5 million, which includes a valuation allowance due to the transfer restrictions. The shares of NYX stock received in the NYSE Merger are subject to a three-year restriction on transfer. The restriction will be removed in equal one-third installments on each March 7 of 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion.

 Prior to the closing of the NYSE Merger, the Company participated in a “Dutch” auction for trading licenses, successfully bidding for 95 trading licenses at an annual price of $49,290 each, the minimum bid accepted by the NYSE. The licenses became effective for trading on the NYSE on March 8, 2006. The costs of the trading licenses for 2006 are approximately $1.2 million per quarter.

9.                                      CONTINGENCIES

There have been no material new developments in our legal proceedings since the March 16, 2006 filing of our 2005 10-K.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2005 10-K are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2005 10-K, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”) and our Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

Earnings for our first quarter of 2006 were $112.3 million, or $1.83 per diluted share, on revenues of $296.5 million. These results include a pre-tax gain of $179.0 million as a result of the exchange of our 39 NYSE memberships for approximately 3.1 million restricted shares of NYSE Group common stock (the “NYX stock”) and approximately $14.4 million in cash in connection with the merger between the NYSE and Archipelago Holdings, Inc. on March 7, 2006. After tax, this gain accounted for $102.0 million of our $112.3 million net income. Excluding the gain attributable to the NYSE/Archipelago merger, our earnings would have been $10.3 million, or $0.17 per share, on revenues of $117.6 million. These results compare with $2.2 million, or $0.04 per share, in the first quarter of 2005, on revenues of $67.3 million.

Our pre-tax income has been trending higher over the past year. Last year, our pre-tax income by quarter was $3.7 million in the first quarter, $10.0 million in the second quarter, $10.7 million in the third quarter and $17.0 million (excluding escrow proceeds from the disposition of our investment in Lava Trading, Inc.) in the fourth quarter. Our pre-tax income, excluding the gain attributable to the NYSE/Archipelago merger, increased to $18.8 million in the first quarter of 2006. Our Specialist and Market-Making principal trading revenues increased year over year by 63 percent from $40.0 million in the first quarter of 2005 to $65.0 million in the first quarter of 2006. The financial results of our Specialist and Market-Making business are highly dependent on trading volumes and volatility. Increased technology has given us the ability to handle higher trading volumes without increasing costs. We continue to devote significant resources to developing the hybrid model for the trading of cash equities. We believe that the hybrid system will allow us to interact in a fast and more automated market, while allowing us to add liquidity and mitigate unnecessary volatility.

There has been some speculation that the high volume stocks will trade completely electronically, thus bypassing the auction market. We believe that while the hybrid and new technology will improve the marketplace, it will not eliminate market imbalances. Therefore, our primary responsibility will still be to help counter those imbalances and we believe that we will continue to play an important role in stocks that trade in the auction market.

We have other opportunities to improve and expand our business. Interest in products such as ETFs continues to grow, as investors, both individual and institutional, increasingly are looking to ETFs as a means of accessing markets, especially foreign markets. We have opened subsidiaries in London and Hong Kong and expect to be operating on exchanges in Europe and Asia to allow us to manage the growth in trading non-U.S. products. As a leading market-maker in ETFs, we will continue to work closely with issuers to provide liquidity and help ensure the successful launch of new ETF products.

Since our bond refinancing in May 2004, we have generated a significant amount of cash which, along with other developments, have put us in a strong position to manage our capital costs. We can also now deploy more capital in other areas which will allow us to grow our business. We believe that a proposed reduction in the net liquid asset (“NLA”) requirements applicable to our Specialist and Market-Making business should be approved by the SEC shortly. We believe this NLA reduction, along with our substantial cash generation, the cash we received in connection with the NYSE/Archipelago merger and our ownership of 3.1 million shares of NYX stock will provide us with financial flexibility going forward.

Regulation G Reconciliation of Non-GAAP Financial Measures

In evaluating our financial performance as described above in “Executive Overview,” management reviews operating results from operations, which excludes non-operating charges. Pro-forma earnings per share is a non-GAAP (generally accepted accounting principles) performance measure, but we believe that it is useful to assist investors in gaining an understanding of the trends and operating results for our core business. Pro-forma earnings per share should be viewed in addition to, and not in lieu of our reported results under U.S. GAAP.

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented:

	Three Months Ended March 31,
	2006			2005
	Income as originally stated	Adjustments (1)	Pro forma net income	Income as originally stated	Adjustments	Pro forma net income
Total revenues	$296,536	$(178,981)	$117,555	$67,303	$—	$67,303
Total expenses	98,725	—	98,725	63,591	—	63,591
Income before provision for income taxes	197,811	(178,981)	18,830	3,712	—	3,712
Provision for income taxes	85,522	(77,018)	8,504	1,466	—	1,466
Earnings (loss) per share	$112,289	$(101,963)	$10,326	$2,246	$—	$2,246
Basic	$1.85	$(1.68)	$0.17	$0.04	$—	$0.04
Diluted	$1.83	$(1.66)	$0.17	$0.04	$—	$0.04

(1)             Reflects the pre-tax net gain associated with the exchange of our NYSE memberships for approximately 3.1 million shares of restricted NYX stock. and approximately $14.4 million in cash on March 7, 2006, and the subsequent increase in fair market value of such stock.  We expect to recognize gains and losses in each future accounting period based on the fair market value of NYX stock at the end of each such period.

New Accounting Developments

The Company adopted the fair value recognition provisions for share-based awards pursuant to SFAS 123(R) effective January 1, 2006. Please refer to Footnote 6, “Employee Incentive Plans” of our consolidated financial statements in this report for additional information and disclosure.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the three months ended March 31, 2006, there were no changes in circumstances that necessitated goodwill impairment testing. We cannot provide assurance that future goodwill impairment testing will not result in impairment charges in subsequent periods.

Our trade name is an intangible asset, as defined under SFAS No. 142. We determine the fair value of our trade name by applying the income approach using the royalty savings methodology. This method assumes that the trade name has value to the extent we are relieved of the obligation to pay royalties for the benefits received from it. Application of this methodology requires estimating an appropriate royalty rate, which is typically expressed as a percentage of revenue. Estimating an appropriate royalty rate includes reviewing evidence from comparable licensing agreements and considering qualitative factors affecting the trade name.

Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our trade name.

Our stock listing rights are an intangible asset, as defined under SFAS No. 142. We amortize our identifiable intangible stock listing rights over their estimated useful lives in accordance with SFAS No. 142, and test for potential impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. As a result of our testing and analysis for the year ended December 31, 2005, with the assistance of an independent business valuation firm, we determined that there has been no impairment of our stock listing rights under SFAS No. 144.

We review the reasonableness of the carrying amount of our trade name and stock listing rights on an annual basis in conjunction with our goodwill impairment assessment. We cannot provide assurance that future trade name and stock listing rights impairment testing will not result in impairment charges in subsequent periods.

Valuation Allowance on Restricted NYX Shares

As part of the NYSE/Archipelago merger on March 7, 2006, we received 3,126,903 restricted shares of NYX stock. We will mark to market these shares of NYX stock on a going-forward basis and apply the appropriate discount as long as the transfer restrictions are in effect. As a result, we will be recognizing a loss or gain in each accounting period, based on the fair market value of NYX stock as of the end of such accounting period. The fair market value of our shares of NYX stock at March 31, 2006 includes a valuation allowance against the market price. The carrying value of the NYX stock as of March 31, 2006 is shown on our Balance Sheet under a new line item entitled “Corporate Equities, Not-Readily Marketable” with a carrying value of approximately $223.0 million. The valuation discount described above required judgment by our management based on the market price of the NYX stock and the restrictions on transfer applicable to our shares of NYX stock. Although we have retained an independent valuation consultant in determining the valuation discount for our shares of NYX stock, it is possible that a reasonable person, applying different factors or analysis to the value of the restricted shares of NYX stock, could reach different conclusions as to the valuation discount to be applied to the NYX stock.

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

We estimate and provide for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Results of Operations

Specialist and Market-Making Segment Operating Results

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2006	2005	Change
Revenues:
Net gain on principal transactions	$64,965	$40,041	62.2%
Commissions	10,104	11,557	(12.6)
Stock borrow interest	26,276	2,024	1198.2
Other interest	3,872	2,069	87.1
Net gain on NYX transaction	165,213	—	100.0
Other	897	(1,203)	(174.5)
Total segment revenues	271,327	54,488	398.0

Operating expenses	71,707	35,005	104.8

Income before taxes	$199,620	$19,483	924.6%

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

Net gain on the NYX transaction reflects the net gain associated with the exchange of the NYSE memberships owned in connection with our Specialist and Market-Making operations for shares of NYX stock and cash on March 7, 2006, and the subsequent increase in fair market value of such NYX stock.

Other revenue at our Specialist and Market-Making segment consists primarily of proprietary trading gains or losses and gains or losses from an investment in a hedge fund.

Key Metrics of our Specialist and Market-Making Activities—When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on cash equity specialist financial results. Some of the key metrics that we review, and their values for the three month periods ended March 31, 2006 and 2005, are as follows:

	For the Three Months Ended March 31,		Percentage
	2006	2005	Change
NYSE average daily share volume (in millions)	1,749.2	1,629.0	7.4%
LAB share volume on the NYSE (in billions)	27.5	25.2	9.1%
LAB dollar value on the NYSE (in billions)	$958.1	$813.6	17.8%
Share volume of principal shares traded (in billions)	5.2	5.2	0.0%
Dollar value of principal shares traded (in billions)	$196.3	$176.6	11.2%
Average closing price of the CBOE Volatility Index	12.2	12.8	(4.7)%
Program trading as an approximate percentage of NYSE average daily share volume	58.7%	55.9%	5.0%
Number of Specialist ETFs	49	23	113.0%
Number of Specialist Options	643	504	27.6%

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

Three Months Ended March 31, 2006 Compared to March 31, 2005

Net gain on principal transactions for the first quarter of 2006 increased as a result of strong performances by our equities, options and ETF specialist activities, and our options, futures and ETF market-making activities. The increase in the NYSE average daily share volume, along with increases in share volume and dollar value traded of our NYSE specialist stocks, provided our NYSE equity specialists with more opportunities to participate in trades as principal, which contributed to our increase in net gain on principal transactions. Partially mitigating these results were lower volatility and increased program trading. Net gain on principal transactions from our specialist and market-making activities also increased as a result of an increase in the number and diversity of derivative products we trade, as well as the size of our positions in these products.

Commission revenue during the first quarter of 2006 decreased as a result of a decrease in share volume of transactions with respect to which a specialist commission may be charged. Despite the increase in share volume on the NYSE and in our NYSE specialist stocks, there was an increase in program trading, which resulted in fewer opportunities to participate in block trades.

The increase in stock borrow interest income was primarily due to increased stock borrow positions and higher interest rates during the 2006 first quarter, as compared to the 2005 first quarter.

Interest income on our short-term investments increased primarily due to a 2% increase in the Fed Funds rate year over year.

Net gain on the NYX transaction was the result of the consummation of the

NYSE/Archipelago merger in which the 36 NYSE memberships used in our Specialist and Market-Making segment were exchanged for approximately 2.9 million shares of NYSE Group, Inc. common stock and approximately $13.3 million in cash.

Other revenue is mainly comprised of non material proprietary trading gains or losses which vary from period to period.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2006	2005	Change

Revenues:
Commissions	$10,040	$12,006	(16.4)%
Stock borrow interest	135	52	159.6
Other interest	283	91	211.0
Net gain on NYX transaction	13,768	—	100.0
Other	71	46	54.3
Total segment revenues	24,297	12,195	99.2

Operating expenses	10,866	12,910	(15.8)

Income (Loss) before taxes	$13,431	$(715)	1978.5.%

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage activities.

Net gain on the NYX transaction reflects the net gain associated with the exchange of the NYSE memberships owned in connection with our Execution and Clearing operations for shares of NYX stock and cash on March 7, 2006, and the subsequent increase in fair market value of such NYX stock.

Our Execution and Clearing segment’s other revenues consist of interest income, proprietary trading net gains or losses and fees charged to customers for use of our proprietary front-end order execution system.

Three Months Ended March 31, 2006 Compared to March 31, 2005

Commission revenues decreased as a result of a decline in direct-access floor broker order flow and reduced trade volume from clearance customers which was partially offset by an increase in commissions earned from institutional customers.

Net gain on the NYX transaction was the result of the consummation of the NYSE/Archipelago merger in which the 3 NYSE memberships used in our Execution and Clearing segment were exchanged for approximately 0.2 million shares of NYSE Group, Inc. common stock and approximately $1.1 million in cash.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2006	2005	Change

Interest	$1,021	$472	116.3%
Other	(109)	148	(173.6)
Total segment revenues	912	620	47.1

Operating expenses	16,152	15,676	3.0

Loss before taxes	$(15,240)	$(15,056)	1.2%

The portion of our revenues that is not generated from our two principal business segments consists primarily of interest income and net gains or losses from our non-marketable investments.

Three Months Ended March 31, 2006 Compared to March 31, 2005

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of higher interest rates.

Other revenues decreased as a result of a decline in the gains on our non-marketable investments.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2006	2005	Change

Expenses:
Employee compensation and related benefits	$34,141	$21,903	55.9%
Margin interest	26,554	3,297	705.4
Other interest	13,499	13,286	1.6
Exchange, clearing and brokerage fees	10,010	9,994	0.2
Lease of exchange memberships and tradinglicense fees	1,051	1,012	3.9
Depreciation and amortization of intangibles	2,982	3,053	(2.3)
Other	10,488	11,046	(5.1)

Total expenses before minority interest and taxes	98,725	63,591	55.2

Provision for income taxes	$85,522	$1,466	5733.7%

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

Interest expense is attributable primarily to $199.8 million aggregate principal amount of our outstanding 9.5% Senior Notes due 2009 and $260.0 million aggregate principal amount of our outstanding 11.0% Senior Notes due 2012. The interest expense at our Specialist and Market-Making segment is primarily the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs specialist and market-making operations and interest on subordinated indebtedness that has been approved by the NYSE for inclusion in the net capital of our LaBranche & Co. LLC subsidiary. Customers’ free credit balances and bank loans generate interest expense at our Execution and Clearing segment.

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

Three Months Ended March 31, 2006 Compared to March 31, 2005

Employee compensation and related benefits increased as a result of the increase in performance-based compensation in both the Specialist and Market-Making Segment and the Execution and Clearing segment based on improved operating results. A slight increase in the number of personnel also contributed to the increase.

Margin interest expense increased primarily due to the growth and expansion of our Specialist and Market-Making segment’s trading activity in options, futures and ETFs.

Lease of exchange memberships and trading license fees remained flat at approximately $1.0 million for both the first quarter of 2005 and 2006. As a result of the consummation of the NYSE/Archipelago merger, we exchanged our NYSE memberships and terminated our NYSE lease arrangements and purchased 95 trading licenses for $49,290 per license. Going forward, the quarterly expense for trading license fees is estimated at approximately $1.2 million.

The decrease in other operating expenses was primarily the result of decreased costs related to our compliance with the Sarbanes-Oxley Act of 2002.

Our expense for income taxes increased in the first quarter of 2006 to $85.5 million, from $1.5 million in the first quarter of 2005, primarily due to our net gain associated with the NYX transaction and our improved operating results.

Liquidity and Capital Resources

Given the nature of our specialist and market-making and execution and clearing activities, certain line items on our balance sheet may fluctuate considerably from time to time. Our total assets at March 31, 2006 increased to $5,412.0 million from $4,284.3 million at December 31, 2005. Of the $1.1 billion increase in the balance sheet, $179 million was attributable to the exchange of our NYSE memberships in connection with the NYSE/Archipelago merger for approximately 3.1 million shares of NYX stock and $14.4 million in cash . The remainder was due to the increase in our inventory positions from March 31, 2005 as a result of the growth in our specialist and market-making business. Our short inventory similarly increased due to the growth in our ETFs, equities, options and futures positions. Our deferred tax liabilities increased $82.1 million primarily from the unrealized gains on the tax-free exchange of NYSE memberships for NYX stock in the NYSE/Archipelago merger. Of our total assets at March 31, 2006, $509.9 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. Our total capital base, which consists of long term obligations (inclusive of subordinated debt, other than those related to contributed exchange memberships), certain other liabilities and total stockholders’ equity, increased to $1,369.2 million at March 31, 2006 from $1,259.9 million at December 31, 2005. This change was mainly due to an increase in equity associated with higher additional paid-in capital and retained earnings, partially offset by a decrease in long term indebtedness.

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

At March 31, 2006, our net cash capital (as defined below) was $99.8 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of the aggregate longer-term funding requirements (i.e. positive net cash capital.) Over the previous twelve months, our net cash capital has averaged above $100 million.

	($ millions)
	3/31/06	12/31/05
Cash Capital Available:
Stockholders’ equity	$847.2	$733.5
Subordinated debt	9.4	9.4
Long term debt > 1 year	467.8	481.4
Other holding company liabilities	44.8	35.6
Total cash capital available	$1,369.2	$1,259.9

Cash Capital Required:
Regulatory capital	$449.1	$449.7
Working capital	153.8	119.1
Illiquid assets/long-term investments	663.2	582.2
Subsidiary intercompany	3.3	2.0
Total Cash Capital Required	$1,269.4	$1,153.0
Net Cash Capital	$99.8	$106.9

“Cash Capital Available” is mainly comprised of stockholders’ equity, long term debt, subordinated debt and other liabilities of our parent holding company which, in the aggregate, constitute the currency used to purchase our assets and provide our working capital. This amount will principally be affected as debt matures or is refinanced and as earnings are retained or paid as dividends. “Cash Capital Required” mainly consists of the assets used in our businesses. Regulatory capital is defined as capital required by the SEC and applicable exchanges to be maintained by broker-dealers. It is principally comprised of cash, net equities, other investments and net receivables from other broker-dealers. Working capital constitutes liquid assets available to our subsidiaries in excess of the required regulatory capital. Illiquid assets and long term investments mainly are comprised of exchange memberships, intangible assets, such as goodwill, tradename and stock listing rights, deposits, deferred taxes and non-marketable investments. “Net Cash Capital” is considered to be the excess of Cash Capital Available over Cash Capital Required, or “free cash,” which we can utilize to fund our business needs.

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of March 31, 2006, we have identified the following alternative funding measures to support future debt maturity requirements:

•                  Disposition of net invested capital at certain subsidiaries.

•                  Reduction of excess capital at LaBranche & Co LLC to only required net liquid assets (excess NLA dividend).

•                  Proposed reduction of NLA requirements by the NYSE and SEC.

•                  Sale of our NYX shares, subject to transfer restrictions

Alternative Funding Measures as of March 31, 2006
$millions
Net cash capital	$99.8
Investment in subsidiaries	152.5
Excess NLA dividend at LLC	8.1
Proposed reduction of NLA requirements	180.0
NYX stock (1) (2)	140.0
Total cash available from alternative funding measures	$580.4

(1)          Computed on an after-tax basis

(2)          Based on the market price of  NYX stock of $79.25 per share on March 31, 2006

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

 With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and structured in the context of two significant debt tranches with a significant spread of years between maturities (mid-term and long-term.) Thus, we have strategically negotiated debt terms due 2009 and 2012 for the significant debt tranches. In addition, the debt tranches have call provisions which allow pre-maturity retirements as early as 2007. The debt tranches have available maturities and calls over the six year period 2007 through 2012 to allow us maximum flexibility in satisfying the debt maturities with payments and/or sufficient time to refinance the long-term debt as required. The following chart profiles our long-term debt maturity as of March 31, 2006:

Our outstanding senior notes were issued pursuant to an indenture, which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to take certain actions, including incurring additional indebtedness (other than certain “permitted indebtedness”), or making certain “restricted payments” (such as paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity), is limited if our consolidated fixed charge coverage ratio—calculated on a trailing four-quarter basis—is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects the ratio of  (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments that we might make with respect to preferred stock. As of March 31, 2006, our consolidated fixed charge coverage ratio was approximately 2.60:1.

In addition, under the indenture governing our outstanding senior notes, even if our consolidated fixed charge coverage ratio is 2.00:1 or greater, we cannot make any such “restricted payments” if doing so will cause our cumulative “restricted payments” since May 18, 2004 to be greater than the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 and certain other amounts. As of March 31, 2006 this calculation yields a restricted payment allowance of $92.3 million. However, in the event this restriction were to limit us from making restricted payments in the future, we also would be entitled to make such payments up to an aggregate of $15.0 million over the life of the indenture, as described above. Although we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent the covenants in the indenture will prevent us from making restricted payments higher than $15.0 million in the future. To the extent we repurchase any outstanding senior notes in connection with future corporate strategic initiatives, our fixed-term interest payments would be correspondingly reduced, and our fixed charge coverage ratio under the indenture would thereby increase.

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

We now recognize our outstanding $13.6 million aggregate principal amount of 12.0% senior subordinated notes due 2007 (the “2007 Notes”), that were not tendered for repurchase in connection with our May 2004 debt refinancing, as short term debt. Until their maturity on March 2, 2007, the 2007 Notes will continue to accrue interest at a rate of 12.0% per annum.

A potential source of liquidity for LaBranche & Co. LLC is the committed line of credit that it maintains with a bank. In October 2005, LaBranche & Co. LLC extended this $200.0 million committed credit agreement to October 27, 2006 on the same terms and conditions as the expiring agreement. In connection with the credit agreement, we pay an annual fee of 0.25% of the total committed line of credit. Amounts outstanding under this credit facility would be secured by our inventory of specialist stocks and bear interest at the bank’s broker loan rate. This facility can only be used to finance inventory requirements at LaBranche & Co. LLC. To date, we have not utilized this facility. In order to maintain the availability of funds under this credit facility, we must comply with certain financial and other covenants.

As of March 31, 2006, the subordinated indebtedness of LaBranche & Co. LLC (excluding subordinated liabilities related to contributed exchange memberships) aggregated $12.4 million. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between August 2006 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. On June 3 of both 2004 and 2005, LaBranche & Co. LLC repaid $3.0 million principal amount of this senior subordinated indebtedness, plus accrued interest, thus leaving $9.0 million principal amount of this senior subordinated indebtedness outstanding. LaBranche & Co. LLC may prepay, at a premium, all or any part of these remaining senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. The junior subordinated notes, which aggregate $3.4 million principal amount, have an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

As of March 31, 2006, our outstanding indebtedness included eight separate note obligations, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

As of March 31, 2006, we had a tax payable of $5.2 million which included a pending tax liability of $2.5 million assessed in April 2005.

Our “Other liabilities” of $15.9 million reflected on the accompanying 2006 consolidated statement of financial condition are comprised of legal and tax contingencies pursuant to SFAS 5. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of March 31, 2006, LaBranche & Co. LLC’s net capital, as defined, was $454.0 million, which exceeded the minimum requirements by $451.7 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of March 31, 2006, LaBranche & Co. LLC’s and LSPS’ minimum required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $455.8 million as of March 31, 2006. LSPS is not required to perform a net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceed the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS. The NYSE has filed a proposed rule with the SEC which seeks to reduce the required net liquid asset amounts for specialists such as LaBranche & Co. LLC. Based on the currently proposed rule, we expect a reduction in our required net liquid assets of approximately $180.0 million. This reduction is expected to be effected in four equal quarterly installments commencing on the date the SEC approves the final rule. The timing and extent of any such reduction, however, has not been finally determined, and it is possible that the rule will not be approved by the SEC at all. A reduction in LaBranche & Co. LLC’s net liquid assets requirement, however, would allow funds no longer needed for net liquid assets purposes to be used for other corporate purposes.

The AMEX generally requires its equities specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of March 31, 2005, LaBranche & Co. LLC satisfied the AMEX equities specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of March 31, 2006 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of March 31, 2006, LFSI’s net capital, as defined, was $19.5 million, which exceeded its minimum net capital requirement by $18.0 million.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of April 4, 2006, LFSI’s total debits exceeded total credits for purposes of the applicable formula and therefore LFSI was not required to segregate customer funds at March 31, 2006. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation. As of April 4, 2006, to comply with LFSI’s March 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.1 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $3.2 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2006, LSP’s net capital, as defined, was $79.8 million, which exceeded its minimum net capital requirement by $78.8 million.

As a specialist and member of the NYSE, LSPS is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2006, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $11.9 million, which exceeded the minimum requirement by $11.7 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s and LSPS’ combined net liquid asset requirement of $447.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the combined net liquid asset requirement of $447.0 million is met by LaBranche & Co. LLC’s and LSPS’ securities positions, pending trades and other assets associated with its equities, options, futures and ETF specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of March 31, 2006 was used to meet their combined net liquid asset requirement.

Cash Flows

Our cash and cash equivalents during the three month period ended March 31, 2006 decreased $10.3 million to $417.0 million. The decrease was the result of (a) $8.0 million used for our operating activities primarily from increases in our financial instruments owned, at fair value, partially offset by increases in deferred taxes, receivable from brokers, dealers and clearing organizations and financial instruments sold, but not yet purchased. Also offsetting this amount is $14.4 million of cash received from the NYSE exchange; (b) $2.4 million used by investing activities attributable to capital expenditures.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior noted were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing. The senior subordinated notes that remain outstanding since our May 2004 debt refinancing, in the aggregate principal amount of $13.6 million, are publicly held but are no longer rated. The following table sets forth the credit ratings on our registered outstanding senior notes as of March 31, 2006:

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first three months of 2006, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2005.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

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

Executive Operating Committee. Our executive operating committee is composed of two executive officers. This committee is responsible for approving all risk management procedures and trading guidelines for our specialist stocks. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

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

On-Floor Compliance Officer. We also have an on-floor compliance officer that monitors the specialists’ compliance with NYSE rules throughout the day on an ad hoc basis. The on-floor compliance officer reports his findings on general on-floor compliance initiatives on a daily basis to our equity specialist unit’s Chief Compliance Officer and Chief Executive Officer and provides summary updates of these efforts to the Corporate Compliance Committee on a monthly basis. Many of our compliance and risk management activities flow from the efforts of our on-floor compliance initiative.

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

A high concentration of equity specialists’ principal trading revenue generally is generated from their ten and twenty-five most profitable NYSE specialist stocks. The percentage of our equity specialist trading revenue generated from our ten most profitable specialist stocks has increased from 19.8% to 21.7% of total principal trading revenue in the first quarter of 2005 and 2006, respectively. The percentage of our equity specialist trading revenue generated from our twenty-five most profitable specialist stocks has increased from 39.6% to 40.5% of total principal trading revenue in the first quarter of 2005 and 2006, respectively. We are not overly reliant on a particular group of specialist stocks, as the composition of our ten and twenty-five most profitable specialist stocks changes frequently.

Our equity specialist trading activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may incur trading losses in our specialist stocks for a variety of reasons, including price fluctuations and carrying out our specialist obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any significant price movement in these securities could result in an immediate reduction of our revenues and operating profits.

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

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETF’s in our specialist and market-making portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2006	$(13,803)	$5,760	$(25)	$1,734	$512

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

(000’s omitted)	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2006	$(2,412)	$(804)	$804	$2,412

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

These clearing activities may expose us to trading risks in the event customers or brokers are unable to fulfill their contractual obligations and it is necessary to purchase or sell securities at a loss. For margin transactions, we may be exposed to risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

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

PART II   OTHER INFORMATION

Item 1.    Legal Proceedings

 There have been no material new developments in our legal proceedings since the March 16, 2006 filing of the 2005 10-K.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2005 10-K are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2005 10-K we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.                     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2005 10-K, which could materially affect our business, financial condition or future results. There have been no material changes in the Risk Factors disclosed in the 2005 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.        Other Information.

We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including a decrease in trading volume on the NYSE or the AMEX, changes in volatility in the equity securities market and changes in the value of our securities positions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in us involves various risks, including those mentioned above and those that are detailed from time to time in our SEC filings.

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

Item 6.    Exhibits.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

32.2

Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2006	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.

32.2

Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.