Form 10-Q
period 2006-06-30
LABRANCHE & CO INC
filed 2006-08-09
CIK 1089044

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of August 7, 2006 was 60,733,889.

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$24,822	$47,871	$89,787	$87,912
Commissions	18,540	21,190	38,684	44,753
Net (loss) gain on non-marketable investments	(120)	230	143	322
Net (loss) gain on NYX transaction	(30,309)	—	148,672	—
Stock borrow interest	35,262	4,651	61,673	6,727
Other interest	5,539	3,877	10,715	6,509
Other	(518)	(74)	78	(1,175)
Total revenues	53,216	77,745	349,752	145,048

EXPENSES:
Employee compensation and related benefits	9,382	24,877	43,523	46,780
Margin interest	42,162	5,501	68,794	8,798
Other interest	13,786	13,280	27,207	26,566
Exchange, clearing and brokerage fees	12,564	9,892	22,574	19,886
Lease of exchange memberships and trading license fees	1,260	983	2,311	1,995
Depreciation and amortization of intangibles	3,078	3,039	6,060	6,092
Other	10,594	10,159	21,086	21,205
Total expenses	92,826	67,731	191,555	131,322

(Loss) income before (benefit) provision for income taxes	(39,610)	10,014	158,197	13,726

(BENEFIT) PROVISION FOR INCOME TAXES	(17,222)	1,272	68,300	2,738

Net (loss) income applicable to common stockholders	$(22,388)	$8,742	$89,897	$10,988

Weighted-average common shares outstanding:
Basic	60,734	60,624	60,713	60,610
Diluted	60,734	60,688	61,399	60,870
(Loss) Earnings per share:
Basic	$(0.37)	$0.14	$1.48	$0.18
Diluted	$(0.37)	$0.14	$1.46	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(000’s omitted except per share data)

	As of
	June 30, 2006	December 31, 2005
	(unaudited)	(audited)

ASSETS
Cash and cash equivalents	$600,604	$427,284
Cash and securities segregated under federal regulations	8,430	6,554
Securities purchased under agreements to resell	45,000	79,000
Receivable from brokers, dealers and clearing organizations	169,577	596,796
Receivable from customers	3,538	3,659
Financial instruments owned, at fair value:
Corporate equities, not readily marketable	192,717	—
Corporate equities	1,651,195	660,949
Options	600,152	393,783
Exchange-traded funds	788,991	743,853
Government and corporate bonds	5,116	8
Commissions receivable	4,015	4,337
Exchange memberships contributed for use, at market value	—	24,500
Exchange memberships owned, at adjusted cost (market value of $3,341 and $138,768, respectively)	1,314	59,664
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $13,236 and $12,364, respectively	6,489	2,695
Intangible assets, net of accumulated amortization:
Specialist stock lists, less accumulated amortization of $60,550 and $55,362, respectively	345,640	350,828
Trade name	25,011	25,011
Goodwill	250,569	250,569
Deferred tax assets	24,248	12,543
Other assets	31,573	22,876
Total assets	$4,754,179	$3,664,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers and dealers	$535,045	$17,811
Payable to customers	7,678	4,858
Financial instruments sold, but not yet purchased, at fair value:
Corporate equities	1,493,485	1,377,184
Options	659,396	400,211
Exchange-traded funds	467,666	321,316
Government and corporate bonds	957	77,263
Accrued compensation	5,666	22,722
Accounts payable and other accrued expenses	25,359	21,133
Other liabilities	16,468	11,859
Income taxes payable	10,833	10,513
Deferred tax liabilities	214,928	148,263
Short term debt	16,610	3,000
Long term debt	467,837	481,425
Subordinated liabilities:
Exchange memberships contributed for use, at market value	—	24,500
Other subordinated indebtedness	6,395	9,395
Total liabilities	3,928,323	2,931,453

Commitments and contingencies

Common stock, $.01 par value, 200,000,000 shares authorized; 60,733,889 and 60,623,819 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	607	606
Additional paid-in capital	692,490	689,988
Retained earnings	132,759	42,862
Total stockholders’ equity	825,856	733,456
Total liabilities and stockholders’ equity	$4,754,179	$3,664,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’s omitted)

	Six Months Ended June 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,897	$10,988
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation and amortization of intangibles	6,060	6,092
Amortization of debt issuance costs and bond discount	939	849
Compensation expense related to stock-based compensation	2,503	1,998
Deferred taxes, net	54,960	18,021
Net gain on NYX transaction	(134,217)	—
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	(1,876)	9,244
Securities purchased under agreements to resell	34,000	(26,000)
Receivable from brokers, dealers and clearing organizations	427,219	(380,689)
Receivable from customers	121	4,360
Financial instruments owned, at fair value:
Corporate equities	(990,246)	(54,680)
Options	(206,369)	(75,255)
Exchange-traded funds	(45,138)	(297,953)
Government and corporate bonds	(5,108)	—
Commissions receivable	322	741
Other assets	(9,614)	3,985
Payable to brokers and dealers	517,234	(51,093)
Payable to customers	2,820	3,501
Financial instruments sold, but not yet purchased, at fair value:
Corporate equities	116,301	402,846
Options	259,185	76,162
Exchange-traded funds	146,350	44,378
Government and corporate bonds	(76,306)	304,421
Accrued compensation	(17,056)	(12,812)
Accounts payable and other accrued expenses	4,226	1,745
Other liabilities	4,609	193
Income taxes payable	259	2,429
Net cash provided by (used) in operating activities	181,075	(6,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(4,666)	(497)
Payments for purchases of exchange memberships	(150)	(325)
Net cash used in investing activities	(4,816)	(822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to minority interest holder	—	(356)
Principal payments of subordinated debt	(3,000)	(4,890)

Tax benefit from vesting of stock based compensation	61	—
Repayment of short term and long term debt	—	(2,000)
Net cash used in financing activities	(2,939)	(7,246)
Increase (Decrease) in cash and cash equivalents	173,320	(14,597)
CASH AND CASH EQUIVALENTS, beginning of period	427,284	444,446
CASH AND CASH EQUIVALENTS, end of period	$600,604	$429,849

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:

Interest	$94,337	$25,695
Income taxes	$14,051	$228

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	$2,502	$1,998
Net increase in corporate equities, not readily marketable from NYX exchange transaction	$(192,717)	—
Net decrease from exchange of NYSE memberships for NYX common stock	$58,500	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.                                      ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”).  The Holding Company is the sole member of LaBranche & Co. LLC, the 100% stockholder of LFSI, LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”) and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD”, and collectively with the Holding Company, LaBranche & Co. LLC, LFSI, LSHI, LABDR, LSP, LSPS, LSPE and LSPH the “Company”).   LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and in equity securities on the American Stock Exchange (“AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges and provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist and as a market-maker in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges. LSPS is a registered broker-dealer that operates as a specialist in ETFs traded on the NYSE. LSPE is a United Kingdom-registered broker-dealer and operates as a market-maker for ETFs in Europe. LSPH was organized to operate as a market-maker for ETFs and engage in hedging transactions in Asia, and is in the process of registering as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is an NASD member firm that was acquired by the Company in April 2006 and is in the process of obtaining an approval from the NASD to become a market-maker on the NASDAQ system. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Included in cash and cash equivalents are currency positions that are being held in the Company’s prime brokerage account with the clearing broker for the Company’s specialist and market-making operations. At June 30, 2006 and December 31, 2005 the balances were $184.5 million and $43.0 million, respectively.  These balances represent cash that is used in day-to-day trading activities and may not be utilized by the Company to pay for daily operating activities unrelated to the trading for which it is used.

Securities Transactions

The Company, at the subsidiary level, has proprietary security positions in which it maintains both a long and short position in separate proprietary trading accounts at its clearing broker. These long and short positions are treated as offsetting and are presented on a net basis. Prior-period amounts have been reclassified to conform to the current period’s presentation.

Certain receivables from and payables to brokers, dealers and clearing organizations have been presented on a net-by-counterparty basis when the requirements of FIN No. 39, “Offsetting of Amounts Related to Certain Contracts,” are satisfied.  Prior-period amounts have been reclassified to conform to the current period’s presentation.

3.                                      INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of June 30, 2006 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006 (the “2005 10-K”). Results of the second quarter 2006 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

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

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Current federal, state and local taxes	$3,375	$5,486	$13,340	$(15,283)
Deferred tax provision (benefit)	(20,597)	(4,214)	54,960	18,021
Total provision (benefit) for income taxes	$(17,222)	$1,272	$68,300	$2,738

5.             CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of June 30, 2006 and December 31, 2005, LaBranche & Co. LLC’s net capital, as defined under SEC Rule
15c3-1, was $455.5 million and $459.8 million, respectively, which exceeded the minimum requirements by $454.2 million and $458.1 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .04 to 1 and .05 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of June 30, 2006 and December 31, 2005, LaBranche & Co. LLC’s and LSPS’ NYSE minimum required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $460.5 million and $459.3 million as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS. Both LaBranche & Co. LLC and LSPS thus satisfied their respective net liquid asset requirements as of those dates. On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction is expected to be effected in four equal quarterly installments commencing on the date the SEC approves the final method of calculating our aggregate NLA reduction.  As a result, the Company anticipates that LaBranche & Co. LLC’s and LSPS’s aggregate required minimum combined NLA will be significantly reduced.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of June 30, 2006 and December 31, 2005, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of June 30, 2006 and December 31, 2005, LFSI’s net capital, as defined, was $20.8 million and $19.7 million, respectively, which exceeded minimum requirements by $19.3 million and $18.2 million, respectively.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of July 5, 2006, to comply with its June 30, 2006 requirement, cash and U.S. Treasury Bills in the amount of $3.3 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $3.3 million. As of January 4, 2006, to comply with its December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $1.2 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.2 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  As of July 5, 2006, to comply with LFSI’s June 30, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.8 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $2.5 million. As of January 4, 2006, to comply with LFSI’s December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $5.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $2.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2006 and December 31, 2005, LSP’s net capital, as defined, was $66.8 million and $56.8 million, respectively, which exceeded minimum requirements by $65.9 million and $55.7 million, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2006 and December 31, 2005, LSPS’ net capital, as defined, was $18.8 million and $10.7 million, respectively, which exceeded the minimum requirements by $18.5 million and $10.6 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .21 to 1 and .16 to 1, respectively.

6.             EARNINGS (LOSS) PER SHARE

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net (loss) income available to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares. For the three months ended June 30, 2006 692,397 potentially dilutive shares from restricted stock units were not included in the computation of diluted (loss) earnings per share because to do so would be anti-dilutive.

The computations of basic and diluted earnings per share are set forth below (000’s omitted, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted (loss) earnings per share – net (loss) income applicable to common stockholders	$(22,388)	$8,742	$89,897	$10,988
Denominator for basic (loss) earnings per share – weighted-average number of common shares outstanding	60,734	60,624	60,713	60,610
Dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	64	686	260
Denominator for diluted (loss) earnings per share – weighted-average number of common shares outstanding	60,734	60,688	61,399	60,870
(Loss) earnings per share:
Basic	$(0.37)	$0.14	$1.48	$0.18
Diluted	$(0.37)	$0.14	$1.46	$0.18

Options to purchase an aggregate of 1,654,778 and 1,969,778 shares of common stock were outstanding during the three and six months ended June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock.  In addition, potential common shares relating to restricted stock and restricted stock units for the three months ended June 30, 2005 totaling 1,123,237 shares, and for the six months ended June 30, 2006 and 2005 totaling 915,105 and 926,945 shares, respectively, were dilutive.  The calculation of diluted earnings per share includes the dilutive effect of these stock-based awards. For the three months ended June 30, 2006, 909,435 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

7.             EMPLOYEE INCENTIVE PLANS

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R)  was adopted as of January 1, 2006, using the modified prospective method. SFAS No. 123(R) requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123(R), forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of 2006, the Company recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123(R) as of the first day of the Company’s 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to the Company’s financial condition, results of operations, earnings per share or cash flows for the first quarter of 2006.

The following disclosures are also being provided pursuant to the requirements of SFAS 123(R):

The Company sponsors one share-based employee incentive plan — the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the date on which the awards are granted.  Amortization of compensation costs for grants awarded under the Plan recognized during the quarters ended June 30, 2006 and 2005 was approximately $1.1 million and $840,000, respectively. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $478,000 and $365,000 for the quarters ended June 30, 2006 and 2005.

At June 30, 2006, unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $9.5 million. The cost of these non-vested awards is generally expected to be recognized over a weighted-average period of approximately three years.

SFAS 123(R) generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. The Company did not grant any share-based awards prior to its adoption of SFAS 123(R) to retirement-eligible employees or those with non-substantive non-compete agreements.  In addition, no grants of any stock options or RSUs were changed or amended  after the Company’s adoption of SFAS 123(R) to reflect retirement eligibility or non-compete agreements.

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal 2009 may not exceed 7,687,500 shares.  As of June 30, 2006 and December 31, 2005, 2,881,236 shares and 3,499,472 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

The Company issued restricted stock units to employees under the Plan, primarily in connection with year-end compensation.  All of the restricted stock units outstanding as of June 30, 2006 and December 31, 2005 required future service as a condition to the delivery of  the underlying shares of common stock.  In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the restricted stock units become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting.  The grantee forfeits the unvested portion of the restricted stock units upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2005	1,093,666	$8.76
Granted	695,500	10.68
Vested	(90,668)	9.38
Forfeited	(66,666)	8.38
RSUs Outstanding as of March 31, 2006	1,631,832	$9.56
Granted	—	—
Vested	—	—
Forfeited	(30,000)	9.80
RSUs Outstanding as of June 30, 2006	1,601,832	$9.55

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense.  Applying SFAS No. 123(R) as of June 30, 2006, for purposes of determining share-based award expense, RSUs with respect to 1,428,169 shares of the Company’s common stock were expected to vest, with a weighted average price of $9.44 per share.

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

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2005	1,709,778	$25.39
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—
Options Outstanding as of March 31, 2006	1,709,778	$25.39
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(55,000)	37.27
Options Outstanding as of June 30, 2006	1,654,778	$25.00

Options Exercisable as of:
December 31, 2005	1,709,778	$25.39
March 31, 2006	1,709,778	$25.39
June 30, 2006	1,654,778	$25.00

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	764,778	3.54	$13.93	764,778	$13.93
21.00 – 30.99	75,000	6.32	27.50	75,000	27.50
$31.00 – $40.99	815,000	5.52	$35.15	815,000	$35.15
	1,654,778			1,654,778

No options were exercised during the six months ended June 30, 2006 and June 30, 2005.

8.             BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based on the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities, rights and ETFs listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges, and as a market-maker in ETFs, futures and options on several exchanges. This segment also provides support services for the NYSE specialist activities. The Specialist segment currently includes the operations of LaBranche & Co. LLC, LSH and its direct subsidiaries, LABDR and BV.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Specialist and Market-Making Segment:
Revenues	$44,582	$66,083	$315,910	$120,571
Operating expenses	64,646	37,714	133,538	69,806
Depreciation and amortization of intangibles	2,816	2,894	5,631	5,808
(Loss) income before taxes	(22,880)	25,475	176,741	44,957
Segment goodwill	250,569	250,569	250,569	250,569
Segment assets	$4,581,859	$2,755,096	$4,581,859	$2,755,096

Execution and Clearing Segment:
Revenues	$7,308	$10,792	$31,604	$22,987
Operating expenses	9,396	11,561	20,160	24,361
Depreciation and amortization of intangibles	103	113	205	223
(Loss) income before taxes	(2,191)	(882)	11,239	(1,597)
Segment assets	64,413	$48,587	$64,413	$48,587

Other (1):
Revenues	$1,326	$870	$2,238	$1,490
Operating expenses	15,706	15,417	31,797	31,063
Depreciation and amortization of intangibles	159	32	224	61
Loss before taxes	(14,539)	(14,579)	(29,783)	(29,634)
Segment assets	$107,907	$141,729	$107,907	$141,729

Total:
Revenues	$53,216	$77,745	$349,752	$145,048
Operating expenses	89,748	64,692	185,495	125,230
Depreciation and amortization of intangibles	3,078	3,039	6,060	6,092
(Loss) income before taxes	(39,610)	10,014	158,197	13,726
Goodwill	250,569	250,569	250,569	250,569
Assets	$4,754,179	$2,945,412	$4,754,179	$2,945,412

(1)                                 Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income and net gains from non-marketable investments) and elimination entries.

9. NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

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

In the NYSE Merger each NYSE membership became entitled to receive in exchange for the NYSE membership $300,000 in cash and 80,177 shares of NYSE Group common stock (the “NYX stock”).  In addition, immediately prior to the consummation of the NYSE Merger, the NYSE announced a “permitted dividend” to be paid with respect to each NYSE membership in the amount of approximately $70,570, or $2.7 million in total, which was equivalent to the membership’s pro rata portion of the NYSE’s “excess cash,” as defined in the NYSE Merger agreement governing the merger. The Company received the permitted dividend with respect to each of its 39 NYSE memberships on March 14, 2006.

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

After the consummation of the NYSE Merger, the Company accounts for its investment in the NYX stock as owned restricted stock and reflected at the estimated fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide—Brokers and Dealers in Securities. At June 30, 2006, the NYSE closing market price for the NYX stock was $68.48 per share as compared to the closing price of NYX stock on March 31, 2006, which was $79.25. As such, this resulted in the Company’s recognition of an unrealized loss of $30.3 million for the three month period ended June 30, 2006, which includes a valuation allowance due to the share restrictions. The Company’s aggregate unrealized gain for the first half of 2006 was $4.2 million. The shares of NYX stock received in the NYSE Merger are subject to a three-year restriction on transfer. The restriction will be removed in equal one-third installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion.

Prior to the closing of the NYSE Merger, the Company participated in a “Dutch” auction for trading licenses, successfully bidding for 95 trading licenses at an annual price of $49,290 each, the minimum bid accepted by the NYSE. In June 2006, the Company surrendered three of these licenses. The licenses became effective for trading on the NYSE on March 8, 2006. The costs of the trading licenses for 2006 are approximately $1.2 million per quarter.

10.          CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 16, 2006 filing of the Company’s 2005 10-K, except as follows:

Henik/Lewis.  On June 30, 2006, the Court entered an order dismissing the Henik and Lewis actions.

Sternlicht.  On July 18, 2006, plaintiff stipulated to the voluntarily dismissal of the Sternlicht action without prejudice.  On July 21, 2006, the Court approved the dismissal.

Last Atlantis, Rule and Martin.  On June 14, 2006, the Holding Company and LSP entered into a settlement of the Last Atlantis, Rule and Martin actions in exchange for the payment of an immaterial sum.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2005 10-K and above are without merit, and the Company denies all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2005 10-K and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On May 26, 2006, the Company entered into a lease commitment for office space located at 33 Whitehall Street New York, New York. The lease is for approximately 48,000 square feet and expires February 28, 2017.

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

Executive Overview

Our revenue for the 2006 second quarter decreased to $53.2 million from $77.7 million in the second quarter of 2005. The 2006 second quarter revenue included a pre-tax loss of approximately $30.3 million attributable to the decline of the estimated fair value of the restricted shares of NYSE Group, Inc., or “NYX,” common stock which we held. We incurred a net loss of $22.4 million, or $0.37 per diluted share, for the 2006 second quarter, as compared to net income of $8.7 million, or $0.14 per diluted share, for the second quarter of 2005.  Excluding the net loss attributable to the decline in value of our NYX restricted shares, our net operating loss for the second quarter of 2006 was $5.3 million, or $0.09 per diluted share, which included an after-tax reduction of our discretionary and incentive bonus estimate by approximately $5.2 million, or $0.09 per diluted share.

The primary driver of our results, principal trading revenue, was significantly lower this past quarter due to difficult trading conditions stemming from our affirmative obligation as specialists and market makers. In May 2006, several major indexes declined for an extended period, and we were obligated to purchase securities as they fell in price. We also fared relatively poorly in trading many of our emerging market and foreign securities.

Our business remains in transition. Decimalization has changed the way orders are executed, resulting in very large orders being broken into small pieces. In addition, sector and index trading are now dominating trading. Electronic message traffic has increased dramatically. We have also shifted much of our focus to making markets in indexes, options and ETFs. For example, we are continuing to become the specialist and/or market maker in additional ETFs as they continue to be listed on various exchanges. We also are continuing to build on our technology in order to be able to quote securities in many different markets, domestically and abroad.

We believe our specialist and market-making operations constitute a good business model in terms of profitability. Last year, for example, our cash equity specialist business generated enough operating income to distribute dividends to our holding company of approximately $77.0 million. As of June 30, 2006, this business has enabled us to distribute dividends of approximately $26 million to our holding company this year.

As the equities markets change, we intend to deploy more technology in the market to enable us to act as dealer and stabilize prices.  Historically, we have been largely dependent on the technology provided by the exchanges of which we have been members.  However, we are now deploying LaBranche proprietary technology in the NYSE Hybrid system and other markets.  We are testing these systems vigorously and are participating in pilot programs involving a number of securities. We believe this technology will enable us to continue to be a meaningful participant and liquidity provider in markets.

Our fixed charge coverage ratio for purposes of our public debt covenants, our ratio remains above 2.0:1, and we currently are allowed to make restricted payments (as defined in the indenture governing this debt) of up to approximately $81.0 million.

Finally, on July 25, 2006, the Securities and Exchange Commission approved a reduction in the net liquid asset (“NLA”) requirements applicable to our Specialist and Market-Making business.  We believe this NLA reduction, along with our cash generation, the cash we received in connection with the NYSE/Archipelago merger and our ownership of 3.1 million shares of NYX stock will provide us with financial flexibility going forward.

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

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented (unaudited):

	Three Months Ended June 30,
	2006			2005
	Income as originally stated	Adjustments (1)	Pro forma net income	Income as originally stated	Adjustments	Pro forma net income
Total revenues	$53,216	$30,309	$83,525	$77,745	$—	$77,745
Total expenses	92,826	—	92,826	67,731	—	67,731
(Loss) income before (benefit) provision for income taxes	(39,610)	30,309	(9,301)	10,014	—	10,014
(Benefit) provision for income taxes	(17,222)	13,184	(4,038)	1,272	—	1,272
Net (loss) earnings applicable to common stockholders	$(22,388)	$17,125	$(5,263)	$8,742	$—	$8,742
(Loss) earnings per share:
Basic	$(0.37)	$(0.28)	$(0.09)	$0.14	$—	$0.14
Diluted	$(0.37)	$(0.28)	$(0.09)	$0.14	$—	$0.14

	Six Months Ended June 30,
	2006			2005
	Income as originally stated	Adjustments (1)	Pro forma net income	Income as originally stated	Adjustments	Pro forma net income
Total revenues	$349,752	$(148,672)	$201,080	$145,048	$—	$145,048
Total expenses	191,555	—	191,555	131,322	—	131,322
Income (loss) before provision (benefit) for income taxes	158,197	(148,672)	9,525	13,726	—	13,726
Provision (benefit) for income taxes	68,300	(63,834)	4,466	2,738	—	2,738
Net earnings (loss) applicable to common stockholders	$89,897	$(84,838)	$5,059	$10,988	$—	$10,988
Earnings (loss) per share:
Basic	$1.48	$(1.40)	$0.08	$0.18	$—	$0.18
Diluted	$1.46	$(1.38)	$0.08	$0.18	$—	$0.18

(1)          Reflects gains and losses in each accounting period, based on the fair market value of the restricted shares of NYX common stock at the end of each such period.

New Accounting Developments

Employee Incentive Plans

We adopted the fair value recognition provisions for share-based awards pursuant to SFAS 123(R) effective January 1, 2006. Please refer to Footnote 7, “Employee Incentive Plans” of our consolidated financial statements in this report for additional information and disclosure.

Accounting for Tax Uncertainties

In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in the first quarter of 2007. We are currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the three months ended June 30, 2006, there were no changes in circumstances that necessitated goodwill impairment testing. We cannot provide assurance that future goodwill impairment testing will not result in impairment charges in subsequent periods.

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

Valuation Allowance on Restricted NYX Shares

In connection with the NYSE/Archipelago merger on March 7, 2006, we received 3,126,903 restricted shares of NYX stock. We mark to market these shares of NYX stock and apply the appropriate discount as long as the transfer restrictions are in effect. As a result, we recognize a loss or gain in each accounting period, based on the fair market value of NYX stock as of the end of such accounting period. The fair market value of our shares of NYX stock at June 30, 2006 includes a valuation allowance against the market price to reflect the restricted nature of the NYX stock. The carrying value of the NYX stock as of June 30, 2006 is shown on our Balance Sheet under a new line item entitled “Corporate Equities, Not-Readily Marketable” with a carrying value of approximately $192.7 million. The valuation allowance described above requires judgment by our management based on the market price of the NYX stock and the restrictions on transfer applicable to our shares of NYX stock.  Although we have retained an independent valuation consultant in determining the valuation allowance for our shares of NYX stock, it is possible that a reasonable person, applying different factors or analysis to the value of the restricted shares of NYX stock, could reach different conclusions as to the valuation allowance to be applied to the NYX stock.

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

Results of Operations

Specialist and Market-Making Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2006 vs. 2005 Percentage	Six Months 2006 vs. 2005 Percentage
(000’s omitted)	2006	2005	2006	2005	Change	Change

Revenues:
Net gain on principal transactions	$24,823	$47,871	$89,787	$87,912	(48.1)%	2.1%
Commissions	9,321	10,596	19,424	22,153	(12.0)	(12.3)
Stock borrow interest	35,128	4,567	61,404	6,591	669.2	831.6
Other interest	4,228	3,030	8,098	5,099	39.5	58.8
Net (loss) gain on NYX transaction	(27,978)	—	137,236	—	100.0	100.0
Other	(940)	19	(39)	(1,184)	(5047.4)	(96.7)
Total segment revenues	44,582	66,083	315,910	120,571	(32.5)	162.0

Operating expenses	67,462	40,608	139,169	75,614	66.1	84.1

(Loss) income before taxes	$(22,880)	$25,475	$176,741	$44,957	(189.8)%	293.1%

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

Net (loss) gain on the NYX transaction reflects the net gain (loss) associated with the exchange of the NYSE memberships owned in connection with our Specialist and Market-Making operations for shares of NYX stock and cash on March 7, 2006, and the subsequent change in fair market value of such NYX stock.

Other revenue at our Specialist and Market-Making segment consists primarily of proprietary trading gains or losses and gains or losses from an investment in a hedge fund.

Key Metrics of our Specialist and Market-Making Business— When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on cash equity specialist financial results. Some of the key metrics that we review, and their values for the three and six month periods ended June 30, 2006 and 2005, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2006 vs. 2005 Percentage	Six Months 2006 vs. 2005 Percentage
	2006	2005	2006	2005	Change	Change

NYSE average daily share volume (in millions)	1,901.3	1,569.4	1,825.8	1,598.5	21.1%	14.2%
LAB share volume on the NYSE (in billions)	28.0	24.7	53.7	49.9	13.4	7.6
LAB dollar value on the NYSE (in billions)	$1,008.6	$804.1	$1,966.8	$1,617.6	25.4	21.6
Share volume of principal shares traded (in billions)	4.7	4.7	9.9	9.9	0.0	0.0
Dollar value of principal shares traded (in billions)	$179.7	$166.4	$376.0	$343.0	8.0	9.6
Average closing price of the CBOE Volatility Index	14.5	13.3	13.3	13.1	9.0	1.5
Program trading as an approximate percentage of NYSE average daily share volume	63.2%	58.7%	60.6%	57.3%	7.7	5.8
Number of Specialist ETFs	73	52	73	52	40.4	40.4
Number of Specialist Options	761	561	761	561	35.7%	35.7%

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

Three Months Ended June 30, 2006 versus June 30, 2005

Net gain on principal transactions for the second quarter of 2006 decreased as a result of poor market conditions in May and June 2006, combined with the affirmative obligation of our specialist and market-making business in a declining market and poor trading in emerging market securities. Lower volatility and increased program trading also contributed to these results.

Commissions revenue during the second quarter of 2006 decreased as a result of a decrease in share volume of transactions with respect to which a specialist commission may be charged.  Despite the increase in share volume on the NYSE and in our NYSE specialist stocks, there was an increase in program trading, which resulted in fewer opportunities to participate in block trades.

The increase in stock borrow interest income was primarily due to increased stock borrow positions and higher interest rates during the 2006 first quarter, as compared to the 2005 first quarter.

Interest income on our short-term investments increased primarily due to a 2% increase in the Fed Funds rate year over year.

Net loss on NYX transaction is directly related to a decrease in the share price of the NYX restricted stock during the second quarter of 2006.

Other revenue is mainly comprised of non material proprietary trading gains or losses which vary from period to period.

Six Months Ended June 30, 2006 versus June 30, 2005

The increase in our net gain on principal transactions reflects an increase in our specialist and market-making principal trading revenue for the six months ended June 30, 2006 as compared to the same period in 2005, which was partially offset by the poor trading conditions in the second quarter of 2006. The increase in the NYSE average daily share volume, along with increases in share volume and dollar value traded of our NYSE specialist stocks in the first three months, provided our NYSE equity specialists with more opportunities to participate in trades as principal.

Commissions revenue during the first half of 2006 decreased as a result of a decrease in share volume of transactions with respect to which a specialist commission may be charged.  Despite the increase in share volume on the NYSE and in our NYSE specialist stocks, the increase in program trading, which facilitates fast executions, has reduced the number of limit orders and therefore decreased our commission revenue.

The increase in stock borrow interest income was primarily due to continued increased stock borrow positions and higher interest rates during the 2006 first six months, as compared to the 2005 first six months.

Interest income on our short-term investments increased primarily due to a 2% increase in the Fed Funds rate year over year.

Net gain on the NYX transaction was the result of the consummation of the NYSE/Archipelago merger in which the 36 NYSE memberships used in our Specialist and Market-Making segment were exchanged for approximately 2.9 million shares of NYSE Group, Inc. common stock and approximately $13.3 million in cash, and the subsequent changes in the fair market value of our restricted shares of NYX common stock at June 30, 2006.

Other revenue is mainly comprised of non material proprietary trading gains or losses and gains or losses on non-marketable investments, which vary from period to period.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2006 vs. 2005 Percentage	Six Months 2006 vs. 2005 Percentage
(000’s omitted)	2006	2005	2006	2005	Change	Change

Revenues:
Commissions	$9,219	$10,594	$19,260	$22,600	(13.0)%	(14.8)%
Stock borrow interest	134	84	269	136	59.5	97.8
Other interest	257	96	540	187	167.7	188.8
Net (loss) gain on NYX transaction	(2,331)	—	11,436	—	100.0	100.0
Other	29	18	99	64	61.1	54.7
Total segment revenues	7,308	10,792	31,604	22,987	(32.3)	37.5

Operating expenses	9,499	11,674	20,365	24,584	(18.6)	(17.2)

(Loss) income before taxes	$(2,191)	$(882)	$11,239	$(1,597)	148.4%	(803.8)%

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage activities.

Net (loss) gain on the NYX transaction reflects the net gain (loss) associated with the exchange of the NYSE memberships owned in connection with our Execution and Clearing operations for shares of NYX stock and cash on March 7, 2006, and the subsequent change in fair market value of such NYX stock.

Our Execution and Clearing segment’s other revenues consist of interest income, proprietary trading net gains or losses and fees charged to customers for use of our proprietary front-end order execution system.

Three Months Ended June 30, 2006 versus June 30, 2005

Commissions revenue decreased primarily as a result of discontinued business with a direct access customer. This was partially offset by an increase in commissions earned from institutional customers.

Net loss on NYX transaction is directly related to a decrease in the share price of the NYX restricted stock during the second quarter of 2006.

Six Months Ended June 30, 2006 versus June 30, 2005

Commissions revenue had an overall decrease due to discontinued business with a direct access customer.  This was offset by increase in commissions earned by institutional trading.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2006 vs. 2005 Percentage	Six Months 2006 vs. 2005 Percentage
(000’s omitted)	2006	2005	2006	2005	Change	Change

Interest	$1,055	751	$2,076	1,223	40.5%	69.7%
Other	271	119	162	267	127.7	(39.3)
Total segment revenues	1,326	870	2,238	1,490	52.4	(50.2)

Operating expenses	15,865	15,449	32,021	31,124	2.7	2.9

Loss before taxes	$(14,539)	$(14,579)	$(29,783)	$(29,634)	(0.3)%	0.5%

The portion of our revenues that is not generated from our two principal business segments consists primarily of interest income and net gains or losses from our non-marketable investments.

Three Months Ended June 30, 2006 versus June 30, 2005

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of higher interest rates.

Other revenues increased as a result of an escrow payment related to a non-marketable investment.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Six Months Ended June 30, 2006 versus June 30, 2005

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of higher interest rates.

Other revenue decreased primarily as a result of a decline in the gains related to our non-marketable investments.

Our Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2006 vs. 2005 Percentage	Six Months 2006 vs. 2005 Percentage
(000’s omitted)	2006	2005	2006	2005	Change	Change

Expenses:
Employee compensation and related benefits	$9,382	$24,877	$43,523	$46,780	(62.3)%	(7.0)%
Margin interest	42,162	5,501	68,794	8,798	666.4	681.9
Other interest	13,786	13,280	27,207	26,566	3.8	2.4
Exchange, clearing and brokerage fees	12,564	9,892	22,574	19,886	27.0	13.5
Lease of exchange memberships and trading license fees	1,260	983	2,311	1,995	28.2	15.8
Depreciation and amortization of intangibles	3,078	3,039	6,060	6,092	1.3	(0.5)
Other	10,594	10,159	21,086	21,205	4.3	(0.6)

Total expenses before taxes	92,826	67,731	191,555	131,322	37.1	45.9

Provision (benefit) for income taxes	$(17,222)	$1,272	$68,300	$2,738	(1453.9)%	2394.5%

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

Three Months Ended June 30, 2006 versus June 30, 2005

Employee compensation and related benefits decreased based on a decline in operating results during the second quarter of 2006. In addition we reduced our first quarter 2006 accruals for discretionary and incentive bonus by $9.3 million.

Margin interest expense increased primarily due to the growth and expansion of our Specialist and Market-Making segment’s trading activity in options, futures and ETFs.

Exchange, clearing and brokerage fees increased primarily due to an increase in trading activity in our Specialist and Market-Making segment offset by a decrease in our Execution and Clearing segment based on the discontinued business with one of its customers.

In the NYSE/Archipelago merger, we exchanged our NYSE memberships and terminated our NYSE lease arrangements and purchased 92 trading licenses for $49,290 per license. The quarterly expense for these trading licenses is approximately $1.2 million.

Six Months Ended June 30, 2006 versus June 30, 2005

Employee compensation and related benefits decreased primarily as a result of a decrease in incentive compensation and headcount for our NYSE cash equity specialist employees.  Partially offsetting this decrease were higher employee salaries and stock-based compensation for our options, futures and ETF specialist and market-making employees.

Margin interest expense increased for the six months ended June 30, 2006 from the same period in 2005 mainly due to the increase in margin interest in our options, futures and ETF specialist and market-making trading activities as a result of higher margin interest rates, coupled with an increase in the size of our positions in these products.

Exchange, clearing and brokerage fees increased for the six months ended June 30, 2006 as compared to the same period in 2005 due to increased trading activity at our Specialist and Market-Making segment.  Contributing to this change was an increase in NYSE allocation fees, odd lot fees, and higher commissions as a result of increased structured products trading activity.  Offsetting these increases was a decline at our Execution and Clearing segment of floor brokerage expenses relating to direct-access commissions.

As a result of the consummation of the NYSE/Archipelago merger, we exchanged our

NYSE memberships and terminated our NYSE lease arrangements and purchased 92 trading licenses for $49,290 per license. The quarterly expense for these trading licenses is approximately $1.2 million.

Liquidity and Capital Resources

Given the nature of our specialist and market-making and execution and clearing activities, certain line items on our balance sheet may fluctuate considerably from time to time. Our total assets at June 30, 2006 increased to $4,754.2 million from $3,664.9 million at December 31, 2005. Of the $1.1 billion increase in the balance sheet, $192.7 million was attributable to the exchange of our NYSE memberships in connection with the NYSE/Archipelago merger for approximately 3.1 million shares of NYX stock. The remainder was due to the increase in our inventory positions from December 31, 2005 as a result of the growth in our specialist and market-making business. Our short inventory similarly increased due to the growth in our ETFs, equities, options and futures positions. Our deferred tax liabilities increased $66.7 million primarily from the unrealized gains on the tax-free exchange of NYSE memberships for NYX stock in the NYSE/Archipelago merger. Of our total assets at June 30, 2006, $654.0 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. Our total capital base, which consists of long term obligations (inclusive of subordinated debt, other than those related to contributed exchange memberships), certain other liabilities and total stockholders’ equity, increased to $1,349.7 million at June 30, 2006 from $1,259.9 million at December 31, 2005. This change was mainly due to an increase in equity associated with higher additional paid-in capital and retained earnings, partially offset by a decrease in long term indebtedness.

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

At June 30, 2006, our net cash capital (as defined below) was $83.8 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of the aggregate longer-term funding requirements (i.e. positive net cash capital.) Over the previous twelve months, our net cash capital has averaged above $100 million.

	($ millions)
	6/30/06	12/31/05
Cash Capital Available:
Stockholders’ equity	$825.9	$733.5
Subordinated debt	6.4	9.4
Long term debt > 1 year	467.8	481.4
Other holding company liabilities	49.6	35.6
Total cash capital available	$1,349.7	$1,259.9

Cash Capital Required:
Regulatory capital	$449.5	$449.7
Working capital	149.0	119.1
Illiquid assets/long-term investments	662.6	582.2
Subsidiary intercompany	4.8	2.0
Total Cash Capital Required	$1,265.9	$1,153.0
Net Cash Capital	$83.8	$106.9

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

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of June 30, 2006, we have identified the following alternative funding measures to support future debt maturity requirements:

•                  Disposition of net invested capital at certain subsidiaries.

•                  Reduction of excess capital at LaBranche & Co LLC to only required net liquid assets (excess NLA dividend).

•                  Proposed reduction of NLA requirements by the NYSE and SEC.

•                  Sale of our NYX shares, subject to transfer restrictions

Alternative Funding Measures as of June 30, 2006
$ millions

Net cash capital	$83.8
Investment in subsidiaries	148.9
Excess NLA dividend at LLC	13.5
Proposed reduction of NLA requirements (1)	180.0
NYX stock (2) (3)	121.0
Total cash available from alternative funding measures	$547.2

(1)          This number could be more or less depending on final approved method for determining the NLA reduction.

(2)          Computed on an after-tax basis

(3)          Based on the market price of  NYX stock of $68.48 per share on June 30, 2006

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

 With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and structured in the context of two significant debt tranches with a significant spread of years between maturities (mid-term and long-term.) Thus, we have strategically negotiated debt terms due 2009 and 2012 for the significant debt tranches. In addition, the debt tranches have call provisions which allow pre-maturity retirements as early as 2007. The debt tranches have available maturities and calls over the six year period 2007 through 2012 to allow us maximum flexibility in satisfying the debt maturities with payments and/or sufficient time to refinance the long-term debt as required. The following chart profiles our long-term debt maturity as of June 30, 2006:

Our outstanding senior notes were issued pursuant to an indenture, which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to take certain actions, including incurring additional indebtedness (other than certain “permitted indebtedness”), or making certain “restricted payments” (such as paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity), is limited if our consolidated fixed charge coverage ratio—calculated on a trailing four-quarter basis—is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects the ratio of  (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments that we might make with respect to preferred stock. As of June 30, 2006, our consolidated fixed charge coverage ratio was approximately 2.12:1.

In addition, under the indenture governing our outstanding senior notes, even if our consolidated fixed charge coverage ratio is 2.00:1 or greater, we cannot make any such “restricted payments” if doing so will cause our cumulative “restricted payments” since May 18, 2004 to be greater than the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 and certain other amounts. As of June 30, 2006 this calculation yields a restricted payment allowance of $81.1 million. However, in the event this restriction were to limit us from making restricted payments in the future, we also would be entitled to make such payments up to an aggregate of $15.0 million over the life of the indenture, as described above. Although we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent the covenants in the indenture will prevent us from making restricted payments higher than $15.0 million in the future. To the extent we repurchase any outstanding senior notes in connection with future corporate strategic initiatives, our fixed-term interest payments would be correspondingly reduced, and our fixed charge coverage ratio under the indenture would increase.

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

We characterize our outstanding $13.6 million aggregate principal amount of 12.0% senior subordinated notes due 2007 (the “2007 Notes”), that were not tendered for repurchase in connection with our May 2004 debt refinancing, as short term debt. Until their maturity on March 2, 2007, the 2007 Notes will continue to accrue interest at a rate of 12.0% per annum.

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

As of June 30, 2006, the subordinated indebtedness of LaBranche & Co. LLC (excluding subordinated liabilities related to contributed exchange memberships) aggregated $9.4 million. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between August 2006 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. On June 3 of both 2005 and 2006, LaBranche & Co. LLC repaid $3.0 million principal amount of this senior subordinated indebtedness, plus accrued interest, thus leaving $6.0 million principal amount of this senior subordinated indebtedness outstanding.  LaBranche & Co. LLC may prepay, at a premium, all or any part of these remaining senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. The junior subordinated notes, which aggregate $3.4 million principal amount, have an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

As of June 30, 2006, our outstanding indebtedness included eight separate note obligations, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

As of June 30, 2006, we had a tax payable of $10.8 million which included a pending tax liability of $2.6 million assessed in April 2005.

Our “Other liabilities” of $16.5 million reflected on the accompanying 2006 consolidated statement of financial condition are comprised of legal and tax contingencies pursuant to SFAS 5. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of June 30, 2006, LaBranche & Co. LLC’s net capital, as defined, was $455.5 million, which exceeded the minimum requirements by $454.2 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets (“NLA”), their position requirement. As of June 30, 2006, LaBranche & Co. LLC’s and LSPS’ minimum required combined dollar amount of NLA, as defined, was $447.0 million. LaBranche & Co. LLC’s actual NLA, as defined, was $460.5 million as of June 30, 2006.  LSPS is not required to perform an NLA calculation because LaBranche & Co. LLC’s actual NLA exceeds the combined NLA requirement of LaBranche & Co. LLC and LSPS. On July 25, 2006, the Securities and Exchange Commission approved an NYSE-proposed reduction in the NLA requirements applicable to our Specialist and Market-Making business. This reduction is expected to be effected in four equal quarterly installments commencing on the date the SEC approves the final method of calculating our aggregate NLA reduction.  The final reduction in LaBranche & Co. LLC’s NLA requirement, pursuant to this approval, however, will allow funds no longer needed to satisfy NLA requirements to be used for other corporate purposes.

The AMEX generally requires its equities specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of June 30, 2006, LaBranche & Co. LLC satisfied the AMEX equities specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LaBranche Financial Services, Inc. (“LFSI”) also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of June 30, 2006 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of June 30, 2006, LFSI’s net capital, as defined, was $20.8 million, which exceeded its minimum net capital requirement by $19.3 million.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of July 5, 2006, to comply with its June 30, 2006 requirement, cash and U.S. Treasury Bills in the amount of $3.3 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $3.3 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation.  As of July 5, 2006, to comply with LFSI’s June 30, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.8 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $2.5 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2006, LSP’s net capital, as defined, was $66.8 million, which exceeded its minimum net capital requirement by $65.9 million.

As a specialist and member of the NYSE, LSPS is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2006, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $18.8 million, which exceeded the minimum requirement by $18.5 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s and LSPS’ combined net liquid asset requirement of $447.0 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the combined net liquid asset requirement of $447.0 million is met by LaBranche & Co. LLC’s and LSPS’ securities positions, pending trades and other assets associated with its equities, options, futures and ETF specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of June 30, 2006 was used to meet their combined net liquid asset requirement.

Cash Flows

Our cash and cash equivalents during the three month period ended June 30, 2006 increased $173.3 million to $600.6 million. The increase was the result of (a) $181.1 million provided by our operating activities primarily from increases in payable to brokers and dealers, deferred taxes and financial instruments sold, but not yet purchased as well as a decrease in receivable from brokers and dealers partially offset by increases in our financial instruments owned, at fair value (b) $4.8 million used in investing activities primarily attributable to capital expenditures and (c) $2.9 million used in financing activities for the repayment of a portion of our subordinated debt.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing. The senior subordinated notes that remain outstanding since our May 2004 debt refinancing, in the aggregate principal amount of $13.6 million, are publicly held but are no longer rated. The following table sets forth the credit ratings on our registered outstanding senior notes as of June 30, 2006:

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

Contractual Obligations

During the first six months of 2006, other than the lease we entered on May 26, 2006 with respect to 48,000 square feet at 33 Whitehall Street, New York, New York, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2005.

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

A high concentration of our equity specialists’ principal trading revenue generally is generated from our ten and twenty-five most profitable NYSE specialist stocks. The percentage of our equity specialist trading revenue generated from our ten most profitable specialist stocks has increased from 17.4% to 43.9% of net principal trading revenue in the second quarter of 2005 and 2006, respectively. The percentage of our equity specialist trading revenue generated from our twenty-five most profitable specialist stocks has increased from 33.6% to 82.4% of net principal trading revenue in the second quarter of 2005 and 2006, respectively. The adverse trading conditions in the second quarter of 2006 resulted in a decline in overall net principal trading revenue. This resulted in the ten and twenty-five most profitable equity stocks becoming a larger percentage of equity specialist revenue. Revenue from the ten most profitable stocks was $6.2 million and $5.1 million for the second quarters of 2005 and 2006, respectively. Revenue from the twenty-five most profitable stocks was $11.9 million and $9.7 million for the second quarters of 2005 and 2006, respectively. We are not overly reliant on a particular group of specialist stocks, as the composition of our ten and twenty-five most profitable specialist stocks changes frequently.

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

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETF’s in our specialist and market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2006	$(13,803)	$5,760	$(25)	$1,734	$512
June 30, 2006	$(31,187)	$(17,747)	$(50)	$23,486	$55,548

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2006	$(2,412)	$(804)	$804	$2,412
June 30, 2006	$(500)	$(167)	$167	$500

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

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

There have been no material new developments in the Company’s legal proceedings since the March 16, 2006 filing of the Company’s 2005 10-K, except as follows:

Henik/Lewis.  On June 30, 2006, the Court entered an order dismissing the Henik and Lewis actions.

Sternlicht.  On July 18, 2006, plaintiff stipulated to the voluntarily dismissal of the Sternlicht action without prejudice.  On July 21, 2006, the Court approved the dismissal.

Last Atlantis, Rule and Martin.  On June 14, 2006, we and our LSP subsidiary entered into a settlement of the Last Atlantis, Rule and Martin actions in exchange for the payment of an immaterial sum.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2005 10-K and above are without merit, and we deny all allegations of wrongdoing.  There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings.  Therefore, we are unable to estimate the amount or potential range of any loss that may arise out of these proceedings.  The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2005 10-K and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, we believe, based on an understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows

Item 1A. Risk Factors

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

32.1                                                                           Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

32.2                                                                         Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2006	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.

32.2

Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.