Form 10-Q
period 2006-09-30
LABRANCHE & CO INC
filed 2006-11-09
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 7, 2006 was 60,733,889.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(000’s omitted except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$45,129	$47,212	$134,917	$135,124
Commissions	16,739	20,123	55,423	64,876
Net(loss) gain on non-marketable investments	(83)	1,059	60	1,381
Net gain on NYX transaction	17,645	—	166,317	—
Stock borrow interest	38,170	9,459	99,843	16,185
Other interest	7,671	5,056	18,386	11,567
Other	177	822	254	(354)

Total revenues	125,448	83,731	475,200	228,779

EXPENSES:
Employee compensation and related benefits	20,098	25,747	63,621	72,527
Margin interest	50,830	10,152	119,623	18,959
Other interest	13,437	13,133	40,644	39,690
Exchange, clearing and brokerage fees	11,972	10,559	34,546	30,445
Lease of exchange memberships and trading license fees	1,340	1,008	3,651	3,003
Depreciation and amortization of intangibles	3,195	3,008	9,255	9,100
Other	10,815	9,374	31,903	30,579

Total expenses	111,687	72,981	303,243	204,303

Income before provision for income taxes	13,761	10,750	171,957	24,476
PROVISION FOR INCOME TAXES	5,924	1,592	74,224	4,330

Net income applicable to common stockholders	$7,837	$9,158	$97,733	$20,146

Weighted-average common shares outstanding:
Basic	60,734	60,624	60,720	60,615
Diluted	61,403	60,964	61,476	60,947
Earnings per share:
Basic	$0.13	$0.15	$1.61	$0.33
Diluted	$0.13	$0.15	$1.59	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	September 30, 2006	December 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$481,881	$427,284
Cash and securities segregated under federal regulations	8,317	6,554
Securities purchased under agreements to resell	78,000	79,000
Receivable from brokers, dealers and clearing organizations	112,273	596,796
Receivable from customers	2,785	3,659
Financial instruments owned, at fair value:
Corporate equities, not readily marketable	210,362	—
Corporate equities	1,573,266	660,949
Options	559,558	393,783
Exchange-traded funds	630,913	743,853
Government and corporate bonds	198,872	8
Commissions receivable	3,655	4,337
Exchange memberships contributed for use, at market value	—	24,500
Exchange memberships owned, at adjusted cost (market value of $3,566 and $138,768, respectively)	1,314	59,664
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $13,837 and $12,364, respectively	11,682	2,695
Intangible assets, net of accumulated amortization:
Specialist stock lists, less accumulated amortization of $63,144 and $55,362, respectively	343,046	350,828
Trade name	25,011	25,011
Goodwill	250,569	250,569
Deferred tax assets	22,697	12,543
Other assets	37,354	22,876

Total assets	$4,551,555	$3,664,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers and dealers	$167,397	$17,811
Payable to customers	4,086	4,858
Financial instruments sold, but not yet purchased, at fair value:
Corporate equities	1,590,206	1,377,184
Options	653,927	400,211
Exchange-traded funds	498,696	321,316
Government and corporate bonds	26,381	77,263
Accrued compensation	3,934	22,722
Accounts payable and other accrued expenses	37,043	21,133
Other liabilities	16,945	11,859
Income taxes payable	2,631	10,513
Deferred tax liabilities	224,791	148,263
Short term debt	24,622	3,000
Long term debt	459,837	481,425
Subordinated liabilities:
Exchange memberships contributed for use, at market value	—	24,500
Other subordinated indebtedness	6,395	9,395

Total liabilities	3,716,891	2,931,453

Commitments and contingencies
Common stock, $.01 par value, 200,000,000 shares authorized; 60,733,889 and 60,623,819 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	607	606
Additional paid-in capital	693,462	689,988
Retained earnings	140,595	42,862

Total stockholders’ equity	834,664	733,456

Total liabilities and stockholders’ equity	$4,551,555	$3,664,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Nine Months Ended September 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,733	$20,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	9,255	9,100
Amortization of debt issuance costs and bond discount	1,427	1,295
Compensation expense related to stock-based compensation	3,475	2,330
Deferred taxes, net	66,374	17,221
Net gain on NYX transaction	(130,052)	—
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	(1,763)	7,475
Securities purchased under agreements to resell	1,000	(34,000)
Receivable from brokers, dealers and clearing organizations	484,523	(342,940)
Receivable from customers	874	8,135
Financial instruments owned, at fair value:
Corporate equities, not readily marketable	(21,810)	—
Corporate equities	(912,317)	(502,714)
Options	(165,775)	(247,833)
Exchange-traded funds	112,940	(384,808)
Government and corporate bonds	(198,864)	—
Commissions receivable	682	805
Other assets	(15,871)	938
Payable to brokers and dealers	149,586	(94,147)
Payable to customers	(772)	2,897
Financial instruments sold, but not yet purchased, at fair value:
Corporate equities	213,022	1,011,020
Options	253,716	251,090
Exchange-traded funds	177,380	228,957
Government and corporate bonds	(50,882)	92,925
Accrued compensation	(18,788)	(12,784)
Accounts payable and other accrued expenses	15,910	13,319
Other liabilities	5,086	(599)
Tax benefit from vesting of stock based compensation	(61)	—
Income taxes payable	(7,882)	5,138

Net cash provided by operating activities	68,146	52,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(10,460)	(673)
Payments for purchases of exchange memberships	(150)	(325)

Net cash used in investing activities	(10,610)	(998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment to minority interest holder	—	(356)
Principal payments of subordinated debt	(3,000)	(4,890)
Tax benefit from vesting of stock based compensation	61	—
Repayment of short term and long term debt	—	(2,063)

Net cash used in financing activities	(2,939)	(7,309)

Increase in cash and cash equivalents	54,597	44,659
CASH AND CASH EQUIVALENTS, beginning of period	427,284	444,446

CASH AND CASH EQUIVALENTS, end of period	$481,881	$489,105

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$146,546	$27,193
Income taxes	$15,486	$362
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	$3,474	$2,329
Net increase in corporate equities, not readily marketable from NYX exchange transaction	$(188,552)	—
Net increase from exchange of NYSE memberships for NYX common stock	$58,500	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, Inc., a New York corporation (“LFSI”), LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC, the 100% stockholder of LFSI, LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD”, and collectively with the Holding Company, LaBranche & Co. LLC, LFSI, LSHI, LABDR, LSP, LSPS, LSPE and LSPH, the “Company”). LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and in equity securities on the American Stock Exchange (“AMEX”). LFSI is a registered broker-dealer and a member of the NYSE and other exchanges and provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. LFSI also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer that operates as a specialist in ETFs traded on the NYSE. LSPE is a United Kingdom-registered broker-dealer and operates as a market-maker for ETFs in Europe. LSPH was organized to operate as a market-maker for ETFs and engage in hedging transactions in Asia, and is in the process of registering as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is an NASD member firm that was acquired by the Company in April 2006 and is in the process of obtaining an approval from the NASD to become a market-maker on the NASDAQ system. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Included in cash and cash equivalents are currency positions that are being held in the prime brokerage account at the Company’s clearing broker for its specialist and market-making operations. At September 30, 2006 and December 31, 2005 the balances were $73.8 million and $43.0 million, respectively. These balances represent cash that may be used only in connection with the Company’s day-to-day specialist and market-making activities.

Securities Transactions

The Company, at the subsidiary level, has proprietary security positions in which it maintains both long and short positions in separate proprietary trading accounts at its clearing broker. These long and short positions are treated as offsetting and are presented on a net basis. Prior-period amounts have been reclassified to conform to the current period’s presentation.

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

The unaudited interim condensed consolidated financial information as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of September 30, 2006 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006 (the “2005 10-K”). Results of the third quarter 2006 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

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

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Current federal, state and local taxes	$(5,474)	$2,391	$7,850	$(12,891)
Deferred tax provision (benefit)	11,398	(799)	66,374	17,221

Total provision for income taxes	$5,924	$1,592	$74,224	$4,330

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of September 30, 2006 and December 31, 2005, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $415.6 million and $459.8 million, respectively, which exceeded the minimum requirements by $414.2 million and $458.1 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .05 to 1 and .05 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Prior to September 1, 2006 LaBranche & Co. LLC’s and LSPS’ net liquid asset requirements were combined. The combined requirement was calculated by LaBranche & Co. LLC, this requirement was met with the LLC’s net liquid assets. Subsequent to September 1, 2006, each company is required to compute and meet its own requirement. As of September 30, 2006 LaBranche & Co. LLC’s NYSE minimum required dollar amount of net liquid assets, as defined, was $313.8 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $412.2 million as of September 30, 2006. As of December 31, 2005, LaBranche & Co. LLC’s and LSPS’ combined NYSE minimum required dollar amount of net liquid assets, as defined was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined were $459.3 million at December 31, 2005. As of September 30, 2006 and December 31, 2005, LaBranche & Co. LLC’s actual net liquid assets exceeded the net liquid assets requirement. LaBranche & Co. LLC thus satisfied its respective net liquid asset requirement as of those dates. On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction is to be effected in four quarterly installments. After the receipt of the first installment, a dividend was paid to the Holding Company on September 1, 2006 in the amount of $49 million, which also included pre- September 1, 2006 excess NLA held by the company. As a result, the Company anticipates that LaBranche & Co. LLC’s aggregate required minimum NLA will be significantly reduced in additional installments on each of December 1, 2006, March 1, 2007 and June 1, 2007.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of September 30, 2006 and December 31, 2005, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of September 30, 2006 and December 31, 2005, LFSI’s net capital, as defined, was $19.8 million and $19.7 million, respectively, which exceeded minimum requirements by $18.3 million and $18.2 million, respectively.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of October 2, 2006, to comply with its September 30, 2006 requirement, cash and U.S. Treasury Bills in the amount of $2.6 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $2.1 million. As of January 4, 2006, to comply with its December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $1.2 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.2 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation. As of October 2, 2006, to comply with LFSI’s September 30, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.5 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.0 million. As of January 4, 2006, to comply with LFSI’s December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $5.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $2.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2006 and December 31, 2005, LSP’s net capital, as defined, was $64.5 million and $56.8 million, respectively, which exceeded minimum requirements by $64.0 million and $55.7 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .10 to 1 and .29 to 1, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2006 and December 31, 2005, LSPS’ net

capital, as defined, was $20.0 million and $10.7 million, respectively, which exceeded the minimum requirements by $19.8 million and $10.6 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .14 to 1 and .16 to 1, respectively. As of September 30, 2006, LSPS’ NYSE minimum required dollar amount of net liquid assets, as defined, was $12.5 million. LSPS’ actual net liquid assets, as defined, were $19.8 million. As of September 30, 2006 LSPS’ actual net liquid assets exceeded the net liquid assets requirement. LSPS thus satisfied its respective net liquid asset requirement as of those dates. Prior to September 1, 2006 LSPS was not required to perform a net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceed the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS.

LSPD is an NASD member firm which was acquired by the Company in April 2006. It is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2006, LSPD’s net capital, as defined, was $3.0 million, which exceeded the minimum requirements by more than $2.9 million.

6.	EARNINGS (LOSS) PER SHARE

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares for periods in which there is net income available to common stockholders.

The computations of basic and diluted earnings per share are set forth below (000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share – net income applicable to common stockholders	$7,837	$9,158	$97,733	$20,146
Denominator for basic earnings per share – weighted-average number of common shares outstanding	60,734	60,624	60,720	60,615
Dilutive shares:
Restricted stock units	669	340	756	332

Denominator for diluted earnings per share – weighted-average number of common shares outstanding	61,403	60,964	61,476	60,947
Earnings per share:
Basic	$0.13	$0.15	$1.61	$0.33
Diluted	$0.13	$0.15	$1.59	$0.33

Options to purchase an aggregate of 1,654,778 and 1,709,778 shares of common stock were outstanding during the three and nine months ended September 30, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Company’s common stock. In addition, potential common shares relating to restricted stock and restricted stock units for the three months ended September 30, 2006 and 2005 totaling 922,185 and 728,706 shares and nine months ended September 30, 2006 and 2005 totaling 834,607 and 736,829 shares, respectively, were dilutive. The calculation of diluted earnings per share includes the dilutive effect of these stock-based awards.

7.	EMPLOYEE INCENTIVE PLANS

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) was adopted as of January 1, 2006, using the modified prospective method. SFAS No. 123(R) requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123(R), forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of 2006, the Company recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123(R) as of the first day of the Company’s 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to the Company’s financial condition, results of operations, earnings per share or cash flows for the third quarter and first nine months of 2006.

The following disclosures are also being provided pursuant to the requirements of SFAS No. 123(R):

The Company sponsors one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant. Amortization of compensation costs for grants awarded under the Plan recognized during the three and nine months ended September 30, 2006 was approximately $1.0 million and $3.3 million compared to $333,000 and $2.1 million, for the same periods in 2005. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $435,000 and $1.4 million for the three and nine months ended September 30, 2006 compared to $144,000 and $913,000 for the same periods in 2005, respectively.

At September 30, 2006, unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $8.3 million. The cost of these non-vested awards is generally expected to be recognized over a weighted-average period of approximately three years.

SFAS No. 123(R) generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. The Company did not grant any share-based awards prior to the adoption of SFAS No. 123(R) to retirement-eligible employees or those with non-substantive non-compete agreements. In addition, no grants of any stock options or RSUs were changed or amended after the adoption of SFAS No. 123(R) to reflect retirement eligibility or non-compete agreements.

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal 2009 may not exceed 7,687,500 shares. As of September 30, 2006 and December 31, 2005, 2,892,236 shares and 3,499,472 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

The Company issued restricted stock units to employees under the Plan, primarily in connection with year-end compensation. All of the restricted stock units (“RSUs”) outstanding as of September 30, 2006 and December 31, 2005 required future service as a condition to the delivery of the underlying shares of common stock. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the restricted stock units become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the restricted stock units upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2005	1,093,666	$8.76

Granted	695,500	10.68
Vested	(90,668)	9.38
Forfeited	(66,666)	8.38

RSUs Outstanding as of March 31, 2006	1,631,832	$9.56

Granted	—	—
Vested	—	—
Forfeited	(30,000)	9.80

RSUs Outstanding as of June 30, 2006	1,601,832	$9.55

Granted	—	—
Vested	—	—
Forfeited	(11,000)	9.34

RSUs Outstanding as of September 30, 2006	1,590,832	$9.56

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying SFAS No. 123(R) as of September 30, 2006, for purposes of determining share-based award expense, RSUs with respect to 1,428,169 shares of the Company’s common stock were expected to vest, with a weighted average price of $9.44 per share.

Stock Options

As of December 31, 2004, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statement of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2005	1,709,778	$25.39

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—

Options Outstanding as of March 31, 2006	1,709,778	$25.39

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(55,000)	37.27

Options Outstanding as of June 30, 2006	1,654,778	$25.00

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—
Options Outstanding as of Sept. 30, 2006	1,654,778	$25.00

Options Exercisable as of:
December 31, 2005	1,709,778	$25.39
March 31, 2006	1,709,778	$25.39
June 30, 2006	1,654,778	$25.00
September 30, 2006	1,654,778	$25.00

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	764,778	3.27	$13.93	764,778	$13.93
21.00 – 30.99	75,000	6.07	27.50	75,000	27.50
$31.00 – $40.99	815,000	5.27	$35.15	815,000	$35.15

	1,654,778			1,654,778

No options were exercised during the nine months ended September 30, 2006 and 2005.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based on the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities, rights and ETFs listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges, and as a market-maker in ETFs, futures and options on several exchanges. This segment also provides support services for the NYSE specialist activities. The Specialist segment currently includes the operations of LaBranche & Co. LLC, LSHI, LABDR and BV.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Specialist and Market-Making Segment:
Revenues	$114,078	$71,877	$429,988	$192,448
Operating expenses	82,534	44,311	216,073	114,117
Depreciation and amortization of intangibles	2,794	2,868	8,425	8,675

Income before taxes	28,750	24,698	205,490	69,656

Segment goodwill	250,569	250,569	250,569	250,569
Segment assets	$4,321,570	$3,364,240	$4,321,570	$3,364,240
Execution and Clearing Segment:
Revenues	$10,107	$10,035	$41,712	$33,022
Operating expenses	9,920	10,484	30,079	34,845

Depreciation and amortization of intangibles	101	108	307	331

Income (loss) before taxes	86	(557)	11,326	(2,154)

Segment assets	$64,429	$59,058	$64,429	$59,058
Other (1):
Revenues	$1,263	$1,819	$3,500	$3,309
Operating expenses	16,038	15,178	47,836	46,241
Depreciation and amortization of intangibles	300	32	523	94

Loss before taxes	(15,075)	(13,391)	(44,859)	(43,026)

Segment assets	$165,556	$153,252	$165,556	$153,252
Total:
Revenues	$125,448	$83,731	$475,200	$228,779
Operating expenses	108,492	69,973	293,988	195,203
Depreciation and amortization of intangibles	3,195	3,008	9,255	9,100

Income before taxes	13,761	10,750	171,957	24,476

Goodwill	250,569	250,569	250,569	250,569

Assets	$4,551,555	$3,576,550	$4,551,555	$3,576,550

(1)	Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income and net gains from non-marketable investments) and elimination entries.

9.	NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

As of December 31, 2005, the Company owned 39 NYSE memberships out of a total 1,366 NYSE memberships, representing a 2.9% ownership interest in the NYSE. The Company accounted for its investment in these memberships under the adjusted cost method since its inception. On March 7, 2006, the NYSE and Archipelago Holdings, Inc. combined their businesses and became wholly-owned subsidiaries of NYSE Group, Inc. (“NYSE Group”), a newly-created, for-profit and publicly-traded holding company (the “NYSE Merger”).

In the NYSE Merger each NYSE membership became entitled to receive in exchange for the NYSE membership $300,000 in cash and 80,177 shares of NYSE Group common stock (the “NYX stock”). In addition, immediately prior to the consummation of the NYSE Merger, the NYSE announced a “permitted dividend” to be paid with respect to each NYSE membership in the amount of approximately $70,570 ($2.7 million in total for the Company’s 39 NYSE memberships), which was equivalent to the membership’s pro rata portion of the NYSE’s “excess cash,” as defined in the merger agreement governing the NYSE Merger. The Company received the permitted dividend with respect to each of its 39 NYSE memberships on March 14, 2006.

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

After the consummation of the NYSE Merger, the Company accounts for its investment in the NYX stock as owned restricted stock and reflected at the estimated fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide—Brokers and Dealers in Securities. At September 30, 2006, the NYSE closing market price for the NYX stock was $74.75 per share as compared to the closing price of NYX stock on June 30, 2006, which was $68.48. As such, this resulted in the Company’s recognition of an unrealized gain of $17.6 million for the three month period ended September 30, 2006, which includes a valuation allowance due to the share restrictions and is included in net gain on NYX transaction in the Company’s Consolidated Statement of Operations. The Company’s aggregate unrealized gain for the first nine months of 2006 was $21.8 million. The shares of NYX stock received in the NYSE Merger are subject to a three-year restriction on transfer. The restriction will be removed in equal one-third installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion.

Prior to the closing of the NYSE Merger, the Company participated in a “Dutch” auction for trading licenses, successfully bidding for 95 trading licenses at an annual price of $49,290 each, the minimum bid accepted by the NYSE. The licenses became effective for trading on the NYSE on March 8, 2006. As of the end of October 2006 the Company had surrendered 13 of these licenses. The costs of the trading licenses for 2006 are approximately $1.2 million per quarter and are included in lease of exchange memberships and trading license fees in the Company’s Consolidated Statement of Operations.

On June 1, 2006, NYSE Group and Euronext N.V. announced an agreement to combine the leading U.S. and pan-European securities trading exchanges in a merger of equals with the new group, to be named NYSE Euronext. Subsequently, on September 21, 2006 NYSE Euronext, Inc. filed with the SEC a Form S-4 Registration Statement related to the proposed merger. The filing is subject to SEC review and a shareholder vote is proposed for December 2006, although a definitive date has not been set. According to the Form S-4 on file with the SEC, the current transfer restrictions will remain on the NYX stock subject to the same terms after the Euronext merger. The Company is evaluating the possible impact of this merger on the valuation of its restricted shares of NYX stock.

10.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the Company’s Form 10-Q for the quarter ended June 30, 2006, filed August 9, 2006 (the “Second Quarter 10-Q”), which updated the legal proceedings disclosed in the 2005 10-K and the Company’s Form 10-Q for the quarter ended March 31, 2006, filed May 10, 2005 (the “First Quarter 10-Q”), except as follows:

Brown. The history of this litigation is reported in the Company’s 2004 10-K for the year ended December 31, 2004 filed on March 16, 2005 and Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005. On September 7, 2006, Florence Brown filed a motion for leave to file an amended shareholder derivative complaint alleging that her demand was wrongfully refused and asserting the same claims previously asserted in the action filed on November 6, 2003.

Henik. On August 28, 2006, Diane Henik made a demand, alleging “breaches of fiduciary duties by the directors and certain executive officers” of the Company and demanding that “the Board commence a civil action” against certain past or present directors and officers “to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties” and “all bonuses, restricted stock, stock option, and other incentive compensation recoverable pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and/or Delaware law.” The letter further states that “[i]f within a reasonable period of time after receipt of this letter the Board has not commenced an action as demanded herein, Ms. Henik will commence a shareholder derivative action on behalf of the Company seeking appropriate relief.” On October 19, 2006, the Company’s Board of Directors determined to refuse the demand.

EEOC/Servidio Litigation. On August 11, 2006, the Company and its LaBranche & Co. LLC subsidiary entered into a settlement of the EEOC/Servidio actions in exchange for the payment of an immaterial sum.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2005 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

On May 26, 2006 the Company entered into a lease commitment for office space located at 33 Whitehall Street, New York, New York. The lease is for approximately 48,000 square feet and expires February 28, 2017. The approximate yearly cost will be $1.6 million.

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

Executive Overview

Revenues for our 2006 third quarter increased to $125.4 million from $83.7 million for last year’s third quarter. The 2006 third quarter revenues included a pre-tax gain of approximately $17.6 million in connection with the increase of the estimated fair value of our restricted shares of NYSE Group, Inc., or “NYX,” common stock. On an after-tax basis, the Company earned net income of $7.8 million, or $0.13 per diluted share, for the 2006 third quarter, as compared to net income of $9.2 million, or $0.15 per diluted share, for the third quarter of 2005. Excluding the net gain attributable to the increase in value of our NYX restricted shares, our net operating loss for the third quarter of 2006 was $2.1 million, or $0.03 per diluted share. However, we generated positive cash operating income on a pro forma basis, which excludes the effects of the NYX restricted shares, depreciation, amortization, stock based compensation and non-cash tax adjustments. Excluding these non-cash items, our cash operating income was $1.4 million for the quarter ended September 30, 2006, compared to $8.0 million for the prior year period.

Our specialist and market-making principal trading revenues nearly doubled from $24.8 million for the second quarter to $45.1 million for the third quarter of 2006. Overall, year over year, our trading revenues are relatively flat at $134.9 million in 2006 versus $135.1 million in 2005. The options, futures and ETF’s specialist and market-making business results remained lower in the third quarter of 2006. New ETF specialist assignments require, at times, to provide significant “seed” capital in the form of investments in ETFs. Those positions are subsequently hedged with additional securities. These strategies require higher inventory financing costs, such as margin interest and capital charges, which are partially offset by stock rebate income. In the third quarter of 2006, for several reasons, including the assignment of new ETF listings, the difference between our inventory financing costs and stock borrow rebates was a net expense of $12.6 million, which is higher than historical levels. We are continuing to evaluate our growth strategies in this segment as well as the costs that are related to the growth.

We are continuing to make substantial progress in enhancing and maintaining technology for our specialist and market-making businesses, as we believe that these businesses still will generate significant cash. Most of our investments in these businesses run through our financial statements and currently primarily consist of compensation which is expensed and the costs of new technology and equipment which are capitalized. We are actively writing trading code and algorithms to actively participate in the increasingly electronic marketplaces. We believe that these expenditures are necessary to operate and compete within increasingly electronic securities marketplaces, and will help us both in our newer specialist and market-making businesses, as well as in our cash equity specialist operations on the NYSE’s new hybrid trading platform.

Our business today continues to be in transition for several reasons, the most important one being the implementation of the hybrid model on the NYSE. The head count in our cash equities specialist operations continues to be reduced. Since 2001, our head count has declined in the cash equities business by approximately fifty percent. As new technology continues to be introduced, we may require fewer on-floor personnel to conduct our business, depending on technology and trading volumes. We believe that our proprietary technology, as well as the new technology and trading systems on securities exchanges will help us control and reduce our costs.

As we previously have disclosed, on July 25, 2006, the Securities and Exchange Commission (the “SEC”) approved a reduction in the net liquid asset (“NLA”) requirements applicable to our NYSE Specialist and Market-Making business. In connection with this approval, on September 1, 2006, the Company reduced regulatory capital at its specialist and market-making segment by $49.0 million, representing a portion of the NYSE reduction in the net liquid asset (“NLA”) requirements applicable to that business. Additional reductions of NLA are expected to be completed in three additional installments on December 1, 2006, March 1, 2007 and June 1, 2007, with the aggregate NLA reduction expected to be approximately $170.0 million to $180.0 million although we cannot be certain of the eventual reduction amount, We also believe that changes in market structure will warrant a further reduction in NLA requirements which will be more consistent with SEC Rule 15c3-1.

We continue to believe that the NLA reduction, our operating cash generation, the cash we received in connection with the NYSE/Archipelago merger and our ownership of approximately 3.1 million shares of NYX stock will provide us with financial flexibility going forward.

We currently have outstanding an aggregate of $24.6 million of short-term debt with an average interest rate of above 10% per annum. We intend to retire this short-term indebtedness on schedule and expect our annual interest charges related to non-margin debt to be at least $2.0 million lower in 2007. We anticipate that we will further be able to reduce our interest expense in the next year if we exercise the May 2007 call option on our outstanding 9 1/2% senior notes due 2009. If we exercise this call option, which allows us to repurchase these senior notes at 104.75%, the repurchase would cost approximately $204.0 million after consideration of tax benefits.

Regulation G Reconciliation of Non-GAAP Financial Measures Excluding Corporate Equities, Not readily Marketable (NYX)

In evaluating our financial performance as described above in “Executive Overview,” management reviews operating results from operations, which exclude non-operating charges. Pro-forma earnings per share is a non-GAAP (generally accepted accounting principles) performance measure, but we believe that it is useful to assist investors in gaining an understanding of the trends and operating results for our core business. Pro-forma earnings per share should be viewed in addition to, and not in lieu of, our reported results under U.S. GAAP.

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented (unaudited):

	Three Months Ended September 30,
	2006			2005
	Income as originally stated	Adjustments (1)	Pro forma net income	Income as originally stated	Adjustments	Pro forma net income
Total revenues	$125,448	$(17,645)	$107,803	$83,731	$—	$83,731
Total expenses	111,687	—	111,687	72,981	—	72,981

Income (loss) before provision (benefit) for income taxes	13,761	(17,645)	(3,884)	10,750	—	10,750
Provision (benefit) for income taxes	5,924	(7,676)	(1,752)	1,592	—	1,592

Earnings (loss) per share	$7,837	$(9,969)	$(2,132)	$9,158	$—	$9,158

Basic	$0.13	$(0.16)	$(0.03)	$0.15	$—	$0.15
Diluted	$0.13	$(0.16)	$(0.03)	$0.15	$—	$0.15

	Nine Months Ended September 30,
	2006			2005
	Income as originally stated	Adjustments (1)	Pro forma net income	Income as originally stated	Adjustments	Pro forma net income
Total revenues	$475,200	$(166,317)	$308,883	$228,779	$—	$228,779
Total expenses	303,243	—	303,243	204,303	—	204,303

Income (loss) before provision (benefit) for income taxes	171,957	(166,317)	5,640	24,476	—	24,476
Provision (benefit) for income taxes	74,224	(71,510)	2,714	4,330	—	4,330

Earnings (loss) per share	$97,733	$(94,807)	$2,926	$20,146	$—	$20,146

Basic	$1.61	$(1.56)	$0.05	$0.33	$—	$0.33
Diluted	$1.59	$(1.54)	$0.05	$0.33	$—	$0.33

(1)	Reflects gains and losses in each accounting period, based on the fair market value of the restricted shares of NYX common stock at the end of each such period.

Regulation G Reconciliation of Non-GAAP Financial Measures Excluding Material Non-Cash Items

We believe cash operating income is an additional meaningful measure of performance as it represents the cash generation performance of our business. Internally, we use this measure to evaluate our performance. The presentation of such non-GAAP measures enables investors to focus on period-over–period performance, and thereby enhances the users’ overall understanding of our current financial performance and provides a better baseline for modeling future cash operating income. We believe the inclusion of such non-GAAP measures enables investors to more thoroughly evaluate our current performance compared to past performance. However, this information will necessarily be different from comparable information provided by other companies and should not be used alone or as an alternative to our operating and other information as determined under U.S. GAAP.

The following is a reconciliation of U.S. GAAP results to pro-forma cash operating income for the periods presented (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
GAAP net income	$7,837	$9,158	$97,733	$20,146
Non-cash adjustments:
(Gain) on NYX (1)	(17,645)	—	(151,862)	—
Loss (gain) on non-marketable securities	21	(471)	(238)	(904)
Depreciation and amortization (2)	3,195	3,008	9,255	9,100
Stock based compensation (2)	972	333	3,475	2,330
Debt issuance costs (2)	488	446	1,426	1,295
Interest on contingent liabilities (2)	722	—	1,384	—
Deferred rent expense (2)	330	—	440	—
Taxes (3)	5,432	(4,468)	63,834	(11,577)

Cash operating income	$1,352	$8,006	$25,447	$20,390

(1)	Reflects gains and losses in each accounting period, based on the fair market value of our restricted shares of NYX common stock at the end of each such period and the non-marketable investments held at the reporting date.

(2)	The expenses have been adjusted to exclude depreciation, amortization, deferred rent and stock based compensation costs charged in the period as well as increases or decreases to accrued interest costs on contingent liabilities, all constituting non-cash items.

(3)	The tax expense has been adjusted for the non-cash effects from the 2005 tax rate change to the net deferred tax liabilities and other adjustments.

New Accounting Developments

Employee Incentive Plans

We adopted the fair value recognition provisions for share-based awards pursuant to SFAS No. 123(R) effective January 1, 2006. Please refer to Footnote 7, “Employee Incentive Plans” of our consolidated financial statements in this report for additional information and disclosure.

Accounting for Tax Uncertainties

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning in the first quarter of 2007. We are currently evaluating the potential impact, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires recognition in the Consolidated Statement of Financial Condition of the over or underfunded status of postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 will require the recognition of previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income, net of tax. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006, with earlier application permitted and encouraged. SFAS 158 will have no impact on our consolidated financial statements as we currently do not have a defined benefit pension plan.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application permitted and encouraged. SFAS 157 must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. We are currently evaluating the potential impact, if any, that the adoption of SFAS 157 will have on our consolidated financial statements.

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assign a certain control premium to the public market price of our common stock as of the valuation date in estimating the fair value of our specialist reporting unit. Similarly, under the income approach, we assume certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. We also assume certain discount rates and certain terminal growth rates in our calculations. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the three months ended September 30, 2006, there were no changes in circumstances that necessitated goodwill impairment testing. We cannot provide assurance that future goodwill impairment testing will not result in impairment charges in subsequent periods.

Our trade name is an intangible asset, as defined under SFAS No. 142. We determine the fair value of our trade name by applying the income approach using the royalty savings methodology. This method assumes that the trade name has value to the extent we are relieved of the obligation to pay royalties for the benefits received from it. Application of this methodology requires estimating an appropriate royalty rate, which is typically expressed as a percentage of revenue. Estimating an appropriate royalty rate includes reviewing evidence from comparable licensing agreements and considering qualitative factors affecting the trade name. Given the subjectivity involved in selecting which valuation approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our trade name.

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

Valuation Allowance on Restricted NYX Shares

As part of the NYSE/Archipelago merger on March 7, 2006, we received 3,126,903 restricted shares of NYX stock. We will mark to market these shares of NYX stock on a going-forward basis and apply the appropriate discount as long as the transfer restrictions are in effect. As a result, we will be recognizing a loss or gain in each accounting period, based on the fair market value of NYX stock as of the end of such accounting period. The fair market value of our shares of NYX stock at September 30, 2006 includes a valuation allowance against the market price to reflect the restricted nature of the NYX stock. The carrying value of the NYX stock as of September 30, 2006 is shown on our Balance Sheet as “Corporate Equities, Not-Readily Marketable” with a carrying value of approximately $210.4 million. The valuation discount described above required judgment by our management based on the market price of the NYX stock and the restrictions on transfer applicable to our shares of NYX stock. Although we have retained an independent valuation consultant in determining the valuation discount for our shares of NYX stock, it is possible that a reasonable person, applying different factors or analysis to the value of the restricted shares of NYX stock, could reach different conclusions as to the valuation discount to be applied to the NYX stock.

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

Results of Operations

Specialist and Market-Making Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2006 vs. 2005 Percentage Change	Nine Months 2006 vs. 2005 Percentage Change
(000’s omitted)	2006	2005	2006	2005
Revenues:
Net gain on principal transactions	$45,129	$47,212	134,917	135,124	(4.4)%	(0.2)%
Commissions	8,397	10,313	27,821	32,465	(18.6)	(14.3)
Stock borrow interest	38,041	9,367	99,445	15,958	306.1	523.2
Other interest	6,140	4,051	14,239	9,150	51.6	55.6
Net gain on NYX transaction	16,288	—	153,524	—	100.0	100.0
Other	83	934	42	(249)	(91.1)	116.9

Total segment revenues	114,078	71,877	429,988	192,448	58.7	123.4
Operating expenses	85,328	47,179	224,498	122,792	80.9	82.8

Income before taxes	$28,750	$24,698	$205,490	$69,656	16.4	195.0

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

Key Metrics of our Specialist and Market-Making Business— When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on cash equity specialist financial results. Some of the key metrics that we review, and their values for the three and nine month periods ended September 30, 2006 and 2005, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2006 vs. 2005 Percentage Change	Nine Months 2006 vs. 2005 Percentage Change
	2006	2005	2006	2005
NYSE average daily share volume (in millions)	1,727.4	1,575.3	1,830.1	1,612.6	9.7%	13.5%
LAB share volume on the NYSE (in billions)	25.7	24.7	79.5	74.6	4.0	6.6
LAB dollar value on the NYSE (in billions)	$870.5	$821.8	$2,837.3	$2,439.5	(5.9)	16.3
Share volume of principal shares traded (in billions)	4.0	4.6	13.9	14.6	(13.0)	(4.8)
Dollar value of principal shares traded (in billions)	$147.4	$167.4	$523.4	$510.4	(11.9)	2.5
Average closing price of the CBOE Volatility Index	13.6	12.3	13.4	12.8	10.6	4.7
Program shares bought, sold and sold short as an approximate percentage of NYSE shares bought, sold and sold short (1)	30.4%	27.9%	30.7%	28.4%	9.0	8.1
Number of Specialist ETFs	73	52	73	52	40.4	40.4
Number of Specialist Options	761	561	761	561	35.7%	35.7%

(1)	Program trading as a percent of NYSE volume was formerly calculated as program buy volume plus program sell volume as a percentage of NYSE volume. Program trading percentage is now calculated as program shares bought, sold and sold short as a percentage of NYSE shares bought, sold and sold short.

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

Three Months Ended September 30, 2006 versus September 30, 2005

Net gain on principal transactions for the third quarter of 2006 decreased slightly as a result of a decrease in principal shares traded and due to lower net trading results with respect to our options, indexes, futures and ETF specialist and market-making operations. Costs associated with providing ETF specialist seed capital and continued increased program trading also affected these results. This was partially offset by increased volatility.

Commissions revenue during the third quarter of 2006 decreased as a result of a decrease in share volume of transactions with respect to which a specialist commission may be charged. Despite the increase in share volume on the NYSE and in our NYSE specialist stocks, there was an increase in program trading, which resulted in fewer opportunities to participate in block trades.

The increase in stock borrow interest income was primarily due to increased stock borrow positions and higher interest rates during the 2006 third quarter, as compared to the 2005 third quarter.

Interest income on our short-term investments increased primarily due to a 1.5% increase in the Fed Funds rate year over year.

Net gain on NYX transaction is directly related to an increase in the fair value of our shares of NYX restricted stock during the third quarter of 2006.

Other revenue is mainly comprised of non-material proprietary trading gains or losses which vary from period to period.

Nine Months Ended September 30, 2006 versus September 30, 2005

The decrease in our net gain on principal transactions reflects a decrease in our equity specialist principal trading revenue for the nine months ended September 30, 2006 as compared to the same period in 2005, which was partially caused by the poor trading conditions in the second quarter of 2006.

Commissions revenue during the first nine months of 2006 decreased as a result of a decrease in share volume of transactions with respect to which a specialist commission may be charged. Despite the increase in share volume on the NYSE and in our NYSE specialist stocks, the increase in program trading, which facilitates fast executions, has reduced the number of limit orders and therefore decreased our commission revenue.

The increase in stock borrow interest income was primarily due to continued significantly increased stock borrow positions and slightly higher interest rates during the 2006 first nine months, as compared to the 2005 first nine months.

Interest income on our short-term investments increased primarily due to a 1.5% increase in the Fed Funds rate year over year.

Net gain on the NYX transaction was the result of the consummation of the NYSE/Archipelago merger in which the 36 NYSE memberships used in our Specialist and Market-Making segment were exchanged for approximately 2.9 million restricted shares of NYX stock and approximately $13.3 million in cash, and the subsequent changes in the fair value of our restricted shares of NYX stock at September 30, 2006.

Other revenue is mainly comprised of non-material proprietary trading gains or losses and gains or losses on non-marketable investments, which vary from period to period.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2006 vs. 2005 Percentage Change	Nine Months 2006 vs. 2005 Percentage Change
(000’s omitted)	2006	2005	2006	2005
Revenues:
Commissions	$8,342	$9,810	27,602	32,411	(15.0)%	(14.8)%
Stock borrow interest	129	92	398	228	40.2	74.6
Other interest	246	120	786	307	105.0	156.0
Net gain on NYX transaction	1,357	—	12,793	—	100.0	100.0
Other	33	13	133	76	153.8	75.0

Total segment revenues	10,107	10,035	41,712	33,022	0.7	26.3
Operating expenses	10,021	10,592	30,386	35,176	(5.4)	(13.6)

Income (loss) before taxes	$86	$(557)	$11,326	$(2,154)	115.4	625.8

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage activities.

Net gain on the NYX transaction reflects the net gain associated with the exchange of the NYSE memberships owned in connection with our Execution and Clearing operations for restricted shares of NYX stock and cash on March 7, 2006, and the subsequent change in fair market value of such NYX stock.

Our Execution and Clearing segment’s other revenues consist of interest income, proprietary trading net gains or losses and fees charged to customers for use of our proprietary front-end order execution system.

Three Months Ended September 30, 2006 versus September 30, 2005

Commissions revenue decreased primarily as a result of a discontinued relationship with a direct access customer. This was partially offset by an increase in commissions earned from institutional customers.

Net gain on NYX transaction is directly related to an increase in the fair value of our restricted shares of NYX stock during the third quarter of 2006.

Nine Months Ended September 30, 2006 versus September 30, 2005

Commissions revenue had an overall decrease due to discontinued business with a direct access customer. This was offset by increase in commissions earned by institutional trading.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2006 vs. 2005 Percentage Change	Nine Months 2006 vs. 2005 Percentage Change
(000’s omitted)	2006	2005	2006	2005
Interest	$1,285	$885	$3,361	$2,108	45.2%	59.4%
Other	(22)	934	139	1,201	(102.4)	(88.4)

Total segment revenues	1,263	1,819	3,500	3,309	(30.6)	5.8
Operating expenses	16,338	15,210	48,359	46,335	7.4	4.4

Loss before taxes	$(15,075)	$(13,391)	$(44,859)	$(43,026)	12.6	4.3

The portion of our revenues that is not generated from our two principal business segments consists primarily of interest income and net gains or losses from our non-marketable investments.

Three Months Ended September 30, 2006 versus September 30, 2005

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of higher interest rates.

Other revenue decreased primarily as a result of a decline in the gains related to our non-marketable investments.

Nine Months Ended September 30, 2006 versus September 30, 2005

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of higher interest rates.

Other revenue decreased primarily as a result of a decline in the gains related to our non-marketable investments.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three months 2006 vs. 2005 Percentage Change	Nine months 2006 vs. 2005 Percentage Change
(000’s omitted)	2006	2005	2006	2005
Expenses:
Employee compensation and related benefits	$20,098	$25,747	$63,621	$72,527	(21.9)%	(12.3)%
Margin interest	50,830	10,152	119,623	18,959	400.7	531.0
Other interest	13,437	13,133	40,644	39,690	2.3	2.4
Exchange, clearing and brokerage fees	11,972	10,559	34,546	30,445	13.4	13.5
Lease of exchange memberships and trading license fees	1,340	1,008	3,651	3,003	32.9	21.6
Depreciation and amortization of intangibles	3,195	3,008	9,255	9,100	6.2	1.7
Other	10,815	9,374	31,903	30,579	15.4	4.3

Total expenses before taxes	111,687	72,981	303,243	204,303	53.0	48.4
Provision for income taxes	$5,924	$1,592	$74,224	$4,330	272.1	1614.2

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

Three Months Ended September 30, 2006 versus September 30, 2005

Employee compensation and related benefits decreased based primarily on reduced 2006 accruals for discretionary and incentive bonus compared to the prior year.

Margin interest expense increased for the three months ended September 30, 2006 from the same period in 2005 mainly due to the increase in margin interest in our options, futures and ETFs specialist and market-making activities as a result of higher margin interest rates, coupled with an increase in the size of our positions in these products. These positions have grown primarily in connection with our ETF specialist business and the underlying hedging activities to manage the trading risk associated with specialist obligations.

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

Nine Months Ended September 30, 2006 versus September 30, 2005

Employee compensation and related benefits decreased primarily as a result of a decrease in incentive compensation and headcount for our NYSE cash equity specialist employees. Partially offsetting this decrease were higher employee salaries and stock-based compensation for our structured products employees due to higher revenues and increases in trading and support personnel.

Margin interest expense increased for the nine months ended September 30, 2006 from the same period in 2005 mainly due to the increase in margin interest in our options, futures and ETFs specialist and market-making activities as a result of higher margin interest rates, coupled with an increase in the size of our positions in these products. These positions have grown primarily in connection with the growth of our ETF specialist listings and the costs associated with the additional obligations, including providing seed capital.

Exchange, clearing and brokerage fees increased for the nine months ended September 30, 2006 as compared to the same period in 2005 due to increased trading activity at our Specialist and Market-Making segment. Contributing to this change was an increase in NYSE allocation fees, odd lot fees, and higher commissions as a result of increased structured products trading activity. Offsetting these increases was a decline at our Execution and Clearing segment of floor brokerage expenses relating to direct-access commissions.

As a result of the consummation of the NYSE/Archipelago merger, we exchanged our NYSE memberships and terminated our NYSE lease arrangements and originally purchased 95 trading licenses for $49,290 per license. The quarterly expense for these trading licenses is approximately $1.2 million.

Liquidity and Capital Resources

Given the nature of our specialist and market-making and execution and clearing activities, certain line items on our balance sheet may fluctuate considerably from time to time. Our total assets at September 30, 2006 increased to $4,551.6 million from $3,664.9 million at December 31, 2005. Of the $0.9 billion increase in the balance sheet, $210.4 million was attributable to the exchange of our NYSE memberships in connection with the NYSE/Archipelago merger for approximately 3.1 million shares of NYX stock. The remainder was due to the increase in our inventory positions from December 31, 2005 as a result of the continued growth in our specialist and market-making business. Our short inventory similarly increased due to the growth in our ETFs, equities, options and futures positions. Our deferred tax liabilities increased $76.5 million primarily from the unrealized gains on the tax-free exchange of NYSE memberships for NYX stock in the NYSE/Archipelago merger. Of our total assets at September 30, 2006, $568.2 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. Our total capital base, which consists of long term obligations (inclusive of subordinated debt, other than those related to contributed exchange memberships), certain other liabilities and total stockholders’ equity, increased to $1,371.1 million at September 30, 2006 from $1,259.9 million at December 31, 2005. This change was mainly due to an increase in equity associated with higher additional paid-in capital and retained earnings, partially offset by a decrease in long term indebtedness.

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

At September 30, 2006, our net cash capital (as defined below) was $130.0 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of the aggregate longer-term funding requirements (i.e. positive net cash capital). Over the previous twelve months, our net cash capital has averaged above $100 million.

	($ millions)
	9/30/06	12/31/05
Cash Capital Available:
Stockholders’ equity	$834.7	$733.5
Subordinated debt	6.4	9.4
Long term debt > 1 year	459.8	481.4
Other holding company liabilities	70.2	35.6

Total cash capital available	$1,371.1	$1,259.9
Cash Capital Required:
Regulatory capital	$328.2	$449.7
Working capital	217.3	119.1
Illiquid assets/long-term investments	690.2	582.2
Subsidiary intercompany	5.4	2.0

Total Cash Capital Required	$1,241.1	$1,153.0

Net Cash Capital	$130.0	$106.9

“Cash Capital Available” is mainly comprised of stockholders’ equity, long term debt, subordinated debt and other liabilities of our parent holding company which, in the aggregate, constitute the currency used to purchase our assets and provide our working capital. This amount will principally be affected as debt matures or is refinanced and as earnings are retained or paid as dividends. “Cash Capital Required” mainly consists of the assets used in our businesses. Regulatory capital is defined as capital required by the SEC and applicable exchanges to be maintained by broker-dealers. It is principally comprised of cash, net equities, other investments and net receivables from other broker-dealers. Working capital constitutes liquid assets available to our subsidiaries in excess of the required regulatory capital. Illiquid assets and long term investments mainly are comprised of restricted NYX securities, exchange memberships, intangible assets, such as goodwill, tradename and stock listing rights, deposits, deferred taxes and non-marketable investments. “Net Cash Capital” is considered to be the excess of Cash Capital Available over Cash Capital Required, or “free cash,” which we can utilize to fund our business needs.

On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital for a specialist in cash equities and increased the requirement for a specialist in ETFs. On September 1, 2006, our LaBranche & Co. LLC NLA requirement was reduced by $49.0 million, which also included pre September 1, 2006 excess NLA held by LaBranche & Co., LLC. Our NLA requirement will be reduced in three more installments on December 1, 2006,

March 1, 2007 and June 1, 2007, with the aggregate NLA reduction expected to be approximately $170.0 million to $180.0 million, depending on our market share and on “value at risk,” or “VAR” calculation, although we cannot be certain of the eventual reduction amount.

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of September 30, 2006, we have identified the following alternative funding measures to support future debt maturity requirements:

•	Reduction of NLA requirements by the NYSE and SEC.

•	Disposition of net invested capital at certain subsidiaries.

•	Reduction of excess capital at LaBranche & Co LLC to only required net liquid assets (excess NLA dividend).

•	Sale of our NYX shares, subject to transfer restrictions to start expiring one third annually beginning March 7, 2007.

Alternative Funding Measures as of September 30, 2006
$millions
Net cash capital	$130.0
Investment in subsidiaries	146.2
Estimated further reduction of NLA requirement	131.0
NYX stock (1) (2)	132.1

Total cash available from alternative funding measures	$539.3

(1)	Computed on an after-tax basis

(2)	Based on the market price of NYX stock of $74.75 per share on September 30, 2006

In addition to the alternative funding measures above, we monitor the maturity profile of our unsecured debt to minimize refinancing risk, we maintain relationships with debt investors and bank creditors. Strong relationships with a diverse base of creditors and debt investors are critical to our liquidity. We also maintain available sources of short-term funding that exceed actual utilization, thus allowing us to accommodate changes in investor appetite and credit capacity for our debt obligations.

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and structured in the context of two significant debt tranches with a significant spread of years between maturities (mid-term and long-term.) Thus, we have strategically negotiated debt terms due 2009 and 2012 for the significant debt tranches. In addition, the debt tranches have call provisions which allow pre-maturity retirements as early as 2007. The debt tranches have available maturities and calls over the six year period 2007 through 2012 to allow us maximum flexibility in satisfying the debt maturities with payments and/or sufficient time to refinance the long-term debt as required. The following chart profiles our long-term debt maturity as of September 30, 2006:

Our outstanding senior notes were issued pursuant to an indenture, which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to take certain actions, including incurring additional indebtedness (other than certain “permitted indebtedness”), or making certain “restricted payments” (such as paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity), is limited if our consolidated fixed charge coverage ratio—calculated on a trailing four-quarter basis—is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects the ratio of (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments that we might make with respect to preferred stock. As of September 30, 2006, our consolidated fixed charge coverage ratio was approximately 2.04:1.

In addition, under the indenture governing our outstanding senior notes, even if our consolidated fixed charge coverage ratio is 2.00:1 or greater, we cannot make any such “restricted payments” if doing so will cause our cumulative “restricted payments” since May 18, 2004 to be greater than the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 and certain other amounts. As of September 30, 2006 this calculation yields a restricted payment allowance of $85.1 million. However, in the event this restriction were to limit us from making restricted payments in the future, we also would be entitled to make such payments up to an aggregate of $15.0 million over the life of the indenture, as described above. Although we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent the covenants in the indenture will prevent us from making restricted payments higher than $15.0 million in the future. To the extent we repurchase any outstanding senior notes in connection with future corporate strategic initiatives, our fixed-term interest payments would be correspondingly reduced, and our fixed charge coverage ratio under the indenture would thereby increase.

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

In connection with the sale of our investment in Lava Trading Inc. (“Lava”) pursuant to an acquisition of Lava in August 2004, we received cash of approximately $48.6 million, of which approximately $9.6 million was held in escrow to secure our indemnification obligations as a stockholder of Lava. The full amount of this escrow was released to us on October 31, 2005. An additional $640,960 was received by us on or before October 31, 2005 in connection with the settlement by Lava of tax and insurance claims. Under the terms of the indenture governing our outstanding senior notes, we were required, on or before the 361st day after the receipt of these funds to offer to purchase from all the holders of the senior notes, on a pro rata basis, an aggregate principal amount of such senior notes equal to 100.0% of the “net cash proceeds” (as defined in the indenture) which we did not use, within 360 days to repay certain of our secured indebtedness, to repay certain indebtedness of our subsidiaries, or acquire “replacement assets” (as defined in the indenture), plus accrued and unpaid interest up to, but not including, the payment date of such offer. In July 2005, we offered to purchase up to $18.2 million aggregate principal amount of the senior notes due to the first $39.0 million received in the initial Lava closing. However, on an after-tax basis, we received additional “net cash proceeds” (as defined in the indenture) of $6,639,000 in connection with the Lava “asset sale” on October 31, 2005, and we did not use any portion of such net cash proceeds to repay any of our secured indebtedness or any indebtedness of our subsidiaries or to acquire “replacement assets.” Accordingly, on October 24, 2006, we commenced an offer to purchase senior notes in the aggregate principal amount of up to $6.6 million. This proceeds offer is scheduled to expire on November 22, 2006, unless extended by us. In the event we receive tenders for the full $6.6 million principal amount of senior notes, the total amount of funds required by us to purchase tendered senior notes, before accrued and unpaid interest, will be $6.6 million. We intend to fund the purchase of any senior notes tendered in this offer with available cash on hand.

We have short-term debt outstanding in the aggregate principal amount of $24.6 million consisting $13.6 million of our 12.0% senior subordinated notes due 2007 (the “2007 Notes”) which accrue interest at the rate of 12% per annum until their maturity on March 2, 2007, and $8.0 million consisting of eight separate note obligations, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%, and $3.0 million of senior subordinated debt payable on June 3, 2007.

In October 2006, LaBranche & Co. LLC determined to allow its $200.0 million committed credit agreement with a bank to expire at the end of its then-current term, which was October 17, 2006. In connection with the credit agreement, we paid an annual fee of 0.25% of the total committed line of credit. This facility was only allowed to be used to finance inventory requirements at LaBranche & Co. LLC. We did not renew this facility in light of our increased liquidity and in light of the reduction of our NLA requirements with the NYSE. It should be noted that since our IPO in 1999, we have never utilized this facility. In the event we would need additional cash to fund our inventory needs in an adverse situation, we believe we could obtain a loan on terms and using the same collateral we would have used under the credit agreement before it lapsed.

As of September 30, 2006, the subordinated indebtedness of LaBranche & Co. LLC aggregated $6.4 million, excluding $3.0 million classified as short term debt. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between December 2006 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. On June 3 of 2004, 2005 and 2006, LaBranche & Co. LLC repaid $3.0 million principal amount of this senior subordinated indebtedness, plus accrued interest, thus leaving $6.0 million principal amount of this senior subordinated indebtedness outstanding. LaBranche & Co. LLC may prepay, at a premium, all or any part of these remaining senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. The junior subordinated notes, which aggregate $3.4 million principal amount, have an automatic rollover provision, which extends the maturity for an additional year, unless the lender provides at least seven months advance notice of its intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

As of September 30, 2006, we had a tax payable of $2.6 million which is a pending tax liability assessed in April 2005.

Our “Other liabilities” of $16.9 million reflected on the accompanying 2006 consolidated statement of financial condition are comprised primarily of tax contingencies pursuant to SFAS 5. Our tax and legal contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

On May 26, 2006, we entered into a lease agreement for 48,000 square feet of office space at 33 Whitehall Street, New York, New York, which expires on February 28, 2017. Our approximate annual rent for this space will be $1.6 million.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of September 30, 2006, LaBranche & Co. LLC’s net capital, as defined, was $415.6 million, which exceeded the minimum requirements by $414.2 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. As of September 30, 2006, LaBranche & Co. LLC’s minimum required dollar amount of net liquid assets, as defined, was $313.8 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $412.2 million as of September 30, 2006. On September 1, 2006, our LaBranche & Co. LLC NLA requirement was reduced by $49.0 million, which also included pre September 1, 2006 excess NLA held by LaBranche & Co., LLC. Our NLA requirement will be reduced in three more installments on December 1, 2006, March 1, 2007 and June 1, 2007, with the aggregate NLA reduction expected to be approximately $170.0 million to $180.0 million, although we cannot be certain of the eventual reduction amount. The final reduction in LaBranche & Co. LLC’s net liquid assets requirement will allow funds no longer needed for net liquid assets purposes to be used for other corporate purposes.

The AMEX generally requires its equities specialist firms to maintain a cash or liquid asset position of the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the specialist is registered. As of September 30, 2006, LaBranche & Co. LLC satisfied the AMEX equities specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFSI also is subject to SEC Rule 15c3-1, as adopted and administered by the NYSE and the SEC. Under the alternative method permitted by the rule, the minimum required net capital of LFSI as of September 30, 2006 was equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of September 30, 2006, LFSI’s net capital, as defined, was $19.8 million, which exceeded its minimum net capital requirement by $18.3 million.

As a clearing broker-dealer, LFSI is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of October 2, 2006, to comply with its September 30, 2006 requirement, cash and U.S. Treasury Bills in the amount of $2.6 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $2.1 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) calculation is computed in order for correspondent firms to classify their assets held by LFSI as allowable assets in the correspondents’ net capital calculation. As of October 2, 2006, to comply with LFSI’s September 30, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.5 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $1.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the AMEX and the SEC. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2006, LSP’s net capital, as defined, was $64.5 million, which exceeded its minimum net capital requirement by $64.0 million.

As a specialist and member of the NYSE, LSPS is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2006, LSPS’ net capital, as defined under SEC Rule 15c3-1, was $20.0 million, which exceeded the minimum requirement by $19.8 million. As of September 30, 2006, LSPS’ NYSE minimum required dollar amount of net liquid assets, as defined, was $12.5 million. LSPS’ actual NLA, as defined, were $19.8 million. Prior to September 30, 2006 LSPS was not required to perform a net liquid assets calculation because LaBranche & Co. LLC’s actual NLA exceed the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS.

LSPD is an NASD member firm which we acquired in April 2006. It is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2006, LSPD’s net capital, as defined, was $3.0 million, which exceeded the minimum requirements by more than $2.9 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and NLA, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s and LSPS’ combined NLA requirement of $326.3 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the combined NLA requirement of $326.3 million is met by LaBranche & Co. LLC’s and LSPS’ securities positions, pending trades and other assets associated with their equities, options, futures and ETF specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of September 30, 2006 was used to meet their aggregate NLA requirements.

Cash Flows

Our cash and cash equivalents during the nine month period ended September 30, 2006 increased $54.6 million to $481.9 million. The increase was the result of (a) $68.1 million provided by our operating activities primarily from increases in payable to brokers and dealers, deferred taxes and financial instruments sold, but not yet purchased as well as a decrease in receivable from brokers and dealers partially offset by increases in our financial instruments owned, at fair value (b) $10.6 million used in investing activities primarily attributable to capital expenditures and (c) $2.9 million used in financing activities for the repayment of a portion of our subordinated debt.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior noted were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing. The senior subordinated notes that remain outstanding since our May 2004 debt refinancing, in the aggregate principal amount of $13.6 million, are publicly held but are no longer rated. The following table sets forth the credit ratings on our registered outstanding senior notes as of September 30, 2006:

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

Contractual Obligations

As of September 30, 2006 the Company has contractual commitments to purchase office equipment and leasehold improvements totaling approximately $10.5 million of which payments of $5.9 million were disbursed as of September 30, 2006.

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

Equity Market Risk

We have developed a risk management process, which is intended to balance our ability to profit from our equity specialist activities with our exposure to potential losses. We have invested substantial capital, along with the NYSE, in real-time, on-line systems which give our management, including our Chief Risk Officer, instant access to specific trading information at any time during the trading day, including our aggregate long and short positions and our capital and profit-and-loss information on an aggregate or per issue basis. Subject to the specialist’s obligation to maintain a fair and orderly market and to applicable regulatory requirements, we constantly seek to manage our trading positions relative to existing market conditions.

A high concentration of equity specialists’ principal trading revenue generally is generated from their ten and twenty-five most profitable NYSE specialist stocks. The percentage of our equity specialist trading revenue generated from our ten most profitable specialist stocks has increased from 15.5% to 19.4% of net principal trading revenue in the third quarter of 2005 and 2006, respectively. The percentage of our equity specialist trading revenue generated from our twenty-five most profitable specialist stocks has increased from 29.5% to 34.4% of net principal trading revenue in the third quarter of 2005 and 2006, respectively. The adverse trading conditions in the third quarter of 2006 resulted in a decline in overall net principal trading revenue. This resulted in the ten and twenty-five most profitable equity stocks becoming a larger percentage of equity specialist revenue. Revenue from the ten most profitable stocks was $5.5 million and $5.0 million for the third quarters of 2005 and 2006, respectively. Revenue from the twenty-five most profitable stocks was $10.3 million and $8.9 million for the third quarters of 2005 and 2006, respectively. We are not overly reliant on a particular group of specialist stocks, as the composition of our ten and twenty-five most profitable specialist stocks changes frequently.

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

Certain members of management, including our Chief Risk Officer, who oversee our options, futures and ETFs specialist and market making activities are responsible for managing these risks. These individuals utilize a third-party software application to monitor specialist and market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Our traders purchase and sell futures, options, the stocks underlying certain positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. Our options, futures and ETF trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETF’s in our specialist and market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2006	$(13,803)	$5,760	$(25)	$1,734	$512
June 30, 2006	$(31,187)	$(17,747)	$(50)	$23,486	$55,548
September 30, 2006	$8,256	$4,089	$17	$114	$(801)

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2006	$(2,412)	$(804)	$804	$2,412
June 30, 2006	$(500)	$(167)	$167	$500
September 30, 2006	$(3,816)	$(1,272)	$1,272	$3,816

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

There have been no material new developments in our legal proceedings since our Form 10-Q for the second quarter of 2006 (the “Second Quarter 10-Q”), which updated the legal proceedings disclosed in the 2005 10-K and our Form 10-Q for the first quarter of 2006 (the “First Quarter 10-Q”), except as follows:

Brown. The history of this litigation is reported in our Form 10-K for the year ended December 31, 2004 filed on March 16, 2005 and Form 10-Q for the quarter ended March 31, 2005 filed on May 10, 2005. On September 7, 2006, Florence Brown filed a motion for leave to file an amended shareholder derivative complaint alleging that her demand was wrongfully refused and asserting the same claims previously asserted in the action filed on November 6, 2003.

Henik. On August 28, 2006, Diane Henik made a demand, alleging “breaches of fiduciary duties by our directors and certain executive officers” and demanding that “the Board commence a civil action” against certain past or present directors and officers “to recover for the benefit of the Company the amount of damages sustained by the Company as a result of their breaches of fiduciary duties” and “all bonuses, restricted stock, stock option, and other incentive compensation recoverable pursuant to Section 304 of the Sarbanes-Oxley Act of 2002 and/or Delaware law.” The letter further states that “[i]f within a reasonable period of time after receipt of this letter the Board has not commenced an action as demanded herein, Ms. Henik will commence a shareholder derivative action on behalf of the Company seeking appropriate relief.” On October 19, 2006, our Board of Directors determined to refuse the demand.

EEOC/Servidio Litigation. On August 11, 2006, we and our LaBranche & Co. LLC subsidiary entered into a settlement of the EEOC/Servidio actions in exchange for the payment of an immaterial sum.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2005 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, we are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2005 10-K and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2006	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2006.