Form 10-K
period 2006-12-31
LABRANCHE & CO INC
filed 2007-03-01
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-15251

LaBRANCHE & CO INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4064735
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on June 30, 2006, was approximately $378,271,000. Shares of common stock beneficially held by each officer and director and by each person who owns 10 percent or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Common Stock outstanding as of February 22, 2007 was 61,337,405.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders to be held on May 15, 2007 are incorporated by reference in this Annual Report on Form 10-K in response to Part II, item 5 and Part III, items 10, 11, 12, 13 and 14.

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

Overview

We are the parent corporation of LaBranche & Co. LLC, one of the oldest and largest specialists in equity securities listed on the New York Stock Exchange (“NYSE”) and the American Stock Exchange (“AMEX”). We are also the parent of LaBranche Structured Holdings, Inc. (“LSHI”), the holding company for a group of entities that are specialists and market-makers in options, futures and exchange-traded funds, or “ETFs,” traded on various exchanges. As a specialist and market-maker, we play an important role in providing liquidity and continuity in our portfolio of listed company stocks, options, futures and ETFs. The specialist facilitates buying and selling of securities of the companies it represents by bringing timely information, critical expertise, and needed liquidity to the forefront of the marketplace. LaBranche Financial Services, LLC, formerly LaBranche Financial Services, Inc. (“LFS”), another of our operating subsidiaries, provides securities execution, clearing and direct-access floor brokerage services to institutional investors.

LSHI is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), and LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc. (“LSPD”), a New York corporation. LSP is a registered broker-dealer that operates as a specialist in options, ETFs and futures on the AMEX, the New York Board of Trade (“NYBOT”), and the Philadelphia Stock Exchange (“PHLX”), and as a market-maker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer and operates as a specialist in ETFs traded on the NYSE. LSPE has operated as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext Exchanges since its registration as a broker-dealer with the United

Kingdom’s Financial Securities Authority in March 2006. LSPH was organized to operate as a market-maker for ETFs and engage in hedging transactions in Asia, and registered as a broker-dealer with Hong Kong’s Securities and Futures Commission in October 2006. LSPD is an NASD member firm that was acquired by the Company in April 2006 and is in the process of obtaining an approval from the NASD to become an institutional execution firm in derivative and structured products and intends to become a market-maker in securities quoted on the NASDAQ.

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

Our Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LSPE, LSPH, LSPD, LABDR and BV. As of December 31, 2006, the entities within our Specialist and Market-Making segment were specialists on the NYSE, the AMEX, the NYBOT and the PHLX, as well as market-makers on several exchanges. Collectively, our Specialist and Market-Making segment is the specialist for 555 common stock listings and 34 ETFs on the NYSE and 86 common stock listings, 719 options listings, 3 futures and 75 ETFs on the AMEX, PHLX, NYBOT and other exchanges, and is a market-maker for ETFs, options and futures on various exchanges.

Our Execution and Clearing segment currently includes the operations of LFS, which provides securities execution and clearing services to retail and institutional clients and correspondents. LFS’ central focus is to bring the customer closer to the point of sale and provide price discovery at the highest possible speed and lowest possible cost.

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

Our Specialist and Market-Making Segment

The Specialist and Market-Making Industry

Generally, trading of securities on the NYSE, the AMEX and other listed securities markets is conducted through a process managed by the specialist for that security. The specialist is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in its specialist securities. The number of specialist units on the NYSE and the AMEX has decreased substantially over the past several years due to consolidation within the industry. There are currently seven NYSE specialist firms, of which the five largest, as ranked by number of specialist stocks, were responsible for 94.7% and 95.2% of the average daily share volume traded on the NYSE in 2006 and 2005, respectively. There are currently nine equity specialist firms, 11 option specialist firms and 10 ETF specialist firms on the AMEX. Many other firms act as market-makers in these securities on the AMEX, adding liquidity to the market in addition to the exclusive specialists’ obligation to do so. There are also many other market-makers on the other exchanges on which we make markets.

On the NYSE, specialist firms for cash equity securities compete for the original listing of these securities through an allocation process organized by the NYSE. As part of this allocation process, companies seeking a listing may select a specialist firm in one of two ways. Under the first method, the NYSE's allocation committee selects the specialist firm based on specific criteria. Under the second method, available since March 1997, the listing company requests that the allocation committee select three to five potential specialist firms suitable for the security, based on criteria specified by the listing company. The issuer then meets with each specialist firm presented by the allocation committee. Within one week after meeting the competing specialist firms, the listing company selects a specialist firm. Currently, almost every company listing on the NYSE chooses its specialist firm under the second allocation method. Our competitors in the NYSE cash equities specialist business currently are Spear, Leeds & Kellogg Specialists LLC (a division of Goldman Sachs Group), Bear Wagner Specialists LLC, Bank of America Specialists, Van der Moolen Specialists USA, LLC, SIG Specialists, Inc. and Kellogg Specialist Group.

On the AMEX, the specialist firm for each equity security, option and future competes for the original listing of that security through an allocation process organized by the AMEX. The AMEX has an allocation committee, which selects the specialist firm for each security based on specified criteria, giving weight to the desires of the listed company. On both the NYSE and AMEX, the specialist for each ETF is chosen by either the exchange or the ETF issuer.

When assigned a particular security, the specialist firm agrees to specific obligations. The specialist is required to maintain, as far as practicable, a fair and orderly market. This implies that the trading will have reasonable depth and price continuity, so that, under normal circumstances, a customer may buy or sell the security in a manner consistent with market conditions. A specialist firm helps market participants achieve price improvement in their trades because the best bids and offers are discovered through the specialist process, either electronically or through manual orders. In performing its obligations, the specialist firm is exposed to many transactions that occur in each of its specialist securities, either through electronic orders or floor brokers. In any given transaction, the specialist firm may:

•

electronically or manually set opening prices for its specialist securities and may, in certain circumstances, match the highest bids with the lowest offers, permitting buyers and sellers to trade directly;

•	bring together buyers and sellers who do not know of each other in order to execute a trade which would not otherwise occur;

•

act as an agent, in certain circumstances, for broker-dealers who wish to execute transactions as instructed by their customers (typically, these orders are limit orders entrusted to the specialist at prices above or below the current market price); or

•	use its own capital to buy or sell securities for its own account.

In addition to normal specialist functions, a specialist in ETFs may provide “seed” money to the ETF, creating shares in such ETF by purchasing and depositing a group of securities and/or cash into the fund.

The specialist firm's decision to buy or sell its specialist securities as principal may be based on obligation or inclination. For example, the specialist firm may be obligated to buy or sell its specialist securities to counter short-term imbalances in the prevailing market, thus helping to maintain a fair and orderly market in that stock. At other times, the specialist firm may be inclined to buy or sell the securities as principal based on market conditions. In actively-traded securities, the specialist firm continually buys and sells its specialist securities at varying prices throughout each trading day. The specialist firm's goal and expectation is to profit from differences between the prices at which it buys and sells these securities. In fulfilling its specialist obligations, however, the specialist firm may, at times, be obligated to trade against the market, or may be prevented from participating in a trade, which could adversely impact its profitability. In addition, the specialist firm's trading practices are subject to a number of restrictions, as described in “Rules Governing Our Specialist and Market-Making Activities.”

Recent Trends in Trading

Specialist and market-making firms generate revenues by providing liquidity with their own capital in their specialist and market-making securities. Specialist firms' revenues generally are significantly impacted by the share volume of trading and volatility on the applicable market. Market activity historically has tended to be cyclical, and trading volumes from 2002 through 2004 evidenced a decline in individual and institutional trading.

Since 2000, ETFs have grown as an alternative to other investments. ETFs are share-based investment funds that pool investors’ capital and trade on stock exchanges throughout the day at prices determined by the market. ETFs attempt to imitate a stock market index or narrowly defined basket, rather than actively add or remove stocks. As a result, these ETFs offer investors the diversification advantages of a mutual fund, while also possessing certain tax and other advantages of traditional stocks. According to data provided by the Investment Company Institute, ETF assets grew to approximately $422.0 billion as of December 31, 2006 from $296.0 billion as of December 31, 2005, representing an annual growth rate of approximately 42%. Some of the more recognizable ETFs are the Nasdaq 100 Tracking Stock (QQQQ)™, Standard & Poors Depositary Receipts (SPDRs)™ and Vanguard Index Participation Receipts (VIPERS)™. We believe the increase in program trading during this period is at least partially related to the growth in ETFs because hedging trades executed by market makers tend to be done electronically and in small increments.

In 2006, trading volumes in cash equity securities also continued to grow. Average daily trading volume on the NYSE increased in 2006 to 1.8 billion shares from approximately 1.6 billion shares in 2005. Although the increases in trading volume in 2005, in part, helped to stabilize our cash equity specialist revenues in 2005, there were several periods of trading in 2006 in which there were significant unilateral market moves upward or downward, causing us to generate poor trading results due to our affirmative obligations as specialist. From 2002 through 2004, there was a period of declining trading volume, which may have been attributable to:

•	a relatively slow return by the retail investor to the equity markets following the 2000-2002 bear market;

•	popular interest in alternative investments, particularly residential real estate and commodities; and

•	the continued emergence of a new class of investors, including hedge funds, that invests in non-traditional instruments.

We believe several other factors negatively impacted equity specialists’ revenues from 2002 through 2004, and again in 2006, including:

•

declining volatility of stock prices as measured by the CBOE’s Volatility Index®, a key measure of market expectation of near-term volatility and investor sentiment. As volatility in markets diminishes, the need for specialists to employ capital to mitigate volatility decreases, which in turn reduces specialists’ level of principal participation; and

•

increased program trading as a percentage of total NYSE average daily share volume. Program trading and the decimalization of stock prices often results in a number of smaller orders executed through the NYSE’s system. As a result, block-trading strategies have become less prevalent.

Although our revenues from our cash equities specialist business stabilized in 2005, these factors affected our cash equities business again in 2006.

The recent changes in investor behavior from concentration on individual stocks to alternatives such as sector and index trading, as well as ETFs, also has substantially fueled the growth for trading in options, futures and ETFs. Accordingly, over the past few years we have increased our focus on our options, futures and ETFs specialist and market making-operations. Although our trading results in our sector, index, options and ETF business has continued to grow, our performance in those products lagged in 2006 as compared to the substantial growth in the prior three years.

The majority of trades in NYSE-listed stocks continues to take place on the NYSE. In 2006, specialist firms handled approximately 72% of trades in NYSE-listed stocks, a decline from approximately 79% in 2005. The percentage of trades in NYSE-listed stocks on the floor of the NYSE is affected as follows:

•

some stocks are listed on multiple exchanges, such as regional exchanges, and trades take place on those exchanges as well as in the over-the-counter market and through alternative trading systems (“ATSs”); and

•	at times, significant volume in NYSE-listed stocks takes place before and after regular NYSE trading hours, off of the NYSE.

Technological advances have contributed to increased trading through ATSs, such as electronic communications networks, or ECNs, and electronic crossing systems. While the first ECN was created in 1969, most of the ECNs currently in operation were started only since the 1990s. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, professional traders or brokerage firms. Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges. It is possible that the presence of these ATSs and other emerging electronic trading systems have contributed to the overall decline in the percentage of equity shares traded on the NYSE over the past five years from approximately 82% to approximately 72%. Notwithstanding the presence of these ATSs and other emerging trading technologies, the NYSE remains the predominant trading marketplace for listed securities. It is unclear, however, how ATSs and other new technologies, in addition to other recent events (such as the merger of the NYSE and Archipelago Holdings, Inc. (“Archipelago”) in March 2006 (the “NYSE/Archipelago merger”), the HYBRID model and Regulation NMS, all as described in “—Rules Governing Our Specialist and Market-Making Activities” below), will continue to affect the future percentages of trading in listed stocks on the NYSE.

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

The NYSE’s HYBRID market, launched in December 2006, substantially changed these products. The HYBRID is discussed in detail in “—Rules Governing Our Specialist and Market-Making Activities” below.

Our Specialist and Market-Making Operations

Due largely to acquisitions and an increase in the number of our specialist stocks from 1997 through 2001, we experienced strong revenue growth in our Specialist and Market-Making segment during that period. From 2002 through 2004, however, our aggregate specialist and market making revenues declined from $395.8 million in 2002 to $235.2 million in 2004.

Our revenues stabilized in 2005, and our aggregate specialist and market-making revenues increased to an aggregate of $246.1 million. These results were due, in part, to an overall increase in market trading and our strategic response to the above-described changes in investor behavior from concentration on individual stocks to alternatives such as sector and index trading, as well as ETFs.

Our Specialist and Market-Making segment revenues in 2006 increased to $427.7 million. This increase is mainly due to the realized and unrealized net gain on the NYSE/Archipelago merger of $220.3 million offset by decreases in net gains on principal transactions and commissions. We did not recognize any gain on the NYX transaction in 2005. The net gains from principal transactions were impacted mainly in the second and third quarter of 2006 due to our affirmative obligations to trade as specialist and adverse market conditions relative to our positions. Commission income continued to erode from an average of $3.5 million per month in 2005 to an average of $3.0 million per month in 2006. In December 2006, the NYSE Market announced that the commission income earned by specialists would be partially replaced by a three-tier trading rebate.

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

Since our initial public offering, we have increased the number of our listed companies and specialist market share both internally and through acquisitions. Since the NYSE implemented its new specialist allocation process in March 1997, we have been selected by 216 new listed companies, resulting from 572 listing interviews through December 31, 2006. In addition, we have acquired eleven specialist operations since 1997, adding approximately 500 NYSE common stocks and 52 AMEX common stocks. As a result of internal growth and selective acquisitions, our LaBranche & Co. LLC subsidiary currently is a leading NYSE specialist as illustrated by the following data:

•

the dollar volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2006 was $3.8 trillion, or 24.9% of total 2006 NYSE specialist dollar volume, and was $3.4 trillion in 2005, or 25.1% of total 2005 NYSE specialist dollar volume;

•

the share volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2006 was 105.9 billion, or 26.4% of total 2006 NYSE share volume, and was 101.4 billion in 2005, or 26.4% of total 2005 NYSE share volume; and

•

as of December 31, 2006, the total number of LaBranche & Co. LLC’s NYSE common stock listings was 555, or 20.1% of all NYSE common stock listings, and as of December 31, 2005, its total number of NYSE common stock listings was 566, or 21.3% of all NYSE common stock listings.

By these three measurements, LaBranche & Co. LLC was one of the largest NYSE specialist firms as of December 31, 2006 and 2005. In addition, LaBranche & Co. LLC acted as the specialist for 221 other NYSE-listed securities (e.g., preferred stocks and derivative securities).

As of December 31, 2006, LaBranche & Co. LLC’s listed companies included:

•	109 of the S&P 500 Index companies;

•	31 of the S&P 100 Index companies; and

•

7 of the 30 companies comprising the Dow Jones Industrial Average (“DJIA”). Our DJIA stocks are 3M Co., Altria Group, Inc., American Express Company, E.I. du Pont de Nemours and Company, Exxon Mobil Corporation, Merck & Co. Inc., and AT&T Inc.

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

In August and September 2005, we reorganized our options, futures and ETFs specialist and market-making operations under our LSHI holding company subsidiary in order to facilitate the liquidity and working capital management of our specialist and market-making activities. During 2006, our options, futures and ETFs specialist and market-making operations continued to expand through our LSP and LSPS subsidiaries. From 2002 through 2006, we expanded our market-making activities to different derivative products as well as to other exchanges, which contributed significantly to our growing balance sheet over this period. As of December 31, 2006, we acted as the specialist for 719 options, 3 futures and 75 ETFs listed on the AMEX, NYBOT, PHLX and other exchanges, and acted as a market-maker in ETFs, options and futures on several exchanges. We also were the specialist in 34 ETFs listed on the NYSE.

We are responsible for maintaining a fair and orderly market in the trading of our specialist options, futures and ETFs. In doing so, we may at times be obligated to trade against the market, adversely impacting the profitability of the trade or creating a position that may not necessarily be desired. To hedge the risk of our derivative positions, we may buy or sell the underlying asset(s). As a market-maker, we also trade these derivative securities as principal out of both obligation and inclination. Our principal competitors in the ETF specialist business are Spear, Leeds & Kellogg Specialists LLC and Bear Wagner Specialists LLC. Our options and futures specialist business is not dominated by any one or group of competitors.

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

In January 2005, we formed LSPE to be a market-maker for ETFs traded on the London Stock Exchange, Euroex and Euronext exchanges. In August 2005, we formed LSPH to be a market-maker in ETFs traded in Hong Kong and to conduct hedging transactions in Hong Kong markets related to our specialist and market-making activities. As part of our LSP-entity reorganization in August and September 2005, both LSPE and LSPH became wholly-owned subsidiaries of LSHI. LSPE became a registered broker-dealer with the UK’s Financial Securities Authority (“FSA”) in March 2006, and LSPH registered as a broker-dealer with Hong Kong’s Securities and Futures Commission in October 2006 (“SFC”). Upon complete implementation of trading operations, we expect LSPE and LSPH to strengthen our specialist and market-making relationships with U.S. ETF issuers abroad, which we believe will help our Specialist and Market-Making segment further diversify its exchange base and better manage its risk.

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

Rules Governing Our Specialist and Market-Making Activities

Under NYSE and AMEX rules, a specialist has a duty to maintain, as far as practicable, a fair and orderly market in its specialist securities. In order to fulfill its obligations, the specialist must at times trade for its firm’s own account, even when it may adversely affect the firm’s profitability. The specialist's obligations are briefly described below.

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

Although the NYSE and other markets are now highly automated, and quotations are nearly always automated, regulatory rules continue to require a specialist to make continuous two-sided quotations that are timely and that accurately reflect market conditions. In making these quotations, the specialist's transactions are calculated to contribute to the maintenance of price continuity with reasonable depth.

In addition, the specialist cannot be in a control relationship with any of its listed companies. Generally, this means a specialist may not acquire more than 5% of any common or preferred issue of its specialist stocks and may not own 10% or more of any common or preferred stock. A specialist may not hold any position as an officer or director with, receive payments or loans from, or engage in certain business transactions with any of its listed companies. It is our general policy that employees of our Specialist and Market-Making businesses may not personally trade in or own any securities for which we are the specialist, with limited exceptions.

New Market Rules. The market structure in which we operate is changing and we believe we are in a position to adapt to new market rules and structures. The most notable events that are having a direct impact on our core business are the NYSE's merger with Archipelago in March 2006, the NYSE’s pending merger with Euronext, the recent changes in the NYSE’s market structure to the HYBRID model and the SEC's structural changes in the U.S. equity trading markets.

The HYBRID market model allows most NYSE orders to be automatically executed through Direct+® where the specialist systematically provides liquidity to meet its specialist obligation while, also permitting the specialist to implement the traditional auction market structure when necessary. The purported goal of the HYBRID market is to provide the speed of electronic executions without limiting order size, yet preserving the central market with the presence and participation of specialists, who can provide price discovery, liquidity and capital to the market in order to dampen volatility.

To create this HYBRID model, in December 2006 and January 2007, the NYSE altered its Direct+® system by eliminating the former limits on size, timing and types of orders that could be executed automatically. As a result, almost all of the NYSE’s trading volume is now executed automatically through the Direct+® system, thus eliminating the need for the specialist to manually execute orders in most cases. The specialist, instead, maintains a fair and orderly market by interacting with orders electronically through algorithms, adding liquidity to the Direct+® marketplace to meet its obligations. The increased automation allows us to be more focused on adding liquidity to the marketplace rather than manually executing orders that can be electronically matched. This has resulted in reduced staffing requirements. Our technical and trading staff are implementing and refining our trading technology to participate in the highly automated NYSE market, while our specialists stand ready on the floor of the NYSE to perform their traditional functions when necessary in a fast market to inject stability, liquidity and capital into the market.

Specifically, the NYSE's HYBRID system eliminates the 1,099-share restriction on NYSE Direct+® orders, as well as the prohibition against entering orders for the same account within 30 seconds, and permits market orders and immediate-or-cancel orders to be eligible for Direct+® execution. In addition, the NYSE's HYBRID system contains a number of other new features designed to create a liquidity pool accessible for electronic and auction price discovery; the opportunity for benefits associated with human judgment at the point of sale; and accountable performance with focused communication by specialists. We believe that we have successfully made the first steps to operate within the more electronic, automated marketplace that exists today.

On April 6, 2005, the SEC adopted Regulation National Market System (“Regulation NMS”). Regulation NMS is expected to become effective March 2007 for automated trading centers and could have a significant impact on the regulation of trading on securities exchanges and marketplaces. Specifically, the rule establishes inter-market protection against “trade-throughs” for all NMS stocks and protection of only those quotations that are immediately accessible through automatic execution. The rule generally does not contain the "opt-out" exception originally proposed by the SEC, which would have (1) allowed customers (and broker dealers trading for their own accounts) to "opt-out" of the protections of the rule by providing informed consent to the execution of their orders, on an order-by-order basis, in one market without regard to the possibility of obtaining a better price in another market, and (2) taken into account the differences between the speed of execution in electronic versus manual markets by providing an automated market with the ability to trade through a non-automated market at a price up to a certain amount away from the best bid or offer displayed by the non-automated market. The rule also is anticipated to protect the best bids and offers of each exchange, NASDAQ, and the NASD's Alternative Display Facility. The NYSE’s HYBRID market was designed to be in full compliance with Regulation NMS and, because we are fully operational under the HYBRID market, we believe we are in compliance with the provisions of Regulation NMS and will continue to adapt to the NYSE and other markets in order to do so. We currently do not anticipate that Regulation NMS will have a material effect on our business, other than with respect to the effects of the new HYBRID market and other more electronic exchanges, as more fully described herein and in Item 1A, “Risk Factors” below.

There may be regulatory changes following the closing of the merger of the NYSE and Euronext, which was approved by the SEC on February 15, 2007. Please see “The NYSE/Archipelago Merger, Proposed NYSE Regulation/NASD Merger and Pending NYSE/Euronext Merger” for a more detailed discussion of those transactions and their potential market-rule effect.

The NYSE/Archipelago Merger, Proposed NYSE Regulation/NASD Merger, and Pending NYSE/Euronext Merger. On March 7, 2006, Archipelago and the NYSE consummated a merger in which they combined their businesses and each became a wholly-owned subsidiary of NYSE Group, Inc., a newly-created, for-profit and publicly-traded holding company. Consequently, the former NYSE business is now comprised of three separate entities under the NYSE Group: New York Stock Exchange LLC; NYSE Market, Inc. (“NYSE Market”); and NYSE Regulation, Inc. (“NYSE Regulation”). New York Stock Exchange LLC will hold the equity interests of NYSE Market and NYSE Regulation.

It is anticipated that NYSE Regulation will merge with the NASD by the second or third quarter of 2007 (subject to SEC approval), forming one self-regulatory agency going forward. In announcing the merger of these self-regulatory organizations, representatives from each agency stated that following the consummation of the merger, there will be one set of regulatory rules to apply to all broker-dealers, regardless of the exchange in which they operate. Currently, we are subject to the separate regulatory rules of both the NASD and the NYSE in our various entities.

In order to allow us to operate our NYSE specialist activities on the floor of the NYSE, the NYSE Market has issued trading licenses to all registered broker-dealers wishing to conduct business on the floor of the NYSE, subject to payment of a fee to NYSE Market, which for 2007 is $50,000 annually per license. These trading licenses replaced the trading rights provided by the ownership or lease of an NYSE membership prior to the NYSE/Archipelago merger. In January 2006, we participated in a “Dutch” auction for these trading licenses and successfully bid for 90 trading licenses in our Specialist and Market-Making segment (five additional licenses were obtained for our Execution and Clearing segment operations). For the 2007 fiscal year, we hold an aggregate of 48 trading licenses between our Specialist and Market-Making and Execution and Clearing segments. The number of trading licenses required to conduct business on the floor of the NYSE has declined because we now require fewer specialists on the floor to operate in the newer more automated environment. Organizations holding trading licenses generally are subject to the same rules that were applicable to member organizations prior to the NYSE/Archipelago merger. Each trading license entitles its holder to physical and electronic access to the trading facilities of NYSE Market, subject to such limitations and requirements as may be specified, and in each case includes the right to designate a natural person, subject to pre-approval by NYSE Regulation (or the NASD following the proposed merger, if consummated), who may have physical access to the floor and facilities of NYSE Market to trade.

In connection with the NYSE/Archipelago merger, the NYSE amended NYSE Rule 103B, the Exchange Allocation Policy. The NYSE Market is granted the right to determine the number and identity of specialist firms from which a new listing issuer may choose its specialist, provided the group consists of at least four specialist firms. The NYSE Market and the issuer are provided with the same kind of material with respect to each specialist firm applicant as was formerly reviewed by the NYSE’s Allocation Committee prior to the NYSE/Archipelago merger. As a result, the NYSE/Archipelago merger did not materially affect the specialist allocation process.

In an agreement dated June 1, 2006, as amended and restated as of November 24, 2006, NYSE Group and Euronext N.V. agreed to combine their businesses under a newly formed holding company, NYSE Euronext, Inc. (“NYSE Euronext”). Pursuant to the terms of the agreement, Euronext’s business will be brought under NYSE Euronext through an exchange offer and a post-closing reorganization, and NYSE Group’s business will be brought under NYSE Euronext through a merger. The SEC approved the NYSE/Euronext merger on February 15, 2007.

Pursuant to the exchange offer, which commenced February 15, 2007, NYSE Euronext will pay to the Euronext shareholders an aggregate of €21.32 in cash, without interest, and 0.98 of a share of NYSE Euronext common stock for each share of Euronext stock they own. In lieu of receiving this standard consideration, Euronext shareholders have the right to elect to receive for each of their tendered Euronext shares (a) 1.2633 shares of NYSE Euronext common stock or (b) €95.07 in cash, without interest, subject to proration in the event either option is oversubscribed. This exchange offer is expected to close on March 21, 2007. Immediately after the completion of the Euronext exchange offer, the NYSE/Euronext merger will proceed with NYSE Group stockholders having the right to receive one share of NYSE Euronext common stock for each share of NYSE Group common stock. The new NYSE Euronext shares we own will be subject to the same transfer restrictions, if any, that the shares of NYSE Group common stock were subject prior to the merger. The NYSE/Euronext merger is intended to be tax-free to the NYSE Group shareholders, including us.

After completion of the NYSE/Euronext merger, the NYSE Group shareholders and Euronext shareholders are expected to own 59% and 41%, respectively, of the NYSE Euronext shares. There will be approximately 267 million shares of NYSE Euronext common stock outstanding and we expect to own 3,126,093 shares of NYSE Euronext common stock, or approximately 1.15% of the total outstanding shares.

Based on current information, we do not expect the NYSE/Euronext merger to have a material effect on the regulatory structure of the NYSE that existed prior to the merger, other than any anticipated changes following the proposed merger of NYSE Regulation and the NASD. Please see “– Regulatory Matters” and “—Rules Governing Our Specialist and Market-Making Activities” for a more detailed description of our regulatory environment.

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

The specialist industry experienced a vast and accelerated consolidation over the period of 1995 through 2001. The five largest specialist units, as ranked by their number of specialist stock listings, accounted for 94.7% of the daily share volume traded on the NYSE in 2006 as compared to 95.2% in 2005. The competition for obtaining newly listed companies is intense. We expect competition to continue and intensify as some of our competitors may have greater financial resources and product service offerings.

As more fully described above in “—The NYSE/Archipelago Merger, Proposed NYSE Regulation/NASD Merger and Pending NYSE/Euronext Merger,” under the newly released NYSE Rule 103B, “The Exchange Allocation Policy,” the NYSE Market is granted the right to determine the number and identity of specialist firms from which a new listing issuer may choose a specialist, provided the group consists of at least four specialist firms. The NYSE Market and the issuer are provided with the same kind of material with respect to each specialist firm applicant as was formerly reviewed by the NYSE’s Allocation Committee prior to the NYSE/Archipelago merger. As a result, the NYSE/Archipelago merger did not materially affect the specialist allocation process.

Our Specialist and Market-Making Segment’s Competitive Position

We are committed to providing the highest quality service to our various constituencies. Our strong competitive position is based on the following factors:

•

Leading Position in the Specialist and Market-Making Market. We have a long-standing reputation as a leading specialist firm. We have successfully grown our business and improved our services through widely varying market conditions. Our cash equities specialist operations during 2006 accounted for 24.9% of the dollar value and 25.1% of the specialist share volume traded on the NYSE, and 127 of our specialist common stock listings were securities of non-U.S. companies as of December 31, 2006. By these measures, we were the largest specialist firm on the NYSE. We are also one of the largest ETF specialist firms on the NYSE and AMEX, as the specialist in 109 ETFs out of an aggregate of 236 listed ETFs as of December 31, 2006. We are also one of the largest market-makers on various exchanges in options, futures and ETFs.

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

•

Ability to deploy capital efficiently. We have employed more capital in our trading activities on more exchanges, and in derivative products and ETFs, in seeking growth opportunities while maintaining a leadership position in the cash equities specialist market. Our initial acquisition strategy and strategic organic growth has enabled us to gather products in our specialist and market-making operations on additional exchanges and in additional countries. A restructuring of certain of our specialist and market-making subsidiaries has allowed us to develop those operations across various exchanges and market places. The organizational structure of our Specialist and Market-Making segment should enable us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise.

•

Strong Trading and Technology Skills. We utilize our trading skills to actively participate as principal in trading our specialist and market-making securities. We significantly improve liquidity in our specialist and market-making securities and quickly and ably create ETFs for our ETF specialist customers, particularly during periods of market volatility. Additionally, as the securities trading marketplace has become more electronic, as further evidenced by the NYSE’s HYBRID market model, we have developed electronic trading capabilities which allow us to interact in the “fast” and more automated HYBRID markets. Due to our investment in automated quoting technology, we moved all our listings to the HYBRID system in mid-December 2006. Our technology group is also developing more advanced algorithmic models that may be used in electronic trading markets and in the HYBRID model.

•

Innovative Customer-Oriented Services. In addition to our specialist and market-making functions on the trading floor, we provide our specialist-based listed companies with a high level of service (e.g., detailed information on the trading activity of their securities), as well as customized support services to assist in their investor relations efforts.

•

Completed Acquisitions and Strategic Organic Growth. Since 1997, we have acquired eleven specialist operations, adding approximately 500 NYSE common stocks and 52 AMEX common stocks, solidifying our position as one of the leading NYSE specialist firms, as well as establishing and expanding our presence on the AMEX. We also have continued our organic growth by creating the current LSHI structure to facilitate our expansion within the options, futures and ETFs specialist and market-making market. Our growth as a specialist in ETFs has played a particularly meaningful role in this growth, as we are now the specialist in 109 ETFs traded on the NYSE and the AMEX.

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

Our Execution and Clearing Operations

LFS, which is the sole operating entity constituting our Execution and Clearing segment, provides clearance and execution services to a range of clients. To our broker dealer correspondents, we provide traditional clearance services. To our own customers, which include institutions and individuals, we provide a range of customized execution services, including direct-access brokerage.

LFS does not focus on commoditized bulk clearance and execution. LFS targets businesses where our flexibility, customization and a versatile clearance platform provide us with a competitive advantage.

Our Institutional Execution Group (“IEG”) provides institutions with highly customized service built around special execution needs. IEG focuses on timely executions with minimal market impact. IEG handles and clears trades on every major domestic stock exchange, with straight-through processing from order origination to trade execution. IEG also provides soft dollar execution and other administrative services to institutional customers. IEG has active relationships with over 291 accounts and is developing its business nationwide.

Our Execution and Clearing segment revenues in 2006 increased to $53.7 million. This increase is mainly due to the realized and unrealized net gain on the NYX transaction of $18.3 million offset by decreases in commissions. We did not recognize any gain on the NYX transaction in 2005.

For detailed financial information relating to our Execution and Clearing segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Execution and Clearing Segment Operating Results” and Note 17 to the Financial Statements filed herewith.

Regulatory Matters

The securities industry in the United States is subject to regulation under both Federal and state laws. In addition, the SEC, NYSE, AMEX and other regulatory organizations require compliance with their rules and regulations. On January 21, 2007, a majority of the member firms approved a consolidation of the NASD’s and NYSE’s regulatory arms. The consolidation will result in a single regulatory division that will be responsible for member examination, enforcement, arbitration and mediation, as well as market regulation for the NYSE, NASDAQ, AMEX, ISE and Chicago Climate exchanges. This combined regulatory division is expected to begin operation in the second quarter of 2007.

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

Our trading subsidiaries are under constant review by the NYSE, the AMEX and the other exchanges on which they conduct operations on all aspects of their operations and financial condition. In particular, as part of the price discovery mechanism implemented by the NYSE, every NYSE specialist transaction is published immediately and broadcast worldwide. The NYSE’s Market Surveillance Division employs sophisticated monitoring and requires adherence to stringent rules approved by the SEC in its examination of NYSE specialists' trading in all stocks. The NASD’s AMEX Regulation Division monitors and reviews specialists’ adherence to AMEX rules and regulations, as well.

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

Capital Requirements

Our broker-dealer subsidiaries are also subject to net capital requirements as required by SEC Rule 15c3-1, and net liquid asset requirements as required by the NYSE and AMEX. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for our broker-dealer subsidiaries’ capital requirements and actual amounts.

Failure by any of our broker-dealer subsidiaries to maintain the required net capital and/or net liquid assets may subject it to suspension or revocation of SEC registration or suspension or expulsion by the respective exchanges of which it is a member.

Employees

As of December 31, 2006, we had 429 full-time employees, of which 305 were employed at our Specialist and Market-Making segment, 83 were employed at our Execution and Clearing segment, and 41 were employed at the holding company. As of February 13, 2007, we had 385 full-time employees, of which 267 were employed at our Specialist and Market-Making segment, 82 were employed at our Execution and Clearing segment and 36 were employed at our holding company. In 2006, we developed and implemented a restructuring plan which resulted in the termination of 126 positions mainly due to increased automation with the introduction of the HYBRID market. Of the 385 employees at February 13, 2007, the specialist and market-making segment employs 13 traders and support personnel in foreign offices in London, Hong Kong and Amsterdam.

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

The market structure in which we operate is changing and these changes could have an adverse affect on our financial condition and results of operations. These changes may make it difficult for us to maintain and predict levels of profitability. The most notable recent events that could have a direct impact on our core business are the NYSE's merger with Archipelago in March 2006, the NYSE’s pending merger with Euronext, recent changes in the NYSE’s HYBRID market model and the SEC's structural changes in the U.S. equity trading markets.

To create the HYBRID model, in December 2006 and January 2007, the NYSE altered its Direct+® system by eliminating the former limits on size, timing and types of orders that could be executed automatically. As a result, almost all of the NYSE’s trading volume is now executed automatically through the Direct+® system, thus eliminating the need for the specialist to manually execute orders in most cases. The specialist, instead, maintains a fair and orderly market by interacting with orders electronically through algorithms, adding liquidity to the Direct+® marketplace to meet its obligations. The increased automation allows us to be more focused on adding liquidity to the marketplace rather than manually executing orders that can be electronically matched.

Specifically, the NYSE's HYBRID system eliminates the 1,099-share restriction on NYSE Direct+® orders, as well as the prohibition against entering orders for the same account within 30 seconds, and permits market orders and immediate-or-cancel orders to be eligible for Direct+® execution. In addition, the NYSE's HYBRID system contains a number of other new features designed to create a liquidity pool accessible for electronic and auction price discovery; the opportunity for benefits associated with human judgment at the point of sale; and accountable performance with focused communication by specialists. However, with speed being the most important factor under the HYBRID system, the ability of the specialist to participate in trades could be limited in many instances. The lifting of order limitations has caused a significant decline in the number of large orders that used to be the mainstay of the auction outcry market where major brokerage houses utilized on-floor brokers to obtain best executions of large block orders and where the specialist infusion of capital produced best execution prices on significant trades. In the HYBRID, the NYSE’s computers break up significant size orders into multiple executions for small incremental price changes and large brokerage houses internalize large orders by buying and selling securities between customer and proprietary accounts without these orders ever reaching a public market. Although the daily statistics of the number of shares traded on the NYSE appear high, the NYSE’s market share, in fact, has declined. Internalization and the HYBRID have also decreased the specialists’ opportunity to participate in the capital markets in a way that could prevent the specialist firms from having any predictable yardstick of profitability.

The purported goal of the HYBRID market is to provide the speed of electronic executions without limiting order size, yet preserving the auction market. In light of the fact that many more electronic orders will match naturally in the electronic Direct+® system, and considering we are in the early stages of implementing and refining our electronic trading systems, and our market participation rates are lower, we have not yet been fully able to determine whether the HYBRID model will significantly hinder our ability to participate in transactions as principal. In the event we cannot develop electronic trading systems to interact with orders and continue to act as principal in a substantial percentage of trades, our financial results could be adversely impacted.

On April 6, 2005, the SEC adopted Regulation NMS. Regulation NMS, which is expected to become effective March 2007, could have a significant impact on the regulation of trading on securities exchanges and marketplaces. The rule establishes inter-market protection against “trade-throughs” for all NMS stocks and protection of only those quotations that are immediately accessible through automatic execution. The rule generally does not contain the "opt-out" exception originally proposed by the SEC, which would have (1) allowed customers (and broker dealers trading for their own accounts) to "opt-out" of the protections of the rule by providing informed consent to the execution of their orders, on an order-by-order basis, in one market without regard to the possibility of obtaining a better price in another market, and (2) taken into account the differences between the speed of execution in electronic versus manual markets by providing an automated market with the ability to trade through a non-automated market at a price up to a certain amount away from the best bid or offer displayed by the non-automated market. The rule also is anticipated to protect the best bids and offers of each exchange, NASDAQ, and the NASD's Alternative Display Facility.

While it is too early to anticipate the impact that Regulation NMS could have on our trading, it is possible that the rule could materially affect our compliance costs and alter the competitive environment in which our Specialist and Market-Making segment functions. As discussed above, the restrictions of regulation and the impact of Regulation NMS could continue to decrease order flow to the NYSE, which could impact our core business profitability. Further, as previously discussed, the internalization of orders, in which large brokerage firms are able to cross trades among their large client bases without directing any business to the major exchanges and marketplaces, could restrict order flow and, consequently, our ability to participate in trades. The effects of this trend have already been felt in the significant decrease in order flow being directed to the NYSE, and we have not yet been able to anticipate the effects it may have on our profitability going forward.

There also may be regulatory changes following the closing of the merger of the NYSE and Euronext, which was approved by the SEC on February 15, 2007. Any failure by us to adapt to these changes or the new HYBRID market and Regulation NMS could materially adversely affect our results in the new NYSE Market following the merger. Please see “—Risks Associated with the Recently-Consummated NYSE/Archipelago Merger, Proposed NYSE Regulation/NASD Merger and Pending NYSE/Euronext Merger” for a more detailed discussion.

The growth of electronic trading and the introduction of new technology may adversely affect our business and may increase competition.

Technology is fundamental to our business and our industry. The continued growth of electronic trading and the introduction of new technologies, particularly the NYSE’s new HYBRID system, is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. This acceleration could further increase program trading and decrease our ability to participate in transactions as principal, which could cause a decrease in our profitability. Some of these alternative trading systems compete with our Specialist and Market-Making businesses, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and thus the earnings of our Execution and Clearing business. The NYSE’s adoption of its HYBRID market for trading securities may increase pressure on our cash equities specialist business as customers execute more of their NYSE-related trades electronically and off of the NYSE. To date, we have only implemented the basic specialist algorithms to trade on the HYBRID model. Using this basic platform, our participation rates have decreased in the HYBRID model, but we are continuing to develop more advanced algorithms to better participate in the market. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the increased program trading, increased percentage of NYSE stocks trading off of the NYSE Market and the change in the commissions program on the NYSE.

Our technology is only as good as the systems with which it interacts. This means that there are times when system failures at both the NYSE and the AMEX have had an impact on our profitability. The NYSE and AMEX support a small fund to reimburse market makers for losses caused by the systems. We cannot provide assurance that the NYSE and AMEX will be able to reimburse us for all losses incurred as a result of NYSE or AMEX systems failure on a timely basis or at all, which could adversely affect our results of operations and financial condition.

An inability to timely or successfully develop enhanced proprietary specialist trading systems to interact on the NYSE’s HYBRID model, as well as the increase in electronic trading on other exchanges, may adversely affect our business and profitability.

As the securities trading marketplace has become more automated, specifically with the imminent effectiveness of Regulation NMS and the new HYBRID model on the NYSE, we have developed electronic trading capabilities which allow us to interact in the “fast” and more automated HYBRID markets. In addition, other markets, such as the AMEX and several options exchanges, have introduced their own version of the HYBRID market in order to comply with Regulation NMS. All of these hybrid, or electronic-based, markets have required us to expend significant programming efforts and resources to transact business in the electronic marketplace. Throughout this process, we have developed trading systems to interact on these markets and these systems, but it is too early in the new electronic trading environment to fully determine the success of these trading technologies and their effect on our profitability.

Our HYBRID and related trading algorithms have been developed with a view toward complying with our specialist and market-making obligations to ensure we perform our roles correctly and in compliance with rules and regulations. There can be no assurance that our internally-developed specialist and market-making algorithms do not have errors or can prevent rule violations. In the event all violations cannot be prevented, these trading programs may expose us to regulatory fines and penalties by NYSE Regulation, or the combined NYSE Regulation and NASD regulatory body in the future.

In addition, our technology group is also developing more advanced proprietary algorithmic models that would enable us to provide additional liquidity throughout each trading day based on both obligation and opportunity. These models have not yet been fully implemented, although their use in our specialist business is probable. We cannot provide assurance that our more advanced trading systems will be profitable. We also cannot provide assurance that these proprietary trading systems will enable us to compete effectively with our direct competitors. Our profitability and ability to compete may depend on the ability of our business and technology personnel to effectively adapt these advanced trading systems to changes in the marketplace, while adequately maintaining our specialist and market-making obligations. In the event we cannot successfully build and adapt this trading technology, our financial condition and results of operations may be adversely affected.

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

Our broker-dealer subsidiaries are subject to increasing regulatory inquiries and informal investigations in the ordinary course of business and, as a result, are spending more resources on responding to, and defending, these inquiries and investigations. It is possible that these additional resources could result in increased legal and professional fees, as well as additional fines and formal regulatory actions going forward. It is difficult to predict whether and to what extent any of these regulatory inquiries could escalate. However, if any of these ordinary inquiries progress into material regulatory or legal proceedings, such proceedings could result in settlements, determinations or judgments requiring substantial payments of sanctions, fines and penalties, as well as the costs of defending these actions, which could materially and adversely affect our business and operations.

On December 22, 2006, LaBranche & Co. LLC entered into an agreement with the NYSE to settle investigations by the NYSE concerning our specialists’ alleged inability to comply with applicable securities laws and regulations relating to specialists’ order-handling obligations and NYSE rules concerning “firm-quote” obligations, commitments from other markets, limit order display rules and short sales. Pursuant to the agreement, and without admitting or denying any wrongdoing, we paid on February 27, 2007 a total of $600,000 to settle this matter. In addition, in December 2004, our LaBranche & Co. LLC subsidiary received a notice from the NASD Amex Regulation Division stating a preliminary determination by the NASD Amex Regulation Division's staff to seek disciplinary action against LaBranche & Co. LLC for violations of certain federal securities laws and the AMEX’s Constitution and Rules, including Sections 10(b), 9A and 17(a) of the Securities Exchange Act of 1934, in connection with manual book freezes effected in one of LaBranche & Co. LLC's Amex specialist stocks during the period March 8, 2004 through October 21, 2004. This notice of possible disciplinary action has not yet been resolved. In addition, we have been the subject of other investigations that have resulted in our paying material fines and restitution, such as the specialist trading investigation that culminated in an aggregate payment by us of $63.5 million in April 2004.

It is possible that unresolved regulatory investigations, including those that arise in the ordinary course of our business or otherwise, if resolved adversely to us, could have a material adverse effect on our business, operations and results of operations.

We cannot assure you that we will be able to detect or prevent all employee misconduct or rule violations.

We are subject to extensive regulation under both federal and state laws. In addition, the SEC, the NYSE, the NASD, the AMEX, other SROs and state securities commissions require strict compliance with their respective rules and regulations. Employee misconduct that may be difficult to detect could result in losses. Misconduct by employees could include, among other things, binding us to transactions that exceed authorized limits or present excessive risks, violation of securities laws or exchange rules that have not been detected by the technological systems installed by the exchanges and us to prevent such violations or hiding from us unauthorized or unsuccessful activities, which, in any case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputation or financial harm.

If there are any additional investigations or actions against us, such investigations or actions could result in settlements, determinations or judgments requiring substantial payments by us, including the costs of defending such investigations or actions, the imposition of substantial sanctions, fines or penalties and the suspension or revocation of our registration with the SEC as a broker-dealer or our suspension or expulsion as a member firm of the NYSE, the AMEX and the other exchanges on which we operate, in which case we would be unable to operate our business.

It also may be difficult for us to comply with other new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities and SROs, including the NYSE and the AMEX, pursuant to Regulation NMS and the HYBRID system. The risks of failure to comply with foreign laws and rules will increase as our LSPE and LSPH subsidiaries operate as foreign broker-dealers. Failure to comply with any of these rules or regulations would have an adverse effect on our business, financial condition and/or operating results. Other changes in the interpretation or enforcement of existing laws and rules by the SEC, these governmental authorities and SROs also could have an adverse effect on our business, financial condition and/or operating results.

We also are subject to the risks of securities laws liability and related civil litigation.

Many aspects of our business involve substantial risks of legal liability. A specialist is exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NYSE and the AMEX.

The NYSE and SEC investigation of specialist trading activity, which was settled in April 2004, has also resulted in the initiation of purported class action and derivative action proceedings against us and certain of our officers and directors in the United States District Court for the Southern District of New York and other proceedings in other courts, all of which are described under "Item 3—Legal Proceedings." In 2004 and early 2005, we also received requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York as part of an industry-wide investigation relating to activities of NYSE floor specialists from 1999 through 2003.

While we deny the allegations of wrongdoing against us in the actions initiated against us, there can be no assurance as to the ultimate outcome or timing of their resolution. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us, including the costs of defending such investigations and suits, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We also are subject to the risk of civil litigation, employment claims and other actions in the ordinary course of our business operations. For example, in August 2006, we settled a suit filed by the Equal Employment Opportunity Commission on behalf of a former employee who claimed discrimination on the basis of disability. It is possible that we could incur significant legal expenses in defending ourselves against such lawsuits or claims. An adverse resolution of any future lawsuits or claims against us could have an adverse effect on our business, financial condition and/or operating results.

We may incur losses as a result of our large balance sheet and ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems. Our trading risk management process seeks to balance our ability to profit from trading positions with our exposure to potential losses. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our ordinary trading activities, incur losses.

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators, and in times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated or previously correlated indicators may move in different directions. Many of our risk management tools are made up of software programs outsourced from third parties. In the past, market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, and they may do so in the future.

Market volatility has been relatively low in recent years. An increase in volatility would increase our measured or hedged risk, which might cause us to reduce our proprietary positions or to reduce or adapt certain of our business activities. In addition, we have a substantial balance sheet relating to our growing options, futures and ETF specialists and market-making operations, due primarily to the large positions we take to seed these products and/or manage our risk. In the event the assumptions or quantifications we have taken to seed or hedge these positions are incorrect, or in the event the market volumes, prices or volatility are not as anticipated, our financial condition could be harmed. In such circumstances, we may not be able to reduce our positions or our exposure in a timely, cost-effective way or in a manner sufficient to offset the increase in measured risk, which could adversely affect our financial condition and results of operations.

For a further discussion of our risk management policies and procedures, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Annual Report on Form 10-K.

We may have insufficient capital in the future and may be unable to secure additional financing when we need it.

Our business depends on the availability of adequate capital. We cannot be sure that we will have sufficient capital in the future or that additional financing will be available on a timely basis, or on terms favorable to us. Historically, we have satisfied these needs with internally generated funds, the issuance of subordinated debt by our operating subsidiaries and the issuance of common stock and notes. While we currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital, regulatory capital and capital expenditure requirements through at least the next twelve months, we may need to raise additional funds to:

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

Increased program trading and lower levels of volatility on the NYSE over the past three years have negatively affected our results of operations and may adversely affect our operations in the future. Although U.S. equity prices generally recovered from 2003 through 2006, adverse changes in the economy and the securities markets could return, resulting in:

•	losses from declines in the market value of securities held in our accounts;

•	a decline in trading volume on the NYSE, the AMEX and other exchanges;

•	further declines in volatility in the securities markets in which we act as a specialist;

•	the failure of buyers and sellers of securities to fulfill their settlement obligations; and

•	further increases in claims and litigation.

Whether market and economic conditions will continue to improve and whether we will be able to adequately protect our interests and maintain revenues in the future is uncertain.

Risks associated with our trading transactions could result in trading losses.

A majority of our Specialist and Market-Making segment's revenues are derived from trading by us as principal. We may incur trading losses relating to these activities, since each trade primarily involves the purchase, sale or short sale of securities for our own account. In any period, we may incur trading losses in a significant number of our specialist stocks, options, futures, ETFs, foreign currencies and other derivatives for a variety of reasons, including price declines, lower trading volumes and the required performance of our specialist obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any downward price movement in these securities results in an immediate reduction of our revenues and operating results. Our specialist and market-maker trading in options, ETFs, futures, other derivative instruments and foreign currencies also exposes us to certain additional risks associated with such factors as price fluctuations, foreign exchange currency movements, changes in the liquidity of markets, volatility and counterparty credit. Although we have adopted and carry out risk management procedures, we cannot be sure that these procedures have been formulated properly to identify or completely limit our risks and, even if formulated properly, we cannot be sure that we will successfully implement these procedures. As a result, we may not be able to manage our risks successfully or avoid trading losses.

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

Our roles as a specialist and market maker, at times, require us to make trades that adversely affect our operating results. In addition, as a specialist and market-maker, we are at times required to refrain from trading for our own account in circumstances in which it may be to our advantage to trade. For example, we may be obligated to act as a principal when buyers or sellers outnumber each other and take a position counter to the market, buying or selling shares to support an orderly market in the affected stocks. In addition, specialists currently may not compete with public orders at the same price. By having to support an orderly market, maintain inventory positions and refrain from trading under some favorable conditions, we are subject to risk. In addition, one consequence of the SEC and the NYSE investigations of NYSE specialist trading practices may be amendments by the NYSE and, possibly, the AMEX, of the rules, practices and procedures governing our specialist and market-making activities in a manner that could adversely affect our trading revenues.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to a large number of derivative transactions, many of which are intended to hedge our specialist and market-making risk, including credit derivatives, that require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While a transaction remains unconfirmed, we are subject to heightened credit and operational risk, and in the event of a default, we may find it more difficult to enforce the contract.

Failure to comply with net capital and net liquid asset requirements may result in the revocation of our registration with the SEC or our expulsion from the NYSE and/or the AMEX.

The SEC, the NYSE, the AMEX and various other regulatory agencies have stringent rules with respect to the maintenance of minimum levels of capital and net liquid assets by securities broker-dealers and specialist firms. Currently, LaBranche & Co. LLC and LSPS are required to maintain minimum combined net liquid assets of approximately $323.3 million. Failure by any of our broker-dealer and specialist subsidiaries to maintain its required level of net capital and net liquid assets may subject it to suspension or revocation of its SEC registration or suspension or expulsion by the NYSE and/or the AMEX. If this occurs, we would be unable to operate our business. In addition, a change in these rules, the imposition of new rules or any unusually large capital requirement or charge against the regulatory capital of any of our broker-dealer subsidiaries could limit those areas of our operations which require intensive use of capital. These rules also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, thus limiting our ability to expand, diversify or even maintain our present levels of business, pay dividends, repay debt and repurchase shares of our outstanding common stock.

Failure to comply with undertakings set forth in the settlement with the NYSE and SEC could adversely affect us.

In connection with our 2004 settlement of the NYSE and the SEC investigations concerning our NYSE specialist trading activity, we agreed to, and we are complying with, the following undertakings:

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

Over the past few years, a number of alternative trading systems have been developed or emerged. These alternative trading systems may compete with specialists by increasing trading in NYSE-listed and AMEX-listed securities off the NYSE and the AMEX trading floors. This can be seen in the decrease in the NYSE’s percentage of overall U.S. trading volume from approximately 84% in 2002 to approximately 47.2% in 2006. In addition, as described above, the SEC and the NYSE's market structure rule changes could result in increased trading of NYSE-listed and AMEX-listed securities in electronically-matched orders and thus reduce levels of trading of such securities through specialists.

We cannot be certain that we will be able to retain all of our top listed companies. If we lose a significant number of listed companies, if those listed companies request a change in their specialist or if the NYSE were to determine that we have failed to fulfill our obligations as specialist for a listed company, our registration as the specialist for those listed company could be canceled or suspended. Although we have further diversified our specialist and market-making operations into additional products and marketplaces, this diversification may not adequately diminish our risk of reliance on certain operations.

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

We have high debt obligations that can adversely impact our margins and flexibility of operations.

As of December 31, 2006, our total debt outstanding was $490.8 million. Our level of debt could have important consequences, including the following:

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

The covenants in the indenture governing our outstanding 9.5% Senior Notes due 2009 and our outstanding 11.0% Senior Notes due 2012, in the aggregate principal amount of approximately $459. million (collectively, the “outstanding senior notes”), and subordinated note purchase agreements (under which approximately $6.0 million remains outstanding), as well as any future financing agreements, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These covenants may limit or restrict our ability and the ability of our subsidiaries, under certain circumstances, to:

•	incur additional debt;

•	pay dividends and make distributions;

•	repurchase our common stock or subordinated indebtedness prior to maturity;

•	make certain investments;

•	create liens on our assets;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	issue or sell stock of subsidiaries; or

•	merge or consolidate.

For example, our ability to take certain actions, such as incurring additional indebtedness (other than certain “permitted indebtedness”) or making certain “restricted payments” (such as paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity), is limited if our consolidated fixed charge coverage ratio, as defined by our debt covenants and calculated on a trailing four-quarter basis, is at or below a threshold of 2.00:1, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.” As of December 31, 2006 our consolidated fixed charge coverage ratio was below 2:00:1, and we thus currently are prohibited from making “restricted payments” exceeding $15.0 million in the aggregate over the life of the indenture. In addition, under the indenture governing our outstanding senior notes, even if our consolidated fixed charge coverage ratio is 2.00:1 or greater, we cannot make any such “restricted payments” if doing so will cause our cumulative “restricted payments” since May 18, 2004 to be greater than the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 and certain other amounts. As of December 31, 2006, this covenant prevented us from making restricted payments in excess of $104.0 million. Although we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent the covenants in the indenture will prevent us from making restricted payments in the future.

In addition, our LaBranche & Co. LLC subsidiary has approximately $6.0 million principal amount outstanding subordinated indebtedness. The note purchase agreement governing this subordinated indebtedness requires LaBranche & Co. LLC to comply with certain financial ratios. LaBranche & Co. LLC's ability to comply with these ratios may be affected by events beyond our or its control. If any of the covenants in this agreement are breached, or if LaBranche & Co. LLC is unable to comply with required financial ratios, we or it may be in default under such agreements. A significant portion of this indebtedness then may become immediately due and payable.

We are not certain, if we are required accelerated payments under our indebtedness, including payments on our outstanding senior notes, if such acceleration would adversely affect our business.

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

If we were to experience a change of control, we would be required to offer to repurchase all outstanding senior notes then-outstanding, as well as all of our then-outstanding 12.0% senior subordinated notes due 2007, in the aggregate principal amount of approximately $13.6 million (the “2007 notes”), in each case at a price equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. This purchase requirement may delay or make it harder for others to obtain control of us. If a change of control were to occur, it is possible that we would not have sufficient funds to repurchase these notes or that restrictions in LaBranche & Co. LLC's subordinated note purchase agreements would not allow such repurchases. If we do not have sufficient funds at the time of a repurchase obligation or cannot meet any obligations under the subordinated note purchase agreements, the indenture governing the outstanding senior notes, or the indenture governing the 2007 notes, we would be forced to seek additional third-party financing. However, it is possible that we would not be able to obtain such financing on favorable terms, or at all.

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

Our business has grown since 1997, primarily due to acquisitions and organic growth through the continued expansion of our specialist and market-making operations. The growth of our business has increased the demands upon our management and operations. This growth has required, and will continue to require, an increase in investment in management personnel, financial and management systems and controls and facilities. The scope of procedures for assuring compliance with applicable rules and regulations, including SOX, has changed as the size and complexity of our business has increased. Although the size of our workforce significantly declined in 2006 and early 2007, many of our SOX policies, processes and controls have not, which means we have fewer employees to ensure these controls are completed. We have implemented formal compliance procedures that are regularly updated. Our future operating results will depend on our ability to continue:

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

Three of our current or former executive officers are in a position to substantially affect matters requiring a stockholder vote.

Certain of our current and former managing directors who currently own a significant amount of our outstanding common stock have entered into a stockholders' agreement under which they have agreed, among other things, that their shares of our common stock will be voted, for as long as they own their shares, as directed by a majority vote of George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President, Alfred O. Hayward, Jr., our executive officer, director and Chief Executive Officer of LaBranche & Co. LLC, and James G. Gallagher, a former executive officer and director. Accordingly, these individuals have the ability to substantially influence the outcome of most matters requiring approval by our common stockholders. These matters include the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all our assets. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, a merger or consolidation, a takeover or another business combination.

Risks Associated with the NYSE/Archipelago Merger, Proposed NYSE Regulation/NASD Merger and Pending NYSE/Euronext Merger

The value of the NYSE Group stock we received in the NYSE/Archipelago merger, as well as the NYSE Euronext stock we expect to receive in the pending NYSE/Euronext merger, may significantly lose value.

In connection with the March 2006 NYSE/Archipelago merger, we received approximately 3.1 million shares of NYSE Group common stock in exchange for 39 NYSE memberships which we previously owned. Under the merger agreement, there are restrictions on the sale of the NYSE Group shares following the merger. As provided in the agreement, one-third of these NYSE Group shares will be released from these sale restrictions on each of March 8, 2007, 2008 and 2009. There is a risk that there could be a significant drop in the value of the NYSE Group stock prior to the time we are able, if we choose to monetize the consideration we received in exchange for the NYSE memberships we held prior to the NYSE/Archipelago merger. We currently mark our NYSE Group shares to market, subject to applicable discounts due to restrictions on transfer, and when the restrictions lapse on our NYSE Group shares, we will no longer discount their market value. Any substantial drop in the value of NYSE Group shares we do not monetize could require us to consider whether such drop in value has created an impairment of our intangible assets. Such an impairment, if any, would adversely affect our financial results for the fiscal period in which an impairment occurs. In the pending NYSE/Euronext merger, we anticipate that we will exchange our 3.1 million NYSE Group shares (or the portion of such shares which we then own) into a like number of shares of NYSE Euronext common stock. Our gains or losses in our ownership of those shares will be dependent on the market price of NYSE Euronext shares generally. Therefore, we could report significant losses or gains based on the market price of that stock on the last day of a reporting period.

The regulatory environment following the NYSE/Archipelago merger, as well as the NYSE/Euronext merger, including NYSE Regulation’s proposed merger with NASD Regulation, could change and thereby adversely affect our compliance and strategic efforts.

NYSE Regulation currently performs the regulatory function for the NYSE and the Pacific Stock Exchange. The NYSE Group has stated that technology is playing a greater role in trading, compliance and regulation. It is possible that these factors could cause regulatory or technological errors, especially if NYSE Regulation is unable to adequately self-fund its operations. On January 21, 2007, a majority of the member firms of each entity approved a consolidation of the NASD’s and NYSE’s regulatory arms. The consolidation will result in a single regulatory division that will be responsible for member examination, enforcement, arbitration and mediation, as well as market regulation for the NYSE, NASDAQ, AMEX, ISE and Chicago Climate exchanges. This combined regulatory division is expected to begin operation in the second quarter of 2007. This environment could produce additional regulatory scrutiny, which could cause us to expend additional resources to monitor and enhance our compliance with NYSE, AMEX and other exchange rules. We also may be required to expend substantial resources to coordinate our technological compliance systems with the new technological requirements of the NYSE, AMEX and other markets, which could increase our overall Specialist and Market-Making segment operating expenses and adversely affect our operating results.

The role of the specialist on the NYSE may substantially change following the NYSE/Archipelago and NYSE/Euronext mergers and we may not be able to timely adapt.

Although senior NYSE officials have continued to publicly state that there will continue to be an auction market with a central point of sale on the NYSE following the merger, and that specialists will continue to play an integral role in making a fair and orderly market and providing liquidity, there is speculation that large issuers’ stocks will trade entirely electronically with minimal participation by specialists. We may not be able to anticipate or adequately and effectively deploy capital, workforce and technology to respond to such a change. Although we have expended considerable resources to enable us to adapt to such a situation, we may not be able to timely or successfully do so. Any failure by us to anticipate, respond or adapt to a changing market structure in the wake of the mergers could adversely affect our results of operations and financial condition.

The NYSE Group may not achieve the anticipated cost savings, technology improvements, growth opportunities and other benefits anticipated from the merger transactions, which could adversely affect the operations of the NYSE specialist firms following the mergers.

Some of the stated purposes of the NYSE’s merger with Archipelago and pending merger with Euronext are cost savings, the ability to compete with an increasingly electronic marketplace, potential market growth opportunities and other synergies. Prior to the mergers, these entities operated as separate companies with different goals, technology, infrastructures and market structures. The success of these mergers will depend, in part, on the ability to achieve these cost savings, efficiencies and technological and product advances. If the NYSE is not able to successfully achieve these objectives, the anticipated cost savings, technological and revenue growth and synergies may not be realized fully or at all, or may take longer to realize than expected. In such event, the new NYSE may lose listed companies, exchange-based trading market share and additional product lines and order flow. To the extent the NYSE is unable to attract new listed companies or products or loses existing listed companies and products, our financial results and operations could be materially adversely affected.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

Our offices are located at One Exchange Plaza, New York, New York, where we lease approximately 36,000 square feet under two separate leases expiring in January 2008. We also lease approximately 48,000 square feet at 33 Whitehall Street, New York, New York under a lease expiring February 2017. We also lease three trading posts on the floor of the NYSE and approximately 8,100 square feet of additional space at locations in New York, New Jersey and Boston under leases expiring between June 2007 and September 2012. In addition, we lease approximately 1,000 square feet in Amsterdam, The Netherlands, under a lease expiring in April 2009, a workstation (approximately 25 square feet) in London, England, under a month-to-month operating lease, and approximately 133 square meters in Hong Kong under a lease expiring in November 2008. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the near future.

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

NYSE, civil and/or criminal charges have been pursued against a number of individuals employed or formerly employed as specialists at the five largest NYSE specialist firms, including employees and former employees of LaBranche & Co. LLC.

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

On June 7, 2004, plaintiffs filed a Consolidated Class Action Complaint. On July 12, 2004, plaintiffs filed a Corrected Consolidated Class Action Complaint. Plaintiffs allege that they represent a class consisting of persons and entities that purchased or otherwise acquired our common stock during the period beginning on August 19, 1999 and concluding on October 15, 2003. Plaintiffs allege that we, LaBranche & Co. LLC, and certain of our and/or LaBranche & Co. LLC’s past or present officers and/or directors, including George M.L. LaBranche, IV, William J. Burke, III, James G. Gallagher, Alfred O. Hayward, Jr., Robert M. Murphy and Harvey S. Traison, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by failing to disclose the alleged improper specialist trading that was the subject of the specialist trading investigations described above. Plaintiffs also allege that Mr. Gallagher violated Section 20A of the Exchange Act and two other of our past or present officers and/or directors, S. Lawrence Prendergast and George E. Robb, Jr., also violated Section 20(a) of the Exchange Act. Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses.

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

On September 15, 2004, plaintiffs filed a Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty alleging that they represent a class consisting of all public investors who purchased and/or sold shares of stock listed on the NYSE from October 17, 1998 to October 15, 2003. Plaintiffs allege that we, LaBranche & Co. LLC, Mr. LaBranche, and other NYSE specialist firms and their respective parents and affiliates violated Section 10(b), Rule 10b-5 and Section 20(a) by failing to disclose the alleged improper specialist trading that was the subject of the specialist trading investigations described above, improperly profiting on purchases and/or sales of NYSE-listed securities and breaching and/or aiding and abetting breaches of fiduciary duty. Plaintiffs also name the NYSE as a defendant. Plaintiffs seek unspecified money damages, restitution, forfeiture of fees, commissions and other compensation, equitable and/or injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on trading proceeds, and attorneys’ fees and reimbursement of expenses.

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

On February 22, 2007, the court removed Empire Programs, Inc. as co-lead plaintiff, leaving CalPERS as the sole lead plaintiff.

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

On September 7, 2006, Ms. Brown filed a motion for leave to file an amended shareholder derivative complaint alleging that her demand was wrongfully refused and asserting the same claims previously asserted in the action filed on November 6, 2003.

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

NASD/AMEX Notice of Disciplinary Action. On December 15, 2004, LaBranche & Co. LLC received a notice from the NASD Amex Regulation Division stating a preliminary determination to seek disciplinary action against LaBranche & Co. LLC for violations of certain federal securities laws and the Amex Constitution and Rules, including Sections 10(b), 9A and 17(a) of the Exchange Act, in connection with manual book freezes effected in one of LaBranche & Co. LLC’s Amex specialist stocks during the period March 8, 2004 through October 21, 2004. Prior to receiving this notice, we had determined that the individual specialist responsible for the book freezes failed to adhere to company policy and had terminated that employee. We submitted a response to the staff of the NASD Amex Regulation Division in January 2005 setting forth the reasons why disciplinary action should not be brought against LaBranche & Co. LLC and we are cooperating with the NASD Amex Regulation Division in this matter.

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

In addition to the proceedings described above, we have been the target, from time to time, of various claims, lawsuits and regulatory actions incidental to the ordinary course of our business. While the ultimate outcome of those claims, lawsuits and regulatory actions which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims, proceedings and regulatory actions, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE under the symbol “LAB.” The following table sets forth the range of high and low closing sales prices for our common stock on the NYSE for each fiscal quarter within the two most recent fiscal years:

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$16.30	$9.77	$10.66	$7.90

Second Quarter	$17.90	$10.56	$9.98	$5.25

Third Quarter	$12.65	$8.10	$9.59	$6.30

Fourth Quarter	$12.21	$8.26	$11.87	$8.63

Holders

As of February 22, 2007, we had 144 stockholders of record of our common stock and an estimated 6,800 beneficial owners. The closing sale price of our common stock on February 26, 2007 was $9.31 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the caption “Executive Compensation” in our definitive Proxy Statement to be used in connection with our 2007 Annual Meeting of Stockholders to be held on May 16, 2007, which will be filed within 120 days of the end of our fiscal year ended December 31, 2006 (the “2006 Proxy Statement”), is incorporated herein by reference.

Performance Graph

The information set forth under the caption “Performance Graph” in our definition Proxy Statement to be used in connection with our 2007 Annual Meeting of Stockholders to be held on May 15, 2007, which will be filed within 120 days of the end of our fiscal year ended December 31, 2006 (the “2007 Proxy Statement”), is incorporated herein by reference.

Item 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 and as of December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our consolidated financial statements, which have been audited by KPMG LLP, independent registered public accounting firm, and are included elsewhere in this filing. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this filing.

	For Year Ended December 31,
(000’s omitted)	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA:
Revenues:
Net gain on principal transactions	$180,850	$194,432	$182,535	$202,207	$342,400
Commissions	69,814	84,018	96,045	94,443	92,044
Net gain on non-marketable investments	65	11,029	24,953	1,065	5,161
Net gain on corporate equities, not readily marketable	238,615	—	—	—	—
Stock borrow interest	158,081	33,395	3,947	1,634	430
Interest	26,096	17,260	6,430	4,960	11,103
Other	473	56	5,137	1,680	1,707

Total revenues	673,994	340,190	319,047	305,989	452,845

Interest Expense (1)	240,497	89,504	63,789	48,188	48,589

Revenues, net of interest expense	433,497	250,686	255,258	257,801	404,256

Expenses:
Employee compensation and benefits	88,370	103,531	99,310	99,123	131,511
Restitution and fines	763	172	159	63,519	—
Goodwill impairment	—	—	37,600	170,302	—
Exchange memberships impairment	—	—	18,327	515	—
Debt repurchase premium	—	—	49,029	—	—
Other	107,351	95,878	106,302	109,416	106,621

Total expenses	196,484	199,581	310,727	442,875	238,132

Income (loss) before minority interest and provision (benefit) for income taxes	$237,013	$51,105	$(55,469)	$(185,074)	$166,124

Net income (loss)	$136,804	$37,521	$(43,780)	$(179,389)	$87,226

	As of December 31,
(000’s omitted)	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
Total assets	$5,374,889	$3,664,909	$2,055,097	$1,963,090	$1,912,802
Total long term obligations (1)	466,206	490,820	498,733	275,891	383,233
Stockholders’ equity	$874,707	$733,456	$692,986	$772,964	$989,688

(1)	Includes obligations under our subordinated debt (excluding those related to contributed exchange memberships).

	For Year Ended December 31,
	2006	2005	2004	2003	2002
COMMON SHARE DATA:
Earnings (loss) per diluted share	$2.22	$.61	$(0.77)	$(3.08)	$1.34
Cash dividends declared per share	—	—	—	$0.24	—

Regulation G Requirement: Reconciliation of Non-GAAP Financial Measures Excluding

Corporate Equities, Not readily Marketable

(all data in thousands, except per share data)

(unaudited)

In evaluating the Company’s financial performance, management reviews results from operations, excluding non-operating items. Pro-forma earnings per share is a non-GAAP (generally accepted accounting principles) performance measure, but the Company believes that it is useful to assist investors in gaining an understanding of the trends and operating results for the Company’s core business. Pro-forma earnings per share should be viewed in addition to, and not in lieu of, the Company’s reported results under U.S. GAAP.

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented:

	Twelve Months Ended December 31,
	2006			2005
	Income as originally stated	Adjustments (1)	Pro forma net operating income	Income as originally stated	Adjustments (2)	Pro forma net operating income
Revenues, net of interest expense	$433,497	$(238,615)	$194,882	$250,686	$(9,581)	$241,105
Total expenses	196,484	—	196,484	199,581	—	199,581

Income (loss) before provision (benefit) for income taxes	237,013	(238,615)	(1,602)	51,105	(9,581)	41,524
Provision (benefit) for income taxes	100,209	(102,960)	(2,751)	13,584	(4,168)	9,416

Net income (loss) applicable to common stockholders	$136,804	$(135,655)	$1,149	$37,521	$(5,413)	$32,108

Basic per share	$2.25	$(2.23)	$0.02	$0.62	$(0.09)	$0.53
Diluted per share	$2.22	$(2.20)	$0.02	$0.61	$(0.08)	$0.53

(1)	Reflects the gain from the NYX transaction and the subsequent gains and losses in each accounting period, based on the fair market value of our restricted shares of NYX common stock at the end of each such period.
(2)	Reflects the gains in connection with the disposition of an investment.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations together with the financial statements and the notes to such statements included elsewhere in this filing. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. These forward-looking statements involve risks and uncertainties including, but not limited to those discussed in “Risk Factors” set forth in Item 1A of this annual report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Executive Overview

The equity and equity derivative trading business is continuing to experience significant change. In December 2006 and January 2007, the NYSE, AMEX and other auction-based exchanges implemented new trading systems in which the markets have become almost completely electronic. These initiatives were undertaken in order to comply with Regulation NMS, expected to be effective in March 2007. In addition, decimalization, sector and index trading strategies and a decline in block trading have led to increased program trading and a decline in average order size on the NYSE and other exchanges, which reduces our ability to participate in certain trades.

The NYSE’s new HYBRID market model has had the most significant impact on our role as a specialist. The HYBRID model is expected to allow specialists to interact in a “fast” and more automated market. Most of the trades which had been executed by us as agent are now being matched electronically, and we are now inserting our capital and adding liquidity to the market electronically, rather than manually, except in certain “break-out” situations. Although these changes affect the way in which stocks are traded, many elements of the central auction market are preserved. Even with the completed NYSE/Archipelago merger, the HYBRID model and SEC’s Regulation NMS initiatives, senior NYSE officials have publicly stated that there will continue to be an auction market with a central point of sale. They have also stated that specialists will continue to play an integral role in providing liquidity and will continue to have an affirmative obligation to make a fair and orderly market. A specialist’s primary role is to provide liquidity by committing capital when market imbalances occur, and we believe that technology cannot eliminate these market imbalances. Accordingly, we anticipate that specialists will continue to play an important role in stock trading but will do so in a more electronic environment.

We are committed to providing liquidity and improving market quality. Even though our participation rate initially has declined from pre-HYBRID levels, we believe the trading tools we are developing may result in higher participation rates over time along with opportunities to increase revenues. Testing on our new advanced HYBRID technology on a pilot basis indicates that our participation rates can increase. The new technology, which we have been developing for the past three years, is being deployed in stages with the goal of meaningful implementation in 2007. We expect to adjust these technologies on an ongoing basis, and anticipate that they will enable us to increase the liquidity of our markets. The financial results of our specialist and market-making business are highly dependent on trading volumes and volatility. As volumes grow, we believe market volatility will return as well, which will enable us to participate as principal in more transactions in our specialist and market-making operations.

We have significantly cut costs throughout our organization through the reduction of legal, professional and exchange fees, the mitigation of compensation costs through restructuring and automation. We have reduced the legacy costs of operating a manual market by reducing our headcount by 126 employees during the fourth quarter of 2006 and January 2007. We also are examining our opportunities relating to the retirement of outstanding debt with the goal of reducing our fixed charge interest expense.

One of the other things on which we are focusing is our ability to quote electronically in different marketplaces simultaneously so that we are able to get our quotes and disseminate our interest in different marketplaces.

Structured products such as ETFs continue to grow in popularity. ETFs which have some characteristics similar to sector and index funds trade continually throughout the day on an exchange. The liquidity and flexibility of being exchange-traded has led to substantial growth in these products. ETF assets grew to approximately $422.0 billion as of January 31, 2007 from $296.0 billion as of December 31, 2005. We believe that the growth in these products will continue as investors seek to lower investment costs, manage tax liability and hedge portfolio risks. It is our intention to continue to work with ETF issuers as they launch new products and to provide added liquidity in ETF trading.

We also believe the trading of options, indexes and other products will follow the pattern of cash equities. The products that require little price discovery and negotiation will default to an electronic matching facility while the more complex and illiquid products will continue to rely on specialists and lead market-makers to effect trades.

We expect the first tranche of our 3.1 million NYX shares to become unrestricted on March 7, 2007. This event will increase the assets constituting regulatory capital in our NYSE specialist and execution and clearing businesses. The combined liquidity adjustments from the NLA reduction and elimination of the restrictions on our NYX shares will result in approximately $150 million of additional free cash over the first two quarters of 2007 before our debt servicing payments, based on the closing market price per share of NYX stock on February 28, 2007. Our free cash at December 31, 2006 was approximately $149 million.

New Accounting Developments

Employee Incentive Plans

We adopted the fair value recognition provisions for share-based awards pursuant to SFAS No. 123(R) effective January 1, 2006. Please refer to Footnote 7, “Employee Incentive Plans” of our consolidated financial statements in this report for additional information and disclosure.

Accounting for Tax Uncertainties

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning in the first quarter of 2007. We have evaluated the potential impact of FIN 48, and at this time, we believe that our contingent tax reserve and current and deferred income taxes are adequately stated in conformity with FAS 109 and FIN 48.

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

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “Accounting for Fair Value Option for Financial Assets and Financial Liabilities Employers” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We currently report the majority of our financial assets and liabilities at fair value in compliance with industry guidelines for brokers and dealers in securities. We have a significant investment in intangibles and goodwill as well as public debt which is not accounted for at fair value. We believe SFAS 159 exempts intangible assets and goodwill from fair value reporting. We currently are evaluating the potential impact that the adoption of SFAS 159 will have on our financial statements.

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the public market price of our common stock as of the valuation date of our 2006 year-end impairment test, in estimating the fair value of our specialist reporting unit. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. We also assumed certain discount rates and certain terminal growth rates in our calculations. For our year-end 2006 goodwill impairment tests, we engaged an independent business valuation firm to assist us in our BEV analyses. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill on an annual calendar basis (i.e., December 31) unless an event or change in circumstances requires an interim reassessment of impairment. During 2006, there were no interim changes in circumstances that necessitated goodwill impairment testing prior to our annual required testing of goodwill. As a result of our analysis of the above-mentioned factors for the year ended December 31, 2006, with the assistance of the independent business valuation firm, we determined that there was no impairment of our goodwill under SFAS No. 142. We cannot provide assurance that future goodwill impairment testing will not result in impairment charges in subsequent periods.

Another of our intangible assets, as defined under SFAS No. 142, is our trade name. We determine the fair value of our trade name by applying the income approach using the royalty savings methodology. This method assumes that the trade name has value to the extent we are relieved of the obligation to pay royalties for the benefits received from it. Application of this methodology requires estimating an appropriate royalty rate, which is typically expressed as a percentage of revenue. Estimating an appropriate royalty rate includes reviewing evidence from comparable licensing agreements and considering qualitative factors affecting the trade name. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our trade name. We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. As of December 31, 2006, no impairment of our trade name existed. We cannot provide assurance that future trade name impairment testing will not result in impairment charges in subsequent periods.

We amortize our identifiable intangible stock listing rights over their estimated useful lives in accordance with SFAS No. 142, and test for potential impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. As a result of our testing and analysis for the year ended December 31, 2006, with the assistance of an independent business valuation firm, we determined that there was no impairment of our stock listing rights under SFAS No. 144. We cannot provide assurance that future stock listing rights impairment testing will not result in impairment charges in subsequent periods, particularly until the effects of the NYSE’s HYBRID model can be more adequately assessed.

A prolonged period of weakness in equity markets and the trading of securities on the NYSE and AMEX could adversely impact our businesses and impair the value of our goodwill and/or identifiable intangible assets. In addition, certain events could indicate a potential impairment of our identifiable intangible assets, including changes in market structure that could adversely affect our specialist businesses; an adverse action or assessment by a regulator; or prolonged systemic failure of our self-developed specialist trading system.

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

We account for our investment in the NYX stock at the estimated fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities.

Given management’s judgment involved in valuing certain of our non-marketable securities, it is possible, as of a given point in time, that a third-party could reach a different conclusion of fair value utilizing the same variables as we have in our analysis.

Non-marketable investments are tested for potential impairment whenever events or changes in circumstances suggest that an asset’s carrying value may be impaired.

Other-Than-Temporary Impairment of Exchange Memberships

The determination of the fair value of our exchange memberships is a critical accounting estimate. Exchange memberships owned by us are originally carried at cost, pursuant to the AICPA Audit and Accounting Guide—Brokers and Dealers in Securities. Adjustments to carrying value are made if we deem that an “other-than-temporary” decline in value, as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and in Section M of Topic 5 of the SEC staff accounting bulletin series (“SAB No. 59”), has occurred. In determining whether the value of our owned exchange memberships is impaired (i.e., fair market value is below cost) and whether such impairment is temporary or other-than-temporary, we consider many factors, including, but not limited to, information regarding recent sale and lease prices of exchange memberships, historical trends of sale and lease prices of memberships on a particular exchange and their duration, the current condition of the particular exchange’s market structure, legal and regulatory developments affecting the particular exchange’s market structure and earnings capability, trends in new listings on the particular exchange, general global and national economic factors and our knowledge and judgment of the specialist and execution and clearing industries and the securities market as a whole. As a result of our analysis of the above-mentioned factors for the year ended December 31, 2006, we believe the carrying values of our owned exchange memberships were not impaired.

We cannot provide assurance that the consistent application of this accounting policy to future reporting periods will not result in further adjustments to the carrying value of any of our remaining exchange memberships following the consummation of the NYSE merger with Archipelago. This accounting policy, however, will no longer be applied in future periods to our NYSE specialist operations because our NYSE memberships were surrendered in connection with the NYSE/Archipelago merger and our NYSE specialist operations and clearing operations will be conducted through trading licenses.

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

Restructuring Transactions

In the fourth quarter of 2006 and January 2007, we implemented a restructuring plan which has resulted in a significant headcount reduction and future reduction in compensation costs. Due primarily to the automation of securities markets such as the NYSE’s HYBRID market, we reduced our headcount by 126 positions because we need fewer people to execute trades on the floors of the exchanges on which we conduct business. As a result of this restructuring, we incurred additional compensation expense of approximately $3.7 million in connection with severance and supplemental unemployment compensation. We expect our compensation expense and related benefits to decline by up to $14.1 million in 2007 as a result of this restructuring.

As of January 3, 2007, we converted our LaBranche Financial Services, Inc. (“LFSI”) subsidiary into a limited liability company by way of a merger of LFSI with and into a newly formed limited liability company, which succeeded to all the rights, obligations and liabilities of LFSI. Subsequently, on January 17, 2007, the new entity changed its name to LaBranche Financial Services, LLC. LaBranche & Co Inc. is the sole owner of LaBranche Financial Services, LLC, which is referred to in this annual report as “LFS.”

Completed Senior Note Repurchase

On August 2, 2004, we sold our investment in Lava Trading Inc. (“Lava”) as part of the acquisition of Lava by Citigroup Financial Products, Inc. Upon the closing of the Lava acquisition, which constituted an “asset sale” under the terms of the Indenture, we received $39.0 million in cash. Under the Lava acquisition agreement, additional consideration of approximately $9.6 million was being held in escrow to secure our indemnification obligations as a stockholder of Lava. The full amount of this escrow was released to us on October 31, 2005. An additional $640,960 was received by us on or before October 31, 2005 in connection with the settlement by Lava of tax and insurance claims. Under the terms of the indenture governing our outstanding 9.5% Senior Notes due 2009 and our outstanding 11.0% Senior Notes due 2012 (collectively, the “outstanding senior notes”), by the 361st day following the receipt of these proceeds, we were required to offer to purchase outstanding senior notes in an aggregate principal amount equal to the after-tax amount of these proceeds to the extent we had not used any portion of such net cash proceeds to repay any of our secured indebtedness or any indebtedness of our subsidiaries or to acquire “replacement assets.” Therefore, on October 24, 2006, we commenced an offer to purchase outstanding senior notes in the aggregate principal amount of up to $6.6 million. This excess proceeds offer expired on November 22, 2006, with $26,000 principal amount of outstanding senior notes having been tendered. Following the closing of this transaction and the closings of other previous offers to repurchase with immaterial tenders of senior notes, approximately $199.8 million aggregate principal amount of our Senior Notes due 2009 remained outstanding and approximately $260.0 million aggregate principal amount of our Senior Notes due 2012 remained outstanding.

Results of Operations

Specialist and Market-Making Segment Operating Results

	For the Years Ended December 31,			2006 vs. 2005 Percentage	2005 vs. 2004 Percentage
(000’s omitted)	2006	2005	2004	Change	Change
Revenues:
Net gain on principal transactions	$180,850	$194,432	$182,535	(7.0)%	6.5%
Commissions	35,896	42,290	48,781	(15.1)	(13.3)
Stock borrow interest	157,588	33,039	3,838	377.0	760.8
Other interest	19,834	13,643	4,838	45.4	182.0
Net gain on NYX transaction	220,260	—	—	100.0	—
Other	286	123	5,031	130.8	(97.5)

Total segment revenues	614,714	283,527	245,023	116.8	15.7
Interest expense	186,995	37,466	9,844	399.1	280.6

Revenues, net of interest expense	427,719	246,061	235,179	73.8	4.6

Operating expenses	146,375	143,481	138,954	2.0	3.3
Goodwill impairment	—	—	37,600	—	(100.0)
Exchange memberships impairment	—	—	16,300	—	(100.0)

Pre-tax income	$281,344	$102,580	$42,325	174.3%	142.4%

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

Commissions revenue generated by our Specialist and Market-Making segment consists primarily of fees earned when our specialists act as agents by executing limit orders on behalf of brokers, professional traders and broker dealers after a specified period of time; we do not earn commissions when we match market orders or when we act as a market-maker. Beginning December 2006 the NYSE implemented a program of revenue sharing under which the NYSE will distribute a fixed rebate income support payment in the amount of approximately $53.0 million among the NYSE specialist firms for a six month transition period commencing December 1, 2006. LaBranche & Co. LLC will receive approximately $2.04 million per month through May 2007 under this program. Commencing June 1, 2007, the NYSE revenue sharing program will be based on specialist firm performance. There will be a base rebate on every trade a specialist enters on the NYSE in the amount of $0.000275 per share traded. Specialist firms will receive an additional rebate each month relating to their absolute market share in each of their specialist stocks if that market share exceeds 35%. The specialist may be entitled to an additional rebate of between $0.00014 to $0.00016 per share for certain trades that exceed to-be-determined market share thresholds.

Interest revenue generated by our Specialist and Market-Making segment consists primarily of interest earned in securities lending transactions and inventory financing in connection with our trading in options, futures and ETFs.

Revenues, net of interest expense, at our Specialist and Market-Making segment is calculated after netting revenues by the interest expense related to those operations and the interest expense related to our public debt. The interest expense related to our Specialist and Market-Making segment is primarily the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs specialist and market-making operations and interest on subordinated indebtedness that has been approved by the NYSE for inclusion in the net capital of our LaBranche & Co. LLC subsidiary.

Key Metrics of our Specialist and Market-Making Activities—When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on cash equity specialist financial results. Some of the key metrics that we review, and their values for 2006, 2005 and 2004, are as follows:

	2006	2005	2004	2006 vs. 2005 Percentage Change	2005 vs. 2004 Percentage Change
NYSE average daily share volume (in millions)	1,826.7	1,647.1	1,456.7	10.9%	13.1%
LAB share volume on the NYSE (in billions)	105.9	101.4	96.1	4.4%	5.5%
LAB dollar value on the NYSE (in billions)	$3,778.3	$3,355.3	$2,819.1	12.6%	19.0%
Share volume of principal shares traded (in billions)	17.5	19.6	22.3	(10.7)%	(12.1)%
Dollar value of principal shares traded (in billions)	$657.4	$692.5	$682.7	(5.1)%	1.4%
Average closing price of the CBOE Volatility Index	12.8	12.8	15.5	0.0%	(17.4)%
Program trading as a percentage of NYSE average daily share volume	30.6	30.3	25.5	0.1%	18.8%

Number of Specialist ETFs	75	52	18	44.2%	188.9%
Number of Specialist Options	753	617	321	18.1%	92.2%

Generally, an increase in the average daily share volume on the NYSE, an increase in volatility (as measured by the average closing price of the CBOE’s Volatility Index®, or the “VIX”), an increase in the dollar value and share volume of our principal shares or a decrease in program trading enables us to increase our level of principal participation and thus our ability to realize net gain on principal transactions. While we monitor these metrics each period, they are not the sole indicators or factors in any given period that determine our level of revenues, profitability or overall performance. Other factors, such as extreme price movements, unanticipated company news and events and other uncertainties may influence our financial performance either positively or negatively.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The decline in net gain on principal transactions in our Specialist and Market-Making segment was attributable primarily to our cash equity specialist operations. The decrease was due to a decline in principal shares traded, as well as market volatility, as measured by the average closing price of the VIX, which was unchanged year over year. Other factors that reduced our opportunity to participate was the continuing rise in program trading as a percentage of NYSE average daily share volume and decreases in NYSE average daily share volume and dollar value of principal shares traded of stocks for which we are the equity specialist.

The increase in stock borrow interest revenue generated by our Specialist and Market-Making segment consists primarily of interest earned in securities lending transactions and inventory financing in connection with our trading in options, futures and ETFs.

Other interest revenues increased due to the higher average interest rate yields earned on our investment of excess cash.

Interest expense in our Specialist and Market-Making segment increased primarily as a result of increased inventory financing costs relating to the growth and expansion of trading activity in our options, futures and ETFs specialist and market-making operations. Inventory financing costs increased from $36.6 million in 2005 to $186.7 million in 2006. While interest expense increased to 30.4% of total segment revenues in 2006 from 13.2% in 2005, stock borrow interest income increased to 25.6% of total segment revenues in 2006 from 11.7% for 2005. Both stock borrow rebate and margin interest expense should be considered as components in the overall computation of net trading revenue in the Specialist and Market-Making segment.

Our Specialist and Market-Making segment realized a $120.1 million gain from the exchange of 36 NYSE memberships in the NYSE/Archipelago merger (another three memberships were held by our Execution and Clearing segment). We valued the 2.9 million shares of NYX stock received in exchange for those 36 NYSE memberships at fair value, which was deemed to be the value of the shares on the first day of trading of NYX stock, or $67.00 per share, minus a 10% valuation allowance due to the restrictions on transfer applicable to the shares. Since the consummation of the NYSE/Archipelago merger, we account for the investment in the NYX stock held by our Specialist and Market-Making segment at market value minus the valuation discount attributable to the transfer restrictions (at December 31, 2006, the discount was 7%). At December 31, 2006, the NYSE closing market price for the NYX stock was $97.20 per share as compared to $67.00 per share at the date of the NYSE/Archipelago merger. Thus, the aggregate gain, both realized and unrealized, in our Specialist and Market-Making segment with respect to the NYSE/Archipelago merger for 2006 was $220.3 million, including the dividend of $13.3 million we received in connection with our NYSE memberships prior to the NYSE/Archipelago merger.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The increase in net gain on principal transactions is attributable primarily to our options, futures and ETFs specialist operations, with respect to which trading revenue increased by approximately 82% from 2004 to 2005. This revenue growth was the result of an increase in the number of products traded, market-maker professionals and exchanges on which we trade our derivative products. This was offset by a continued decrease in our cash equity specialist operations, in which trading revenue decreased by approximately 10% from 2004 to 2005. This decrease was at a lower rate than in 2004, but was similarly due to a decline in principal shares traded as well as the continued decline in market volatility, as measured by the average closing price of the VIX. Another factor that reduced the opportunity for our cash equity specialists to participate was the continuing rise in program trading as a percentage of NYSE average daily share volume. Program trading involves reducing large share orders into many smaller orders, resulting in the orders being matched electronically. These factors offset the benefit from the increases in NYSE average daily share volume and share volume and dollar value traded for equity securities in which we are the specialist. We believe that market volatility declined as the level of mutual funds’ participation in the market declined.

Interest revenue earned by our Specialist and Market-Making segment was higher primarily due to an increase in securities lending transactions, resulting from increased trading activity in our options, futures and ETFs specialist and market-making operations.

Other revenue earned by our Specialist and Market-Making segment was lower primarily due to decreased proprietary trading gains.

Interest expense in our Specialist and Market-Making segment increased primarily as a result of increased inventory financing costs relating to the growth and expansion of trading activity in our options, futures and ETFs specialist and market-making operations. Inventory financing costs increased from $8.4 million in 2004 to $36.6 million in 2005. While interest expense increased to 13.2% of total segment revenues in 2005 from 4.0% in 2004, stock borrow interest income increased to 11.7% of total segment revenues in 2005 from 1.6% for 2004. Both stock borrow rebate and margin interest expense should be considered as components in the overall computation of net trading revenue in the Specialist and Market-Making segment.

For a discussion of operating expenses see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Years Ended December 31,			2006 vs. 2005 Percentage	2005 vs. 2004 Percentage
(000’s omitted)	2006	2005	2004	Change	Change
REVENUES:
Commissions	$33,919	$41,729	$47,263	(18.7)%	(11.7)%
Stock borrow interest	493	355	109	38.9	225.7
Other interest	1,308	471	279	177.7	68.8
Net gain on NYX transaction	18,355	—	—	100.0	—
Other	174	118	365	47.5	(67.7)

Total segment revenues	54,249	42,673	48,016	27.1	(11.1)
Interest expense	525	311	158	68.8	96.8

Revenues, net of interest expense	53,724	42,362	47,858	26.8	(11.5)

Operating expenses	38,271	45,311	52,669	(15.5)	(14.0)
Exchange memberships impairment	—	—	2,027	(100.00)	(100.00)

Pre-tax income (loss)	$15,453	$(2,949)	$(6,838)	424.0%	56.4%

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage activities.

Our Execution and Clearing segment’s other revenues consist of interest income, proprietary trading net gains or losses and fees charged to customers for use of our proprietary front-end order execution system.

Revenues, net of interest expense, at our Execution and Clearing segment is calculated after netting revenues by the interest expense incurred in those operations, which consists of customers’ free credit balances, stock loan interest and bank loans.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Commission revenue from our Execution and Clearing segment decreased as a result of a continued decline in direct-access floor broker order flow and reduced trade volume from execution and clearing customers. Interest income increased as a result of additional amounts invested in T-bills, an increase in stock borrow interest income and a general increase in interest rates. Other revenue from our Execution and Clearing Segment remained relatively flat.

Our Execution and Clearing segment realized a $10.0 million gain from the exchange of three NYSE memberships in the NYSE/Archipelago merger (36 memberships were held by our Specialist and Market-Making segment). We valued the 0.2 million shares of NYX stock received in exchange for those three NYSE memberships at fair value, which was deemed to be the value of the shares on the first day of trading of NYX stock, or $67.00 per share, minus a 10% valuation allowance due to the restrictions on transfer applicable to the shares. Since the consummation of the NYSE/Archipelago merger, we account for our investment in the NYX stock held by our Execution and Clearing segment at market value minus the valuation discount attributable to the transfer restrictions (at December 31, 2006, the discount was 7%). At December 31, 2006, the NYSE closing market price for the NYX stock was $97.20 per share as compared to $67.00 per share at the date of the NYSE/Archipelago merger. Thus, our aggregate gain, both realized and unrealized, in our Execution and Clearing segment with respect to the NYSE/Archipelago merger for 2006 was $18.3 million, including the dividend of $1.1 million we received in connection with our NYSE memberships prior to the NYSE/Archipelago merger.

Interest expense at our Execution and Clearing segment remained relatively flat.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Commission revenue from our Execution and Clearing segment decreased as a result of a decline in direct-access floor broker order flow and reduced trade volume from clearance customers. This decline was partially offset by an increase in revenues from our IEG group as a result of general growth and expansion of its customer base. Interest income increased as a result of additional amounts invested in T-bills and an increase in interest rates. In addition, stock borrow income increased. Other revenue from our Execution and Clearing Segment remained relatively flat.

Interest expense at our Execution and Clearing segment remained relatively flat.

For a discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Years Ended December 31,			2005 vs. 2004 Percentage	2005 vs. 2004 Percentage
(000’s omitted)	2006	2005	2004	Change	Change
REVENUES:
Interest	$4,954	$3,145	1,313	57.5%	139.6%
Other	77	10,844	24,697	(99.3)	(56.1)

Total segment revenues	5,031	13,989	26,010	(64.0)	(46.1)
Interest expense	52,977	51,726	53,788	2.4	(3.8)

Revenues, net of interest expense	(47,946)	(37,737)	(27,778)	(27.1)	(35.8)

Operating expenses	11,838	10,789	14,148	9.7	(23.7)
Debt repurchase premium	—	—	49,029	—	(100.0)

Pre-tax loss	$(59,784)	$(48,526)	$(90,955)	(23.2)%	46.6%

The portion of our revenues that is not generated from our two principal business segments consists primarily of unrealized gains or losses on our non-marketable investments and interest income from short-term investments of our excess cash.

Revenues, net of interest expense, at our Other segment is calculated after netting revenues by the interest expense related to our public debt and interest accrued on reserves.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Interest revenue increased primarily due to higher rates on our short-term investments. Other revenues decreased primarily due to the fact that we did not realize a gain in 2006 from the final installment (due to the release of an escrow) in October 2005 of $9.6 million from the sale of our investment in Lava.

Interest expense in our Other segment, increased to $52.9 million in 2006 from $51.7 in 2006, primarily due an increase in interest accrued on contingent tax reserves.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Interest revenue increased primarily due to higher rates on our short-term investments. Other revenues decreased primarily as a result of the smaller realized gain from the final installment (due to the release of an escrow) in October 2005 of $9.6 million from the sale of our investment in Lava versus the $24.9 million realized gain in 2004 in connection with the disposition of our investment in Lava.

Interest expense in our Other segment decreased to $51.7 million in 2005 from $53.8 million in 2004, primarily due to long-term debt repayments on maturity.

For a further discussion of operating expenses, see “Our Operating Expenses” below.

Our Operating Expenses

	For the Years Ended December 31,			2006 vs. 2005 Percentage	2005 vs. 2004 Percentage
(000’s omitted)	2006	2005	2004	Change	Change
EXPENSES:
Employee compensation and related benefits	$88,370	$103,531	$99,310	(14.6)%	4.3%
Exchange, clearing and brokerage fees	45,711	40,664	39,010	12.4	4.2
Lease of exchange memberships	4,791	3,979	15,565	20.4	(74.4)
Goodwill impairment	—	—	37,600	—	(100.0)
Exchange memberships impairment	—	—	18,327	—	(100.0)
Debt repurchase premium	—	—	49,029	—	(100.0)
Other operating expenses	57,613	51,407	51,886	12.1	(0.9)

Total expenses before provision (benefit) for income taxes	196,485	199,581	310,727	(1.6)	(35.8)

Provision (benefit) for income taxes	$100,208	$13,584	$(12,045)	637.7%	212.8%

Our Specialist and Market-Making segment’s employee compensation and related benefits expense consists of salaries, wages and incentive compensation paid to our traders and related support staff. The employee compensation and benefits expense related to our Execution and Clearing segment consists of salaries, wages and incentive compensation paid to our execution and clearing professionals, as well as compensation based on commissions earned by various trading professionals. Incentive compensation may include cash compensation and stock-based compensation paid or granted to managing directors, trading professionals and other employees based on our results, their contributions to our business and other factors.

Exchange, clearing and brokerage fees expense at our Specialist and Market-Making segment consists primarily of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat/trading license use, an allocation fee requiring specialist firms to share the cost of newly allocated listings, technology fees, a flat annual fee and execution and clearing fees. These fees are expected to decline in 2007 based on the new fee structure at the NYSE. Our Execution and Clearing segment’s exchange, clearing and brokerage fees expense consists of floor brokerage fees paid to direct-access floor brokers and fees paid to various exchanges.

Other operating expenses primarily are comprised of occupancy costs, such as office space and equipment leases and utilities, communications costs, professional, legal and consulting fees and restructuring costs.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

While consolidated employee compensation and related benefits expense declined in 2006 compared to 2005, there were material changes within the components of employee compensation and benefits expense in each of our business segments year over year. The main cause of these changes was the decrease in incentive compensation, salaries and related benefits in connection with our specialist and market-making operations resulting from decreased profitability and declines in the number of personnel. The satisfaction and payment of a retention bonus plan liability, and the December 2005 termination of a deferred compensation plan, both related to a prior acquisition, contributed to the decline in employee compensation in 2006. Salaries and incentive compensation in our Execution and Clearing segment declined due to a decline in trading and support personnel. Employee compensation and related benefits decreased to 20.4% of revenues, net of interest expense, in 2006 from 41.3% in 2005.

Exchange, clearing and brokerage fees increased primarily due to increased trading activity in our options, futures and ETFs specialist and market-making operations. Partially offsetting the increase was a decrease in exchange, clearing and brokerage fees at our Execution and Clearing segment related to lower revenues from direct-access floor brokers. Exchange, clearing and brokerage fees declined to 10.6% of revenues, net of interest expense, in 2006 from 16.2% in 2005.

Lease of exchange memberships increased as a result of the number of trading licenses we obtained since we no longer own 39 NYSE memberships following the NYSE/Archipelago merger. Lease of exchange memberships expense decreased to 1.1% of revenues, net of interest expense, in 2006 from 1.6% for the same period in 2005.

Other operating expenses increased slightly in 2006 compared to 2005 due to an increase in occupancy expense in connection with our move to new space in New York and the overlap of rent in the office space we rented prior to our move and in connection with the reduction of our headcount by 126 positions due to automation in the NYSE’s HYBRID market. As a result of this restructuring, we incurred additional compensation expense and related benefits of $3.7 million in connection with severance and supplemental unemployment compensation paid.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires entities to test goodwill for possible impairment on an annual basis, or more frequently, if certain events and circumstances exist. We tested our goodwill for impairment at December 31, 2006, per the annual testing requirement, and noted no further impairment of this asset at that date. For a more complete description of our methodology in evaluating the reasonableness of the carrying value of our goodwill, please see “—Critical Accounting Estimates.”

Our expense for income taxes increased in 2006 to $100.2 million, versus a tax expense of $13.6 million in 2005. Our effective tax rate rose to 42.3% in 2006 from 26.6% in 2005. In 2006, the effective tax rate was lower than the statutory rate due to a tax benefit that resulted from a permanent difference related to dividends. In 2005, the effective rate was lower than the statutory rate due to significant tax benefits recognized by a tax rate change applied to our net deferred tax liability.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

While consolidated employee compensation and related benefits expense increased slightly in 2005 as compared to 2004, there were material changes within the components of employee compensation and benefits expense in each of our business segments year over year. The main cause of these changes was the increase in incentive compensation, salaries and related benefits in connection with our options, futures and ETFs specialist and market-making operations resulting from increased trading and support personnel. These increases were partially offset by decreases in compensation related to our cash equity specialist activities due to a reduction in personnel. The satisfaction and payment of a retention bonus plan liability, and the December 2005 termination of a deferred compensation plan, both related to a prior acquisition, also partially offset the increase in employee compensation. Salaries and incentive compensation at our Execution and Clearing segment declined due to a decrease in trading and support personnel. Employee compensation and related benefits increased to 41.3% of revenues, net of interest expense, in 2005 from 38.9% in 2004.

Exchange, clearing and brokerage fees increased primarily due to increased trading activity in our options, futures and ETFs specialist and market-making operations. Partially offsetting the increase was a decrease in exchange, clearing and brokerage fees at our Execution and Clearing segment related to lower revenues from direct-access floor brokers. Exchange, clearing and brokerage fees increased to 16.2% of revenues, net of interest expense, in 2005 from 15.3% in 2004.

Lease of exchange memberships decreased substantially as a result of the decline in the average annual lease cost of an NYSE membership and a decrease in the number of our leased NYSE memberships. Our average annual lease cost of an NYSE membership in 2005 was approximately $70,000, as compared to approximately $235,000 in 2004. Additionally, we leased on average approximately 11 fewer NYSE seats in 2005 than we did in 2004. Lease of exchange memberships expense decreased to 1.5% of revenues, net of interest expense, in 2005 from 6.1% for the same period in 2004.

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

Our expense for income taxes increased in 2005 to $13.6 million, versus a tax benefit of $12.0 million in 2004. Our effective tax rate rose to 26.6% in 2005 from 21.8% in 2004. The 2004 effective rate was lower than the statutory rate mainly due to the reduction of non-deductible goodwill impairment limiting the tax benefit from the loss. In 2005, the effective rate was lower than the statutory rate due to significant tax benefits recognized by a tax rate change applied to our net deferred tax liability.

Liquidity and Capital Resources

As of December 31, 2006, we had $5,374.9 million in assets, of which $599.8 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of December 31, 2006, the scheduled maturities of our contractual obligations, without taking into account any available roll-over provisions, were as follows:

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	(000’s omitted)
Short Term and Long Term Debt*	$481,453	$21,642	$199,845	$—	$259,966
Subordinated Liabilities	9,395	6,395	3,000	—	—
Operating Lease Obligations	18,818	2,977	5,158	5,134	5,549

Total	$509,666	$31,014	$208,003	$5,134	$265,515

*	Amounts represent aggregate amount to be paid at maturity and do not include discounts of approximately $0.1 million as of December 31, 2006.

The above table includes indebtedness with primarily long-term maturities, the interest and principal payments of which have a significant effect on the cash available to finance our current and future operations. As of December 31, 2006, our most significant long-term indebtedness was the $199.8 million aggregate principal amount of our outstanding senior notes that mature in May 2009, and the $260.0 million aggregate principal amount of our outstanding senior notes that mature in May 2012.

At December 31, 2006, our net cash capital position was $149.1 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $100 million.

	($ millions)
	2006	2005
Cash Capital Available:
Stockholders’ equity	$874.7	$733.5
Subordinated debt	6.4	9.4
Long term debt > 1 year	459.8	481.4
Other holding company liabilities	57.5	35.6

Total cash capital available	$1,398.4	$1,259.9

Cash Capital Required:
Regulatory capital	$337.8	$449.7
Working capital	180.5	119.1
Illiquid assets/long-term investments	723.9	582.2
Subsidiary intercompany	7.1	2.0

Total Cash Capital Required	$1,249.3	$1,153.0

Net Cash Capital	$149.1	$106.9

“Cash Capital Available” is mainly comprised of stockholders’ equity, long term debt, subordinated debt and other liabilities of our parent holding company which, in the aggregate, constitute the currency used to purchase our assets and provide our working capital. This amount will principally be affected as debt matures or is refinanced and as earnings are retained or paid as dividends. “Cash Capital Required” mainly consists of the assets used in our businesses. Regulatory capital is defined as capital required by the SEC and applicable exchanges to be maintained by broker-dealers. It is principally comprised of cash, net equities, other investments and net receivables from other broker-dealers. Working capital constitutes liquid assets provided to our subsidiaries in excess of the required regulatory capital. Illiquid assets and long term investments are mainly comprised of exchange memberships, intangible assets, such as goodwill, tradename and stock listing rights, deposits, deferred taxes and non-marketable investments. “Net Cash Capital” is considered to be the excess of Cash Capital Available over Cash Capital Required, or “free cash,” which we can utilize to fund our business needs.

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-

term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of December 31, 2006, we have identified the following alternative funding measures to support future debt maturity requirements:

•	Liquidation of net invested capital at certain subsidiaries.

•	Reduction of excess capital at LaBranche & Co. LLC to only required net liquid assets (excess NLA dividend)

•	Further reduction of NLA requirements by the NYSE and SEC.

•

Our restricted NYX shares, as previously discussed, can be either sold or held as good capital as their restrictions are removed. If the shares are held as good capital, no tax charge is applied and cash can be freed from its current use as NLA capital.

Alternative Funding Measures
$ millions

Net cash capital	$149.1
Investment in subsidiaries	171.5
Further reduction of NLA requirements	74.0
NYX group stock (1) (2)	171.7

Total cash available from alternate funding measures	$566.3

(1)	Computed on an after-tax basis
(2)	Based on NYX price of $97.20 per share on December 29, 2006

In addition to the alternative funding measures above, we monitor the maturity profile of our unsecured debt to minimize refinancing risk and we maintain relationships with debt investors and bank creditors. Strong relationships with a diverse base of creditors and debt investors are critical to our liquidity. We also maintain available sources of short-term funding that exceed actual utilization, thus allowing us to accommodate changes in investor appetite and credit capacity for our debt obligations.

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and structured within the context of two significant debt tranches with a significant spread of years between maturities (mid-term and long-term). Thus, we have strategically negotiated debt terms maturing in 2009 and 2012 for the significant debt tranches. In addition, the debt tranches have call provisions which allow pre-maturity retirements as early as 2007. The debt tranches have available maturities and calls over the six year period 2007 through 2012 to allow us maximum flexibility in satisfying the debt maturities with payments and/or sufficient time to refinance the long-term debt as required. The following chart profiles our long-term debt maturity schedule as of December 31, 2006.

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock. As of December 31, 2006, our consolidated fixed charge coverage ratio, as defined, was 1.60:1, which means we currently cannot make any “restricted payments,” other than repurchasing our outstanding senior notes and any “restricted payments” up to an aggregate of $15.0 million over the life of the indenture. Even though our fixed charge coverage ratio is below 2.00:1, we are still in compliance with all our covenants under the indenture.

In addition, under the indenture governing our outstanding senior notes, if, at any time, our cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million, we will not be entitled to make a “restricted payment” at such time. As of December 31, 2006, our cumulative consolidated net income since July 1, 2004 was $176.4 million, and we had received approximately $1.4 million upon the exercise of options since July 1, 2004. As explained above, however, our “fixed charge coverage ratio” currently is below 2.00:1 and accordingly, we are unable to make restricted payments greater than the $15.0 million “basket” described above. While we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent this covenant will prevent or limit us from making restricted payments in the future.

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

The remaining $13.6 million aggregate principal amount of senior subordinated notes due 2007 that we did not repurchase in connection with our May 2004 debt refinancing will continue to accrue interest at a rate of 12.0% per annum until they mature on March 2, 2007. We intend on repaying the full amount of principal and interest on these notes at maturity.

As of December 31, 2006, the subordinated indebtedness of LaBranche & Co. LLC aggregated $9.4 million. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between February 2007 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in each of June 2004, 2005 and 2006. LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes. Our outstanding junior subordinated notes in the aggregate principal amount of $3.4 million, have automatic rollover provisions, which extend their maturity for an additional year, unless we provide at least seven months advance notice of our intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

As of December 31, 2006, our outstanding indebtedness included eight separate note obligations, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

Below is a table providing future redemption and repayment opportunities with respect to the above-described debt pursuant to the terms thereof:

Debt	Interest Rate	Remaining Principal	Maturity Date	First Call
Senior Notes due 2012	11.0%	$260.0 million	May 15, 2012	May 15, 2008 first call is at 105.50	% (2)
Senior Notes due 2009	9.5%	$199.8 million	May 15, 2009	May 15, 2007 first call is at 104.75	% (2)

Senior Subordinated Notes	12.0%	$13.6 million	March 2, 2007	None - will be paid at maturity

Subordinated Notes	9.0%	$8.0 million	August 7, 2007	None - will be paid at maturity

Senior Subordinated Notes(1)	7.69%	$6.0 million	June 3, 2008	None - will be paid at maturity
Junior Subordinated Notes	10.0%	$3.4 million	Automatic Renewal	None - Requires six-month notice to redeem

Total		$490.8 million

(1)	Of the $6.0 million remaining principal, $3.0 million must be paid in June 2007 (with interest) and the other $3.0 million must be paid in June 2008 (with interest).
(2)	The redemption premium is reduced by one-half each subsequent May 15.

On October 24, 2006, pursuant to the terms of the indenture governing the senior notes, we offered to purchase outstanding senior notes in the aggregate principal amount of up to $6.6 million. This offer expired on November 22, 2006, with $26,000 principal amount of outstanding senior notes having been tendered. Following the closing of this transaction and the closings of other previous offers to repurchase with immaterial tenders of senior notes, approximately $199.8 million aggregate principal amount of our senior notes due 2009 remained outstanding and approximately $260.0 million aggregate principal amount of our senior notes due 2012 remained outstanding. For a more detailed description of this transaction, please see “—Completed Senior Note Repurchase.”

As of December 31, 2005, we owned 39 NYSE memberships, with a combined value of $58.5 million, out of a total 1,366 NYSE memberships, representing a 2.9% ownership interest in the NYSE. Upon consummation of the NYSE merger with Archipelago on March 7, 2006, each NYSE membership became entitled to receive in exchange for the NYSE membership $300,000 in cash, plus 80,177 shares of NYSE Group common stock. In addition, immediately prior to the consummation of the NYSE/Archipelago merger, the NYSE announced the declaration of a “permitted dividend” payable with respect to each NYSE membership in the amount of approximately $70,570, which was equivalent to each membership’s pro rata portion of the NYSE’s “excess cash,” as defined in the NYSE/Archipelago merger agreement. In the NYSE/Archipelago merger, in exchange for our 39 NYSE memberships, we received an aggregate of $11.7 million in cash (not including the permitted dividend) and 3,126,903 shares of NYSE Group common stock. We received the permitted dividend with respect to each of the 39 NYSE memberships on March 14, 2006, and we received the remaining merger consideration on March 21, 2006.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of December 31, 2006, LaBranche & Co. LLC’s net capital, as defined, was $365.5 million, which exceeded the minimum requirements by $364.3 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Prior to September 1, 2006, LaBranche & Co. LLC’s and LSPS’ net liquid asset requirements were combined. The combined requirement was satisfied by LaBranche & Co. LLC’s net liquid assets alone. Subsequent to September 1, 2006, each of LaBranche & Co. LLC and LSPS is required to compute and meet its own requirement. As of December 31, 2006, LaBranche & Co. LLC’s NYSE minimum required dollar amount of net liquid assets, as defined, was $323.3 million, and its actual net liquid assets, as defined, were $360.9 million. LSPS’ net liquid assets requirement as of December 31, 2006 is discussed below. As of December 31, 2005, LaBranche & Co. LLC’s and LSPS’ combined NYSE minimum required dollar amount of net liquid assets, as defined was $447.0 million, and its actual net liquid assets, as defined, were $459.3 million. LaBranche & Co. LLC thus satisfied its net liquid asset requirement as of each of those dates.

On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction is to be effected in four quarterly installments, the first two of which were on September 1, 2006 and December 1, 2006. After the first installment, LaBranche & Co. LLC paid to us a dividend of $49 million, and after the second installment, LaBranche & Co. LLC paid to us a dividend of $57 million. These dividend payments were mainly comprised of the NLA reduction payments but also included dividends for excess regulatory capital. LaBranche & Co. LLC’s aggregate required minimum NLA will be further reduced in additional installments on March 1, 2007 and June 1, 2007.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position equal to the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of December 31, 2006 and December 31, 2005, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of December 31, 2006 and December 31, 2005, LFS’ net capital, as defined, was $38.3 million and $19.7 million, respectively, which exceeded minimum requirements by $36.8 million and $18.2 million, respectively.

As a clearing broker-dealer, LFS also is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of January 3, 2007, to comply with its December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $3.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $1.7 million. As of January 4, 2006, to comply with its December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $1.2 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.2 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFS as allowable assets in the correspondents’ net capital calculation. As of January 3, 2007, to comply with LFS’ December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.2 million were segregated in a special reserve account for the exclusive benefit of PAIB customers, exceeding actual requirements by $1.0 million. As of January 4, 2006, to comply with LFSI’s December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $5.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $2.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2006 and December 31, 2005, LSP’s net capital, as defined, was $68.2 million and $56.8 million, respectively, which exceeded minimum requirements by $67.4 million and $55.7 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .18 to 1 and .29 to 1, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2006 and December 31, 2005, LSPS’ net capital, as defined, was $20.2 million and $10.7 million, respectively, which exceeded the minimum requirements by $20.0 million and $10.6 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .12 to 1 and .16 to 1, respectively. As of December 31, 2006, LSPS’ NYSE minimum required dollar amount of net liquid assets, as defined, was $13.5 million, and its actual net liquid assets, as defined, were $19.8 million. Prior to September 1, 2006, LSPS was not required to perform a separate net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS.

As a registered broker-dealer and AMEX member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and AMEX. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2006, LSPD’s net capital, as defined, was $3.0 million, which exceeded its minimum requirements by $3.0 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s net liquid asset requirement of $323.3 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the combined net liquid asset requirement of $323.3 million is met by LaBranche & Co. LLC’s securities positions, pending trades and other assets associated with our equity specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of December 31, 2006 was used to meet its net liquid asset requirement.

On March 7, 2007, trading restrictions with respect to 1,042,301 of our 3,126,903 shares of NYX common stock will lapse. It is possible that, beginning on or after March 7, 2007, we may use at least a portion of such 1,042,301 shares of NYX stock to satisfy our net capital and net liquid assets requirements at LaBranche & Co. LLC, subject to required haircuts. In the event we use those NYX shares to satisfy our requirements, additional cash that has been used to meet these requirements could be used for other corporate purposes, including repurchasing our outstanding senior notes.

As of December 31, 2006, we had a tax receivable of $5.4 million and a tax payable of $10.5 million with respect to our 2005 tax year. The 2006 tax receivable of $5.4 million included a pending tax assessment of $2.6 million as of December 31, 2006.

Our “Other liabilities” of $15.2 million reflected on the accompanying 2006 consolidated statement of financial condition are comprised of legal and tax contingencies pursuant to SFAS 5. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing. The senior subordinated notes that remain outstanding since our May 2004 debt refinancing, in the aggregate principal amount of $13.6 million, are publicly held but are no longer rated. The following table sets forth the credit ratings on our registered outstanding senior notes as of December 31, 2006:

	Moody’s Investors Service	Standard & Poor’s
2009 Senior Notes	Ba2	B

2012 Senior Notes	Ba2	B

In August 2005, although Moody’s Investor Services changed its credit rating of our outstanding senior notes from Ba1 to Ba2, it improved its outlook to stable due to our high quality balance sheet and improved liquidity. In September 2005, Standard & Poors also improved its outlook on our outstanding senior notes to stable, while affirming our B rating, due to our improved debt service and liquidity positions. There were no updates to these credit ratings by either Moody’s or Standard & Poors in 2006.

Cash Flows

Our cash flows are related primarily to our specialist trading activities, as well as to our financing activities related to the expansion of our business.

Year Ended December 31, 2006—Our cash and cash equivalents increased $130.1 million to $557.4 million at the end of 2006. The increase was primarily the result of the combined effects of $32.1 million of positive cash flow from earnings, a $104.0 million net decrease in working capital applied to broker/dealer receivables and payables and investments, a $44.0 million decrease in securities purchased under an agreement to resell offset by an aggregate $29.2 million decrease of net other liabilities over other assets, a $17.7 million expenditure for capital assets and a $3.0 million repayment of subordinated debt.

Year Ended December 31, 2005—Our cash and cash equivalents decreased $17.1 million to $427.3 million at the end of 2005. The decrease was the result of the combined effects of a $7.3 million repayment of debt and minority interest obligations, a $1.3 million expenditure for capital assets and a $14.6 million payment of a deferred compensation arrangement offset by $6.0 million of positive net operating activity cash flows.

Year Ended December 31, 2004—Our cash and cash equivalents decreased $47.4 million to $444.4 million at the end of 2004. The decrease was the result of $125.4 million used in our operating activities primarily for payment of the $63.5 million in restitution and fines in settlement of the prior year’s NYSE and SEC specialist investigation and a $74.0 million increase in repurchase agreements. This decrease was partially offset by $79.0 million provided as a result of the refinancing of our indebtedness.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Due to regulatory requirements that prescribe communication barriers between our broker-dealer subsidiaries, we employ different compliance risk management procedures at each such subsidiary. These risk processes are set forth below:

Our Cash Equity Specialist Risk Management Process

Because our equity specialist activities on the NYSE and AMEX expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the HYBRID market helps us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a risk management process at our LaBranche & Co. LLC subsidiary that is designed to balance our ability to profit from our specialist activities with our exposure to potential losses and compliance risk. This risk management process includes participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains, specialists and chief risk officer. These parties’ roles are as follows:

Corporate Compliance Committee. Our corporate compliance committee was established in February 2002 and consists of representatives from executive and senior management, compliance personnel, including our on-floor compliance officer, our general counsel, our chief regulatory officer and several additional senior floor specialists, known as post managers. The role of the corporate compliance committee is to monitor and report to senior management on the statutory and regulatory compliance efforts of our specialist business. The corporate compliance committee also advises the compliance department in establishing, reviewing and revising our policies and procedures governing LaBranche & Co. LLC’s regulatory compliance structure.

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

Floor Management Committee. Our NYSE floor management committee is composed of five post managers, two wheel managers, two floor managers, one SWAT team manager and one quality assurance manager. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our specialist stocks. In determining these procedures and guidelines, the floor management committee considers the recommendations of the floor captains. The post managers meet with their respective floor captains on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for particular specialist stocks. The wheel managers ensure that the floor is adequately staffed at all times. In addition, post managers, wheel managers and floor captains are always available on the trading floor to review and assist with any unusual trading situations reported by a floor captain, and the swat-team manager is available to assess and provide assistance on break-out, or intense, trading situations. Our floor management committee reports to our executive operating committee about each of these trading situations as they occur. Our floor management committee also trains other specialists and trading assistants on a regular basis on new rules and/or interpretations from the NYSE with respect to our specialist obligations and guidelines, with the assistance of our compliance department.

Floor Captains. We employ eight floor captains who monitor the activities of our cash equity specialists throughout the trading day from various positions at our trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist our specialists in determining when to deviate from procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from these procedures and guidelines to their respective post managers. Floor captains meet with each specialist at least once a week to evaluate each specialist’s adherence to our risk management procedures and trading guidelines, as well as to review compliance reports generated by the compliance department in monitoring and reviewing specialist trading activities. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

Specialists. Our specialists conduct electronic and, at times, manual auctions of our specialist stocks based upon the conditions of the marketplace. In doing so, specialists observe our risk management procedures and trading guidelines in tandem with their responsibility to create and maintain a fair and orderly market. Specialists promptly notify a floor captain of any unusual situations or market conditions requiring a deviation from our procedures and guidelines.

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

Electronic Exception Reports. We have implemented a system of electronic rule exception reports at our LaBranche & Co. LLC subsidiary to monitor our compliance with NYSE and SEC rules. These reports are generated on a daily basis, from one to three days after each trading day, and are the result of significant development efforts from our technology group, with advice of our compliance and legal staff. Our compliance staff reviews these exception reports daily, and in the event an exception is detected, the exception is researched in detail by our on-floor compliance officer or another compliance officer to determine if a compliance issue is found. If a compliance issue is detected, we make an effort to correct the problem and conduct training of our specialists and/or distribute compliance bulletins to ensure our specialists understand the rule and processes going forward. All detected problems are discussed at our monthly compliance committee meetings.

We believe that the enhancements we have made to our compliance procedures and guidelines since 2004, and on a continuous basis as circumstances warrant, have improved our risk management process.

Our equity specialist operations on the AMEX are conducted by three equity specialists. We have one post manager on the AMEX who monitors the trading activities of the AMEX equity specialists by observing trades and reviewing positions on a real-time basis. As a member of the floor management committee, the post manager regularly communicates with other members of the floor management committee regarding any deviations from our AMEX procedures and guidelines set by our executive operating committee. We also have an on-floor compliance officer that monitors the specialists’ compliance with AMEX rules throughout the day on an ad hoc basis. The on-floor compliance officer reports his findings and on general on-floor compliance initiatives on a daily basis to our equity specialist unit’s Chief Compliance Officer and Chief Executive Officer and provides summary updates of these efforts to the Corporate Compliance Committee on a monthly basis. Many of our compliance and risk management activities flow from the efforts of our on-floor compliance initiative. Our AMEX on-floor compliance officer also monitors problems with the AMEX’s trading systems, which have resulted in AMEX initiatives and improvements.

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

Equity Market Financial Risk

We have developed a risk management process, which is intended to balance our ability to profit from our equity specialist activities with our exposure to potential losses. We have invested substantial capital, along with the NYSE, in real-time, on-line systems which give our management, including our chief risk officer, access to specific trading information during the trading day, including our aggregate long and short positions and our capital and profit-and-loss information on an aggregate or per issue basis. Subject to the specialist’s obligation to maintain a fair and orderly market and to applicable regulatory requirements, we constantly seek to manage our trading positions relative to existing market conditions.

A high concentration of equity specialists’ principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. The percentage of our equity specialist trading revenue generated from our ten most profitable specialist stocks has increased from 13.6% to 19.6% of total principal trading revenue in 2005 and 2006, respectively.

The percentage of our equity specialist trading revenue generated from our twenty-five most profitable specialist stocks has increased from 23.8% to 35.3% of total principal trading revenue in 2005 and 2006, respectively. However, we are not overly reliant on a particular group of specialist stocks, as the composition of our ten and twenty-five most profitable specialist stocks changes frequently.

Our equity specialist trading activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may incur trading losses or gains in our specialist stocks for a variety of reasons, including price fluctuations of our specialist stocks and fulfillment of our specialist obligations. Quantification of such losses or gains would not be meaningful as standard market studies do not capture our specialist obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any significant price movement in these securities could result in an immediate reduction of our revenues and operating profits.

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

Additionally, as a market-maker in options, ETFs and futures, we also from time to time trade as principal. In our market-making function, we bring immediacy and liquidity to the markets when we participate. Our market-making activities expose us to certain risks, including, but not limited to, price fluctuations and volatility.

Our traders purchase and sell futures, options, the stocks underlying certain positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs specialist and market making activities are responsible for managing these risks. These managers utilize a third-party software application to monitor specialist and market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue with senior management, who communicates with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Our options, futures and ETFs trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our specialist and market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2006	$(13,803)	$5,760	$(25)	$1,734	$512
June 30, 2006	$(31,187)	$(17,747)	$(50)	$23,486	$55,548
September 30, 2006	$8,256	$4,089	$17	$114	$(801)
December 31, 2006	$2,121	$614	$(20)	$8,086	$28,799

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

Foreign Currency Risk & Interest Rate Risk

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

Our ETF specialists and market-makers trade international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rates. We, therefore, hold various foreign currencies in order to lessen the risks posed by changing foreign currency rates. In addition, LSP trades derivatives denominated in foreign currencies, which creates exposure to foreign currency risk.

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2006	$(2,412)	$(804)	$804	$2,412
June 30, 2006	$(500)	$(167)	$167	$500
September 30, 2006	$(3,816)	$(1,272)	$1,272	$3,816
December 31, 2006	$(962)	$(320)	$320	$962

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in security prices, volatility, interest rates and other related factors.

As specialists and market makers in options, ETFs and futures, we generally maintain large specialist and market maker positions. Historically, we have been operating in a low interest rate market. Increasing or high interest rates and or widening credit spreads may create a less favorable operating environment for this line of business.

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

We systematically monitor our open transaction risk in connection with our execution and clearing activities, starting when the transaction occurs and continuing until the designated settlement date. Transactions that remain unsettled after settlement date are scrutinized and necessary action to reduce risk is taken. Credit risk that could result from contra brokers defaulting is minimized since much of the settlement risk for transactions with brokers is essentially transferred to the National Stock Clearing Corporation. The credit risk associated with institutional and direct access clearing customers is minimized since these customers have been qualified by the Depository Trust Company (“DTC”) or the DTC participants or have met the prime broker qualification standards at other brokerage firms. Before conducting business with a prospective customer, senior management that oversees our execution and clearing operations, in conjunction with the related compliance department, reviews the prospective customer’s experience in the securities industry, financial condition and personal background, including a background check with a risk reporting agency. For retail customers and professional investors, we seek to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. We monitor margin levels daily pursuant to such guidelines and require customers to deposit additional collateral or reduce positions when necessary.

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

Supplementary Financial Information

Selected Quarterly Financial Data (unaudited)

The following represents the Company’s unaudited quarterly results for fiscal 2006 and fiscal 2005. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results and which are of a normal recurring nature. Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results reported in “—Financial Statements” under this item.

	2006 Fiscal Quarter
(000’s omitted, except per share data)	First	Second	Third	Fourth
Total revenues, net of interest expense	$256,483	$(2,732)	$61,181	$118564
Total operating expenses	58,672	36,878	47,420	53,510

Income (loss) before provision for income taxes	197,811	(39,610)	13,761	65,054

Provision for income taxes	85,522	(17,222)	5,924	25,984

Net income applicable to common stockholders	$112,289	$(22,388)	$7,837	$39,070

Earnings per share:
Basic	$1.85	$(0.37)	$0.13	$0.64
Diluted	1.83	(0.37)	0.13	0.63

	2005 Fiscal Quarter
(000’s omitted, except per share data)	First	Second	Third	Fourth
Total revenues, net of interest expense	$50,720	$58,964	$60,446	$80,556
Total operating expenses	47,008	48,950	49,696	53,927

Income (loss) before minority interest and provision (benefit) for income taxes	3,712	10,014	10,750	26,629
Minority interest	—	—	—	—

Income (loss) before provision (benefit) for income taxes	3,712	10,014	10,750	26,629

Provision (benefit) for income taxes	1,466	1,272	1,592	9,254

Net income (loss)	2,246	8,742	9,158	17,375
Preferred dividends and discount accretion	—	—	—	—

Net income (loss) applicable to common stockholders	$2,246	$8,742	$9,158	$17,375

Earnings (loss) per share:
Basic	$0.04	$0.14	$0.15	$0.29
Diluted	0.04	0.14	0.15	0.28

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our auditors on accounting and financial disclosure matters during the last two fiscal years.

Item 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in a separate section beginning on F-1 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information set forth under the caption “Directors and Executive Officers” in our 2007 Proxy Statement is incorporated herein by reference. Information relating to the availability of our Code of Conduct that applies to our senior financial officers is included on page 3 of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in the 2007 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2007 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “—Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	Documents filed as part of this report

(1)	Financial Statements

- Management’s Report on Internal Control over Financial Reporting

- Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements)

- Report of Independent Registered Public Accounting Firm (Internal Control over Financial Reporting)

- Consolidated Financial Statements:

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

- Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

- Schedule 1. LaBranche & Co Inc. (Parent Company Only) Condensed Financial Information:

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

(3)	Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Plan of Incorporation of LaBranche & Co.*

2.2	Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto.*

3.1	Amended and Restated Certificate of Incorporation of LaBranche & Co Inc.*

3.2	Amended and Restated Bylaws of LaBranche & Co Inc.*

4.1	Specimen Stock Certificate.*

4.2	Indenture, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Firstar Bank, N.A., as trustee, relating to the 9 1/2% Senior Notes due 2004.**

4.3	Form of 9 1/2% Senior Notes due 2004 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.2).**

4.4	Registration Rights Agreement, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Salomon Smith Barney Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers.**

4.5	Indenture, dated as of March 2, 2000, by and among LaBranche & Co., as issuer, and Firstar Bank, N.A., as trustee, relating to the 12% Senior Subordinated Notes due 2007.***

4.6	Form of 12% Senior Subordinated Notes due 2007 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.5).

4.7	Registration Rights Agreement, dated as of March 2, 2000, by and among LaBranche & Co Inc., as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers.***

4.8	Deferred Compensation Plan.*********

4.9	Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated August 24, 1999, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2004.*******

4.10	Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated March 2, 2000, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2007.*******

4.11	Indenture, dated as of May 18, 2004, by and among LaBranche & Co Inc., as issuer, and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2009 and the 11% Senior Notes due 2012.*******

4.12	Form of 9 1/2% Senior Note due 2009 and 11% Senior Note due 2012 (included as Exhibit A to the Indenture filed as Exhibit 4.10).*******

4.13	Registration Rights Agreement, dated as of May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser.*******

10.1	Agreement of Lease between Aetna Life Insurance Company and LaBranche & Co., dated January 6, 1984, as amended to date.*

10.2	Second Amendment to Lease Agreement by and between Bank of Communications and LaBranche & Co. dated July 1995, as amended to date.*

10.3	LaBranche & Co Inc. Equity Incentive Plan.*****

10.4	LaBranche & Co Inc. Amended and Restated Annual Incentive Plan.

10.5	Form of Employment Letter between LaBranche & Co Inc. and its executive officers.*

10.6	Form of Agreement Relating to Noncompetition and Other Covenants.*

10.7	Form of Pledge Agreement.*

10.8	Stockholders' Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto.*

10.9	LaBranche & Co. Note Purchase Agreement, dated June 3, 1998, relating to the issuance of $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.*

10.10	Amendment to Note Purchase Agreements, dated as of August 23, 1999, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes and $15,000,000 aggregate principal amount of 7.69% Subordinated Notes.**

10.11	Form of Subordinated Note.*

10.12	Form of Indemnification Agreement.*

10.13	Purchase Agreement, dated February 24, 2000, by and among LaBranche & Co Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers, relating to the issuance of $250,000,000 aggregate principal amount of 12% Senior Subordinated Notes due 2007.***

10.14	Amended and Restated Articles of Partnership of LaBranche & Co.**

10.15	LaB Investing Co., L.L.C. Amended and Restated Operating Agreement.**

10.16	Agreement and Plan of Merger, dated as of January 18, 2001, by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.****

10.17	Amendment No. 1, dated as of February 15, 2001, to Agreement and Plan of Merger by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc.****

10.18	Amended and Restated LaBranche & Co Inc. Equity Incentive Plan. *****

10.19	LaBranche & Co Inc. Amended and Restated Senior Executive Bonus Plan.************

10.20	Purchase Agreement, dated May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser, relating to the issuance of $200,000,000 9 1/2% Senior Notes due 2009 and $260,000,000 11% Senior Notes due 2012.********

10.21	Form of Restricted Stock Unit Agreement.**********

10.22	Agreement of Lease between Broad Financial Center LLC and LaBranche & Co Inc., dated May 26, 2006

12	Statement re computation of ratios of earnings to fixed charges.

21	List of Subsidiaries.

23	Consent of KPMG LLP.

24	Power of Attorney (included on signature page of this report)

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006.

*	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.
**	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.
***	Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2000.

****	Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.
*****	Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (Registration No. 333-102607), effective January 21, 2003.
******	Incorporated by reference to our Annual Report on Form 10-K, filed on March 15, 2004.
*******	Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.
********	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-118248), as amended, effective September 9, 2004.
*********	Incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-4 (Registration No. 333-55862), as amended, effective March 1, 2001.
**********	Incorporated by reference to our Annual Report on Form 10-K, filed on March 16, 2005.
************	Incorporated by Reference to our Current Report on Form 8-K, filed on May 18, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2007	LaBRANCHE & CO INC.

	By:	/s/ George M.L. LaBranche, IV
George M.L. LaBranche, IV
Chairman, Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George M.L. LaBranche, IV, Jeffrey A. McCutcheon and Alfred O. Hayward, Jr., and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with the Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George M.L. LaBranche, IV George M.L. LaBranche, IV	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 1, 2007

/s/ Jeffrey A. McCutcheon Jeffrey A. McCutcheon	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2007

/s/ Katherine Dietze Courage Katherine Dietze Courage	Director	March 1, 2007

/s/ Donald E. Kiernan Donald E. Kiernan	Director	March 1, 2007

/s/ Stuart M. Robbins Stuart M. Robbins	Director	March 1, 2007

/s/ Robert E. Torray Robert E. Torray	Director	March 1, 2007

/s/ Alfred O. Hayward, Jr. Alfred O. Hayward, Jr.	Executive Vice President and Director; Chief Executive Officer of LaBranche & Co. LLC	March 1, 2007

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

As of the end of the Company’s 2006 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, appearing on page F-3 of this Annual Report on Form 10-K, which express an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBranche & Co Inc.:

We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBranche & Co Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related December 31, 2006 and 2005 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of LaBranche & Co Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
New York, New York
March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBranche & Co Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that LaBranche & Co Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaBranche & Co Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that LaBranche & Co Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, LaBranche & Co Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of LaBranche & Co Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
New York, New York
March 1, 2007

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's omitted, except share data)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$557,352	$427,284
Cash and securities segregated under federal regulations	7,413	6,554
Securities purchased under agreements to resell	35,000	79,000
Receivable from brokers, dealers and clearing organizations	87,183	596,796
Receivable from customers	2,859	3,659
Financial instruments owned, at fair value:
Corporate equities, not readily marketable	282,660	—
Corporate equities	1,825,503	660,949
Options	705,308	393,783
Exchange-traded funds	889,021	743,853
Government and corporate bonds	283,797	8
Commissions receivable	3,601	4,337
Exchange memberships contributed for use, at market value	—	24,500
Exchange memberships owned, at adjusted cost (market value of $4,411 and $138,768 respectively)	1,314	59,664
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $14,602 and $12,364, respectively	18,069	2,695
Intangible assets, net of accumulated amortization:
Specialist stock lists, less accumulated depreciation and amortization of $65,738 and $55,362, respectively	340,452	350,828
Trade name	25,011	25,011
Goodwill	250,569	250,569
Other assets	59,777	35,419

Total assets	$5,374,889	$3,664,909

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$123,346	$17,811
Payable to customers	4,816	4,858
Financial instruments sold, but not yet purchased, at fair value:
Corporate equities	2,330,817	1,377,184
Options	841,985	400,211
Exchange-traded funds	378,915	321,316
Government and corporate bonds	16,646	77,263
Accrued compensation	12,027	22,722
Accounts payable and other accrued expenses	29,220	21,133
Other liabilities	15,175	11,859
Income taxes payable	—	10,513
Deferred tax liabilities	256,394	148,263
Short term debt	24,635	3,000
Long term debt	459,811	481,425
Subordinated liabilities:
Exchange memberships contributed for use, at market value	—	24,500
Other subordinated indebtedness	6,395	9,395

Total liabilities	4,500,182	2,931,453

Common stock, $.01 par value, 200,000,000 shares authorized; 60,733,889 and 60,623,819 shares issued and outstanding at December 31, 2006 and 2005, respectively	607	606
Additional paid-in capital	694,434	689,988
Retained earnings	179,666	42,862

Total stockholders' equity	874,707	733,456
Total liabilities and stockholders' equity	$5,374,889	$3,664,909

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(000's omitted, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
REVENUES:
Net gain on principal transactions	$180,850	$194,432	$182,535
Commissions	69,814	84,018	96,045
Net gain on non-marketable investments	65	11,029	24,953
Net gain on corporate equities, not readily marketable	238,615	—	—
Stock borrow interest	158,081	33,395	3,947
Other interest	26,096	17,260	6,430
Other	473	56	5,137

Total revenues	673,994	340,190	319,047

Interest expense	240,497	89,504	63,789

Total revenues, net of interest expense	433,497	250,686	255,258

EXPENSES:
Employee compensation and related benefits	88,370	103,531	99,310
Exchange, clearing and brokerage fees	45,711	40,664	39,010
Lease of exchange memberships and trading license fees	4,790	3,979	15,565
Depreciation and amortization	12,674	12,093	12,221
Legal and professional fees	9,595	11,357	12,749
Communications	9,701	9,114	8,594
Occupancy	7,925	5,155	5,254
Goodwill impairment	—	—	37,600
Exchange memberships impairment	—	—	18,327
Debt repurchase premium	—	—	49,029
Restructuring Costs	3,672	—	—
Other	14,046	13,688	13,068

Total expenses	196,484	199,581	310,727

Income (loss) before minority interest and provision (benefit) for income taxes	237,013	51,105	(55,469)

MINORITY INTEREST	—	—	356

Income (loss) before provision (benefit) for income taxes	237,013	51,105	(55,825)

PROVISION (BENEFIT) FOR INCOME TAXES	100,209	13,584	(12,045)

Net income (loss)	136,804	37,521	(43,780)
Preferred dividends and discount accretion	—	—	2,253

Net income (loss) applicable to common stockholders	$136,804	$37,521	$(46,033)

Weighted-average common shares outstanding:
Basic	60,723	60,617	59,905
Diluted	61,565	61,059	59,905
Earnings (loss) per share:
Basic	$2.25	$0.62	$(0.77)
Diluted	$2.22	$0.61	$(0.77)

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(000’s omitted)

	Common Stock
	Shares	Amount	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Total
BALANCE, December 31, 2003	59,791	$598	$38,317	$682,816	$51,374	$(141)	$772,964

Net loss	—	—	—	—	(43,780)	—	(43,780)

Preferred stock dividends and discount accretion	—	—	—	—	(2,253)	—	(2,253)
Recognition of tax benefits related to employee option exercises	—	—	—	1,371	—	—	1,371

Issuance of restricted stock, shares for option exercises and related compensation	741	7	—	2,853	—	141	3,001
Preferred stock buyback	—	—	(38,317)	—	—	—	(38,317)

BALANCE, December 31, 2004	60,532	$605	—	$687,040	$5,341	—	$692,986

Net income	—	—	—	—	37,521	—	37,521

Preferred stock dividends and discount accretion	—	—	—	—	—	—	—
Recognition of tax benefits related to employee option exercises	—	—	—	—	—	—	—
Issuance of restricted stock, shares for option exercises and related compensation	92	1	—	2,948	—	—	2,949
Preferred stock buyback	—	—	—	—	—	—	—

BALANCE, December 31, 2005	60,624	$606	—	$689,988	$42,862	—	733,456

Net income	—	—	—	—	136,804	—	136,804

Preferred stock dividends and discount accretion	—	—	—	—	—	—	—
Recognition of tax benefits related to employee option exercises	—	—	—	—	—	—	—
Issuance of restricted stock, shares for option exercises and related compensation	110	1	—	4,446	—	—	4,447
Preferred stock buyback	—	—	—	—	—	—	—

BALANCE, December 31, 2006	60,734	$607	—	$694,434	$179,666	—	874,707

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000's omitted)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$136,804	$37,521	$(43,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,674	12,093	12,221
Amortization of debt issuance costs and bond discount	1,928	1,753	7,380
Goodwill impairment	—	—	37,600
Minority interest in income of consolidated subsidiary	—	—	356
Compensation expense related to stock-based compensation	4,447	2,949	3,277
Deferred taxes, net	97,961	21,932	(12,914)
Net gain on NYX transaction	(130,052)	—	—
Acceleration of preferred stock discount accretion	—	—	496
Other-than-temporary impairment of exchange memberships owned	—	—	18,327
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	(859)	6,957	(9,552)
Securities purchased under agreements to resell	44,000	8,000	(74,000)
Receivable from brokers, dealers and clearing organizations	509,613	(438,375)	(15,782)
Receivable from customers	800	6,896	(7,121)
Financial instruments owned, at market value:
Corporate equities, not readily marketable	(94,108)	—	—
Corporate equities	(1,164,554)	(341,571)	(53,810)
Options	(311,525)	(283,078)	(37,011)
Exchange-traded funds	(145,168)	(615,639)	(25,588)
Government and corporate bonds United States government obligations	(283,789)	—	(8)
Commissions receivable	736	1,091	(815)
Other assets	(16,070)	1,312	1,414
Payable to brokers and dealers	105,535	(102,623)	75,262
Payable to customers	(42)	1,028	(5,180)
Securities sold, but not yet purchased, at market value:
Corporate equities	953,633	1,112,106	32,136
Options	441,774	307,631	25,501
Exchange-traded funds	57,599	178,581	27,595
Government and corporate bonds	(60,617)	77,263	—
Accrued compensation	(10,695)	(15,473)	(4,638)
Accounts payable and other accrued expenses	8,087	2,888	(16,511)
Other liabilities	3,316	(651)	(63,085)
Tax benefit from vesting of stock based compensation	(61)	—	—
Income taxes payable	(10,513)	8,842	1,671

Net cash provided by (used in) operating activities	150,854	(8,567)	(126,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(17,672)	(953)	(668)
Payments for purchases of exchange memberships	(150)	(332)	(340)

Net cash used in investing activities	(17,822)	(1,285)	(1,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt, promissory notes and long term debt	(3,025)	(6,954)	(3,000)
Tax benefit from vesting of stock based compensation	61	—	1,167
Repayment of minority interest	—	(356)	(322)
Proceeds from exercise of stock options	—	—	1,375
Issuance of new senior notes	—	—	460,000

Repurchase of old notes	—	—	(336,458)
Payment of common stock dividends	—	—	—
Payment of preferred stock dividends	—	—	(3,448)
Payment for preferred stock buyback	—	—	(39,186)

Net cash (used in) provided by financing activities	(2,964)	(7,310)	80,128

Increase (decrease) in cash and cash equivalents	130,068	(17,162)	(47,439)
CASH AND CASH EQUIVALENTS, beginning of year	427,284	444,446	491,885

CASH AND CASH EQUIVALENTS, end of year	$557,352	$427,284	$444,446

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Interest	$237,633	$63,533	$46,471
Income taxes	$15,824	$525	$20,193

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	$4,446	2,948	3,277
Net increase in corporate equities, not readily marketable from NYX exchange transaction.	(188,552)	—	—
Net increase from exchange of NYSE memberships for NYX common stock	$58,500	—	—

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, Inc., a New York corporation (which was converted by merger into a limited liability company on January 3, 2007 (“LFS”)), LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC, the 100% stockholder of LFS, LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), and LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD” and collectively with the Holding Company, LaBranche & Co. LLC, LFS, LSHI, LABDR, BV, LSP, LSPS, LSPE and LSPH the “Company”).

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and in equity securities on the American Stock Exchange (“AMEX”). LFS is a registered broker-dealer and a member of the NYSE and other exchanges and provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. LFS also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer that operates as a specialist in ETFs traded on the NYSE. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Securities Authority. LSPH was organized to operate as a market-maker for ETFs and engage in hedging transactions in Asia, and its registration as a broker-dealer with Hong Kong’s Securities and Futures Commission was completed in October 2006. LSPD is an NASD member firm that was acquired by the Company in April 2006 and is in the process of obtaining an approval from the NASD to become an institutional execution firm in derivative and structured products and intends to become a market-maker in securities quoted on the NASDAQ system. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

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

Certain of the Company’s December 31, 2005 statement of financial condition balances have been reclassified to conform to the presentation in the current period, including (a) receivables from and payables to broker-dealers and clearing organizations and (b) financial instruments owned, and sold but not yet purchased, at fair value. Certain of the Company’s December 31, 2005 and 2004 statement of operations balances have been reclassified to conform to the presentation in the current period in order to net interest expense (including margin interest expense) against interest income to determine the Company’s net revenues.

The consolidated financial statements include the accounts of the Holding Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits held in banks, highly liquid investments with original maturities of 90 days or less and currency positions that are being held in the prime brokerage account at the Company’s clearing broker for its specialist and market-making operations. Certain portions of these balances are used to meet regulatory requirements (see Note 8).

Securities Transactions

Principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions are recorded on a settlement date basis and the related revenues and expenses are recorded on a trade date basis. Receivables from, and payables to, customers represent amounts due from or to customers of the Company in connection with cash and margin securities transactions. The value of certain receivables collateralized by customers’ securities held by the Company and by other broker-dealers for delivery to the Company, is not reflected in the accompanying consolidated financial statements. Corporate equities, options, ETFs, futures and other securities owned, and securities sold, but not yet purchased, are reflected at market value and unrealized gains and losses are presented as a component of “Net gain on principal transactions.” U.S. Government obligations, which are reported under “Securities owned, at fair value” are reflected at market value. U.S. Government obligations included under “Cash and cash equivalents,” together with related interest receivable, which is reported under “Other assets,” approximate market value. Interest income related to U.S. Government obligations is included in “Revenues—Interest.” Dividend income and expense and Securities and Exchange Commission ("SEC") fees, as well as gains and losses from the trading of foreign currencies, are also presented as a component of “Net gain on principal transactions.” Dividend income and expense are recognized on the record date, which does not differ materially from the ex-date. In the normal course of business, the Company is permitted to use client margin securities to finance customer securities transactions, subject to certain regulatory guidelines. The market value for equity securities, ETFs and futures contracts is based on the closing price posted on the primary exchange on which they are traded. The market value of exchange-traded options is based on the national best bid/offer as determined by the Company’s options clearing agents.

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

Corporate equities owned, but not readily marketable, consists of our ownership of 3,126,903 shares of the restricted common stock of NYSE Group, Inc. common stock. APB No. 29 (as amended) provides guidance on exchanges of assets in a non-monetary transfer. Accounting for non-monetary assets acquired in a substantially non-monetary exchange is at times based on cost or fair value of the assets relinquished and at times on the fair value of the assets received in the exchange. Based on the guidance under APB No. 29, the Company valued the shares of NYX stock received immediately after the exchange at fair value, which was deemed to be the value of the shares on the first day trading commenced for NYX stock. After the consummation of the NYSE/Archipelago merger, the Company has accounted for its investment in the NYX stock acquired in the NYSE/Archipelago merger at the estimated fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide—Brokers and Dealers in Securities. The shares of NYX stock received in the NYSE/Archipelago Merger are subject to a three-year restriction on transfer. The restriction will be removed in equal one-third installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion (See note 11). Equity method investments are also assessed for other-than-temporary impairment as considered necessary.

Collateralized Financing Transactions

Securities purchased and sold under agreements to resell and repurchase, as well as securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount plus accrued interest. It is the policy of the Company to obtain possession of collateral with market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when necessary. The market value of securities received for securities purchased under agreements to resell at December 31, 2006, exceeded total cash paid. None of the securities received was subsequently repledged or resold.

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

Goodwill—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is not amortized. SFAS No. 142 requires that goodwill be tested annually for impairment (or more frequently when events or changes in circumstances indicate impairment testing may be necessary) by applying a fair value-based test. This test involves the comparison of the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, there is an indication that goodwill might be impaired, which requires additional testing. This additional testing entails estimating the implied fair value of reporting unit goodwill—through the use of discounted cash flows analysis and other measures—and comparing this implied fair value of reporting unit goodwill to its carrying value. Any excess of carrying value of reporting unit goodwill over its implied fair value is recognized as an impairment loss. For the years ended December 31, 2006, 2005 and 2004, the Company recorded goodwill impairment charges of $-0-, $-0- and $37.6 million, respectively (see Note 6).

Trade Name—Under SFAS No. 142, the acquired trade name is not amortized. The Company tests its trade name for impairment annually (or more frequently if events or changes in circumstances indicate that the asset might be impaired) in conjunction with its goodwill impairment assessment. If the carrying amount of the trade name exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2006, the Company’s trade name was not impaired.

Specialist Stock Lists—Acquired specialist stock lists are amortized over their respective useful lives. The Company assesses its specialist stock lists for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Pursuant to SFAS No. 144, the Company evaluates its acquired stock lists for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the acquired stock lists, is recognized if the expected undiscounted cash flows relating to the acquired stock lists are less than the corresponding carrying value. In conjunction with this evaluation, the Company also reviews the reasonableness of the specialist acquired stock lists’ remaining useful lives. Any revisions to amortization periods are considered when developing the aforementioned undiscounted cash flows. As of December 31, 2006, the Company’s stock lists were not impaired pursuant to SFAS No. 144.

Exchange Memberships

In accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities, exchange memberships owned by the Company are originally carried at cost or, if an other-than-temporary impairment in value has occurred, at adjusted cost, which reflects management’s estimate of fair value. In determining whether an other-than-temporary decline in value has occurred, the Company uses Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and Section M of Topic 5 of the SEC staff accounting bulletin series (“SAB No. 59”) as analogous guidance. For the years ended December 31, 2006, 2005 and 2004, the Company recognized impairment losses of $-0-, $-0- and $18.3 million, respectively, on owned exchange memberships (see Note 5).

On March 7, 2006, Archipelago Holdings, Inc. (“Archipelago”) and the NYSE consummated a merger in which they combined their businesses and became wholly-owned subsidiaries of NYSE Group, Inc., a newly-created, for-profit and publicly-traded holding company (“NYSE Group”). Prior to the NYSE/Archipelago merger, the Company’s specialists conducted business on the floor of the NYSE through ownership or lease of NYSE memberships. Following the NYSE/Archipelago merger, trading licenses replaced the prior trading rights provided by the ownership or lease of an NYSE membership. In January 2006, the Company participated in a “Dutch” auction for these trading licenses and successfully bid for 90 trading licenses in the Company’s Specialist and Market-Making segment (five additional licenses were obtained for the Company’s Execution and Clearing segment operations). The fee per annum for these trading licenses in 2006 was $49,290 per license.

Prior to March 7, 2006 certain employees of the Company contributed the use of nine NYSE memberships to the Company. These memberships were subordinated to claims of general creditors were carried at market value with a corresponding amount recorded as subordinated liabilities. The Company made lease payments to these employees for the use of the NYSE memberships at a rate that was commensurate with the rent paid to non-affiliated parties for the use of their NYSE memberships.

The Company leases additional memberships on the AMEX and the Chicago Board Options Exchange® (“CBOE”) from non-affiliated parties and makes lease payments to these parties at prevailing market rates. Subsequent to the NYSE merger on March 7, 2006, the Company no longer leases NYSE memberships.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of an entity’s assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. The Company’s deferred tax assets are presented as a component of “Other assets” in the consolidated statements of financial condition. Tax contingencies, and related employment tax contingencies, are included under “Other liabilities” on the 2006 consolidated statement of financial condition. Contingent liabilities related to income taxes are recorded when the criteria for loss recognition under SFAS No. 5, “Accounting for Contingencies” are met.

Legal Contingencies

The Company records reserves related to legal proceedings in “Other liabilities.” Such reserves are established and maintained in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an Interpretation of SFAS Statement No. 5” and SEC Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies.” The determination of these reserve amounts requires significant judgment on the part of management. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management.

Depreciation and Amortization

Depreciation of office equipment is calculated using the straight-line method over estimated useful lives of 5 years. Amortization of leasehold improvements is calculated using the term of the related lease. Estimated useful lives of leasehold improvements range from 1 to 15.25 years.

Acquired specialist stock lists are amortized over useful lives ranging from 15 to 40 years.

Share-Based Compensation

Effective January 1, 2003 until December 31, 2005, the Company accounted for stock-based employee compensation in accordance with the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB Statement No. 123.” Under this method, compensation expense is recognized over the related service periods based on the fair value, as of the date of grant, of stock options and restricted stock units granted to employees on or after January 1, 2003. Such stock options and restricted stock units are included in “Stockholders’ equity” under SFAS No. 148 when services required from employees in exchange for the awards are rendered and expensed.

Had the Company recognized compensation expense over the relevant service period under the fair value-based method of SFAS No. 123 with respect to stock options granted for the year ended December 31, 2005 and prior years, net income (loss) applicable to common stockholders would have been reduced (or increased, where applicable), resulting in pro forma net income (loss) applicable to common stockholders and earnings (loss) per share as presented below:

(000’s omitted, except per share data)	2005	2004
Net income (loss) applicable to common stockholders, as reported	$37,521	$(46,033)
Add: Stock-based compensation expense, net of related tax effects, included in reported net income (loss)	1,542	1,647
Less: Stock-based compensation expense, net of related tax effect, determined under SFAS 123	(1,736)	(6,908)

Pro forma net income (loss) applicable to common Stockholders	37,327	(51,294)

Basic earnings (loss) per share, as reported	$0.62	$(0.77)
Basic earnings (loss) per share, pro forma	$0.62	$(0.86)
Diluted earnings (loss) per share, as reported	$0.61	$(0.77)
Diluted earnings (loss) per share, pro forma	$0.61	$(0.86)

The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential effect stock-based compensation would have on net income (loss) in future periods.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) was adopted as of January 1, 2006, using the modified prospective method. SFAS No. 123(R) requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123(R), forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of 2006, the Company recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123(R) as of the first day of the Company’s 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to the Company’s financial condition, results of operations, earnings per share or cash flows for the twelve months ended December 31, 2006 (see Note 14).

Recent Accounting Pronouncements

Accounting for Tax Uncertainties

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective beginning in the first quarter of 2007. The Company has evaluated the potential impact of FIN 48, and at this time, management believes contingent tax reserve and current and deferred income taxes are adequately stated in conformity with FAS 109 and FIN 48.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application permitted and encouraged. SFAS 157 must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The Company currently is evaluating the potential impact, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “Accounting for Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company currently reports the majority of its financial assets and liabilities at fair value in compliance with industry guidelines for brokers and dealers in securities. The Company has a significant investment in intangibles and goodwill as well as public debt which is not accounted for at fair value. The Company believes SFAS 159 exempts intangible assets and goodwill from fair value reporting. The Company is currently evaluating the potential impact if any that the adoption of SFAS 159 will have on its financial statements.

3.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The balances presented as receivable from and payable to brokers, dealers and clearing organizations consist of the following:

(000’s omitted)	December 31,
	2006	2005
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	$31,429	$19,354
Receivable from clearing brokers and clearing organizations	42,945	563,175
Securities failed to deliver	2,926	10,643
Other receivables from brokers and dealers	9,883	3,624

	$87,183	$596,796

Payable to brokers, dealers and clearing organizations:
Securities failed to receive	9,668	6,633
Payables to clearing brokers and clearing organizations	101,840	—
Other payables to brokers and dealers	11,838	11,178

	$123,346	$17,811

The Company monitors the market value of securities borrowed on a daily basis, with additional collateral obtained.

4.	NON-MARKETABLE SECURITIES

During 2006 and 2005, the Company recognized a gain of approximately $0.1 million and $11.0 million, respectively, related to its non-marketable investments. Included in the 2005 amount was $9.6 million related to the release of an escrow account held in connection with a 2004 disposition of an investment. At December 31, 2006 and 2005, non-marketable securities totaling $7.3 million and $7.1 million, respectively, are included in “Other assets” on the consolidated statements of financial condition.

5.	EXCHANGE MEMBERSHIPS

As of December 31, 2005, the Company owned 39 NYSE memberships out of a total 1,366 NYSE memberships, representing a 2.9% ownership interest in the NYSE. The Company accounted for its investment in these memberships under the adjusted cost method since its inception.

In the NYSE/Archipelago merger, each holder of an NYSE membership became entitled to receive in exchange for the NYSE membership $300,000 in cash and 80,177 shares of NYSE Group common stock (the “NYX stock”). The Company’s 39 NYSE memberships were converted into the right to receive an aggregate of $11.7 million cash and 3,126,903 shares of NYX stock. The $11.7 million cash distribution was treated as monetary consideration for which a realized gain was recognized in the first quarter of 2006.

Prior to the closing of the NYSE/Archipelago merger, the Company participated in a “Dutch” auction for trading licenses, successfully bidding for 95 trading licenses at an annual price of $49,290 each, the minimum bid accepted by the NYSE. The licenses became effective for trading on the NYSE on March 8, 2006. As of December 31, 2006 the Company had surrendered 13 of these licenses. The costs of the trading licenses for 2006 was approximately $1.2 million per quarter and are included in lease of exchange memberships and trading license fees in the Company’s Consolidated Statement of Operations.

6.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

As of December 31, 2006 and 2005, as required by SFAS No. 142, the Company tested goodwill for impairment. It was determined that the fair value of implied goodwill (Step 2) exceeded its carrying value and was therefore not impaired. Management regularly reviews any changes in facts and circumstance, as required by SFAS No. 142, that could reduce the fair value of implied goodwill below its carrying amount.

Identifiable Intangible Assets

The Company’s acquired specialist stock lists are amortized over their respective lives ranging from 15 to 40 years, with a weighted-average amortization period of 39.6 years. The gross carrying amount, accumulated amortization and net carrying amount of acquired specialist stock lists are set forth below as of December 31:

(000’s omitted)	2006	2005
Gross carrying amount	$406,190	$406,190
Accumulated amortization	(65,738)	(55,362)

Net carrying amount	$340,452	$350,828

Amortization expense was approximately $10.4 million for each of the years ended December 31, 2006, 2005 and 2004. Estimated amortization expense for the existing acquired specialist stock lists is $10.4 million for each of the fiscal years ending December 31, 2007 through December 31, 2011.

7.	INCOME TAXES

The components of the provision (benefit) for income taxes reflected on the accompanying consolidated statements of operations are set forth below:

(000’s omitted)	For the Years Ended December 31,
	2006	2005	2004
Current income taxes:
Federal	$1,781	$(8,020)	$547
Foreign, state and local	467	(328)	322

Total current	2,248	(8,348)	869

Deferred income taxes:
Federal	77,828	21,073	(8,129)
Foreign, state and local	20,133	859	(4,785)

Total deferred	97,961	21,932	(12,914)

Total provision (benefit) for income taxes	$100,209	$13,584	$(12,045)

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statement and tax bases of assets and liabilities. The following table presents the components of deferred tax asset and liability balances:

(000’s omitted)	For the Years Ended December 31,
	2006	2005
Deferred tax assets:
Compensation related	$3,482	$2,179
Acquisition intangibles and related goodwill	2,056	3,448
NOL carry-forward	3,659	4,265
Valuation allowance, corporate equities, not readily marketable	9,255	—
Other	4,261	2,651

Total deferred tax assets	$22,713	$12,543

Deferred tax liabilities:
Acquisition intangibles (equity purchases)	$102,503	$122,740
Acquisition intangibles and goodwill (asset purchases)	19,380	19,906
Corporate equities, not readily marketable	123,405	—
Other	11,106	5,617

Total deferred tax liabilities	$256,394	$148,263

The 2006 net increase in deferred tax assets was principally attributable to the valuation allowance on the NYX shares received as part of the NYSE/Archipelago merger. The carryback of a Federal 2004 net operating loss to 2002 resulted in an $18.3 million refund and a 2005 state/city NOL utilization of $27.7 million. There is no valuation allowance recorded against the deferred tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be deductible. Based on the Company’s level of historical taxable income, future reversals of existing taxable differences and all other available evidence, management believes that the deferred tax assets will more likely than not be realized.

The 2006 net increase in deferred tax liabilities is due primarily to the unrealized gain for tax purposes on the Company’s investment in NYX restricted stock of $123.4 million.

The Company's effective tax rate differs from the U.S. Federal statutory income tax rate of 35.0% as set forth below:

	For the Years Ended December 31,
	2006	2005	2004
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes related to:
State and local taxes	8.5	8.5	4.0
Nondeductible acquisition goodwill and related impairment	—	—	(20.8)
Nondeductible penalty expense	.2	—	—
Dividend received deduction	(1.7)
Tax rate change and law change		(15.3)	—
Capital tax	.2	1.9	—
Other	.1	(3.5)	3.6

Effective tax rate	42.3%	26.6%	21.8%

In 2006, the Company recognized a tax benefit of $4.1 million for a dividend received deduction on amounts paid by the NYSE relating to the NYSE/Archipelago merger. The Company has a New York State and City net operating loss carryover from 2004 of $24.5 million. The Company anticipates that it will utilize approximately $1.5 million for its 2006 tax return.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company believes that the adoption of FIN 48 will result in no change to shareholders’ equity as of January 1, 2007.

8.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of December 31, 2006 and December 31, 2005, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $365.5 million and $459.8 million, respectively, which exceeded the minimum requirements by $364.3 million and $458.1 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .05 to 1 and .05 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Prior to September 1, 2006 LaBranche & Co. LLC’s and LSPS’ net liquid asset requirements were combined. The combined requirement was calculated by LaBranche & Co. LLC, and this requirement was met with the LLC’s net liquid assets. Subsequent to September 1, 2006, each company was required to compute and meet its own requirement. As of December 31, 2006 LaBranche & Co. LLC’s NYSE minimum required dollar amount of net liquid assets, as defined, was $323.3 million and its actual net liquid assets, as defined, were $360.9 million. As of December 31, 2005, LaBranche & Co. LLC’s and LSPS’ combined NYSE minimum required dollar amount of net liquid assets, as defined was $447.0 million, and LaBranche & Co. LLC’s actual net liquid assets, as defined were $459.3 million. As of December 31, 2006 and December 31, 2005, LaBranche & Co. LLC’s actual net liquid assets exceeded the net liquid assets requirement, thus satisfying its respective net liquid asset requirement as of those dates. On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction is to be effected in four quarterly installments. After each installment, LaBranche & Co. LLC paid a dividend to the Holding Company in the amount of $49 million on September 1, 2006 and $57 million on December 1, 2006. As a result, the Company anticipates that LaBranche & Co. LLC’s aggregate required minimum NLA will be significantly reduced in additional installments on March 1, 2007 and June 1, 2007.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position equal to the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of December 31, 2006 and December 31, 2005, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of December 31, 2006 and December 31, 2005, LFS’ net capital, as defined, was $38.3 million and $19.7 million, respectively, which exceeded minimum requirements by $36.8 million and $18.2 million, respectively.

As a clearing broker-dealer, LFS is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of January 3, 2007, to comply with its December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $3.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $1.7 million. As of January 4, 2006, to comply with its December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $1.2 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.2 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFS as allowable assets in the correspondents’ net capital calculation. As of January 3, 2007, to comply with LFS’ December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.2 million were segregated in a special reserve account for the exclusive benefit of PAIB customers, exceeding actual requirements by $1.0 million. As of January 4, 2006, to comply with LFS’ December 31, 2005 requirement, cash and U.S. Treasury Bills in the amount of $5.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $2.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2006 and December 31, 2005, LSP’s net capital, as defined, was $68.2 million and $56.8 million, respectively, which exceeded minimum requirements by $67.4 million and $55.7 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .18 to 1 and .29 to 1, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2006 and December 31, 2005, LSPS’ net capital, as defined, was $20.2 million and $10.7 million, respectively, which exceeded the minimum requirements by $20.0 million and $10.6 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .12 to 1 and .16 to 1, respectively. As of December 31, 2006, LSPS’ NYSE minimum required dollar amount of net liquid assets, as defined, was $13.5 million. LSPS’ actual net liquid assets, as defined, were $19.8 million. Prior to September 1, 2006 LSPS was not required to perform a separate net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS.

As a registered broker-dealer and AMEX member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and AMEX. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2006, LSPD’s net capital, as defined, was $3.0 million, which exceeded its minimum requirements by $3.0 million.

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

In order to fund the repurchase of the Old Notes and related consent solicitation, the Company issued $460.0 million aggregate principal amount of new senior notes (collectively, the “Original Senior Notes”) to qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States pursuant to Regulation S under the Securities Act. The Original Senior Notes consisted of 9.5% Senior Notes due 2009 in the aggregate principal amount of $200.0 million (the “Original 2009 Notes") and 11.0% Senior Notes due 2012 in the aggregate principal amount of $260.0 million (the “Original 2012 Notes”).

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

The Senior Notes were issued pursuant to a new indenture that is similar to the indentures that governed the Old Notes prior to their amendment in connection with the May 2004 debt refinancing. The new indenture includes certain covenants that, among other things, limit the Company’s ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on the Company’s assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, the Company’s ability to incur additional indebtedness (other than certain “permitted indebtedness”), pay dividends, redeem stock or repurchase subordinated indebtedness prior to maturity will be limited if the Company’s consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1 on and after December 31, 2004. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) the Company’s consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of the Company’s consolidated interest expense and a tax-effected multiple of any dividend payments that the Company might make with respect to preferred stock. As of December 31, 2006, the Company’s consolidated fixed charge coverage ratio was approximately 1.60:1. The indenture governing the Senior Notes provides for certain exceptions to the limitations on restricted payments, including, for example, the Company’s July 2004 repurchase of all then-outstanding shares of its Series B preferred stock, repurchase of the Company’s Senior Notes, and any “restricted payments” up to an aggregate of $15.0 million over the life of the indenture.

In addition, under the indenture governing the Senior Notes, if, at any time, the Company’s cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of the Company’s cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss), and (B) 100.0% of the net cash proceeds received from any issuance or sale of the Company’s capital stock since July 1, 2004, plus (ii) $15.0 million, the Company will not be entitled to make a “restricted payment” at such time. As of December 31, 2006, the Company’s cumulative consolidated net income since July 1, 2004 was $176.4 million, and the Company had received approximately $1.4 million upon the exercise of options since July 1, 2004. However, because the Company’s “Fixed Charge Coverage Ratio” as of December 31, 2006 was less than 2.00:1, the Company was able to make restricted payments up to the minimum $15 million restricted payment allowance.

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

On August 2, 2004, the Company sold its investment in Lava Trading Inc. (“Lava”) as part of the acquisition of Lava by Citigroup Financial Products, Inc. Upon the closing of the Lava acquisition, which constituted an “asset sale” under the terms of the Indenture, the Company received $39.0 million in cash. Under the Lava acquisition agreement, additional consideration of approximately $9.6 million was being held in escrow to secure the Company’s indemnification obligations as a stockholder of Lava. The full amount of this escrow was released to the Company on October 31, 2005. An additional $640,960 was received by the Company on or before October 31, 2005 in connection with the settlement by Lava of certain tax and insurance claims. Pursuant to the terms of the Indenture, therefore, on October 24, 2006, the Company offered to purchase outstanding Senior Notes in the aggregate principal amount of up to $6.6 million. This offer expired on November 22, 2006, with $26,000 principal amount of outstanding Senior Notes having been tendered. Following the closing of this transaction and the closings of other previous offers to repurchase with immaterial tenders of Senior Notes, approximately $199.8 million aggregate principal amount of Senior Notes due 2009 remained outstanding and approximately $260.0 million aggregate principal amount of Senior Notes due 2012 remained outstanding.

The Company’s short term and long term debt as of December 31, 2006 and 2005 were as follows:

Short Term Debt

As of December 31, 2006, the Company’s short-term debt consisted of $3.0 million principal amount due June 3, 2007, with respect to the five subordinated notes in the initial aggregate principal amount of $15.0 million described below in Note 10 “Subordinated Liabilities,” $13.6 million aggregate principal amount of remaining 2007 Notes, the carrying value of which was approximately $13.5 million, and eight separate $1.0 million promissory notes (this indebtedness accrued interest at the rate of 10.0% per year until August 7, 2003 and thereafter accrues interest at a rate of 9.0% per year, payable semiannually, and maturing on August 7, 2007).

As of December 31, 2005, the Company had no short-term debt other than the $3.0 million principal amount due on June 3, 2006, with respect to the five subordinated notes in the initial aggregate principal amount of $15.0 million described below in Note 10. “Subordinated Liabilities.”

Long Term Debt

As of December 31, 2006, long term debt of the Company was comprised of $459.8 million aggregate principal amount of Senior Notes. Debt issuance costs, totaling approximately $5.5 million for the 2009 Senior Notes and approximately $7.2 million for the 2012 Senior Notes, are being amortized over the life of the Senior Notes as an adjustment to interest expense. For the year ended December 31, 2006, interest expense related to the Senior Notes totaled $49.3 million.

As of December 31, 2005, long term debt of the Company was comprised of (a) $459.8 million aggregate principal amount of Senior Notes, (b) $13.6 million aggregate principal amount of remaining 2007 Notes, the carrying value of which is approximately $13.5 million, and (c) eight separate $1.0 million promissory notes (this indebtedness accrued interest at the rate of 10.0% per year until August 7, 2003 and thereafter accrues interest at a rate of 9.0% per year, payable semiannually, and maturing on August 7, 2007). Debt issuance costs, totaling approximately $5.5 million for the 2009 Senior Notes and approximately $7.2 million for the 2012 Senior Notes, are being amortized over the life of the Senior Notes as an adjustment to interest expense. For the year ended December 31, 2005, interest expense related to the Senior Notes totaled $49.2 million. For the years ended December 31, 2005, 2004 and 2003, interest expense related to the $8.0 million promissory notes totaled $0.7 million, $0.7 million and $0.8 million, respectively.

Principal maturities of long term debt as of December 31, 2006 are as follows:

(000’s omitted) Year Ending December 31,	Amount
2007	$—
2008	—
2009	199,845
2010	—
2011	—
Thereafter	259,966

Total	$459,811

10.	SUBORDINATED LIABILITIES

LaBranche & Co. LLC is a party to subordinated loan agreements under which it has incurred indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at an annual rate of 10.0%. Three agreements representing approximately $1.1 million mature within the first six months of 2007, and four agreements representing approximately $2.3 million mature within the last six months of 2007. These subordinated loans all have automatic rollover provisions, and each scheduled maturity date will be extended an additional year, unless the lender gives LaBranche & Co. LLC seven months advance notice that the maturity date will not be extended. LaBranche & Co. LLC is entitled to prepay these subordinated loans without penalty under the terms of the agreements relating thereto. Interest expense incurred on these and other similar subordinated loan agreements which have been repaid was approximately $0.3 million for the year ended December 31, 2006 and $0.4 million and $0.5 million for the years ended December 31, 2005 and 2004, respectively.

In 1998, LaBranche & Co. LLC issued five subordinated notes representing aggregate indebtedness of $15.0 million, which mature in equal installments of $3.0 million payable on June 3, 2004, 2005, 2006, 2007 and 2008, and bear interest at an annual rate of 7.7%, payable on a quarterly basis. On June 3, 2006, LaBranche & Co. LLC repaid $3.0 million of these subordinated notes. As of December 31, 2006, $6.0 million remained outstanding under these subordinated notes, which are senior to all other subordinated notes of LaBranche & Co. LLC. The agreements covering these subordinated notes require LaBranche & Co. LLC to comply with certain covenants that, among other things, restrict the type of business in which LaBranche & Co. LLC may engage, set certain net capital levels and prohibit restricted payments, as defined. Interest expense incurred on these subordinated notes for the years ended December 31, 2006, 2005 and 2004 was approximately $0.6 million, $0.8 million and $1.0 million, respectively.

11.	NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

As of December 31, 2005, the Company owned 39 NYSE memberships out of a total 1,366 NYSE memberships, representing a 2.9% ownership interest in the NYSE. The Company accounted for its investment in these NYSE memberships under the adjusted cost method since its inception. On March 7, 2006, the NYSE and Archipelago completed the NYSE/Archipelago merger.

In the NYSE/Archipelago merger, each holder of an NYSE membership became entitled to receive in exchange for the NYSE membership $300,000 in cash and 80,177 shares of NYX stock. In addition, immediately prior to the consummation of the NYSE/Archipelago merger, the NYSE announced the declaration of a “permitted dividend” payable with respect to each NYSE membership in the amount of approximately $70,570 ($2.7 million in total for the Company’s 39 NYSE memberships), which was equivalent to the membership’s pro rata portion of the NYSE’s “excess cash,” as defined in the merger agreement governing the NYSE/Archipelago merger. The Company received the permitted dividend with respect to each of its 39 NYSE memberships on March 14, 2006.

In the NYSE/Archipelago merger, the Company’s 39 NYSE memberships were converted into the right to receive an aggregate of $11.7 million cash (not including the permitted dividend) and 3,126,903 shares of NYX stock. The $11.7 million cash distribution was treated as monetary consideration for which a realized gain was recognized in the first quarter of 2006.

APB No. 29 (as amended) provides guidance on exchanges of assets in a non-monetary transfer. Accounting for non-monetary assets acquired in a substantially non-monetary exchange is at times based on cost or fair value of the assets relinquished and at times on the fair value of the assets received in the exchange. Based on the guidance under APB No. 29, the Company valued the shares of NYX stock received in the NYSE/Archipelago merger at fair value, which was deemed to be the value of the shares on the first day trading commenced for NYX stock, or $67.00 per share. Based upon this interpretation, the Company realized a $130.1 million gain from the exchange of its NYSE memberships for 3.1 million shares of NYX stock, which includes the effect of a valuation allowance due to the restrictions on transfer applicable to the NYX stock.

Since the consummation of the NYSE/Archipelago merger, the Company has accounted for its investment in the NYX stock as corporate equities not readily marketable at the estimated fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide—Brokers and Dealers in Securities. At December 31, 2006, the NYSE closing market price for the NYX stock was $97.20 per share as compared to the closing price of NYX stock on the merger consummation date which was $67.00. This resulted in the Company’s recognition of an unrealized gain of $94.1 million for the year ended December 31, 2006, which includes a valuation allowance due to the share restrictions and is included in net gain on NYX transaction in the Company’s Consolidated Statement of Operations. The shares of NYX stock received in the NYSE/Archipelago merger are subject to a three-year restriction on transfer. The restriction will be removed in equal one-third installments on each of March 7, 2007, 2008 and 2009, unless the restrictions are removed earlier by the NYSE Group in its sole discretion.

12.	EARNINGS (LOSS) PER SHARE

The computations of basic and diluted earnings (loss) per share are set forth below:

	Years Ended December 31,
(000's omitted, except per share data)	2006	2005	2004
Net income (loss)	$136,804	$37,521	$(43,780)
Less: preferred dividends and discount accretion	—	—	2,253

Numerator for basic and diluted earnings (loss) per share – net income (loss) applicable to common stockholders	$136,804	$37,521	$(46,033)
Denominator for basic earnings (loss) per share – weighted-average number of common shares outstanding	60,723	60,617	59,905
Dilutive shares:
Stock options	—	—	—
Restricted stock	—	—	—
Restricted stock units	842	442	—

Denominator for diluted earnings (loss) per share – weighted-average number of common shares outstanding	61,565	61,059	59,905
Basic earnings (loss) per share	$2.25	$0.62	$(0.77)
Diluted earnings (loss) per share	$2.22	$0.61	$(0.77)

The exercise prices for options to purchase an aggregate of 1,599,389 shares of common stock exceeded the average market price of the Company’s common stock for the year ended December 31, 2006. In addition, potential common shares relating to restricted stock and restricted stock units whose fair value was below the average market price of the Company’s common stock for the year ended December 31, 2006 totaled 727,774. Accordingly, the above calculations of diluted earnings per share for 2006 do not include the antidilutive effect of these stock based awards. Potential common shares relating to options totaling 1,709,778 and 2,319,167 for the years ended December 31, 2005 and 2004, respectively, and to restricted stock and restricted stock units totaling 651,518 and 574,353 for the years ended December 31, 2005 and 2004, respectively, were excluded from the diluted loss per share calculation for the years ended December 31, 2005 and 2004 because their effect was antidilutive.

13.	EMPLOYEE INCENTIVE PLANS

Equity Incentive Plan

The Company sponsors one share-based employee incentive plan—the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options,

nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant. Compensation costs for grants awarded under the Plan recognized during the years ended December 31, 2006 and 2005 was approximately $4.4 million and $2.9 million, respectively. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $1.9 million and $1.3 million for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $7.0 million. The cost of these non-vested awards is generally expected to be recognized over a weighted-average period of approximately three years.

SFAS No. 123(R) generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. The Company did not grant any share-based awards prior to the adoption of SFAS 123(R) to retirement-eligible employees or those with non-substantive non-compete agreements. In addition, no grants of any stock options or RSUs were changed or amended after the adoption of SFAS No. 123(R) to reflect retirement eligibility or non-compete agreements.

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal 2009 may not exceed 7,687,500 shares, of which 3,023,625 were available for grant under the Plan as of December 31, 2006.

Restricted Stock and Restricted Stock Units

The Company issued restricted stock units to employees under the Plan, primarily in connection with year-end compensation. All of the restricted stock units (“RSUs”) outstanding as of December 31, 2006 and December 31, 2005 required future service as a condition to the delivery of the underlying shares of common stock. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the restricted stock units become fully vested if the grantee's employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the restricted stock units upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RS and RSUs:

	Number of Shares	Weighted Average Price per Share
RS and RSUs Outstanding as of December 31, 2003	295,945
Granted	600,000
Vested	(236,082)
Forfeited	(85,510)

RS and RSUs Outstanding as of December 31, 2004	574,353

Granted	806,000	8.43
Vested	(67,354)
Forfeited	(219,333)

RS and RSUs Outstanding as of December 31, 2005	1,093,666

Granted	695,500	$10.68
Vested	(90,668)	9.38
Forfeited	(128,666)	9.00

RS and RSUs Outstanding as of December 31, 2006	1,569,832	$9.55

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company's share-based award expense. Applying SFAS No. 123(R) as of December 31, 2006, for purposes of determining share-based award expense, RSUs with respect to 1,428,169 shares of the Company's common stock were expected to vest, with a weighted average price of $9.44 per share.

Stock Options

As of December 31, 2004, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding—Diluted” on the Condensed Consolidated Statement of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2003	3,626,891	22.92
Options Granted	—	—
Options Exercised	(493,890)	2.78
Options Forfeited	(813,834)	26.44

Options Outstanding as of December 31, 2004	2,319,167	$25.97
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(609,389)	27.61

Options Outstanding as of December 31, 2005	1,709,778	$25.39
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(110389)	31.23

Options Outstanding as of December 31, 2006	1,599,389	$24.99

Options Exercisable as of:
December 31, 2004	1,632,500	$22.18
December 31, 2005	1,709,778	$25.39
December 31, 2006	1,599,389	$24.99

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$ 11.00 – $ 20.99	739,389	3.18	$13.94	739,389	$13.94
21.00 – 30.99	75,000	5.82	27.50	75,000	27.50
$ 31.00 – $ 40.99	785,000	5.02	$35.16	785,000	$35.16

	1,599,389			1,599,389

No options were exercised during the years ended December 31, 2006 and 2005.

Senior Executive Bonus Plan

The Senior Executive Bonus Plan, adopted in May 2003, is intended to provide for the payment to the Company’s Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. Bonuses are payable in cash and/or equity-based awards under the Company’s EIP. For the year ended December 31, 2004, no bonuses were paid under this plan. For the years ended December 31, 2006 and 2005, cash bonuses totaling approximately $2.6 and $3.3 million, respectively, were paid under this plan, and such amount is included in employee compensation and employee benefits in the Company’s Consolidated Statements of Operations.

14.	RETIREMENT PLAN

The Company has a defined contribution retirement plan (the “Plan”) that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

All employees are eligible to participate in the Plan after they have completed three months of service. Participants are entitled to contribute voluntarily in an amount equal to not less than 1% and not more than 60% of their annual pre-tax compensation, up to the maximum amount permitted under Internal Revenue Service (“IRS”) regulations for the applicable Plan year. The Company, acting in its sole discretion, can declare and make employer matching contributions and additional voluntary contributions for all eligible employees who have completed one year of service, and/or have been credited with 1,000 hours of service. During the years ended December 31, 2006, 2005 and 2004, the Company contributed approximately $1.1 million, $1.1 million and $0.8 million, respectively, as employer matching contributions to the Plan, and such amounts are included in employee compensation and employee benefits in the Company’s Consolidated Statements of Operations.

15.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all the Company's assets and liabilities are carried at fair value or contracted amounts, which approximate fair value. The fair value of fixed rate debt, in millions, is as follows:

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
2007 Notes	13.6	14.2	13.6	14.7
2009 Senior Notes	199.8	208.8	199.8	211.8
2012 Senior Notes	260.0	282.1	260.0	283.4
Other	$17.4	$17.6	$20.4	$20.8

For 2006 and 2005, the fair value of the 2007 Notes was determined using current market rates to discount their cash flows as of December 31, 2006 and 2005, respectively. The fair values of the 2009 Senior Notes and 2012 Senior Notes were determined based upon their respective market values as of December 31, 2006 and 2005, respectively. For both fiscal years, the fair value of the fixed rate and other notes was determined using current market rates to discount their cash flows.

16.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities and rights listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges, as well as a market-maker in ETFs, futures and options on several exchanges. This segment also provides support services for the NYSE specialist activities. The Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LSPE, LSPH, LSPD, LABDR and BV since they share similar economic characteristics.

The Company’s Execution and Clearing segment provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. This segment also provides direct-access floor brokerage services to institutional customers. The Execution and Clearing segment currently includes the operations of LFS.

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

(000’s omitted):	For the Years Ended December 31,
	2006	2005	2004
Specialist and Market-Making Segment:
Revenues, net of interest expense	$427,719	$246,061	$235,178
Operating expenses	135,202	131,965	127,305
Goodwill impairment	—	—	37,600
Exchange memberships impairment	—	—	16,300
Depreciation and amortization expense	11,173	11,516	11,649

Income (loss) before minority interest and taxes	281,344	102,580	42,324

Segment goodwill	250,569	250,569	250,569
Segment assets	$5,095,236	$3,483,206	$1,849,108

Execution and Clearing Segment:
Revenues, net of interest expense	$53,724	$42,362	$47,858
Operating expenses	37,832	44,861	52,199
Exchange memberships impairment	—	—	2,027
Depreciation and amortization expense	439	450	470

Income (loss) before taxes	$15,453	$(2,949)	$(6,838)

Segment assets	$93,861	$51,940	$54,724

Other (1):
Revenues, net of interest expense	$(47,946)	$(37,737)	$(27,778)
Operating expenses	10,776	10,662	14,046
Debt repurchase premium	—	—	49,029
Depreciation and amortization expense	1,062	127	102

Loss before taxes	(59,784)	(48,526)	(90,955)

Segment assets	$185,792	$129,763	$151,265

Total:
Revenues, net of interest expense	$433,497	$250,686	$255,258
Operating expenses	183,810	187,488	193,550
Goodwill impairment	—	—	37,600
Exchange memberships impairment	—	—	18,327
Debt repurchase premium	—	—	49,029
Depreciation and amortization expense	12,674	12,093	12,221

Income (loss) before minority interest and taxes	$237,013	$51,105	$(55,469)

Goodwill	250,569	250,569	250,569
Total assets	$5,374,889	$3,664,909	$2,055,097

(1)	Other is comprised primarily of the interest costs on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including legal costs, unallocated revenues (primarily gains from non-marketable investments and interest income), and elimination entries.

17.	FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET RISK

As specialists and market-makers on the NYSE, AMEX, NYBOT, PHLX and other exchanges, LaBranche & Co. LLC, LFS, LSP, LSPS and LSPE are engaged in various securities trading and lending activities. In connection with their specialist activities, LaBranche & Co. LLC, LSP, LSPS and LSPE assume positions in stocks for which they are responsible. LaBranche & Co. LLC, LFS, LSP, LSPS and LSPE are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions, and they are also exposed to market risk associated with the sale of securities sold but not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC, LFS, LSP, LSPS and LSPE may be required to purchase or sell financial instruments, which may result in a loss.

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

In addition, LFS, through the normal course of business, enters into various securities transactions as agent. The execution, settlement and financing of those transactions can result in off-balance sheet risk and concentration of credit risk. LFS’ execution and clearing activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFS to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and LFS has to purchase or sell securities at a loss. For margin transactions, LFS may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

LFS seeks to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LFS monitors margin levels daily and pursuant to such guidelines, requires customers to deposit additional collateral or reduce positions when necessary.

LFS is engaged in various brokerage activities in which its counterparties primarily include broker-dealers, banks and other financial institutions. LFS may be exposed to the risk of default, which depends on the creditworthiness of the counterparty. It is LFS’ policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

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

18.	RESTRUCTURING

During the fourth quarter of 2006, the Company approved and implemented a restructuring plan, which was completed by January 2007, that was designed to improve the future operating position of the Company. The planned action included termination of employees whose services were no longer deemed necessary due to increased automation with the introduction of the HYBRID market. The total costs incurred under this plan was $3.7 million, which was expensed in 2006. These amounts consisted of severance payments to terminated employees and are included in restructuring costs on the statement of operations. Of the $3.7 million expensed, $1.2 was paid in the fourth quarter of 2006, and the remaining payable balance of $2.5 million was disbursed in January 2007. For 2006, the restructuring expenses incurred by segment are as follows (000s omitted):

	Specialist and Market Making	Execution and Clearing	Total
Severance payments	$3,500	$200	$3,700

19.	COMMITMENTS AND CONTINGENCIES

Contingencies

Specialist Trading Investigations. On March 30, 2004, LaBranche & Co. LLC and other NYSE specialist firms entered into agreements with the SEC and NYSE to settle the SEC and NYSE investigations concerning alleged improper specialist trading practices by specialists on the NYSE. Pursuant to the settlement, LaBranche & Co. LLC consented, without admitting or denying any wrongdoing, to an SEC order instituting administrative cease-and-desist proceedings, making findings, and imposing remedial sanctions and a cease-and-desist order. The SEC’s findings, neither admitted nor denied, included violations by LaBranche & Co. LLC of Section 11(b) of the Exchange Act and Rule 11b-1 promulgated thereunder, NYSE Rules 104, 92, 123B, 401 and 342, and Section 15(b)(4)(E) of the Exchange Act. The Section 15(b)(4)(E) finding includes a failure reasonably to supervise individual specialists who, the finding states, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder with respect to transactions in six particular stocks. Pursuant to the settlement, LaBranche & Co. LLC paid $41.6 million in restitution and $21.9 million in a civil money penalty, which the Company accrued for the year ended December 31, 2003, in connection with trades that occurred during the years 1999 through 2003 and agreed to certain undertakings stated in the SEC’s order.

NYSE, civil and/or criminal charges have been pursued against a number of individuals employed or formerly employed as specialists at the five largest NYSE specialist firms, including employees and former employees of LaBranche & Co. LLC.

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

On June 7, 2004, plaintiffs filed a Consolidated Class Action Complaint. On July 12, 2004, plaintiffs filed a Corrected Consolidated Class Action Complaint. Plaintiffs allege that they represent a class consisting of persons and entities that purchased or otherwise acquired the Company’s common stock during the period beginning on August 19, 1999 and concluding on October 15, 2003. Plaintiffs allege that the Company, LaBranche & Co. LLC, and certain of the Company’s and/or LaBranche & Co. LLC’s past or present officers and/or directors, including George M.L. LaBranche, IV, William J. Burke, III, James G. Gallagher, Alfred O. Hayward, Jr., Robert M. Murphy and Harvey S. Traison, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act by failing to disclose the alleged improper specialist trading that was the subject of the specialist trading investigations described above. Plaintiffs also allege that Mr. Gallagher violated Section 20A of the Exchange Act and two other of the Company’s past or present officers and/or directors, S. Lawrence Prendergast and George E. Robb, Jr., also violated Section 20(a) of the Exchange Act. Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses.

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

On September 15, 2004, plaintiffs filed a Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty alleging that they represent a class consisting of all public investors who purchased and/or sold shares of stock listed on the NYSE from October 17, 1998 to October 15, 2003. Plaintiffs allege that the Company, LaBranche & Co. LLC, Mr. LaBranche, and other NYSE specialist firms and their respective parents and affiliates violated Section 10(b), Rule 10b-5 and Section 20(a) by failing to disclose the alleged improper specialist trading that was the subject of the specialist trading investigations described above, improperly profiting on purchases and/or sales of NYSE-listed securities and breaching and/or aiding and abetting breaches of fiduciary duty. Plaintiffs also name the NYSE as a defendant. Plaintiffs seek unspecified money damages, restitution, forfeiture of fees, commissions and other compensation, equitable and/or injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on trading proceeds, and attorneys’ fees and reimbursement of expenses.

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

On February 22, 2007, the court removed Empire Programs, Inc. as co-lead plaintiff, leaving CalPERS as the sole lead plaintiff.

NASD/AMEX Notice of Disciplinary Action. On December 15, 2004, LaBranche & Co. LLC received a notice from the NASD Amex Regulation Division stating a preliminary determination to seek disciplinary action against LaBranche & Co. LLC for violations of certain federal securities laws and the Amex Constitution and Rules, including Sections 10(b), 9A and 17(a) of the Exchange Act, in connection with manual book freezes effected in one of LaBranche & Co. LLC’s Amex specialist stocks during the period March 8, 2004 through October 21, 2004. Prior to receiving this notice, the Company had determined that the individual specialist responsible for the book freezes failed to adhere to company policy and had terminated that employee. The Company submitted a response to the staff in January 2005 of the NASD Amex Regulation Division setting forth the reasons why disciplinary action should not be brought against LaBranche & Co. LLC and the Company is cooperating with the NASD Amex Regulation Division in this matter.

The Company believes that the claims asserted against the Company by the plaintiffs in the pending proceedings described above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described above, the Company has been the target, from time to time, of various claims, lawsuits and regulatory actions incidental to the ordinary course of the Company’s business. While the ultimate outcome of those claims, lawsuits and regulatory actions which currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims, proceedings and regulatory actions, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Commitments

The Company has entered into long-term non-cancelable operating lease agreements for certain office space and equipment, which expire at various dates through 2017. Certain lease agreements contain escalation clauses providing for increased rental payments based on increases in maintenance charges and real estate taxes. Minimum future rental commitments under existing non-cancelable leases for office space and equipment are as follows:

Years Ending December 31,
2007	2,990,579
2008	1,860,226
2009	1,693,269
2010	1,617,813
2011	1,661,583
Thereafter	9,021,690

Total	$18,845,160

Schedule 1.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(000's omitted, except share data)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$114,298	$27,710
Securities purchased under agreements to resell	35,000	79,000
Investment in subsidiaries, at equity value	1,201,193	1,117,978
Other assets	61,702	25,867

Total assets	$1,412,193	$1,250,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Interest payable	$7,195	$6,854
Accrued compensation	2,575	974
Accounts payable and other accrued expenses	23,425	5,972
Other liabilities	14,210	11,259
Income taxes payable	2,699	5,643
Deferred tax liabilities	5,937	4,972
Short term debt	21,634	—

Long term debt	459,811	481,425

Total liabilities	537,486	517,099

Common stock, $.01 par value, 200,000,000 shares authorized; 60,733,889 and 60,623,819 shares issued and outstanding at December 31, 2006 and 2005, respectively	607	606
Additional paid-in-capital	694,434	689,988
Retained earnings	179,666	42,862

Total stockholders' equity	874,707	733,456

Total liabilities and stockholders' equity	$1,412,193	$1,250,555

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(000's omitted)

	For the Years Ended December 31,
	2006	2005	2004
REVENUES (LOSS):
Earnings from investment in subsidiaries	$175,219	$63,080	$963
Investment income	10,650	18,990	30,775

Total revenue	185,869	82,070	31,738

Interest expense	52,977	51,726	53,809

Total revenues, net of interest expense	132,892	30,344	(22,071)
EXPENSES:
Employee compensation and related benefits	6,856	7,042	7,192
Debt repurchase premium	—	—	49,029
Other	10,602	8,750	11,701

Total expenses	17,458	15,792	67,922

Income (loss) before income tax benefit	115,434	14,552	(89,993)
INCOME TAX BENEFIT	(21,370)	(22,969)	(46,213)

Net income (loss)	136,804	37,521	(43,780)
Preferred dividends and discount accretion	—	—	2,253

Net income (loss) applicable to common stockholders	$136,804	$37,521	$(46,033)

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY

(000's omitted)

See accompanying notes to condensed financial statements.

	Common Stock
	Shares	Amount	Preferred Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Total
BALANCE, December 31, 2003	59,791	$598	$38,317	$682,816	$51,374	$(141)	$772,964

Net loss	—	—	—	—	(43,780)	—	(43,780)

Preferred stock dividends and discount accretion	—	—	—	—	(2,253)	—	(2,253)
Recognition of tax benefits related to employee option exercises	—	—	—	1,371	—	—	1,371

Issuance of restricted stock, shares for option exercises and related compensation	741	7	—	2,853	—	141	3,001
Preferred stock buyback	—	—	(38,317)	—	—	—	(38,317)

BALANCE, December 31, 2004	60,532	$605	—	$687,040	$5,341	—	$692,986

Net income	—	—	—	—	37,521	—	37,521

Preferred stock dividends and discount accretion	—	—	—	—	—	—	—
Recognition of tax benefits related to employee option exercises	—	—	—	—	—	—	—
Issuance of restricted stock, shares for option exercises and related compensation	92	1	—	2,948	—	—	2,949
Preferred stock buyback	—	—	—	—	—	—	—

BALANCE, December 31, 2005	60,624	$606	—	$689,988	$42,862	—	733,456

Net income	—	—	—	—	136,804	—	136,804

Preferred stock dividends and discount accretion	—	—	—	—	—	—	—
Recognition of tax benefits related to employee option exercises	—	—	—	—	—	—	—
Issuance of restricted stock, shares for option exercises and related compensation	110	1	—	4,446	—	—	4,447
Preferred stock buyback	—	—	—	—	—	—	—

BALANCE, December 31, 2006	60,734	$607	—	$694,434	$179,666	—	874,707

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(000's omitted)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$136,804	$37,521	$(43,780)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	1,064	127	102
Amortization of debt issuance costs and bond discount	1,883	1,708	7,335
Compensation expense related to stock based compensation	310	140	1,169
Tax benefit related to exercise of stock options	—	—	1,424
Acceleration of preferred stock discount accretion	—	—	496
Undistributed equity earnings from investment in subsidiaries	(175,219)	(63,080)	(963)
Deferred tax benefit	(21,370)	(22,968)	(46,213)
Changes in operating assets and liabilities:
Securities purchased under agreements to resell	44,000	8,000	(74,000)
Other assets	(17,280)	57,104	(3,948)
Interest payable	341	—	(7,577)
Accrued compensation	1,601	(19,171)	(11,924)
Accounts payable and other accrued expenses	17,453	(2)	(22,225)
Other liabilities	2,951	(1,131)	314
Taxes payable	19,391	8,858	42,380

Net cash provided by (used in) operating activities	11,929	7,106	(157,410)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	(17,319)	(174)	(55)
Return of capital from subsidiary	152,000	77,309	86,000
Payment for investment in subsidiary	(60,025)	(54,897)	(59,000)

Net cash provided by investing activities	74,656	22,238	26,945

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	(26)	(2,063)	—
Payment of common and preferred dividends	—	—	(3,448)
Proceeds from exercise of stock options	—	—	1,375
Issuance of new senior notes	—	—	460,000
Repayment of old notes	—	—	(336,458)
Payments for preferred stock buyback	—	—	(39,186)

Net cash (used in) provided by financing activities	(26)	(2,063)	82,283

Effect of foreign currency translation	29	56	(37)

Increase (decrease) in cash and cash equivalents	86,588	27,337	(48,219)
CASH AND CASH EQUIVALENTS, beginning of year	27,710	373	48,592

CASH AND CASH EQUIVALENTS, end of year	$114,298	$27,710	$373

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Income taxes	$15,819	$1,765	$404
Interest	$50,061	$50,019	$53,539

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

2.	BASIS OF PRESENTATION

Certain of the Company’s December 31, 2005 and 2004 balances on the condensed statements of operations have been reclassified to conform to the presentation in the current period in order to net interest expense (including margin interest expense) against interest income to determine the Company’s net revenues. This reclassification reflects a critical component of the Company’s specialist and market-making activities. None of these 2005 and 2004 reclassifications affects the Company’s net income before provision for income taxes or net income applicable to common stockholders, as reported on previous 2005 and 2004 results.

3.	TRANSACTIONS WITH SUBSIDIARIES

LaBranche & Co Inc. has transactions with its consolidated subsidiaries determined on an agreed-upon basis.

LaBranche & Co Inc. received cash dividends from its consolidated subsidiaries totaling $152.0 million, $77.3 million and $86.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.