Form 10-Q
period 2007-03-31
LABRANCHE & CO INC
filed 2007-05-10
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2007 was 61,471,300.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

	For the Three Months Ended March 31,
	2007	2006
	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$49,948	$65,359
Commissions and other fees	12,785	20,144
Net (loss) gain on investments	(4,856)	179,556
Stock borrow interest	57,381	26,359
Other interest	6,223	4,782
Other	124	336

Total revenues	121,605	296,536
Interest expense	83,724	40,053

Total revenues, net of interest expense	37,881	256,483
EXPENSES:
Employee compensation and related benefits	24,122	34,141
Exchange, clearing and brokerage fees	9,054	10,010
Lease of exchange memberships and trading license fees	682	1,051
Depreciation and amortization	3,511	2,982
Other	9,506	10,488

Total expenses	46,875	58,672

(Loss) income before provision for income taxes	(8,994)	197,811
(BENEFIT) PROVISION FOR INCOME TAXES	(3,439)	85,522

Net (loss) income available to common stockholders	$(5,555)	$112,289

Weighted-average common shares outstanding:
Basic	61,269	60,691
Diluted	61,269	61,296
Earnings per share:
Basic	$(0.09)	$1.85
Diluted	$(0.09)	$1.83

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$489,687	557,352
Cash and securities segregated under federal regulations	15,866	7,413
Securities purchased under agreements to resell	65,000	35,000
Receivable from brokers, dealers and clearing organizations	95,901	87,183
Receivable from customers	2,742	2,859
Financial instruments owned, at fair value	4,621,127	3,993,560
Commissions and other fees receivable	448	3,601
Exchange memberships owned, at adjusted cost (market value of $5,232 and $4,411, respectively)	1,315	1,314
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $14,867 and $13,950, respectively	18,632	18,069
Intangible assets, net of accumulated amortization:
Specialist stock lists, net of accumulated amortization of $68,332 and $65,738, respectively	337,858	340,452
Trade name	25,011	25,011
Goodwill	250,569	250,569
Other assets	51,578	52,506

Total assets	$5,975,734	$5,374,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$419,716	$123,346
Payable to customers	10,564	4,816
Financial instruments sold, but not yet purchased, at fair value	3,888,625	3,568,363
Accrued compensation	8,207	12,027
Accounts payable and other accrued expenses	34,051	29,220
Other liabilities	15,296	15,175
Deferred tax liabilities	251,941	256,394
Short term debt	11,001	24,635
Long term debt	459,811	459,811
Subordinated indebtedness	5,700	6,395

Total liabilities	5,104,912	4,500,182

Commitments and contingencies
Common stock, $.01 par value, 200,000,000 shares authorized; 61,471,300 and 60,733,889 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	615	607
Additional paid-in capital	696,096	694,434
Retained earnings	174,111	179,666

Total stockholders’ equity	870,822	874,707

Total liabilities and stockholders’ equity	$5,975,734	$5,374,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(000’s omitted)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(5,555)	$112,289
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	3,511	2,982
Amortization of debt issuance costs and bond discount	503	463
Compensation expense related to stock-based compensation	1,669	1,444
Deferred taxes, net	(5,702)	75,573
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	(8,453)	(339)
Securities purchased under agreements to resell	(30,000)	(7,000)
Receivable from brokers, dealers and clearing organizations	(8,718)	69,555
Receivable from customers	117	(4,336)
Financial instruments owned, at fair value	(627,567)	(1,215,211)
Commissions and other fees receivable	3,153	(324)
Other assets	1,683	662
Payable to brokers and dealers	296,370	19,095
Payable to customers	5,748	8,792
Financial instruments sold, but not yet purchased, at fair value	320,262	927,076
Accrued compensation	(3,820)	(7,607)
Accounts payable and other accrued expenses	4,831	10,236
Other liabilities	121	4,017
Income taxes payable	—	(5,263)
Tax benefit from vesting of stock based compensation	(99)	(61)

Net cash (used in) operating activities	(51,946)	(7,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(1,480)	(2,308)
Payments for purchases of exchange memberships	(1)	(52)

Net cash (used in) investing activities	(1,481)	(2,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and short term debt	(14,337)	—
Tax benefit from vesting of stock based compensation	99	61

Net cash (used in) provided by financing activities	(14,238)	61

Decrease in cash and cash equivalents	$(67,665)	$(10,256)
CASH AND CASH EQUIVALENTS, beginning of period	557,352	427,284

CASH AND CASH EQUIVALENTS, end of period	$489,687	$417,028

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$72,960	$28,083
Income taxes	$2,161	$11,357
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net increase in additional paid-in capital related to stock-based awards	$1,662	$1,443
Net decrease (increase) in corporate equities from NYX exchange transaction	4,170	$(223,026)
Net increase from exchange of NYSE memberships for NYX common stock	—	$58,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, LLC., a New York limited liability company (which was converted by merger into a limited liability company on January 3, 2007 (“LFS”)), LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC and LFS, the 100% stockholder of LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), and LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD” and collectively with the Holding Company, LaBranche & Co. LLC, LFS, LSHI, LABDR, BV, LSP, LSPS, LSPE and LSPH, the “Company”).

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and in equity securities on the American Stock Exchange (“AMEX”). LFS is a registered broker-dealer and a member of the NYSE and other exchanges and provides securities execution, securities clearing and other related services to its own customers and customers of introducing brokers. LFS also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer that operates as a specialist in ETFs traded on the NYSE. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Securities Authority. LSPH operates as a market-maker for ETFs and engages in hedging transactions in Asia. LSPD is an NASD member firm that was acquired by the Company in April 2006 and is in the process of obtaining approval from the NASD to become an institutional execution firm in derivative and structured products and intends to become a market-maker in securities quoted on the NASDAQ system. LABDR provides disaster recovery services and back-up facilities to other Holding Company subsidiaries. BV represents LaBranche & Co. LLC in European markets and provides client services to LaBranche & Co. LLC’s European listed companies.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain of the Company’s March 31, 2006 statement of operations balances have been reclassified to conform to the presentation in the current period. Interest expense (including margin interest expense) was netted against interest income to determine net revenues. In addition, a new caption, “Net (loss) gain on investments,” was added principally to combine the gains from investments in the Company’s restricted and unrestricted NYX shares and gains or losses from other investments not derived from specialist and market-making activities.

At December 31, 2006, certain non-trading investment assets were reclassified from “other assets” to “financial instruments owned, at fair value” to conform to the presentation in the current period.

None of the above reclassifications affected previously reported net income before provision for income taxes, net income applicable to common stockholders or stockholders’ equity.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits held in banks, highly liquid investments with original maturities of 90 days or less and currency positions that are being held in the prime brokerage account at the Company’s clearing broker for its specialist and market-making operations. Certain portions of these balances are used to meet regulatory requirements (see Note 5).

3.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of March 31, 2007 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007 (the “2006 10-K”). Results of the first quarter 2007 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

4.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). SFAS No. 109 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, not readily marketable, stock-based compensation, other compensation accruals, amortization periods of certain intangible assets and differences between the financial statement and tax bases of assets acquired.

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended March 31,
	2007	2006
Current federal, state and local taxes	$2,263	$9,949
Deferred tax provision (benefit)	(5,702)	75,573

Total (benefit) provision for income taxes	$(3,439)	$85,522

FIN 48, which the Company adopted as of January 1, 2007, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the amount of benefit that represents a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company has determined that no adjustment to the Company’s unrecognized tax benefit is required.

Within the next twelve months, it is reasonably possible that the Company will release approximately $3.8 million (including interest of $0.8 million) of unrecognized tax benefits related to the amortization of certain intangible assets. This possible release of tax benefits is due to the anticipated lapse of the statute of limitations. All Federal and New York City filings for 2003 and prior are due to expire no later than March 31, 2008. All New York State filings for 2002 and prior are due to expire no later than December 31, 2007. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Of the total unrecognized tax benefits, the entire balance could have an effect on the effective tax rate.

Unrecognized tax benefits, including interest of $1.1 million, at March 31, 2007 were as follows (000’s omitted):

Balance as of December 31, 2006	$13,696
Gross Increases current period tax positions	372
Gross Increase - interest	60

Balance as of March 31, 2007	$14,128

Open tax years by jurisdiction are as follows:

	Federal	NYS	NYC
2000	—	12/31/07	—
2001	—	12/31/07	—
2002	12/31/07	12/31/07	3/31/08
2003	9/15/07	5/31/08	3/31/08
2004	3/15/08	9/15/08	9/12/08
2005	8/18/09	8/18/09	8/18/09

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of March 31, 2007 and December 31, 2006, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $365.6 million and $365.5 million, respectively, which exceeded the minimum requirements by $365.0 million and $364.3 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .02 to 1 and .05 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets (“NLA”), their position requirement. Prior to September 1, 2006 LaBranche & Co. LLC’s and LSPS’ NLA requirements were combined. The combined requirement was calculated by LaBranche & Co. LLC, and the combined requirement was met with its own NLA alone. Since September 1, 2006, each of LaBranche & Co. LLC and LSPS was required to compute and meet its own NLA requirement. As of March 31, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $311.8 million and its actual NLA, as defined, were $367.4 million. As of March 31, 2006, LaBranche & Co. LLC’s and LSPS’ combined NYSE minimum required dollar amount of NLA, as defined, was $447.0 million, and LaBranche & Co. LLC’s actual NLA, as defined, were $455.8 million. As of March 31, 2007 and December 31, 2006, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its own NLA requirement as of those dates. On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction is to be effected in four quarterly installments. After each installment, LaBranche & Co. LLC has paid a dividend to the Holding Company in the amount of $49.0 million on September 1, 2006, $57.0 million on December 1, 2006 and $44.0 million on March 9, 2007. The Company anticipates that LaBranche & Co. LLC’s aggregate required minimum NLA will again be significantly reduced with the final scheduled installment on June 1, 2007.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position equal to the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of March 31, 2007 and December 31, 2006, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of March 31, 2007 and December 31, 2006, LFS’ net capital, as defined, was $39.4 million and $38.3 million, respectively, which exceeded minimum requirements by $37.9 million and $36.8 million, respectively.

As a clearing broker-dealer, LFS is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of April 3, 2007, to comply with its March 31, 2007 requirement, cash and U.S. Treasury Bills in the amount of $14.2 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $2.4 million. As of January 3, 2007, to comply with its December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $3.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.7 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFS as allowable assets in the correspondents’ net capital calculation. As of April 3, 2007, to comply with LFS’ March 31, 2007 requirement, cash and U.S. Treasury Bills in the amount of $4.2 million were segregated in a special reserve account for the exclusive benefit of PAIB customers, exceeding actual requirements by $1.0 million. As of January 3, 2007, to comply with its December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.2 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2007 and December 31, 2006, LSP’s net capital, as defined, was $75.7 million and $68.2 million, respectively, which exceeded minimum requirements by $74.2 million and $67.4 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .29 to 1 and .18 to 1, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2007 and December 31, 2006, LSPS’ net capital, as defined, was $21.1 million and $20.2 million, respectively, which exceeded the minimum requirements by $20.9 million and $20.0 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .11 to 1 and .12 to 1, respectively. As of March 31, 2007, LSPS’ NYSE minimum required dollar amount of net liquid assets, as defined, was $13.5 million. LSPS’ actual net liquid assets, as defined, were $20.9 million. Prior to September 1, 2006, LSPS was not required to perform a separate net liquid assets calculation because LaBranche & Co. LLC’s actual net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS.

As a registered broker-dealer and AMEX member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and AMEX. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2007, LSPD’s net capital, as defined, was $3.0 million, which exceeded its minimum requirement by $3.0 million.

6.	EARNINGS PER SHARE

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares for periods in which there is net income available to common stockholders. For the three months ended March 31, 2007, 314,208 restricted stock units were anti-dilutive and, therefore, excluded from the diluted (loss) earnings per share calculation.

The computations of basic and diluted earnings per share are set forth below (000’s omitted, except per share data):

	Three Months Ended March 31,
	2007	2006
Numerator for basic and diluted earnings per share – net income available to common stockholders	$(5,555)	$112,289
Denominator for basic earnings per share – weighted-average number of common shares outstanding	61,269	60,691
Dilutive shares:
Stock options	—	—
Restricted stock units	—	605

Denominator for diluted earnings per share – weighted-average number of common shares outstanding	61,269	61,296
Earnings per share:
Basic	$(0.09)	$1.85
Diluted	$(0.09)	$1.83

Options to purchase an aggregate of 1,439,389 and 1,709,778 shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the 2007 first quarter, 957,109 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive. In addition, 1,026,932 shares relating to restricted stock units at March 31, 2006 were potentially dilutive. The calculation of diluted earnings per share includes the dilutive effect of these stock-based awards.

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

The following disclosures are also being provided pursuant to the requirements of SFAS No. 123(R):

The Company sponsors one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant. Amortization of compensation costs for grants awarded under the Plan recognized during the quarters ended March 31, 2007 and 2006 was approximately $1.7 million and $1.5 million, respectively. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $740,000 and $653,000 for the quarters ended March 31, 2007 and 2006, respectively.

Unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $8.4 million at March 31, 2007 and $7.0 million at December 31, 2006. The cost of these non-vested awards is generally expected to be recognized over a weighted-average period of approximately three years.

SFAS No. 123(R) generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. The Company did not grant any share-based awards prior to our adoption of SFAS No. 123(R) to retirement-eligible employees or those with non-substantive non-compete agreements. In addition, no grants of any stock options or RSUs were changed or amended after the Company’s adoption of SFAS No. 123(R) to reflect retirement eligibility or non-compete agreements.

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal 2009 may not exceed 7,687,500 shares. As of March 31, 2007 and December 31, 2006, 2,744,729 shares and 3,023,625 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

The Company issued restricted stock units to employees under the Plan, primarily in connection with year-end compensation. All of the restricted stock units outstanding as of March 31, 2007 and December 31, 2006 required future service as a condition to the delivery of the underlying shares of common stock. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the restricted stock units become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the restricted stock units upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of restricted stock units (“RSUs”):

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2006	1,569,832	$9.55
Granted	600,000	8.99
Vested	(716,849)	9.13
Forfeited	(181,666)	10.50

RSUs Outstanding as of March 31, 2007	1,271,317	$9.39

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying SFAS No. 123(R) as of March 31, 2007, for purposes of determining share-based award expense, RSUs with respect to 1,160,953 shares of the Company’s common stock were expected to vest, with a weighted average price of $9.45 per share.

Stock Options

As of December 31, 2004, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statement of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2006	1,599,389	$24.99
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(160,000)	35.31

Options Outstanding as of March 31, 2007	1,439,389	$23.84

Options Exercisable as of:
March 31, 2007	1,439,389	$23.84

The following table summarizes information about stock options outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	739,389	2.98	$13.94	739,389	$13.94
21.00 – 30.99	75,000	5.57	27.50	75,000	27.50
$31.00 – $40.99	625,000	4.78	$35.12	625,000	$35.12

	1,439,389			1,439,389

No options were exercised during the three months ended March 31, 2007 and March 31, 2006.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities, ETFs and rights listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges, as well as a market-maker in ETFs, futures and options on several exchanges. This segment also provides support services for the NYSE specialist activities. The Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LSPE, LABDR and BV, and will include LSPH and LSPD upon their commencement of operations, since they share similar economic and operational characteristics.

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

	Three Months Ended March 31,
	2007	2006
Specialist and Market-Making Segment:
Total revenues, net of interest expense	$41,880	$244,643
Operating expenses	32,929	42,208
Depreciation and amortization	2,767	2,815

Income before taxes	6,184	199,620

Segment goodwill	250,569	250,569
Segment assets	$5,663,875	$5,210,676
Execution and Clearing Segment:
Total revenues, net of interest expense	$6,987	$24,132
Operating expenses	8,197	10,599
Depreciation and amortization	65	102

(Loss) income before taxes	(1,275)	13,431

Segment assets	$171,608	$88,450
Other (1):
Total revenues, net of interest expense	$(10,986)	$(12,292)
Operating expenses	2,238	2,883
Depreciation and amortization	679	65

Loss before taxes	(13,903)	(15,240)

Segment assets	$140,251	$112,872
Total:
Total revenues, net of interest expense	$37,881	$256,483
Operating expenses	43,364	55,690
Depreciation and amortization	3,511	2,982

(Loss) income before taxes	(8,994)	197,811

Goodwill	250,569	250,569

Assets	$5,975,734	$5,411,998

(1)	Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income) and elimination entries.

9.	NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

In the NYSE/Archipelago merger, the Company’s 39 NYSE memberships were converted into the right to receive an aggregate of $11.7 million cash (not including the permitted dividend) and 3,126,903 shares of NYSE Group, Inc. common stock (“NYX shares”). The $11.7 million cash distribution was treated as monetary consideration for which a realized gain was recognized in the first quarter of 2006.

APB No. 29 “Accounting for Non-Monetary Transactions” (as amended) provides guidance on exchanges of assets in a non-monetary transfer. Accounting for non-monetary assets acquired in a substantially non-monetary exchange is at times based on cost or fair value of the assets relinquished and at times on the fair value of the assets received in the exchange. Based on the guidance under APB No. 29, the Company valued the shares of NYX stock received in the NYSE/Archipelago merger at fair value, which was deemed to be the value of the shares on the first day trading commenced for NYX shares, or $67.00 per share. Based upon this interpretation, the Company realized a $130.1 million gain from the exchange of its NYSE memberships for 3.1 million shares of NYX stock, which includes the effect of a valuation allowance due to the restrictions on transfer applicable to the NYX stock.

Since the consummation of the NYSE/Archipelago merger, the Company has accounted for its investment in the NYX stock as corporate equities not readily marketable at the estimated fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide—Brokers and Dealers in Securities. On March 7, 2007, the first restrictions were removed on one-third of the NYX investment. As such, the unrestricted balance of the Company’s NYX shares was reported as financial instruments owned, at fair value. At March 31, 2007, the NYSE closing market price for the NYX shares was $93.75 per share, as compared to the closing price of NYX shares at December 31, 2006 of $97.20. This resulted in the Company’s recognition of an unrealized loss of $4.2 million for the quarter ended March 31, 2007, which includes a valuation allowance due to the share restrictions and is included in net (loss) gain on investments in the Company’s Consolidated Statement of Operations. There is no valuation allowance on shares without restrictions, reported in financial instruments owned, at fair value. On April 4, 2007, the NYSE Group consummated its merger with Euronext N.V. (the “NYSE/Euronext merger”) to form NYSE Euronext, Inc., and the Company’s NYX shares were exchanged for an equal number of shares of the new NYSE Euronext common stock, which are also referred to herein as the “NYX shares.” Following the NYSE/Euronext merger, the restricted NYX shares originally received in the NYSE/Archipelago merger continue to be subject to the remainder of the three-year restriction on transfer. The restrictions will be removed on the remaining restricted NYX shares in equal installments on March 7, 2008 and 2009, unless the restrictions are removed earlier by NYSE Euronext in its sole discretion.

10.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	March 31, 2007	December 31, 2006
FINANCIAL INSTRUMENTS OWNED:
Corporate equities, not readily marketable	$180,774	$282,660
Corporate equities	2,791,014	1,825,503
Options	835,697	705,308
Exchange-traded funds	697,519	889,021
Government and corporate bonds	108,805	283,797
Non-marketable investments	7,318	7,271

	$4,621,127	$3,993,560

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$2,373,891	$2,330,817
Options	905,602	841,985
Exchange-traded funds	545,226	378,915
Government and corporate bonds	63,906	16,646

	$3,888,625	$3,568,363

11.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 1, 2007 filing of its 2006 10-K, except as follows:

In Re LaBranche Securities Litigation. On April 4, 2007, the Court certified the proposed class in the matter.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2006 10-K and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2006 10-K and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 10-K”) and our Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

We reported a net loss of $5.6 million in the first quarter of 2007, which included a pre-tax loss of $4.2 million related to the decline in fair value of the shares of NYX common stock we own and approximately $6.0 million in other recurring non-cash charges. The significant contributor to our losses is a reduction in our first-quarter cash equities specialist revenues following the implementation of the NYSE’s HYBRID market model. Under the HYBRID market model, which is in its initial stage, our participation rate was much lower than in the pre-HYBRID market, which translated into fewer opportunities to make profitable trades. We believe that electronic quoting will be the predominant trading strategy for us to provide liquidity in the HYBRID market. Therefore, we have been focusing our resources on building electronic trading algorithms. We have put electronic trading technologies into live production on a limited test basis in April 2007. Although it has taken somewhat longer than we thought to implement these trading technologies, our initial results have shown that these new technologies increase our specialist participation rates. However, we cannot estimate the trading profits, if any, that could result from these new trading technologies or increased participation rates.

However, our priority is to increase revenues. We will continue to be deliberate in rolling out our trading technologies in order to obtain the best possible results. We continue to believe that while the HYBRID market model and new technology will improve the marketplace, it will not eliminate market imbalances. Therefore, our primary responsibility is still to help counter those imbalances with our liquidity and we hope to continue to play an important role in stocks that trade in the HYBRID market. Future trading revenues from these new strategies are difficult to estimate.

In addition to these initiatives, our other non-traditional cash specialist and market-making businesses performed well in the first quarter of 2007. We continue to focus our resources on building those businesses and improve their trading technologies and efficiencies in order to continue and improve upon those positive results.

Our other priority is to continue to reduce our cost structure. One of our challenges has been to transform our legacy manual market cost structure in the new electronic trading market environment. In a year-over-year comparison, expenses at our cash equities specialist division were down by nearly 50%. In addition, we intend to outsource our execution and clearing segment’s clearance activities to a major Wall Street firm. We currently expect that this change could provide cost savings and could also release working capital that we can use as additional free cash for other corporate or working capital purposes.

On the other hand, the expenses at our holding company, in many ways, still reflect the costs of the past manual market model and the relatively high costs of being a public company. Furthermore, the interest expense associated with our public debt is high. We believe we are well capitalized and are seeking avenues to reduce our holding company’s legacy cost structure, including reducing our outstanding debt with our current and future free cash capital. These changes may result in better margins for our operating results.

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

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented:

	Three Months Ended March 31,
	2007			2006
	Amounts as originally reported	Adjustments (1)	Pro forma net income	Amounts as originally reported	Adjustments (1)	Pro forma net income
Revenues, net of interest expense	$37,881	$4,170	$42,051	$256,483	$(178,981)	$77,502
Total expenses	46,875	—	46,875	58,672	—	58,672

(Loss) income before (benefit) provision for income taxes	(8,994)	4,170	(4,824)	197,811	(178,981)	18,830
(Benefit) provision for income taxes	(3,439)	1,814	(1,625)	85,522	(77,018)	8,504

Net (loss) income applicable to common stockholders	$(5,555)	$2,356	$(3,199)	$112,289	$(101,963)	$10,326

Basic	$(0.09)	$0.04	$(0.05)	$1.85	$(1.68)	$0.17
Diluted	$(0.09)	$0.04	$(0.05)	$1.83	$(1.66)	$0.17

(1)	Reflects loss or gain in each accounting period based on the change in fair market value of the Company’s restricted and unrestricted NYX shares owned at the end of each such period versus the beginning of such period.

New Accounting Developments

Employee Incentive Plans

The Company adopted the fair value recognition provisions for share-based awards pursuant to SFAS No. 123(R) effective January 1, 2006. Please refer to Footnote 6, “Employee Incentive Plans” of our consolidated financial statements in this report for additional information and disclosure.

Accounting for Tax Uncertainties

The Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective January 1, 2007. Please refer to Footnote 4, “Income Taxes” of our consolidated financial statements in this report for additional information and disclosure.

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

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the public market price of our common stock as of the valuation date in estimating the fair value of our specialist reporting unit. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. We also assumed certain discount rates and certain terminal growth rates in our calculations. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the three months ended March 31, 2007, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future goodwill impairment testing will not result in impairment charges in subsequent periods.

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

We review the reasonableness of the carrying amount of our trade name and stock listing rights on an annual basis in conjunction with our goodwill impairment assessment. During the three months ended March 31, 2007, there were no changes in circumstances that necessitated trade name and stock listing rights impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future trade name and stock listing rights impairment testing will not result in impairment charges in subsequent periods.

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

We account for our investment in the NYX stock at estimated fair value of such restricted and non-restricted shares pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide – Brokers and Dealers in Securities.

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

We estimate and provide for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5, “Accounting for Contingencies” and FIN 48, “Accounting for Uncertainty in Income Taxes”. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Restructuring Transactions

As of January 3, 2007, we converted our LaBranche Financial Services, Inc. (“LFSI”) subsidiary into a limited liability company by way of a merger of LFSI with and into a newly formed limited liability company, which succeeded to all the rights, obligations and liabilities of LFSI. Subsequently, on January 17, 2007, the new entity changed its name to LaBranche Financial Services, LLC. LaBranche & Co Inc. is the sole member of LaBranche Financial Services, LLC, which is referred to herein as “LFS.”

Results of Operations

Specialist and Market-Making Segment Operating Results

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2007	2006	Change
Revenues:
Net gain on principal transactions	$49,948	$65,359	(23.6)%
Commissions and other fees	6,040	10,104	(40.2)
Stock borrow interest	56,834	26,224	116.7
Other interest	3,736	3,478	7.4
Net (loss) gain on investments	(4,506)	165,901	(102.7)
Other	34	262	(87.0)

Total segment revenues	112,086	271,328	(58.7)
Interest expense	70,206	26,685	163.1

Revenues, net of interest expense	41,880	244,643	(82.9)
Operating expenses	35,696	45,023	(20.7)

Income before taxes	$6,184	$199,620	(96.9)%

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

Commissions and other fees revenue generated by our Specialist and Market-Making segment consists primarily of fees earned by our specialists for providing liquidity on the New York Stock Exchange and for executing limit orders on the American Stock Exchange. Other fees are related to a specialist rebate program which was to be implemented in mid-2007. In the first quarter of 2007, we were paid a specialist allocation pool payment by the NYSE in lieu of the proposed rebate fee. This allocation pool payment recently was extended by the NYSE due to delays in implementing the rebate program. Accordingly, the allocation pool payments will continue to be received by us until the NYSE implements the new specialist rebate program.

Interest revenue generated by our Specialist and Market-Making segment consists primarily of interest earned in securities lending transactions and inventory financing in connection with our trading in options, futures and ETFs.

Net (loss) gain on investments reflects the aggregated revenues generated from investments of our restricted and unrestricted NYX shares and other investments not derived specifically from specialist and market-making activities.

Other revenue at our Specialist and Market-Making segment consists primarily of miscellaneous receipts not derived specifically from specialist and market-making activities.

Key Metrics of our Specialist and Market-Making Activities —When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on cash equity specialist financial results. Some of the key metrics that we review, and their values for the three month periods ended March 31, 2007 and 2006, are as follows:

	For the Three Months Ended March 31,		Percentage
	2007	2006	Change
NYSE average daily share volume (in millions)	2,027.5	1,833.1	10.6%
LAB share volume on the NYSE (in billions)	25.5	25.7	(0.8)%
LAB dollar value on the NYSE (in billions)	$984.8	$958.1	2.8%
Share volume of principal shares traded (in billions)	2.4	5.2	(53.8)%
Dollar value of principal shares traded (in billions)	$95.2	$196.3	(51.5)%
Average closing price of the CBOE Volatility Index	12.6	12.0	5.0%
Program trading as an approximate percentage of NYSE average daily share volume	31.9%	29.3%	8.9%
Number of Specialist ETFs	96	49	95.9%
Number of Specialist Options	637	643	(0.9)%

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

Three Months Ended March 31, 2007 Compared to March 31, 2006

Net gain on principal transactions for the first quarter of 2007 decreased as a result of reduction in our first-quarter traditional specialist revenues due to the NYSE’s implementation of the HYBRID market model and continued lower volatility and increased program trading. This decrease was partially offset by strong performance in our options, futures and ETF specialist market-making activities.

Commission and other fees revenue during the first quarter of 2007 decreased as the result of the NYSE rule change in December 2006 implementing the commission program for certain specialist limit order transactions. In the first quarter of 2007, the Company was paid a specialist allocation pool payment in the amount of $2.1 million per month from the NYSE.

The increase in stock borrow interest income was primarily due to increased stock borrow positions during the first quarter of 2007, as compared to the first quarter of 2006.

Interest income on our short term investments remained relatively unchanged.

Net (loss) gain on investments is the result of the unrealized loss on our NYX shares of $4.5 million, which represents the decline in the fair value of the NYX shares since December 31, 2006, offset by a reduced valuation allowance due to the removal of transfer restrictions from one-third of those NYX shares. Comparatively, the first quarter 2006 gain of $165.9 million reflected both the realized gain from the merger on March 1, 2006 and the unrealized gain from the increase in the fair value of the NYX shares net of a valuation allowance for the transfer restrictions.

Interest expense increased primarily as a result of increased inventory financing costs relating to the growth and expansion of trading activity in our options, futures and ETFs specialist and market-making operations.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Execution and Clearing Segment Operating Results

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2007	2006	Change
Revenues:
Commissions	$6,745	$10,040	(32.8)%
Stock borrow interest	547	135	305.2
Other interest	564	283	99.3
Net (loss) gain on investments	(321)	13,768	(102.3)
Other	31	71	(56.3)

Total segment revenues	7,566	24,297	(68.9)
Interest expense	579	165	250.9

Revenues, net of interest expense	6,987	24,132	(71.0)
Operating expenses	8,262	10,701	(22.8)

(Loss) income before taxes	$(1,275)	$13,431	(109.5)%

Our Execution and Clearing segment’s commissions revenue includes fees charged to customers for execution, clearance and direct-access floor brokerage activities.

Net (loss) gain on investments reflects the aggregated revenues generated from investments of the Company’s restricted and unrestricted NYX shares and other investments not derived specifically from execution and clearing activities.

Our Execution and Clearing segment’s other revenues consist primarily of fees charged to customers for use of our proprietary front-end order execution system.

Three Months Ended March 31, 2007 Compared to March 31, 2006

Commission revenues decreased as a result of a decline in broker order flow and reduced trade volume for direct-access and institutional customers.

Stock borrow interest increased as a result of an increase in stock borrow contracts and from negative “reverse” rebates we receive for lending securities that are considered “hard to borrow.”

Other interest increased as a result of an increase in amounts invested as a result of a capital contribution by our holding company in the fourth quarter of 2006.

Net (loss) gain on investments is the result of the unrealized loss on our NYX shares of $0.3 million represents the decline in the fair value of the NYX shares since December 31, 2006, offset by a reduced valuation allowance due to removal of transfer restrictions from one-third of those NYX shares. Comparatively, the first quarter 2006 gain of $13.8 million reflected both the realized gain from the merger on March 1, 2006 and the unrealized gain from the increase in the fair value of the NYX shares net of a valuation allowance for the transfer restrictions.

Interest expense increased primarily as a result of stock loan rebate payable due to increased activity.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2007	2006	Change
Interest	$1,923	$1,021	88.3%
Net loss on investments	(29)	(113)	(74.3)
Other	59	4	1375.0

Total segment revenues	1,953	912	114.1
Interest expense	12,939	13,204	(2.0)

Revenues, net of interest expense	(10,986)	(12,292)	(10.6)
Operating expenses	2,917	2,948	(1.0)

Loss before taxes	$(13,903)	$(15,240)	(8.8)%

The portion of our revenues that is not generated from our two principal business segments consists primarily of interest income and net gains or losses from our non-marketable investments.

Three Months Ended March 31, 2007 Compared to March 31, 2006

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of increased cash balances.

Net loss on investments decreased as a result of a decrease in the losses on our non-marketable investments.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months Ended March 31,		Percentage
(000’s omitted)	2007	2006	Change
Expenses:
Employee compensation and related benefits	$24,122	$34,141	(29.3)%
Exchange, clearing and brokerage fees	9,054	10,010	(9.5)
Lease of exchange memberships and trading license fees	682	1,051	(35.1)
Depreciation and amortization	3,511	2,982	17.7
Other	9,506	10,488	(9.4)

Total expenses before taxes	46,875	58,672	(20.1)
(Benefit) provision for income taxes	$(3,439)	$85,522	(104.0)%

Our Specialist and Market-Making segment’s employee compensation and related benefits expense consists of salaries, wages and performance-based compensation paid to our traders and related support staff. The employee compensation and related benefits expense associated with our Execution and Clearing segment consists of salaries, wages and performance-based compensation paid to our execution and clearing professionals, as well as incentive-based compensation paid to various trading professionals based on their earned commissions. Performance-based compensation may include cash compensation and stock-based compensation granted to managing directors, trading professionals and other employees based on our operating results.

Exchange, clearing and brokerage fees expense at our Specialist and Market-Making segment consists primarily of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, technology fees, a flat annual fee and execution and clearing fees. Our Execution and Clearing segment’s exchange, clearing and brokerage fees expense consists of floor brokerage fees paid to direct-access floor brokers and fees paid to various exchanges.

Three Months Ended March 31, 2007 Compared to March 31, 2006

Employee compensation and related benefits decreased as a result of the decreased headcount in our cash equities specialist operations and our holding company. This was slightly offset by increases in headcount in our the market-making operations.

Exchange, clearing and brokerage fees decreased as a result of the NYSE eliminating the specialist trading privilege fee and specialist allocation fee for stock listings assigned to specialist firms.

Lease of exchange memberships and trading license fees decreased due to the reduced headcount in our cash equity specialist operations. This resulted in a decrease of the number of our NYSE trading licenses.

Depreciation and amortization of intangibles increased as a result of large capital asset additions in the fourth quarter of 2006 relating to construction of new office space.

The decrease in other operating expenses was due mainly to decreases in occupancy and direct credit payable expenses offset by increases in communication and legal fees.

Our income tax expense in the first quarter of 2007 mainly reflects the benefit from the NYX share value reduction combined with the operating loss. In the first quarter of 2006, by comparison, the expense was $85.5 million, primarily due to our net gain associated with the NYX transaction and improved operating results.

Liquidity and Capital Resources

As of March 31, 2007, we had $5,975.7 million in assets, of which $570.6 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of March 31, 2007, our most significant long-term indebtedness was the $199.8 million aggregate principal amount of our outstanding senior notes that mature in May 2009 and the $260.0 million aggregate principal amount of our outstanding senior notes that mature in May 2012.

At March 31, 2007, our net cash capital position was $174.8 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $100 million.

	($ millions)
	3/31/2007	12/31/2006
Cash Capital Available
Stockholders’ equity	$870.8	$874.7
Subordinated debt	5.7	6.4
Long term debt > 1 year	459.8	459.8
Other holding company liabilities	50.1	57.5

Total cash capital available	$1,386.4	$1,398.4
Cash Capital Required:
Regulatory capital	$314.9	$337.8
Working capital	171.0	180.5
Illiquid assets/long-term investments	718.9	723.9
Subsidiary intercompany	4.2	7.1

Total Cash Capital Required	$1,209.0	$1,249.3

Net Cash Capital	$177.4	$149.1

“Cash Capital Available” is mainly comprised of stockholders’ equity, long term debt, subordinated debt and other liabilities of our holding company which, in the aggregate, constitute the currency used to purchase our assets and provide our working capital. This amount will be effected principally as debt matures or is refinanced and as earnings are retained or paid as dividends. “Cash Capital Required” mainly consists of the assets used in our businesses. Regulatory capital is defined as capital required by the SEC and applicable exchanges to be maintained by broker-dealers. It is principally comprised of cash, net equities, other investments and net receivables from other broker-dealers. Working capital constitutes liquid assets provided to our subsidiaries in excess of the required regulatory capital. Illiquid assets and long term investments are mainly comprised of exchange memberships, intangible assets, such as goodwill, trade name and stock listing rights, deposits, deferred taxes and non-marketable investments. “Net Cash Capital” is considered to be the excess of Cash Capital Available over Cash Capital Required, or “free cash,” which we can utilize to fund our business needs.

We also monitor alternative funding measures in addition to our available net cash capital. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of March 31, 2007, we have identified the following alternative funding measures to support future debt maturity requirements:

•	Reduction of excess capital at LaBranche & Co. LLC to only required net liquid assets (excess NLA dividend)

•	Further reduction of NLA requirements by the NYSE and SEC

•	Liquidation of net invested capital at certain subsidiaries

•

Our NYX shares, as previously discussed, can be either sold or held as good capital as their restrictions are removed. If the shares are held as good capital, no tax charge is applied and cash can be freed from its current use as NLA capital.

Alternative Funding Measures
$ millions
Net cash capital	$177.4
Unrestricted NYX group stock (2) (3)	58.1
Further reduction of NLA requirements (1)	30.0
Investment in subsidiaries other than cash equities specialist	173.9
Restricted NYX group stock (2) (3)	116.3

Total cash available from alternate funding measures	$555.7

(1)	Estimated based on calculations of new NLA requirements, subject to NYSE approval.

(2)	Computed on an after-tax basis.

(3)	Based on NYX price of $93.75 per share on March 31, 2007.

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

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and structured within the context of two significant debt tranches with a significant spread of years between maturities (mid-term and long-term). Thus, we have strategically negotiated debt terms maturing in 2009 and 2012 for the significant debt tranches. In addition, the debt tranches have call provisions which allow pre-maturity retirements as early as May of 2007. The debt tranches have available maturities and calls over the six year period 2007 through 2012 to allow us maximum flexibility in satisfying the debt maturities with payments and/or sufficient time to refinance the long-term debt as required. The following chart profiles our long-term debt maturity schedule as of March 31, 2007.

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. We are not restricted, however, from repurchasing our outstanding senior notes pursuant to the optional redemption provisions of the indenture. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock. As of March 31, 2007, our consolidated fixed charge coverage ratio, as defined, was 0.89:1, which means we currently cannot make “restricted payments” exceeding an aggregate of $15.0 million over the life of the indenture. Even though our fixed charge coverage ratio is below 2.00:1, we are still in compliance with all our covenants under the indenture. It should be noted that the fixed charge ratio will be significantly impacted by a reduction of debt in either tranche of our senior notes due to the fact that interest expense related to such debt will be eliminated from the denominator in the ratio.

In addition, under the indenture governing our outstanding senior notes, if, at any time, our cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million, we will not be entitled to make a “restricted payment” at such time. As of March 31, 2007, our cumulative consolidated net income since July 1, 2004 was $179.1 million, and we had received approximately $1.4 million of cash upon the exercise of options since July 1, 2004. As explained above, however, our “fixed charge coverage ratio” currently is below 2.00:1 and accordingly, we are unable to make restricted payments greater than the $15.0 million “basket” described above. While we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent this covenant will prevent or limit us from making restricted payments in the future.

The indenture governing our outstanding senior notes permits us to redeem some or all of the senior notes due 2009 on or after May 15, 2007 and some or all of the senior notes due 2012 on or after May 15, 2008 at varying redemption prices, depending on the date of redemption. In addition, we have the option to redeem up to 33.0% of the aggregate principal amount of the senior notes due 2009 at a redemption price of 109.5% and up to 33.0% of the aggregate principal amount of the senior notes due 2012 at a redemption price of 111.0% using the proceeds of certain equity offerings which we may complete on or prior to May 15, 2007. Under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase outstanding senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. To the extent we repurchase any outstanding senior notes, our fixed-term interest payments would be correspondingly reduced.

On March 2, 2007, we retired the remaining $13.6 million aggregate principal amount of our senior subordinated notes due March 2007 that we did not repurchase in connection with our May 2004 debt refinancing. Those notes were cancelled and no senior subordinated notes of this series remain outstanding. We also retired a subordinated note at LaBranche & Co. LLC in the amount of $0.7 million due to an acceleration of the maturity by the note holder.

As of March 31, 2007, the subordinated indebtedness of LaBranche & Co. LLC totaled $8.7 million. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between February 2007 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in each of June 2004, 2005 and 2006. LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes. Our outstanding junior subordinated notes in the aggregate principal amount of $2.7 million, have automatic rollover provisions, which extend their maturity for an additional year, unless we provide at least six months advance notice of our intention not to renew at maturity.

LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

As of March 31, 2007, our outstanding indebtedness included eight separate note obligations, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

Below is a table providing future redemption and repayment opportunities with respect to the above-described debt pursuant to the terms thereof:

Debt	Interest Rate	Remaining Principal	Maturity Date	First Call
Senior Notes due 2012	11.0%	$260.0 million	May 15, 2012	May 15, 2008 first call is at 105.50% (2)
Senior Notes due 2009	9.5%	$199.8 million	May 15, 2009	May 15, 2007 first call is at 104.75% (2)
Subordinated Notes	9.0%	$8.0 million	August 7, 2007	None - will be paid at maturity
Senior Subordinated Notes(1)	7.69%	$6.0 million	June 3, 2008	None - will be paid at maturity
Junior Subordinated Notes	10.0%	$2.7 million	Automatic Renewal	None - Requires six-month notice to redeem

Total		$476.5 million

(1)	Of the $6.0 million remaining principal, $3.0 million must be paid in June 2007 (with interest) and the other $3.0 million must be paid in June 2008 (with interest).

(2)	The redemption premium is reduced by one-half each subsequent May 15.

As of March 31, 2007, we had a tax receivable of $3.2 million compared to $5.4 million at December 31, 2006, which included a pending tax assessment of $2.5 million.

Our “Other liabilities” of $15.3 million reflected on the accompanying 2007 consolidated statement of financial condition are comprised of legal and tax contingencies pursuant to SFAS 5 and FIN 48. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of March 31, 2007, LaBranche & Co. LLC’s net capital, as defined, was $365.6 million, which exceeded the minimum requirements by $365.0 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets, their position requirement. Prior to September 1, 2006, LaBranche & Co. LLC’s and LSPS’ net liquid asset requirements were combined. The combined requirement was satisfied by LaBranche & Co. LLC’s net liquid assets alone. Since September 1, 2006, each of LaBranche & Co. LLC and LSPS has been required to compute and meet its own requirement. As of March 31, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of net liquid assets, as defined, was $311.8 million, and its actual net liquid assets, as defined, were $367.4 million. LSPS’ net liquid assets requirement as of March 31, 2007 is discussed below. As of March 31, 2006, LaBranche & Co. LLC’s and LSPS’ minimum required combined dollar amount of net liquid assets, as defined, was $447.0 million. LaBranche & Co. LLC’s actual net liquid assets, as defined, were $455.8 million as of March 31, 2006. LaBranche & Co. LLC thus satisfied its net liquid asset requirement as of each of those dates.

On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital requirement for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction is to be effected in four quarterly installments, the first three of which were on September 1, 2006, December 1, 2006 and March 9, 2007. After the first installment, LaBranche & Co. LLC paid to us a dividend of $49 million, after the second installment, LaBranche & Co. LLC paid to us a dividend of $57 million and after the third installment, LaBranche & Co. LLC paid to us a dividend of $44 million. These dividend payments were mainly comprised of the net liquid asset reductions, but also included dividends for excess regulatory capital. LaBranche & Co. LLC’s aggregate required minimum net liquid asset requirement will be further reduced in an additional installment on June 1, 2007.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position equal to the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of March 31, 2007 and December 31, 2006, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.5 million or 2.0% of aggregate debit items, as defined. As of March 31, 2007 and December 31, 2006, LFS’ net capital, as defined, was $39.4 million and $38.3 million, respectively, which exceeded minimum requirements by $37.9 million and $36.8 million, respectively.

As a clearing broker-dealer, LFS also is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of April 3, 2007, to comply with its March 31, 2007 requirement, cash and U.S. Treasury Bills in the amount of $14.2 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $2.4 million. As of January 3, 2007, to comply with its December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $3.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.7 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFS as allowable assets in the correspondents’ net capital calculation. As of April 3, 2007, to comply with LFS’ March 31, 2007 requirement, cash and U.S. Treasury Bills in the amount of $4.2 million were segregated in a special reserve account for the exclusive benefit of PAIB customers, exceeding actual requirements by $1.0 million. As of January 3, 2007, to comply with LFS’s December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.2 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $1.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2007 and December 31, 2006, LSP’s net capital, as defined, was $75.7 million and $68.2 million, respectively, which exceeded minimum requirements by $74.2 million and $67.4 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .29 to 1 and .18 to 1, respectively

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2007 and December 31, 2006, LSPS’ net capital, as defined, was $21.1 million and $20.2 million, respectively, which exceeded the minimum requirements by $20.9 million and $20.0 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .11 to 1 and .12 to 1, respectively. As of March 31, 2007, LSPS’ NYSE minimum required dollar amount of net liquid assets, as defined, was $13.5 million, and its actual net liquid assets, as defined, were $20.9 million. Prior to September 1, 2006, LSPS was not required to perform a separate net liquid assets calculation because LaBranche & Co. LLC’s net liquid assets exceeded the combined net liquid assets requirement of LaBranche & Co. LLC and LSPS.

As a registered broker-dealer and AMEX member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and AMEX. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2007, LSPD’s net capital, as defined, was $3.0 million, which exceeded its minimum requirement by $3.0 million

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and net liquid assets, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s net liquid asset requirement of $311.8 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the net liquid asset requirement of $311.8 million is met by LaBranche & Co. LLC’s securities positions, pending trades and other assets associated with our equity specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of March 31, 2007 was used to meet its net liquid asset requirement.

Cash Flows

Our cash and cash equivalents decreased $67.7 million to $489.7 million at the end of the first quarter of 2007. The decrease was the result of the combined effects of $5.6 million of negative cash flow from earnings, a $10.7 million net increase in working capital applied to broker/dealer receivables and payables and investments, a $30.0 million increase in securities purchased under an agreement to resell, $5.6 million decrease of net other liabilities over other assets, a $1.5 million expenditure for capital assets and a $14.3 million repayment of a subordinated and short term debt.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing. The following table sets forth the credit ratings on our registered outstanding senior notes as of March 31, 2007:

	Moody’s Investors Service	Standard & Poor’s
2009 Senior Notes	Ba3	B
2012 Senior Notes	Ba3	B

In March 2007, Moody’s Investor Services changed its credit rating of our outstanding senior notes from Ba2 to Ba3 but continued a stable outlook due to our high quality balance sheet and improved liquidity. In September 2005, Standard & Poors improved its outlook on our outstanding senior notes to stable, while affirming our B rating, due to our improved debt service and liquidity positions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first three months of 2007, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2006, as described in our 2006 10-K.

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

Floor Management Committee. Our NYSE floor management committee is currently composed of five post managers, one wheel manager, three floor managers, one SWAT team manager and one quality assurance manager. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our specialist stocks. In determining these procedures and guidelines, the floor management committee considers the recommendations of the floor captains. The post managers meet with their respective floor captains on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for particular specialist stocks. The wheel managers ensure that the floor is adequately staffed at all times. In addition, post managers, wheel managers and floor captains are always available on the trading floor to review and assist with any unusual trading situations reported by a floor captain, and the swat-team manager is available to assess and provide assistance on break-out, or intense, trading situations. Our floor management committee reports to our executive operating committee about each of these trading situations as they occur. Our floor management committee also trains other specialists and trading assistants on a regular basis on new rules and/or interpretations from the NYSE with respect to our specialist obligations and guidelines, with the assistance of our compliance department.

Floor Captains. We currently employ seven floor captains who monitor the activities of our cash equity specialists throughout the trading day from various positions at our trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist our specialists in determining when to deviate from procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from these procedures and guidelines to their respective post managers. Floor captains meet with each specialist at least once a week to evaluate each specialist’s adherence to our risk management procedures and trading guidelines, as well as to review compliance reports generated by the compliance department in monitoring and reviewing specialist trading activities. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

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

A high concentration of equity specialists’ principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. The percentage of our equity specialist trading revenue generated from our ten most profitable specialist stocks has increased from 21.7% to 49.5% of total principal trading revenue in 2006 and 2007, respectively. The percentage of our equity specialist trading revenue generated from our twenty-five most profitable specialist stocks has increased from 40.5% to 76.7% of total principal trading revenue in 2006 and 2007, respectively. We believe that these increases have been impacted by the implementation of the HYBRID market. We believe that when our algorithmic trading technology has been fully operational, these statistics could return to normal expectations, although we cannot provide assurance of these results. However, we are not overly reliant on a particular group of specialist stocks, as the composition of our ten and twenty-five most profitable specialist stocks changes frequently.

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

Our traders purchase and sell futures, options, the stocks underlying certain positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs specialist and market making activities are responsible for managing these risks. These managers utilize a third-party software application to monitor specialist and market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue with senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Our options, futures and ETFs trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, thereby reducing potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETF’s in our specialist and market-making portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2006	$2,121	$614	$(20)	$8,086	$28,799
March 31, 2007	$27,818	$(4,107)	$0	$6,292	$(7,207)

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

(000’s omitted)	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2006	$(962)	$(320)	$320	$962
March 31, 2007	$20	$7	$(7)	$(20)

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in security prices, volatility, interest rates and other related factors.

As specialists and market makers in options, ETFs and futures, we generally maintain large specialist and market maker positions. Historically, we have been operating in a low and moderate interest rate market. As such, the Company may be sensitive to interest rate increases or decreases and/or widening credit spreads may create a less favorable operating environment for this line of business.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings since the March 1, 2007 filing of the 2006 10-K, except as follows:

In Re LaBranche Securities Litigation. On April 4, 2007, the Court certified the proposed class in the matter.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2006 10-K and above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2006 10-K and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2006 10-K, which could materially affect our business, financial condition or future results. There have been no material changes in the Risk Factors disclosed in the 2006 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2007	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007.