Form 10-Q
period 2007-06-30
LABRANCHE & CO INC
filed 2007-08-09
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 7, 2007 was 61,471,300.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$63,754	$24,822	$112,649	$89,787
Commissions and other fees	12,187	18,540	24,971	38,684
Net (loss) gain on investments	(53,673)	(30,429)	(58,528)	148,815
Stock borrow interest	59,270	35,262	116,652	61,673
Other interest	8,078	5,539	15,354	10,715
Other	1,158	(518)	1,282	78

Total revenues	90,774	53,216	212,380	349,752
Interest expense	91,956	55,948	175,680	96,001

Total revenues, net of interest expense	(1,182)	(2,732)	36,700	253,751
EXPENSES:
Employee compensation and related benefits	24,188	9,382	48,086	43,523
Exchange, clearing and brokerage fees	10,597	12,564	19,651	22,574
Lease of exchange memberships and trading license fees	630	1,260	1,312	2,311
Depreciation and amortization	3,617	3,078	7,129	6,060
Goodwill impairment	164,100	—	164,100	—
Specialist stock list impairment	335,264	—	335,264	—
Restructuring costs	849	—	1,073	—
Other	10,059	10,594	19,565	21,086

Total expenses	549,304	36,878	596,180	95,554

(Loss) income before (benefit) provision for income taxes	(550,486)	(39,610)	(559,480)	158,197
(BENEFIT) PROVISION FOR INCOME TAXES	(181,542)	(17,222)	(184,981)	68,300

Net (loss) income applicable to common stockholders	$(368,944)	$(22,388)	$(374,499)	$89,897

Weighted-average common shares outstanding:
Basic	61,471	60,734	61,370	60,713
Diluted	61,471	60,734	61,370	61,399
(Loss) Earnings per share:
Basic	$(6.00)	$(0.37)	$(6.10)	$1.48
Diluted	$(6.00)	$(0.37)	$(6.10)	$1.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$501,202	$557,352
Cash and securities segregated under federal regulations	3,443	7,413
Securities purchased under agreements to resell	5,000	35,000
Receivable from brokers, dealers and clearing organizations	75,865	87,183
Receivable from customers	438	2,859
Financial instruments owned, at fair value	4,553,751	3,993,560
Commissions and other fees receivable	71	3,601
Exchange memberships owned, at adjusted cost (market value of $6,071 and $4,411, respectively)	1,315	1,314
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $15,390 and $13,950, respectively	18,434	18,069
Intangible assets, net of accumulated amortization:
Specialist stock lists, net of accumulated amortization of $65,738 at December 31, 2006	—	340,452
Trade name	25,011	25,011
Goodwill	84,218	250,569
Deferred tax assets	44,638	22,713
Income tax receivable	9,886	5,449
Other assets	22,136	24,344

Total assets	$5,345,408	$5,374,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers and dealers and clearing organizations	$816,526	$123,346
Payable to customers	649	4,816
Financial instruments sold, but not yet purchased, at fair value	3,397,670	3,568,363
Accrued compensation	18,994	12,027
Accounts payable and other accrued expenses	21,867	29,220
Other liabilities	15,133	15,175
Deferred tax liabilities	98,189	256,394
Short term debt	11,000	24,635
Long term debt	459,811	459,811
Subordinated indebtedness	2,700	6,395

Total liabilities	4,842,539	4,500,182

Commitments and contingencies
Common stock, $.01 par value, 200,000,000 shares authorized; 61,471,300 and 60,733,889 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	615	607
Additional paid-in capital	697,087	694,434
(Accumulated deficit)/retained earnings	(194,833)	179,666

Total stockholders’ equity	502,869	874,707

Total liabilities and stockholders’ equity	$5,345,408	$5,374,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Six Months Ended June 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(374,499)	$89,897
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,129	6,060
Amortization of debt issuance costs and bond discount	997	939
Compensation expense related to stock-based compensation	2,661	2,503
Deferred taxes, net	(180,130)	54,960
Goodwill impairment	164,100	—
Stock list impairment	335,264	—
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	3,970	(1,876)
Securities purchased under agreements to resell	30,000	34,000
Receivable from brokers, dealers and clearing organizations	11,318	427,219
Receivable from customers	2,421	121
Financial instruments owned, at fair value	(560,191)	(1381,078)
Commissions and other fees receivable	3,530	322
Other assets	(3,218)	(9,614)
Payable to brokers and dealers	693,180	517,234
Payable to customers	(4,167)	2,820
Financial instruments sold, but not yet purchased, at fair value	(170,693)	445,530
Accrued compensation	6,967	(17,056)
Accounts payable and other accrued expenses	(7,353)	4,226
Other liabilities	(42)	4,609
Income taxes payable	—	259
Tax benefit from vesting of stock based compensation	(99)	—

Net cash (used in) provided by operating activities	(38,855)	181,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(2,305)	(4,666)
Payments for purchases of exchange memberships	(1)	(150)
Proceeds from sale of business unit	2,250	—

Net cash used in investing activities	(56)	(4,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of subordinated debt	(3,695)	(3,000)
Principal payments of short term debt	(13,643)	—
Tax benefit from vesting of stock based compensation	99	61

Net cash used in financing activities	(17,239)	(2,939)

(Decrease) increase in cash and cash equivalents	(56,150)	173,320
CASH AND CASH EQUIVALENTS, beginning of period	557,352	427,284

CASH AND CASH EQUIVALENTS, end of period	$501,202	$600,604

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$179,164	$94,337
Income taxes	$2,268	$14,051
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Net decrease (increase) in corporate equities, not readily marketable from NYX exchange transaction.	$23,816	$(192,717)
Net increase from exchange of NYSE memberships for NYX common stock	$—	$58,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, LLC., a New York limited liability company (“LFS”), LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC and LFS, the 100% stockholder of LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), and LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD” and collectively with the Holding Company, LaBranche & Co. LLC, LFS, LSHI, LABDR, BV, LSP, LSPS, LSPE and LSPH, the “Company”).

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and, until July 9, 2007, in equity securities on the American Stock Exchange (“AMEX”). In June 2007, LaBranche & Co. LLC agreed to sell its equity securities specialist business in the American Stock Exchange (“AMEX”). The final transfer of the related securities was made on July 9, 2007. LFS is a registered broker-dealer and a member of the NYSE and other exchanges and primarily provides securities execution and brokerage services to institutional investors. LFS also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS is a registered broker-dealer that operates as a specialist in ETFs traded on the NYSE. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Securities Authority. LSPH operates as a market-maker for ETFs and engages in hedging transactions in Asia. LSPD is an NASD member firm that was acquired by LSH in April 2006 and is in the process of obtaining approval from the NASD to become an institutional execution firm in derivative and structured products and intends to become a market-maker in securities quoted on the NASDAQ system. LABDR provided disaster recovery services and back-up facilities to other Holding Company subsidiaries until June 8, 2007, when the Company centralized its disaster recovery efforts in the Holding Company. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain of the Company’s June 30, 2006 statement of operations balances have been reclassified to conform to the presentation in the current period. Interest expense (including margin interest expense) was netted against interest income to determine net revenues. In addition, a new caption, “Net (loss) gain on investments,” was added principally to combine the gains from investments of the Company’s restricted and unrestricted NYX shares and gains or losses from other investments not derived from specialist and market-making activities.

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

The unaudited interim condensed consolidated financial information as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of June 30, 2007 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2006 included in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007 (the “2006 10-K”). Results of the second quarter 2007 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

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

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current federal, state and local taxes	$(7,115)	$3,375	$(4,851)	$13,340
Deferred tax (benefit) provision	(174,427)	(20,597)	(180,130)	54,960

Total (benefit) provision for income taxes	$(181,542)	$(17,222)	$(184,981)	$68,300

In the second quarter of 2007, the Company reduced its income tax accrual rate from 43.5% to 40.0% due to a reduction in the state income tax rate and an immediate change in its state income tax apportionment factor. During the quarter ended June 30, 2007, the Company recognized $5.1 million in tax benefits resulting from both the tax rate change and the state apportionment factor change. The Company’s effective tax rate for the first six months of 2007 was 33%. This reflects a reduction of the Company’s effective tax rate mainly for the non-deductible goodwill impairment charges. The Company expects its accrual rate to remain at 40% for the remainder of 2007.

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

In the second half of 2007, it is reasonably possible that the Company will release an aggregate of approximately $3.6 million (including interest of $0.6 million) of unrecognized tax benefits related to the amortization of certain intangible assets, due to the anticipated lapse of the statute of limitations. All Federal and New York City filings for 2003 and prior are due to expire no later than March 31, 2008. All New York State filings for 2002 and prior are due to expire no later than December 31, 2007. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Of the total unrecognized tax benefits, the entire balance could have an effect on the effective tax rate.

Unrecognized tax benefits, including interest, net of taxes, of $1.5 million, at June 30, 2007 were as follows (000’s omitted):

Balance as of March 31, 2007	$14,128
Gross Increases current period tax positions	372
Gross Increase – interest	291
Rate change adjustment	(900)

Balance as of June 30, 2007	$13,891

Open tax years by jurisdiction and their current statute of limitations expiration dates are as follows:

	Federal	NYS	NYC
2000	—	12/31/07	—
2001	—	12/31/07	—
2002	12/31/07	12/31/07	3/31/08
2003	9/15/07	5/31/08	3/31/08
2004	3/15/08	9/15/08	9/12/08
2005	8/18/09	8/18/09	8/18/09

The significant changes in deferred tax assets and liabilities mainly are a result of the specialist stock listing rights and goodwill impairment charges reported for the quarter ended June 30, 2007 and the decrease in the fair value of the Company’s NYX shares. Deferred tax assets and liabilities were as follows (000’s omitted):

	June 30, 2007	December 31, 2006
DEFERRED TAX ASSETS:
Compensation related	$1,703	$3,482
Intangibles and related goodwill	31,923	2,269
Financial instruments, valuation allowance	4,600	9,949
NOL carry-forward	4,128	4,169
Other	2,284	2,844

	$44,638	$22,713

DEFERRED TAX LIABILITIES:
Financial instruments	$84,581	$124,966
Intangibles	—	117,858
Trademark	4,055	4,024
Depreciation	2,506	1,527
Dividend income	2,990	1,761
Other	4,057	6,258

	$98,189	$256,394

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX (through July 8, 2007), is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of June 30, 2007 and December 31, 2006, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $311.4 million and $365.5 million, respectively, which exceeded the minimum requirements by $310.8 million and $364.3 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .03 to 1 and .05 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets (“NLA”), their position requirement. Prior to September 1, 2006 LaBranche & Co. LLC’s and LSPS’ NLA requirements were combined. The combined requirement was calculated by LaBranche & Co. LLC, and the combined requirement was met with its own NLA alone. Since September 1, 2006, each of LaBranche & Co. LLC and LSPS has been required to compute and meet its own NLA requirement. As of June 30, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $286.2 million and its actual NLA, as defined, were $304.5 million. As of June 30, 2006, LaBranche & Co. LLC’s and LSPS’ combined NYSE minimum required dollar amount of NLA, as defined, was $447.0 million, and LaBranche & Co. LLC’s actual NLA, as defined, were $460.5 million. As of June 30, 2007 and December 31, 2006, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its own NLA requirement as of those dates. On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction was effected in four quarterly installments. After each installment, LaBranche & Co. LLC paid a dividend to the Holding Company in the amount of $49.0 million on September 1, 2006, $57.0 million on December 1, 2006, $44.0 million on March 9, 2007 and $90 million on June 18, 2007. Pursuant to these NLA rules, LaBranche & Co. LLC is entitled to use unrestricted shares of its NYX stock as NLA, or “good” regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of June 30, 2007 included approximately $60.0 million in NYX stock (after the risk-based haircuts). Likewise, the final two dividends to the Holding Company of $44.0 million and $90.0 million included an aggregate $60.0 million effect of using NYX stock as “good” regulatory capital rather than cash.

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $1.0 million for each one tenth of one percent (.1%) of the aggregate NYSE transaction dollar volume in a cash equities specialist organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. The second component is calculated either by multiplying the average haircuts on a specialist organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. LaBranche & Co. LLC is currently working with the NYSE to have a proposed VAR model approved, which could result in a slight additional reduction of its NLA requirement. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other specialists’ respective percentages of overall NYSE transaction dollar volume.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position equal to the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of June 30, 2007 and December 31, 2006, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements. As of July 8, 2007, LaBranche & Co. LLC’s AMEX specialist business was sold and no further capital requirement is applicable.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. Prior to June 30, 2007 the minimum required net capital was equal to the greater of $1.5 million or 2% of aggregate debit items as defined. As of June 30, 2007 and December 31, 2006, LFS’ net capital, as defined, was $40.1 million and $38.3 million, respectively, which exceeded minimum requirements by $39.1 million and $36.8 million, respectively.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2007 and December 31, 2006, LSP’s net capital, as defined, was $80.3 million and $68.2 million, respectively, which exceeded minimum requirements by $78.1 million and $67.4 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .42 to 1 and .18 to 1, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2007 and December 31, 2006, LSPS’ net capital, as defined, was $21.4 million and $20.2 million, respectively, which exceeded the minimum requirements by $21.2 million and $20.0 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .15 to 1 and .12 to 1, respectively. As of June 30, 2007, LSPS’ NYSE minimum required dollar amount of NLA, as defined, was $13.5 million. LSPS’ actual NLA, as defined, were $21.2 million. Prior to September 1, 2006, LSPS was not required to perform a separate NLA calculation because LaBranche & Co. LLC’s actual NLA exceeded the combined NLA requirement of LaBranche & Co. LLC and LSPS.

As a registered broker-dealer and AMEX member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and AMEX. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2007, LSPD’s net capital, as defined, was $3.0 million, which exceeded its minimum requirement by $3.0 million.

6.	EARNINGS (LOSS) PER SHARE

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted (loss) earnings per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares for periods in which there is net income available to common stockholders. For the three months ended June 30, 2007 and 2006, 328,802 and 692,397 restricted stock units, respectively, were anti-dilutive and, therefore, excluded from the diluted (loss) earnings per share calculation. Similarly, for the six months ended June 30, 2007, 353,969 restricted stock units were anti-dilutive and therefore excluded from the diluted (loss) earnings per share calculation.

The computations of basic and diluted earnings per share are set forth below (000’s omitted, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted (loss) earnings per share – net (loss) income applicable to common stockholders	$(368,944)	$(22,388)	$(374,499)	$89,897
Denominator for basic (loss) earnings per share – weighted-average number of common shares outstanding	61,471	60,734	61,370	60,713
Dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	—	—	686
Denominator for diluted (loss) earnings per share – weighted-average number of common shares outstanding	61,471	60,734	61,370	61,399
(Loss) earnings per share:
Basic	$(6.00)	$(0.37)	$(6.10)	$1.48
Diluted	$(6.00)	$(0.37)	$(6.10)	$1.46

Options to purchase an aggregate of 1,409,389 and 1,654,778 shares of common stock were outstanding during the three months ended June 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the 2007 second quarter, 837,184 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive. In addition, 909,435 shares relating to restricted stock units at June 30, 2006 were potentially dilutive. The calculation of diluted earnings per share includes the dilutive effect of these stock-based awards.

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

The following disclosures are also being provided pursuant to the requirements of SFAS 123(R):

The Company sponsors one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant. Amortization of compensation costs for grants awarded under the Plan recognized during the quarters ended June 30, 2007 and 2006 was approximately $1.0 million and $1.1 million, respectively. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $400,000 and $478,000 for the quarters ended June 30, 2007 and 2006, respectively.

Unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $6.9 million at June 30, 2007 and $7.0 million at December 31, 2006. The cost of these non-vested awards is generally expected to be recognized over a weighted-average period of approximately three years.

SFAS No. 123(R) generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. The Company did not grant any share-based awards prior to its adoption of SFAS No. 123(R) to retirement-eligible employees or those with non-substantive non-compete agreements. In addition, no grants of any stock options or RSUs were changed or amended after the Company’s adoption of SFAS No. 123(R) to reflect retirement eligibility or non-compete agreements.

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal 2009 may not exceed 7,687,500 shares. As of June 30, 2007 and December 31, 2006, 2,880,060 shares and 3,023,625 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

The Company issued restricted stock units to employees under the Plan, primarily in connection with year-end compensation. All of the restricted stock units outstanding as of June 30, 2007 and December 31, 2006 required future service as a condition to the delivery of the underlying shares of common stock. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the restricted stock units become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the restricted stock units upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2006	1,569,832	$9.55

Granted	600,000	8.99
Vested	(716,849)	9.13
Forfeited	(181,666)	10.50

RSUs Outstanding as of March 31, 2007	1,271,317	$9.39

Granted	—	—
Vested	—	—
Forfeited	(105,331)	9.08

RSUs Outstanding as of June 30, 2007	1,165,986	$9.42

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying SFAS No. 123(R) as of June 30, 2007, for purposes of determining share-based award expense, RSUs with respect to 1,160,953 shares of the Company’s common stock were expected to vest, with a weighted average price of $9.45 per share.

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

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2006	1,599,389	$24.99
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(160,000)	35.31

Options Outstanding as of March 31, 2007	1,439,389	$23.84
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(30,000)	7.50

Options Outstanding as of June 30, 2007	1,409,389	$23.11

Options Exercisable as of:
March 31, 2007	1,439,389	$23.84
June 30, 2007	1,409,389	$23.11

The following table summarizes information about stock options outstanding as of June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	739,389	2.68	$13.94	739,389	$13.94
21.00 – 30.99	75,000	5.32	27.50	75,000	27.50
$31.00 – $40.99	595,000	4.53	$35.13	595,000	$35.13

	1,409,389			1,409,389

No options were exercised during the six months ended June 30, 2007 and June 30, 2006.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities, ETFs and rights listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges (including the AMEX until July 9, 2007), as well as a market-maker in ETFs, futures and options on several exchanges. As of August 1, 2007, the Specialist and Market-Making segment withdrew as the specialist firm for 26 of its 27 ETF products on the NYSE. The Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPS, LSPE, LSPH, LSPD, LABDR and, through June 30, 2007, BV.

The Company’s Institutional Brokerage segment (formerly called the Execution and Clearing segment) provides mainly securities execution and brokerage services to institutional investors, and currently includes the operations of LFS. Until June 8, 2007, the Institutional Brokerage segment also provided securities clearing services to its own customers and customers of introducing brokers. On June 8, 2007, LFS entered into a relationship with a major Wall Street firm to provide clearing services on behalf of the Institutional Brokerage segment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Specialist and Market- Making Segment:
Total Revenues, net of interest expense	$6,812	$2,371	$48,692	$247,014
Operating expenses	37,118	22,435	70,046	64,642
Goodwill impairment	164,100	—	164,100	—
Specialist stock list impairment	335,264	—	335,264	—
Depreciation and amortization	2,726	2,816	5,494	5,631

(Loss) income before taxes	(532,396)	(22,880)	(526,212)	176,741

Segment goodwill	84,218	250,569	84,218	250,569
Segment assets	$4,993,819	$4,581,859	$4,993,819	$4,581,859
Institutional Brokerage Segment:
Total, Revenues, net of interest expense	$2,295	$7,149	$9,283	$31,280
Operating expenses	7,574	9,237	15,772	19,836
Depreciation and amortization	56	103	121	205

(Loss) income before taxes	(5,335)	(2,191)	(6,610)	11,239

Segment assets	70,509	64,413	$70,509	$64,413
Other (1):
Total Revenues, net of interest expense	$(10,289)	$(12,252)	$(21,275)	$(24,543)
Operating expenses	1,631	2,128	3,869	5,016
Depreciation and amortization	835	159	1,514	224

Loss before taxes	(12,755)	(14,539)	(26,658)	(29,783)

Segment assets	$281,080	$107,907	$281,080	$107,907
Total:
Total, Revenues, net of interest expense	$(1,182)	$(2,732)	$36,700	$253,751
Operating expenses	46,323	33,800	89,687	89,494
Goodwill impairment	164,100	—	164,100	—
Specialist stock list impairment	335,264	—	335,264	—
Depreciation and amortization	3,617	3,078	7,129	6,060

(Loss) income before taxes	(550,486)	(39,610)	(559,480)	158,197

Goodwill	84,218	250,569	84,218	250,569

Assets	$5,345,408	$4,754,179	$5,345,408	$4,754,179

(1)	Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income) and elimination entries.

9.	NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

In the March 7, 2006 merger of the NYSE and Archipelago Holdings, Inc. (the “NYSE/Archipelago merger”), the Company’s 39 NYSE memberships were converted into the right to receive an aggregate of $11.7 million cash (not including the permitted dividend) and 3,126,903 shares of NYSE Group, Inc. common stock (“NYX shares”). The $11.7 million cash distribution was treated as monetary consideration for which a realized gain was recognized in the first quarter of 2006.

On April 4, 2007, the NYSE Group consummated its merger with Euronext N.V. (the “NYSE/Euronext merger”) to form NYSE Euronext, Inc., and the Company’s NYX shares were exchanged for an equal number of shares of the new NYSE Euronext common stock, which are also referred to herein as the “NYX shares.” Following the NYSE/Euronext merger, the restricted NYX shares originally received in the NYSE/Archipelago merger continued to be subject to restriction on transfer. The restriction with respect to the second third of the NYX shares was removed by the NYSE Euronext in June 2007. The restriction on the remaining one-third of the Company’s restricted NYX shares will be removed in March 2009, unless removed earlier by the Board of NYSE Euronext at its sole discretion.

At June 30, 2007, the NYSE closing market price for the NYX shares was $73.62 per share, as compared to the closing price of NYX shares at March 31, 2007 of $93.75. This resulted in the Company’s recognition of an unrealized loss of $54.6 million for the quarter ended June 30, 2007, which includes the change in a valuation allowance due to the remaining transfer restrictions and is included in net (loss) gain on investments in the Company’s Condensed Consolidated Statement of Operations. There is no valuation allowance on shares without transfer restrictions, which are reported in financial instruments owned, at fair value.

On June 6, 2007, the board of directors of NYSE Euronext, Inc. declared an annual cash dividend of $1.00 per share, payable on a quarterly basis. On July 13, 2007, the first quarterly dividend of $0.25 was paid to shareholders of record as of the close of business on June 28, 2007. The aggregate dividend payment made with respect to the Company’s 3,126,903 NYX shares was $0.8 million.

10.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	June 30, 2007	December 31, 2006
FINANCIAL INSTRUMENTS OWNED:
Corporate equities, not readily marketable	$70,413	$282,660
Corporate equities	2,967,371	1,825,503
Options	812,610	705,308
Exchange-traded funds	589,181	889,021
Government and corporate bonds	101,826	283,797
Non-marketable investments	12,350	7,271

	$4,553,751	$3,993,560

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$1,619,493	$2,330,817
Options	1,002,582	841,985
Exchange-traded funds	627,130	378,915
Government and corporate bonds	148,465	16,646

	$3,397,670	$3,568,363

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2007, the Company recognized impairment charges of $164.1 million and $335.3 million for goodwill and specialist stock listing rights, respectively. Although the Company’s annual goodwill and intangibles impairment testing date is December 31, SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three months ended June 30, 2007, certain changes in circumstances led management to believe that the fair value of the Company’s Specialist and Market-Making reporting unit could be lower than its carrying amount. The primary factor triggering management’s decision to reassess the reasonableness of the carrying value of goodwill and stock listing rights was the Company’s sale of its AMEX equity specialist operations for less than their carrying value.

We had amortized our identifiable intangible stock listing rights over their estimated useful lives in accordance with SFAS No. 142, and test for potential impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. At June 30, 2007, the Company performed an undiscounted cash flow analysis of forecasted earnings from its acquired specialist stock lists. Due to a significant decrease in 2007 revenues as a result of the NYSE’s HYBRID market implementation the after tax cash flows from the Company’s acquired lists did not exceed the mandatory charge for contributory assets, the largest being the $300 million NLA requirement. The $335.3 million impairment charge represents a total impairment of the Company’s acquired specialist stock lists due to a negative cash flow under the contributory asset model used for testing. As a result of this impairment, amortization of the Company’s stock listing rights will decrease from $2.6 million per quarter to zero in future periods.

In testing for goodwill impairment, management determined the fair value of the Company’s equity first by comparing the fair value of the Company’s Specialist and Market-Making reporting unit to its carrying value. The primary methods used to estimate the fair value of the Company’s equity at June 30, 2007 included the use of an independent appraisal, various cash flow estimates and related discount rate assumptions, as well as the market capitalization of the Company. In its discounted cash flow analysis, the Company used certain estimates and assumptions to make financial projections, which incorporated the annualized operating results for the six months ended June 30, 2007 as the base year. The operating results and cash flows for the annualized 2007 period took into account the aforementioned lower revenues. Based on these trends, the Company’s earnings forecast for the testing period were revised. Since the result of this first comparison resulted in a deficit of the Specialist and Market-Making reporting unit’s carrying value over its fair value, the Company then estimated the implied fair value of goodwill of its Specialist and Market-Making reporting unit and compared it to its carrying value. Implied fair value of goodwill was determined by valuing all Specialist and Market-Making reporting unit assets and liabilities pursuant to the purchase accounting guidelines prescribed by SFAS No. 141, “Business Combinations.” The $164.1 million impairment charge represents the excess of Specialist reporting unit goodwill carrying value over its implied fair value. In accordance with SFAS 142, the Company will reassess its goodwill for impairment as of December 31, 2007, its annual impairment test date.

12.	RESTRUCTURING

During the first quarter of 2007, the Company approved and implemented a restructuring plan, which was completed by June 2007, which was designed to improve the future operating position of the Company. The planned action included termination of employees whose services were no longer deemed necessary due to conversion of LFS from a clearing broker to an introducing broker. Due to increased automation with the introduction of the HYBRID market the specialist and market-making segment continued to reduce required headcount. Total costs incurred under this plan were $1.1 million which were expensed in the first six months of 2007. These amounts consisted of severance payments to terminated employees and are included in restructuring costs on the statement of operations. Of the $1.1 million expensed, $0.7 million was paid in the first six months of 2007, and the remaining $0.4 million was disbursed in July 2007. For 2007, the restructuring expenses incurred by segment are as follows (000s omitted):

	Specialist and Market-Making	Institutional Brokerage	Total
Severance payments	$608	$465	$1,073

13.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 1, 2007 filing of its 2006 10-K and the Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the SEC on May 10, 2007 (the “First Quarter 10-Q”), except as follows:

Brown. On June 15, 2007, the Court denied Ms. Brown’s motion for leave to amend the complaint.

Sea Carriers, LP I, et al. v. NYSE Euronext, et al. On or about June 1, 2007, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York, Sea Carriers, LP I, et al. v. NYSE Euronext, et al., No. 07 CV 4658, allegedly on behalf of a class consisting of all persons who placed market orders to purchase or sell securities on the NYSE through the NYSE’s Super Designated Order Turnaround System (“SuperDOT”) between October 17, 1998 and the present. Plaintiffs name as defendants NYSE Euronext and various groups of NYSE Euronext member firms, including: (i) firms that allegedly maintain operations as specialist, floor broker and routing broker, including Goldman Sachs Group, Inc. (and its subsidiaries Spear, Leeds & Kellogg Specialists LLC and Goldman Sachs Execution & Clearing, L.P.), Bear, Stearns & Co., Inc. (and its subsidiaries Bear Wagner Specialists LLC and Bear, Stearns Securities Corp.) and Bank of America Corporation (and its subsidiaries Fleet Specialists, Inc. and Bank of America Securities LLC); (ii) firms that allegedly maintain operations as specialist and floor broker, but not routing broker, including the Company (and its LaBranche & Co. LLC subsidiary), Susquehanna International Group,

Inc. (and its subsidiary SIG Specialists, Inc.) and Van der Moolen Holding, N.V. (and its subsidiary Van der Moolen Specialists USA, LLC); and (iii) firms that allegedly directed orders for execution, or executed orders, using the floor facilities of the NYSE, including Merrill Lynch & Co., Inc. (and its subsidiary Merrill Lynch, Pierce, Fenner & Smith Inc.), Citigroup, Inc. (and its subsidiary Citigroup Global Markets, Inc.), Morgan Stanley Co., Inc., UBS Securities LLC, Credit Suisse Group, Inc. (and its subsidiary Credit Suisse Securities (USA) LLC), Jeffries Group, Inc. (and its subsidiary Jeffries Execution Services, Inc.), Deutsche Bank Securities Inc. and Fidelity Investments (and its subsidiary National Financial Services, Inc.).

Plaintiffs allege antitrust, securities and breach of fiduciary duty claims against different combinations of the defendants listed above. With respect to LaBranche & Co. LLC and the Company, plaintiffs allege violations of Sections 1 and 2 of the Sherman Act, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, as well as breaches of alleged fiduciary duties to the purported class, all of which were committed by, among other things, allegedly conspiring to allow the NYSE to attain and maintain an unlawful monopoly in the asserted market for trade execution services, engaging in a continuing combination and conspiracy in unreasonable restraint of trade and commerce in the pricing of trade execution services for the stocks assigned to LaBranche & Co. LLC as specialist, materially misrepresenting the asserted market for and pricing of trade execution services, and manipulating trading on the NYSE, all allegedly in favor of floor traders and to the detriment of SuperDOT traders. Plaintiffs seek unspecified money damages, including trebling under the antitrust laws, equitable and/or injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on trading proceedings, and attorneys’ fees and reimbursement of expenses.

As of August 8, 2007, neither LaBranche & Co Inc. nor LaBranche & Co. LLC had yet been served with or responded to the complaint.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2006 10-K, the First Quarter 10-Q and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2006 10-K, the First Quarter 10-Q and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Executive Overview

We reported a net loss of $368.9 million in the second quarter of 2007, which included a pretax non-cash charge of $499.4 million, as a result of the write-down of intangible assets related to our specialist and market-making business, and an unrealized pre-tax loss of $54.6 million associated with the decline in fair value of our NYX shares. Absent these charges, our pro-forma net income for the second quarter of 2007 was $6.6 million, which included a $5.1 million tax benefit, but also included approximately $6.0 million in non-cash expenses and restructuring charges.

The write-down of our intangible assets was taken because the transition to the HYBRID market continues to present significant challenges. One challenge is developing the algorithms and software necessary for our specialists to inject liquidity in a nearly fully automated market. We continue to work on our trading systems and, although this process is taking time, we believe that we are making progress in developing systems for the new HYBRID market structure. However, we cannot estimate net trading revenues, if any, that could result from new trading technologies or increased participation rates.

With regard to the new market structure, of particular importance to us are necessary changes that should be made to recognize the nearly fully-automated HYBRID market. We believe that current capital requirements for our cash equity specialist business are outdated and that our specialist broker-dealer should be subjected to the same requirements to which all other U.S. broker-dealers are subjected.

In addition, we believe that enhancements to the HYBRID system could be made that would better allow our specialists to offer price improvement and, hence, lower trading costs for the public. Other legacy expenses associated with a manual market still exist and need to be reduced or eliminated. We are actively attempting to further cut those expenses. In a year-over-year comparison, expenses associated with our cash equity specialists operations were down by over 50%. Additionally, we are continuing to reduce costs at our holding company, which are legacy costs associated with the former auction-based market structure. One large cost is the interest on our outstanding senior notes, which increases our expenses by approximately $28.2 million annually. We believe that we will be able to reduce this annual expense significantly in the future. During the second quarter of 2007, we outsourced our Institutional Brokerage segment’s clearance activities to a major Wall Street firm. We expect that this change will provide cost savings going forward and will also release working capital that we can use as additional free cash for other corporate or working capital purposes.

While the second quarter of 2007 was challenging for our traditional cash equity specialist business, our newer specialist and market-making operations showed significant progress. We have consistently believed that new and varied trading venues and products will develop and grow as the securities markets evolve and converge, and that global and alternate securities markets will increasingly interact with each other. Our expansion into new products and increased globalization have given us opportunities which we believe will allow us to grow and diversify our business. We have established a trading subsidiary in London that is now beginning to yield results. While the revenues from our new trading activities currently are difficult to estimate, and are materially affected by market conditions, we believe that our diversification into these new areas offer us considerable opportunity for growth.

It is difficult to predict where automated trade executions will take our traditional cash equity specialist business. We believe that we are making important adjustments in that business to adjust and adapt to changing conditions. We also believe that we have successfully made the transition to newer business lines that will benefit us and our stockholders.

As previously disclosed, we have initiated a review of strategic alternatives available to us for enhancing stockholder value. Our board of directors has retained Freeman & Co Securities LLC to assist in this review. There can be no assurance that the review will result in any particular strategic or financial transaction or, if it does, what the terms or timing will be. We do not expect to make further public statements with respect to this announcement unless and until review of strategic options results in a transaction.

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

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented (unaudited):

	Three Months Ended June 30,
	2007				2006
	Income (loss) as reported	Adjustments		Pro forma net income (loss)	Income (loss) as reported	Adjustments	Pro forma net income (loss)
Revenues, net of interest expense	$(1,182)	$54,618	(1)	$53,436	$(2,732)	$30,309	$27,577
Total expenses	549,304	(499,364	)(2)	49,940	36,878	—	36,878

(Loss) income before (benefit) provision for income taxes	(550,486)	553,982		3,496	(39,610)	30,309	(9,301)

(Benefit) provision for income taxes	(181,542)	178,425		(3,117)	(17,222)	13,184	(4,038)

Net (loss) income applicable to common stockholders	$(368,944)	$375,557		$6,613	$(22,388)	$17,125	$(5,263)

Basic	$(6.00)	$6.11		$0.11	$(0.37)	$(0.28)	$(0.09)
Diluted	$(6.00)	$6.11		$0.11	$(0.37)	$(0.28)	$(0.09)

	Six Months Ended June 30,
	2007				2006
	Income (loss) as reported	Adjustments		Pro forma net income (loss)	Income (loss) as reported	Adjustments	Pro forma net income (loss)
Revenues, net of interest expense	$36,700	$58,787	(1)	$95,487	$253,751	$(148,672)	$105,079
Total expenses	596,180	(499,364	)(2)	96,816	95,554	—	95,554

(Loss) income before (benefit) provision for income taxes	(559,480)	558,151		(1,329)	158,197	(148,672)	9,525
(Benefit) provision for income taxes	(184,981)	180,239		(4,742)	68,300	(63,834)	4,466

Net (loss) income applicable to common stockholders	$(374,499)	$377,912		$3,413	$89,897	$(84,838)	$5,059

Basic	$(6.10)	$6.16		$0.06	$1.48	$(1.40)	$0.08
Diluted	$(6.10)	$6.16		$0.06	$1.46	$(1.38)	$0.08

(1)	Reflects gains and losses in each accounting period, based on the fair market value of the Company’s restricted and unrestricted NYX shares at the end of each such period versus the beginning of such period.

(2)	Relates to the write-down of the carrying value of the Company’s goodwill and stock listing rights to reflect the results of the Company’s impairment evaluation under SFAS No.’s 142 and 144.

New Accounting Developments

Accounting for Tax Uncertainties

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN. 48 effective January 1, 2007. Please refer to Footnote 4, “Income Taxes” of our consolidated financial statements in this report for additional information and disclosure.

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

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “Accounting for Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We currently report the majority of our financial assets and liabilities at fair value in compliance with industry guidelines for brokers and dealers in securities. We have a significant investment in intangibles and goodwill as well as public debt which is not accounted for at fair value. We believe SFAS 159 exempts intangible assets and goodwill from fair value reporting. We currently are evaluating the potential impact that the adoption of SFAS 159 will have on our financial statements. However, it is unlikely we will mark to market the value of the public debt.

Derivative Instruments and Hedging Activities

In April 2007, the FASB issued a Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN No. 39-I defines “right of setoff’ and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with our current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-I will not have a material impact on our Condensed Consolidated Financial Statements.

Consolidation of Variable Interest Entities

In May 2007, the FASB issued FSP FIN No. 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies.” FSP FIN No. 46(R)-7 amends the scope of the exception to FIN No. 46(R) to state that investments accounted for at fair value in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, Investment Companies, are not subject to consolidation under FIN No. 46(R). This interpretation is effective for fiscal years beginning on or after December 15, 2007. Certain consolidated subsidiaries currently apply the accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. We are currently evaluating the impact, if any, that the adoption of this interpretation will have on our Condensed Consolidated Financial Statements.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the quarter ended June 30, 2007, certain changes in circumstances occurred that led us to believe that the fair value of our specialist and market-making segment could be lower than its carrying amount. The primary factor triggering our decision to reassess the reasonableness of the carrying value of our goodwill, was the sale of LaBranche & Co. LLC’s AMEX equity specialist assets for less than their carrying value. In our second quarter 2007 SFAS No. 142 test, we compared the fair value of our Specialist and Market-Making reporting unit and the fair value of our Specialist and Market-Making reporting unit’s goodwill—based on the methods described above—to their respective carrying values in two separate steps under SFAS No. 142 guidelines to arrive at the $164.1 million impairment charge we recognized during the 2007 fiscal second quarter. Despite our interim valuation of goodwill as of June 30, 2007, SFAS No. 142 requires us to test goodwill on an annual calendar basis. Accordingly, we will update our valuation models through and including our annual testing date, of December 31, 2007. We can provide no assurance that any future goodwill impairment testing will not result in goodwill impairment charges for the remainder of our 2007 fiscal year or in subsequent periods.

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

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. During the six months ended June 30, 2007, our trade name was tested and based upon our analysis, no impairment exists at June 30, 2007. We cannot provide assurance that a change in circumstances requiring an interim assessment or future trade name impairment testing will not result in impairment charges in subsequent periods prior to our required year-end test date.

We had amortized our identifiable intangible stock listing rights over their estimated useful lives in accordance with SFAS No. 142, and tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. During the quarter ended June 30, 2007, certain changes in circumstances occurred that led us to believe that the fair value of our specialist stock listing rights could be lower than their carrying amount. The primary factor triggering our decision to reassess the reasonableness of the carrying value of our stock listing rights was the sale of LaBranche & Co. LLC’s AMEX equity specialist operations for less than their carrying value. In our second quarter 2007 SFAS No. 144 test, we compared the fair value of our Specialist and Market-Making reporting unit and the fair value of our Specialist and Market-Making reporting unit’s stock listing rights—based on the methods described above—to their respective carrying values in two separate steps under SFAS No. 144 guidelines. At June 30, 2007, the Company performed an undiscounted cash flow analysis of forecasted earnings from its acquired specialist stock lists. Due to a significant decrease in 2007 revenues as a result of the NYSE’s HYBRID market implementation, the after tax cash flows from the Company’s acquired lists did not exceed the mandatory charge for contributory assets, the largest being the $300 million NLA requirement. The $335.3 million impairment charge represents a total impairment of the Company’s acquired specialist stock lists due to a negative cash flow under the contributory asset model used for testing.

Despite our interim valuation of goodwill and other intangible assets as of June 30, 2007, SFAS No. 142 and 144 requires us to test these intangible assets on an annual calendar basis. Accordingly, we will update our valuation models through and including our annual testing date, of December 31, 2007 for the goodwill and trade name assets. No further valuation will be required on the stock listing rights as the asset has been fully impaired.

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

Non-marketable investments are tested for potential impairment whenever events or changes in circumstances suggest that such investment’s carrying value may be impaired.

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

Institutional Brokerage Risk

Our Institutional Brokerage segment, through the normal course of business, enters into various securities transactions as agent. The execution of these transactions can result in unrecorded market risk and concentration of credit risk. Our Institutional Brokerage activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose us to risk in the event the customer or other broker is unable to fulfill its contractual obligations and we have to purchase or sell securities at a loss. For margin transactions, we may be exposed to significant market risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

Sale of AMEX Cash Equity Specialist Operations

On June 29, 2007, LaBranche & Co. LLC agreed to sell its AMEX cash equity specialist operations to Cohen Specialists, LLC, a New York-based specialist on the AMEX (“Cohen Specialists”), for aggregate cash consideration of $2,250,000. The sale was completed on July 9, 2007. In this transaction, Cohen Specialists acquired the right to be specialist in 89 equity securities listed on the AMEX and now employs all of the specialists and trading assistants formerly employed by LaBranche & Co. LLC in connection with these AMEX operations. There were and are no arrangements or material relationships, other than in respect of the transaction, between Cohen Specialists and us or any of our affiliates, officers or directors or any associate of such director or officer. No gain or loss was recognized for U.S. GAAP purposes on this transaction due to the impairment of our intangible assets as of the end of the second quarter of 2007.

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

Until June 8, 2007, LFS provided securities clearing services to its own customers and customers of introducing brokers. On June 8, 2007, LFS entered into a relationship with a major Wall Street firm to provide clearing services to those customers on behalf of our Institutional Brokerage segment.

Results of Operations

Specialist and Market-Making Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2007 vs. 2006 Percentage Change	Six Months 2007 vs. 2006 Percentage Change
(000’s omitted)	2007	2006	2007	2006
Revenues:
Net gain on principal transactions	$63,754	$24,823	$112,649	$89,787	156.8%	25.5%
Commissions and other fees	6,145	9,313	12,184	19,401	(34.0)	(37.2)
Stock borrow interest	59,031	35,085	115,866	61,310	68.3	89.0
Other interest	5,292	4,228	10,080	8,098	25.2	24.5
Net (loss) gain on investments	(49,367)	(28,116)	(53,873)	137,473	75.6	(139.2)
Other	1,028	(750)	1,063	(159)	(237.1)	(764.4)

Total segment revenues	85,883	44,583	197,969	315,910	92.6	(37.3)
Interest expense	79,071	42,212	149,277	68,896	87.3	116.7

Revenues, net of interest expense	6,812	2,371	48,692	247,014	187.3	(80.3)
Goodwill impairment	164,100	—	164,100	—	100.0	100.0
Specialist stock list impairment	335,264	—	335,264	—	100.0	100.0
Operating expenses	39,844	25,251	75,540	70,273	57.8	7.5

(Loss) income before taxes	$(532,396)	$(22,880)	$(526,212)	$176,741	(2226.9)%	(397.7)%

Revenues from our Specialist and Market-Making segment consist primarily of net gains and losses resulting from our market-making activities in ETFs, options and futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as specialist, and accrued dividends receivable or payable on our equity positions. These revenues are primarily affected by changes in share volume traded and fluctuations in prices of stocks, rights, options, ETFs and futures in which we are the specialist or in which we make a market. Also included in net gain on principal transactions are net gains earned from principal transactions in securities for which we act as specialist and interest income. Net gain on principal transactions represents trading gains net of trading losses and SEC transaction fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures.

Commissions and other fees revenue generated by our Specialist and Market-Making segment consists primarily of fees earned by our specialists for providing liquidity on the NYSE and for executing limit orders on the AMEX. Other fees are related to a specialist rebate program which was to be implemented in mid-2007. In the first quarter of 2007, we were paid an interim “specialist allocation pool” payment by the NYSE in lieu of the proposed rebate fee. This allocation pool program recently was extended by the NYSE, until at least August 31, 2007, due to delays in implementing the rebate program. Accordingly, the allocation pool payments will continue until the NYSE implements the new specialist rebate.

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

Key Metrics of our Specialist and Market-Making Business— When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on cash equity specialist financial results. Some of the key metrics that we review, and their values for the three and six month periods ended June 30, 2007 and 2006, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2007 vs. 2006 Percentage Change	Six Months 2007 vs. 2006 Percentage Change
	2007	2006	2007	2006
NYSE average daily share volume (in millions)	2,027.9	1,929.9	2,027.7	1,881.9	5.1%	7.7%
LAB share volume on the NYSE (in billions)	25.1	28.0	50.6	53.7	(10.4)	(5.8)
LAB dollar value on the NYSE (in billions)	$1,015.0	$1,008.6	$1,999.8	$1,966.8	0.6	1.7
Share volume of principal shares traded (in billions)	2.3	4.7	4.7	9.9	(51.1)	(52.5)
Dollar value of principal shares traded (in billions)	$98.9	$179.7	$194.1	$376.0	(45.0)	(48.4)
Average closing price of the CBOE Volatility Index	13.7	14.5	13.2	13.3	(5.5)	(0.8)
Program trading as an approximate percentage of NYSE average daily share volume	35.8%	32.4%	33.9%	30.9%	10.5	9.7
Number of Specialist ETFs (1)	120	73	120	73	64.4	64.4
Number of Specialist Options	631	761	631	761	(17.1)%	(17.1)%

(1)	As of August 1, 2007, the Specialist and Market-Making segment withdrew as the specialist firm for 26 of its 27 ETF products on the NYSE.

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

Three Months Ended June 30, 2007 versus June 30, 2006

The increase in our net gain on principal transactions reflects an increase in our option and ETF specialist and market-making principal trading revenue for the three months ended June 30, 2007 as compared to the same period in 2006. This increase in principal trading revenues was partially offset by the challenging trading conditions in our cash equity specialist business during the second quarter of 2007, primarily related to lower principal trading volumes at the NYSE of our listed stocks following the implementation of the HYBRID market.

Commission and other fees revenue during the second quarter of 2007 decreased as the result of the NYSE rule change in December 2006 implementing the specialist allocation pool program for certain specialist limit order transactions. In the second quarter of 2007, we received a specialist allocation pool payment in the amount of $2.1 million per month from the NYSE, versus the average monthly commission in the second quarter of 2006 of approximately $3.0 million.

Stock borrow interest increased mainly due to the increased trading opportunities for our non-cash equities specialist and market-making activities.

Net (loss) gain on investments is directly related to a decrease in the share price of shares of NYX stock during the second quarter of 2007.

Other revenue is mainly comprised of proprietary trading gains and our receipt of the first quarterly dividend declared in June 2007 by the NYSE Euronext with respect to its common stock.

Six Months Ended June 30, 2007 versus June 30, 2006

The increase in our net gain on principal transactions reflects an increase in our option and ETF specialist principal trading revenue for the six months ended June 30, 2007 as compared to the same period in 2006 this increase in principal trading revenues was partially offset by the challenging trading conditions in our cash equity specialist business during the first half of 2007, primarily related to lower principal trading volumes at the NYSE our listed stocks following the implementation of the HYBRID market.

Commission and other fees revenue during the first half of 2007 decreased as the result of the NYSE rule change in December 2006 implementing the rebate program for certain specialist limit order transactions. In 2007, we received a specialist allocation pool payment in the amount of $2.1 million per month from the NYSE, versus the average monthly commission in the first half of 2006 of approximately $3.2 million.

Stock borrow interest increased mainly due to the increased trading opportunities for the non-cash equities specialist and market-making activities

Net (loss) gain on investments is directly related to a decrease in the share price of the NYX stock during the first half 2007.

Other revenue is mainly comprised of proprietary trading gains and our receipt of the first quarterly dividend declared in June 2007 by the NYSE Euronext with respect to its common stock.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2007 vs. 2006 Percentage Change	Six Months 2007 vs. 2006 Percentage Change
(000’s omitted)	2007	2006	2007	2006
Revenues:
Commissions	$6,042	$9,219	$12,787	$19,260	(34.5)%	(33.6)%
Stock borrow interest	239	134	786	269	78.4	192.2
Other interest	503	257	1,068	540	95.7	97.8
Net (loss) gain on investments	(4,201)	(2,331)	(4,522)	11,436	(80.2)	(139.5)
Other	33	28	64	97	17.9	(34.7)

Total segment revenues	2,616	7,307	10,183	31,602	(64.2)	(67.8)
Interest expense	321	158	900	322	103.2	179.5

Revenues, net of interest expense	2,295	7,149	9,283	31,280	(67.9)	(70.3)
Operating expenses	7,630	9,340	15,893	20,041	(18.3)	(20.7)

(Loss) income before taxes	$(5,335)	$(2,191)	$(6,610)	$11,239	(143.5)%	(158.8)%

Our Institutional Brokerage segment’s commission revenue for the first half of 2007 and in prior periods includes fees charged to customers for execution, clearance and direct-access floor brokerage activities. The clearing fee revenues will decline significantly in future periods due to the outsourcing, since June 8, 2007, of LFS’s clearing operations to a major Wall Street firm.

Net (loss) gain on investments reflects the aggregated revenues generated from investments of the Company’s restricted and unrestricted NYX shares and other investments not derived specifically from institutional brokerage activities.

Three Months Ended June 30, 2007 versus June 30, 2006

Commissions revenue decreased primarily as a result of a reduction in the number of our direct access customers. Furthermore, adverse market conditions reduced commissions earned by institutional trading.

Net loss on investments is directly related to a decrease in the share price of shares of NYX stock during the second quarter of 2007.

Six Months Ended June 30, 2007 versus June 30, 2006

Commissions revenue decreased primarily as a result of a reduction in the number of our direct access customers. Furthermore, adverse market conditions reduced commissions earned by institutional trading.

Stock borrow and stock loan interest increased due to a higher contractual value of stock financing transactions.

Other interest increased due to a $20.0 million capital infusion in the fourth quarter 2006 being invested in U.S. Treasury bills.

Net loss on investments is directly related to a decrease in the share price of shares of NYX stock during the second quarter of 2007.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2007 vs. 2006 Percentage Change	Six Months 2007 vs. 2006 Percentage Change
(000’s omitted)	2007	2006	2007	2006
Interest	$2,282	$1,055	$4,205	$2,076	116.3%	102.6%
Net loss on investments	(104)	19	(133)	(94)	(647.4)	41.5
Other	97	252	156	257	(61.5)	(39.1)

Total segment revenues	2,275	1,326	4,228	2,239	71.6	88.9
Interest expense	12,564	13,578	25,503	26,782	(7.5)	(4.8)

Revenues, net of interest expense	(10,289)	(12,252)	(21,275)	(24,543)	(16.0)	(13.3)
Operating expenses	2,466	2,287	5,383	5,240	7.8	2.7

Loss before taxes	$(12,755)	$(14,539)	$(26,658)	$(29,783)	(12.3)%	(10.5)%

The portion of our revenues that is not generated from our two principal business segments consists primarily of interest income and net gains or losses from our non-marketable investments.

Three Months Ended June 30, 2007 versus June 30, 2006

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of cash balances increasing by approximately $159 million.

Other revenues decreased as a result of our receipt in 2006 of an escrow payment related to a non-marketable investment.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Six Months Ended June 30, 2007 versus June 30, 2006

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of cash balances increasing by approximately $159 million.

Other revenues decreased as a result of our receipt in 2006 of an escrow payment related to a non-marketable investment.

Our Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three months 2007 vs. 2006 Percentage Change	Six months 2007 vs. 2006 Percentage Change
(000’s omitted)	2007	2006	2007	2006
Expenses:
Employee compensation and related benefits	$24,188	$9,382	$48,086	$43,523	157.8%	10.5%
Exchange, clearing and brokerage fees	10,597	12,564	19,651	22,574	(15.7)	(12.9)
Lease of exchange memberships and trading license fees	630	1,260	1,312	2,311	(50.0)	(43.2)
Depreciation and amortization	3,617	3,078	7,129	6,060	17.5	17.6
Goodwill impairment	164,100	—	164,100	—	100.0	100.0
Specialist stock list impairment	335,264	—	335,264	—	100.0	100.0
Restructuring	849	—	1,073	—	100.0	100.0
Other	10,059	10,594	19,565	21,086	(5.1)	(7.2)

Total expenses before taxes	549,304	36,878	596,180	95,554	1389.5	523.9
Provision (benefit) for income taxes	$(181,542)	$(17,222)	$(184,981)	$68,300	954.1%	(370.8)%

Our Specialist and Market-Making segment’s employee compensation and related benefits expense consists of salaries, wages and performance-based compensation paid to our traders and related support staff. The employee compensation and related benefits expense associated with our Institutional Brokerage segment consists of salaries, wages and performance-based compensation paid to our institutional brokerage professionals, as well as incentive-based compensation paid to various trading professionals based on their earned commissions. Performance-based compensation may include cash compensation and stock-based compensation granted to managing directors, trading professionals and other employees based on our operating results.

Exchange, clearing and brokerage fees expense at our Specialist and Market-Making segment consists primarily of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, technology fees, a flat annual fee and execution and clearing fees. Our Institutional Brokerage segment’s exchange, clearing and brokerage fees expense consists of floor brokerage fees paid to direct-access floor brokers and fees paid to various exchanges.

Three Months Ended June 30, 2007 versus June 30, 2006

Employee compensation and related benefits increased primarily as a result of the comparable period in 2006 sustaining poor trading results in May and June 2006 which significantly decreased bonus and incentive compensation. Partially offsetting this increase was a decrease in base salary expense due to reduction of headcount in the fourth quarter of 2006 and the first half of 2007.

Exchange, clearing and brokerage fees decreased primarily due to a reduction in the fee structure of the NYSE for our cash equity specialist business and decreased trading volume in our Institutional Brokerage segment. This decline was offset by an increase in trading activity in our options, ETFs and futures specialist and market-making operations.

Lease of exchange memberships and trading license fees declined as a result of decreased headcount which resulted in a decrease in the number of trading licenses required on the NYSE.

Goodwill and stock list impairment charges were the result of interim impairment testing triggered by the sale of our AMEX cash equity specialist operations for below carrying value and changing market conditions associated with the HYBRID market. Please refer to Footnote 11, “Goodwill and Other Intangible Assets” of our consolidated financial statements in this report for additional information and disclosure.

Restructuring charges were the result of the planned reduction of workforce and related severance costs due the automation of markets, general cost reductions and the outsourcing of the Institutional Brokerage segment’s clearing operations to a major Wall Street firm. Please refer to Footnote 12, “Restructuring” of our consolidated financial statements in this report for additional information and disclosure.

Six Months Ended June 30, 2007 versus June 30, 2006

Employee compensation and related benefits increased primarily as a result of the comparable period in 2006 sustaining poor trading results in May and June 2006 which significantly decreased bonus and incentive compensation. Partially offsetting this increase was a decrease in base salary expense due to a 40% reduction of headcount in the first six months of 2007.

Exchange, clearing and brokerage fees decreased primarily due to a reduction in the fee structure of the NYSE for our cash equity specialist business and decreased trading volume in our Institutional Brokerage segment. This decline was offset by an increase in trading activity in our options, ETFs and futures specialist and market-making operations.

Lease of exchange memberships and trading license fees decreased as a result of decreased headcount which resulted in a decrease in the number of trading licenses required on the NYSE.

Goodwill and stock list impairment charges were the result of interim impairment testing triggered by the sale of our AMEX cash equity specialist operations for below carrying value and changing market conditions associated with the HYBRID market. Please refer to Footnote 11, “Goodwill and Other Intangible Assets” of our consolidated financial statements in this report for additional information and disclosure.

Restructuring charges were the result of the planned reduction of workforce and related severance costs due the automation of markets, general cost reductions and the outsourcing of the Institutional Brokerage segment’s clearing operations to a major Wall Street firm. Please refer to Footnote 12, “Restructuring” of our consolidated financial statements in this report for additional information and disclosure.

Liquidity and Capital Resources

As of June 30, 2007, we had $5,345.4 million in assets, of which $509.6 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of June 30, 2007, our most significant long-term indebtedness was the $199.8 million aggregate principal amount of our outstanding senior notes that mature in May 2009 and the $260.0 million aggregate principal amount of our outstanding senior notes that mature in May 2012, or $459.8 million of public debt in aggregate.

At June 30, 2007, our net cash capital position was $242.5 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged approximately $141 million.

	($ millions)
	6/30/2007	12/31/2006
Cash Capital Available:
Stockholders’ equity	$502.9	$874.7
Subordinated debt	5.7	6.4
Promissory note	8.0	8.0
Long term debt > 1 year	459.8	459.8
Other holding company liabilities	28.8	49.5

Total cash capital available	$1,005.2	$1,398.4
Cash Capital Required:
Regulatory capital	$236.6	$337.8
Working capital	180.0	180.5
NYX unrestricted shares	153.5	—
Illiquid assets/long-term investments	190.1	723.9
Subsidiary intercompany	2.5	7.1

Total Cash Capital Required	$762.7	$1,249.3

Net Cash Capital	$242.5	$149.1

“Cash Capital Available” is mainly comprised of stockholders’ equity, long term debt, subordinated debt and other liabilities of our holding company which, in the aggregate, constitute the currency used to purchase our assets and provide our working capital. This amount will be affected principally as debt matures or is refinanced and as earnings are retained or paid as dividends. “Cash Capital Required” mainly consists of the assets used in our businesses. Regulatory capital is defined as capital required by the SEC and applicable exchanges to be maintained by broker-dealers. It is principally comprised of cash, net equities, other investments and net receivables from other broker-dealers. Working capital constitutes liquid assets provided to our subsidiaries in excess of the required regulatory capital. Illiquid assets and long term investments are mainly comprised of exchange memberships, intangible assets, such as goodwill, trade name and stock listing rights, deposits, deferred taxes and non-marketable investments. “Net Cash Capital” is considered to be the excess of Cash Capital Available over Cash Capital Required, or “free cash,” which we can utilize to fund our business needs.

We also monitor alternative funding measures in addition to our available net cash capital. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of June 30, 2007, we have identified the following alternative funding measures to support future debt maturity requirements:

•	Reduction of excess capital at LaBranche & Co. LLC to only required net liquid assets (excess NLA dividend)

•	Further reduction of NLA requirements by the NYSE and SEC

•	Liquidation of net invested capital at certain subsidiaries

•

Our NYX shares, as previously discussed, can be either sold or held as good capital as their transfer restrictions are removed. If the shares are held as good capital instead of sold, no tax charge would be applied and cash could be freed from its current use as NLA capital.

Alternative Funding Measures
$ millions

Net cash capital	$242.5
Unrestricted NYX group stock (2) (3)	36.1
Further reduction of NLA requirements (1)	26.0
Investment in subsidiaries other than cash equity specialist	139.2
Restricted NYX group stock (2) (3)	48.0

Total cash available from alternate funding measures	$491.8

(1)	Estimated based on calculations of new NLA requirements, subject to NYSE approval.

(2)	Computed on an after-tax basis and after a $60 million reduction for NYX stock used as regulatory capital.

(3)	Based on NYX price of $73.62 per share on June 30, 2007.

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

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and structured within the context of two significant debt tranches with a significant spread of years between maturities (mid-term and long-term). Thus, we have strategically negotiated debt terms maturing in 2009 and 2012 for the significant debt tranches. In addition, the debt tranches have call provisions which allow pre-maturity retirements as early as May 2007. The debt tranches have available maturities and calls over the six year period 2007 through 2012 to allow us maximum flexibility in satisfying the debt maturities with payments and/or sufficient time to refinance the long-term debt as required. The following chart profiles our long-term debt maturity schedule as of June 30, 2007.

LAB Long Term Debt

Principal & Callable Repayment Schedule

(1)	Excludes Extendible Subordinated Debt of $2.3mm and $1.1mm in 2006 and 2007 respectively. Extendible debt is defined as debt is defined as debt instruments with an extendible maturity. Unless debt holders instruct the company to redeem their debt, the earliest maturity date of these instruments is automatically extended. Based on past experience, the majority of the Company’s extendibles are expected to remain outstanding beyond their earliest maturity date.

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. We are not restricted, however, from repurchasing our outstanding senior notes pursuant to the optional redemption provisions of the indenture or in the open market. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock. As of June 30, 2007, our consolidated fixed charge coverage ratio, as defined, was 1.20:1, which means we currently cannot make “restricted payments” exceeding an aggregate of $15.0 million over the life of the indenture. Even though our fixed charge coverage ratio is below 2.00:1, we are still in compliance with all our covenants under the indenture. It should be noted that the fixed charge coverage ratio would be increased by a reduction of debt in either tranche of our senior notes due to the fact that interest expense related to such debt could be retroactively eliminated from the denominator in the ratio.

In addition, under the indenture governing our outstanding senior notes, if, at any time, our cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million, we will not be entitled to make a “restricted payment” at such time. As of June 30, 2007, 50% of our cumulative consolidated net income since July 1, 2004 was $77.4 million, and we had received approximately $1.4 million of cash upon the exercise of options since July 1, 2004. As explained above, however, our “fixed charge coverage ratio” currently is below 2.00:1 and accordingly, we currently are unable to make restricted payments greater than the $15.0 million “basket” described above. While we have not made any restricted payments since May 18, 2004, we cannot be sure if, or how long this covenant will prevent or limit us from making restricted payments in the future.

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

Under the terms of the indenture, if we sell substantially all of our assets or experience specific kinds of changes in control, we will be required to offer to repurchase senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, in certain events (including certain mergers, consolidations or sales of substantially all its assets, LaBranche & Co. LLC no longer being a specialist in good standing on the NYSE or material noncompliance with the covenants following notice), either the holders of at least 50% of each series of the senior notes or the Trustee have the option to require full repayment of each such series at 100% of the principal amount thereof, so long as not more than 25% of total holders object to such repayment.

On March 2, 2007, we retired the remaining $13.6 million aggregate principal amount of our senior subordinated notes due March 2007 that we did not repurchase in connection with our May 2004 debt refinancing. Those notes were cancelled and no senior subordinated notes of this series remain outstanding. We also retired a subordinated note at LaBranche & Co. LLC in the amount of $0.7 million due to an acceleration of the maturity by the note holder. On June 5, 2007, LaBranche & Co. LLC also retired $3.0 million of subordinated indebtedness pursuant to the debt’s maturity schedule.

As of June 30, 2007, the subordinated indebtedness of LaBranche & Co. LLC totaled $5.7 million. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between December 2007 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in each of June 2004, 2005, 2006 and 2007. LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes. Our outstanding junior subordinated notes in the aggregate principal amount of $2.7 million, have automatic rollover provisions, which extend their maturity for an additional year, unless we provide at least six months advance notice of our intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

As of June 30, 2007, our outstanding indebtedness included eight separate note obligations, each in the principal amount of $1.0 million, which mature in August 2007 and bear interest at an annual rate of 9.0%.

Below is a table providing future redemption and repayment opportunities with respect to our indebtedness pursuant to the terms thereof.

Debt	Interest Rate	Remaining Principal	Maturity Date	First Call
Senior Notes due 2012	11.0%	$260.0 million	May 15, 2012	May 15, 2008 first call is at 105.50% (2)
Senior Notes due 2009	9.5%	$199.8 million	May 15, 2009	May 15, 2007 first call is at 104.75% (2)
Subordinated Notes	9.0%	$8.0 million	August 7, 2007	None - will be paid at maturity
Senior Subordinated Notes(1)	7.69%	$3.0 million	June 3, 2008	None - will be paid at maturity
Junior Subordinated Notes	10.0%	$2.7 million	Automatic Renewal	None -Requires six-month notice to redeem

Total		$473.5 million

(1)	The $3.0 million must be paid in June 2008 (with interest).

(2)	The redemption premium is reduced by one-half each subsequent May 15.

As of June 30, 2007, we had a tax receivable of $9.9 million compared to $5.4 million at December 31, 2006, netted by a pending tax assessment of $2.5 million.

Our “Other liabilities” of $15.1 million reflected on the accompanying 2007 consolidated statement of financial condition are comprised of legal and tax contingencies pursuant to SFAS 5 and FIN 48. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of June 30, 2007, LaBranche & Co. LLC’s net capital, as defined, was $311.4 million, which exceeded the minimum requirements by $310.8 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets (“NLA”), their position requirement. Prior to September 1, 2006, LaBranche & Co. LLC’s and LSPS’ NLA requirements were combined. The combined requirement was satisfied by LaBranche & Co. LLC’s NLA alone. Since September 1, 2006, each of LaBranche & Co. LLC and LSPS has been required to compute and meet its own requirement. As of June 30, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $286.2 million, and its actual NLA, as defined, were $304.5 million. LSPS’ NLA requirement as of June 30, 2007 is discussed below. As of June 30, 2006, LaBranche & Co. LLC’s and LSPS’ minimum required combined dollar amount of NLA, as defined, was $447.0 million. LaBranche & Co. LLC’s actual NLA, as defined, were $460.5 million as of June 30, 2006. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates.

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $1.0 million for each one tenth of one percent (.1%) of the aggregate NYSE transaction dollar volume in a cash equities specialist organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. The second component is calculated either by multiplying the average haircuts on a specialist organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. LaBranche & Co. LLC is currently working with the NYSE to have a proposed VAR model approved, which could result in a slight reduction of its NLA requirement. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other specialists’ respective percentages of overall NYSE transaction dollar volume.

On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital requirement for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction was effected in four quarterly installments on September 1, 2006, December 1, 2006, March 9, 2007 and June 18, 2007. After the first installment, LaBranche & Co. LLC paid to us a dividend of $49 million, after the second installment, LaBranche & Co. LLC paid to us a dividend of $57 million, after the third installment, LaBranche & Co. LLC paid to us a dividend of $44 million and after the third installment, LaBranche & Co. LLC paid to us a dividend of $90 million. These dividend payments were mainly comprised of the net liquid asset reductions, but also included dividends for excess regulatory capital. Pursuant to these NLA rules, LaBranche & Co LLC is entitled to use unrestricted shares of NYX stock as NLA, or “good” regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of June 30, 2007 included approximately $60.0 million in NYX stock (after the risk-based haircuts). Likewise, the final two dividends to us of $44.0 million and $90.0 million included an aggregate $60.0 million effect of using NYX stock as “good” regulatory capital.

The AMEX generally requires its equity specialist firms to maintain a cash or liquid asset position equal to the greater of (a) $1.0 million or (b) an amount sufficient to assume a position of sixty trading units of each security in which the equity specialist is registered. As of June 30, 2007 and December 31, 2006, LaBranche & Co. LLC satisfied the AMEX equity specialist liquid asset requirements. As of July 8, 2007, LaBranche & Co. LLC’s Amex business was sold and no further requirement is necessary.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. Prior to June 30, 2007 the minimum required net capital was equal to the greater of $1.5 million or 2% aggregate debit items as defined. As of June 30, 2007 and December 31, 2006, LFS’ net capital, as defined, was $40.1 million and $38.3 million, respectively, which exceeded minimum requirements by $39.1 million and $36.8 million, respectively.

As a clearing broker-dealer, LFS also is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of July 3, 2007, to comply with its June 30, 2007 requirement, cash and U.S. Treasury Bills in the amount of $2.0 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.9 million. As of January 3, 2007, to comply with its December 31, 2006 requirement, cash and

U.S. Treasury Bills in the amount of $3.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.7 million. In addition, the Proprietary Accounts of Introducing Brokers (“PAIB”) Calculation is computed in order for correspondent firms to classify their assets held by LFS as allowable assets in the correspondents’ net capital calculation. As of July 3, 2007, to comply with LFS’ June 30, 2007 requirement, cash and U.S. Treasury Bills in the amount of $1.0 million were segregated in a special reserve account for the exclusive benefit of PAIB customers, exceeding actual requirements by $0.5 million. As of January 3, 2007, to comply with LFS’s December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $5.2 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $1.0 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2007 and December 31, 2006, LSP’s net capital, as defined, was $80.3 million and $68.2 million, respectively, which exceeded minimum requirements by $78.1 million and $67.4 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .42 to 1 and .18 to 1, respectively.

LSPS, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2007 and December 31, 2006, LSPS’ net capital, as defined, was $21.4 million and $20.2 million, respectively, which exceeded the minimum requirements by $21.2 million and $20.0 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .15 to 1 and .12 to 1, respectively. As of June 30, 2007, LSPS’ NYSE minimum required dollar amount of NLA, as defined, was $13.5 million, and its actual NLA, as defined, were $21.2 million. Prior to September 1, 2006, LSPS was not required to perform a separate NLA calculation because LaBranche & Co. LLC’s NLA exceeded the combined NLA requirement of LaBranche & Co. LLC and LSPS.

As a registered broker-dealer and AMEX member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and AMEX. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2007, LSPD’s net capital, as defined, was $3.0 million, which exceeded its minimum requirement by $3.0 million.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and NLA, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s NLA requirement of $286.2 million limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the NLA requirement of $286.2 million is met by

LaBranche & Co. LLC’s securities positions, pending trades and other assets associated with our equity specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of June 30, 2007 was used to meet its NLA requirement.

Cash Flows

Cash and cash equivalents decreased $56.1 million to $501.2 million at June 30, 2007 from $600.6 million at December 31, 2006. Cash used in operating activities decreased $38.8 million, primarily attributable to an increase in financial instruments owned and a decrease in financial instruments sold but not yet purchased offset by an increase in payable to brokers and dealers which occurred in the normal course of business. Cash used in investing activities of $0.1 million reflected purchases of office equipment and leasehold improvements offset by the proceeds from the sale of a business unit. Cash used in financing activities of $17.2 million was primarily due to the principal repayment of subordinated and short term debt partially offset from the tax benefit from vesting of stock based compensation.

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

	Moody’s Investors Service	Standard & Poor’s
2009 Senior Notes	B1	B
2012 Senior Notes	B1	B

In June 2007, Moody’s Investor Services changed its credit rating of our outstanding senior notes from Ba3 to B1 but continued a stable outlook due to our high quality balance sheet and improved liquidity. In September 2005, Standard & Poors improved its outlook on our outstanding senior notes to stable, while affirming our B rating, due to our improved debt service and liquidity positions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first six months of 2007, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2006, as described in our 2006 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Due to regulatory requirements that prescribe communication barriers between our broker-dealer subsidiaries, we employ different compliance risk management procedures at each such subsidiary. These risk processes are set forth below:

Our Cash Equity Specialist Risk Management Process

Because our cash equity specialist activities on the NYSE expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the HYBRID market helps us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a risk management process at our LaBranche & Co. LLC subsidiary that is designed to balance our ability to profit from our specialist activities with our exposure to potential losses and compliance risk. This risk management process includes participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains, specialists and chief risk officer. These parties’ roles are as follows:

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

Floor Management Committee. Our NYSE floor management committee is currently composed of one senior floor manager, eight post managers, one wheel manager, one floor manager and one quality assurance manager. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our specialist stocks. In determining these procedures and guidelines, the floor management committee considers the recommendations of the floor captains. The post managers generally meet with their respective floor captains on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for particular specialist stocks. The wheel managers ensure that the floor is adequately staffed at all times. In addition, post managers, wheel managers and floor captains are always available on the trading floor to review and assist with any unusual trading situations reported by a floor captain, and the swat-team manager is available to assess and provide assistance on break-out, or intense, trading situations. Our floor management committee reports to our executive operating committee about each of these trading situations as they occur. Our floor management committee also trains other specialists and trading assistants on a regular basis on new rules and/or interpretations from the NYSE with respect to our specialist obligations and guidelines, with the assistance of our compliance department.

Floor Captains. We currently employ four floor captains who monitor the activities of our cash equity specialists throughout the trading day from various positions at our trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist our specialists in determining when to deviate from procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from these procedures and guidelines to their respective post managers. Floor captains meet with each specialist at least once a week to evaluate each specialist’s adherence to our risk management procedures and trading guidelines, as well as to review compliance reports generated by the compliance department in monitoring and reviewing specialist trading activities. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

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

On-Floor Compliance Officer. We also have an on-floor compliance officer that monitors the specialists’ compliance with NYSE rules throughout the day on an ad hoc basis. The on-floor compliance officer reports his findings and on general on-floor compliance initiatives on a daily basis to our equity specialist unit’s Chief Compliance Officer and Chief Executive Officer and provides summary updates of these efforts to the Corporate Compliance Committee on a monthly basis. In addition, we have at least one trading assistant at each post on the NYSE floor who is compliance-registered and able to review trading activities to monitor compliance with rules. Many of our compliance and risk management activities flow from the efforts of our on-floor compliance initiative.

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

We believe that enhancements we have made to our compliance procedures and guidelines, and on a continuous basis as circumstances warrant, have improved our risk management process.

Circuit Breaker Rules. The NYSE has instituted certain circuit breaker rules intended to halt trading in all NYSE/AMEX listed stocks in the event of a severe market decline. The circuit breaker rules impose temporary halts in trading when the Dow Jones Industrial Average drops a certain number of points. Current circuit breaker levels are set quarterly at 10, 20 and 30 percent of the Dow Jones Industrial Average closing values of the previous month, rounded to the nearest 50 points. These rules provide investors extra time to respond to severe market declines and provide us an additional opportunity to assure compliance with our risk management procedures.

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

A high concentration of equity specialists’ principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. The percentage of our equity specialist trading revenue generated from our ten most profitable specialist stocks has increased from 43.9% to 81.2% of total principal trading revenue in 2006 and 2007, respectively. The percentage of our equity specialist trading revenue generated from our twenty-five most profitable specialist stocks has increased from 82.4% to 125.2% of total principal trading revenue in 2006 and 2007, respectively. We believe that these increases have been impacted by the implementation of the HYBRID market. We believe that if and when our algorithmic trading technology become fully operational, these statistics could return to normal expectations, although we cannot provide assurance of these results. However, we are not overly reliant on a particular group of specialist stocks, as the composition of our ten and twenty-five most profitable specialist stocks changes frequently.

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

Our traders purchase and sell futures, options, the stocks underlying certain ETF and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs specialist and market making activities are responsible for managing these risks. These managers utilize a third-party software application to monitor specialist and market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue with senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Our options, futures and ETFs trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, which reduces potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our specialist and market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2007	$27,818	$(4,107)	$0	$6,292	$(7,207)
June 30, 2007	$43,000	$16,000	$0	$8,000	$29,000

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2007	$20	$7	$(7)	$(20)
June 30, 2007	$(10,140)	$(3,380)	$3,380	$10,140

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in foreign currency exchange rates, security prices, volatility, interest rates and other related factors.

As specialists and market makers in options, ETFs and futures, we generally maintain large specialist and market maker positions. Historically, we have been operating in a low and moderate interest rate market. As such, we may be sensitive to interest rate increases or decreases and/or widening credit spreads may create a less favorable operating environment for this line of business.

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of June 30, 2007, our largest unhedged proprietary position is NYSE Euronext Inc. This concentration does not arise in the normal course of business.

Execution and Clearing Risk Management Process

In connection with our specialist and market-making activities, we are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, U.S. Government securities, futures and foreign currencies for which we are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. We are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE, the AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, we may be required to purchase or sell financial instruments at a loss.

Our institutional brokerage activities require that we execute transactions in accordance with customer instructions and accurately record and process the resulting transactions. Any failure, delay or error in executing, recording and processing transactions, whether due to human error or failure of our information or communication systems, could cause substantial losses for brokers, customers and/or us and could subject us to claims for losses.

Since June 8, 2007 our customer margin transactions are executed through a major Wall Street clearing firm. These customer margin transactions are financed by the clearing firm based on our instructions. We are liable to the clearing firm for any losses incurred by the clearing firm in connection with our customers margin transactions.

Our past clearing activities (through June 8, 2007) included settling each transaction with both the contra broker and the customer. In connection with our institutional and direct access floor brokerage activities, a transaction was settled either when the customer paid for securities purchased and took delivery, or delivered securities sold for payment. Settling transactions for retail customers and professional investors involved financing the transaction until the customer made payment or, for margin accounts, advancing credit to the customer within regulatory and internal guidelines. Clearing direct access brokers’ transactions included guaranteeing their transactions to the contra broker on the exchange floor.

These clearing activities may have exposed us to off-balance sheet risk in the event customers or brokers were unable to fulfill their contractual obligations and it was necessary to purchase or sell securities at a loss. For margin transactions, we may have been exposed to off-balance sheet risk in the event margin requirements were not sufficient to fully cover losses that customers may have incurred in their accounts.

The amount of risk related to our execution and clearance activities was linked to the size of the transaction, market volatility and the creditworthiness of customers and brokers. Our largest transactions involved those for institutional and direct access floor brokerage customers.

We systematically monitor our open transaction risk in connection with our institutional brokerage activities, starting when the transaction occurs and continuing until the designated settlement date. Transactions that remain unsettled after settlement date are scrutinized and necessary action to reduce risk is taken. Even under our new clearing arrangement with a major Wall Street firm, credit risk that could result from contra brokers defaulting is minimized since much of the settlement risk for transactions with brokers is essentially transferred to the National Stock Clearing Corporation. The credit risk associated with institutional and direct access clearing customers is minimized since these customers have been qualified by the Depository Trust Company (“DTC”) or the DTC participants or have met the prime broker qualification standards at other brokerage firms. Before conducting business with a prospective customer, senior management that oversees our institutional brokerage operations, in conjunction with the related compliance department, reviews the prospective customer’s experience in the securities industry, financial condition and personal background, including a background check with a risk reporting agency, although some of this responsibility now is undertaken by our outsourced clearing firm.

Operational Risk

Operational risk relates to the risk of loss from external events, and from failures in internal processes or information systems. In each of our business segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE cash equity specialist operations must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems affords management instant access to specific trading information at any time during the trading day, including:

•	our aggregate long and short positions;

•	the various positions of each of our trading professionals;

•	our overall position in a particular stock; and

•	capital and profit-and-loss information on an aggregate, per specialist or per issue basis.

Our information systems send and receive data from the NYSE through dedicated data feeds. The NYSE supplies us with specialist position reporting system terminals both on the trading floor and in our offices. These terminals allow us to monitor our NYSE specialist trading profits and losses, as well as our positions. Our options, futures and ETFs specialist and market-making operations utilize a third-party software application to monitor our positions and profits and losses on a real-time basis.

We have developed and implemented a business continuity plan, which includes a comprehensive disaster recovery plan. We have a back-up disaster recovery center in New York, outside of Manhattan.

Legal and Regulatory Risk

Substantial legal liability or a significant regulatory action against us could have a material adverse effect on our financial condition or cause significant harm to our reputation, which in turn could negatively affect our business prospects.

Our registered broker-dealer subsidiaries are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. These broker-dealers are subject to SEC Rules 15c3-1, 15c3-3 and other requirements adopted and administered by both the NYSE.

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

There have been no material new developments in our legal proceedings since the March 1, 2007 filing of the 2006 10-K and the May 10, 2007 filing of the First Quarter 10-Q, except as follows:

Brown. On June 15, 2007, the Court denied Ms. Brown’s motion for leave to amend the complaint.

Sea Carriers, LP I, et al. v. NYSE Euronext, et al. On or about June 1, 2007, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York, Sea Carriers, LP I, et al. v. NYSE Euronext, et al., No. 07 CV 4658, allegedly on behalf of a class consisting of all persons who placed market orders to purchase or sell securities on the NYSE through the NYSE’s Super Designated Order Turnaround System

(“SuperDOT”) between October 17, 1998 and the present. Plaintiffs name as defendants NYSE Euronext and various groups of NYSE Euronext member firms, including: (i) firms that allegedly maintain operations as specialist, floor broker and routing broker, including Goldman Sachs Group, Inc. (and its subsidiaries Spear, Leeds & Kellogg Specialists LLC and Goldman Sachs Execution & Clearing, L.P.), Bear, Stearns & Co., Inc. (and its subsidiaries Bear Wagner Specialists LLC and Bear, Stearns Securities Corp.) and Bank of America Corporation (and its subsidiaries Fleet Specialists, Inc. and Bank of America Securities LLC); (ii) firms that allegedly maintain operations as specialist and floor broker, but not routing broker, including us (and our LaBranche & Co. LLC subsidiary), Susquehanna International Group, Inc. (and its subsidiary SIG Specialists, Inc.) and Van der Moolen Holding, N.V. (and its subsidiary Van der Moolen Specialists USA, LLC); and (iii) firms that allegedly directed orders for execution, or executed orders, using the floor facilities of the NYSE, including Merrill Lynch & Co., Inc. (and its subsidiary Merrill Lynch, Pierce, Fenner & Smith Inc.), Citigroup, Inc. (and its subsidiary Citigroup Global Markets, Inc.), Morgan Stanley Co., Inc., UBS Securities LLC, Credit Suisse Group, Inc. (and its subsidiary Credit Suisse Securities (USA) LLC), Jeffries Group, Inc. (and its subsidiary Jeffries Execution Services, Inc.), Deutsche Bank Securities Inc. and Fidelity Investments (and its subsidiary National Financial Services, Inc.).

Plaintiffs allege antitrust, securities and breach of fiduciary duty claims against different combinations of the defendants listed above. With respect to LaBranche & Co. LLC and us, plaintiffs allege violations of Sections 1 and 2 of the Sherman Act, Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, as well as breaches of alleged fiduciary duties to the purported class, all of which were committed by, among other things, allegedly conspiring to allow the NYSE to attain and maintain an unlawful monopoly in the asserted market for trade execution services, engaging in a continuing combination and conspiracy in unreasonable restraint of trade and commerce in the pricing of trade execution services for the stocks assigned to LaBranche & Co. LLC as specialist, materially misrepresenting the asserted market for and pricing of trade execution services, and manipulating trading on the NYSE, all allegedly in favor of floor traders and to the detriment of SuperDOT traders. Plaintiffs seek unspecified money damages, including trebling under the antitrust laws, equitable and/or injunctive relief, including an accounting of and the imposition of a constructive trust and/or asset freeze on trading proceedings, and attorneys’ fees and reimbursement of expenses.

As of August 8, 2007, neither LaBranche & Co. LLC nor we had yet been served with or responded to the complaint.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2006 10-K, the First Quarter 10-Q and above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2006 10-K, the First Quarter 10-Q and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 15, 2007. The following proposals were adopted by the margins indicated:

1.	To elect two Class II directors, each of whom is to serve for a term of three years.

	Number of Shares
	For	Withheld Authority
Katherine Dietze Courage	56,241,619	524,904
Donald E. Kiernan	56,242,716	523,807

In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: George M.L. LaBranche, IV, Alfred O. Hayward, Jr., Stuart M. Robbins and Robert E. Torray.

2.	To approve our appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Number of Shares
For	56,340,790
Against	381,740
Abstain	43,992

Item 5.	Other Information.

We have included in this Form 10-Q filing, without limitation, in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Condition,” and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including a decrease in trading volume on the NYSE or the AMEX, changes in volatility in the equity securities market and changes in the value of our securities positions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in us involves various risks, including those mentioned above and those that are detailed from time to time in our SEC filings.

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2007	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2007.