Form 10-Q
period 2007-09-30
LABRANCHE & CO INC
filed 2007-11-08
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of November 7, 2007 was 61,490,638.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$33,345	$45,136	$146,278	$134,927
Commissions and other fees	11,070	16,741	35,757	55,385
Net gain (loss) on investments	17,398	17,704	(41,130)	165,841
Stock borrow interest	47,392	38,170	164,043	99,843
Other interest	7,482	7,661	22,836	18,281
Other	1,187	36	2,470	923

Total revenues	117,874	125,448	330,254	475,200
Interest expense	76,158	64,267	251,838	160,267

Total revenues, net of interest expense	41,716	61,181	78,416	314,933

EXPENSES:
Employee compensation and related benefits	13,522	20,098	61,608	63,621
Exchange, clearing and brokerage fees	10,062	11,976	29,713	34,562
Lease of exchange memberships and trading license fees	614	1,340	1,926	3,651
Depreciation and amortization	1,000	3,195	8,128	9,255
Goodwill impairment	—	—	164,100	—
Specialist stock list impairment	—	—	335,264	—
Restructuring costs	25	—	1,098	—
Other	9,587	10,811	29,152	31,887

Total expenses	34,810	47,420	630,989	142,976

Income (loss) before provision (benefit) for income taxes	6,906	13,761	(552,573)	171,957

PROVISION (BENEFIT) FOR INCOME TAXES	903	5,924	(184,077)	74,224

Net income (loss) applicable to common stockholders	$6,003	$7,837	$(368,496)	$97,733

Weighted-average common shares outstanding:
Basic	61,471	60,734	61,404	60,720
Diluted	61,645	61,403	61,404	61,476
Earnings (loss) per share:
Basic	$0.10	$0.13	$(6.00)	$1.61
Diluted	$0.10	$0.13	$(6.00)	$1.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$541,930	$557,352
Cash and securities segregated under federal regulations	1,441	7,413
Securities purchased under agreements to resell	—	35,000
Receivable from brokers, dealers and clearing organizations	756,911	87,183
Receivable from customers	—	2,859
Financial instruments owned, at fair value	3,770,867	3,993,560
Commissions and other fees receivable	58	3,601
Exchange memberships owned, at adjusted cost (market value of $6,404 and $4,411, respectively)	1,315	1,314
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $15,930 and $13,950, respectively	18,216	18,069
Intangible assets, net of accumulated amortization:
Specialist stock lists, net of accumulated amortization of $65,738 at December 31, 2006	—	340,452
Trade name	25,011	25,011
Goodwill	84,218	250,569
Deferred tax assets	44,406	22,713
Income tax receivable	16,299	5,449
Other assets	19,782	24,344

Total assets	$5,280,454	$5,374,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers and dealers and clearing organizations	$89,954	$123,346
Payable to customers	98	4,816
Financial instruments sold, but not yet purchased, at fair value	4,051,997	3,568,363
Accrued compensation	8,156	12,027
Accounts payable and other accrued expenses	35,029	29,220
Other liabilities	13,810	15,175
Deferred tax liabilities	106,036	256,394
Short term debt	4,600	24,635
Long term debt	459,811	459,811
Subordinated indebtedness	1,100	6,395

Total liabilities	4,770,591	4,500,182

Commitments and contingencies

Common stock, $.01 par value, 200,000,000 shares authorized; 61,471,300 and 60,733,889 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	615	607
Additional paid-in capital	698,078	694,434
(Accumulated deficit)/retained earnings	(188,830)	179,666

Total stockholders’ equity	509,863	874,707

Total liabilities and stockholders’ equity	$5,280,454	$5,374,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(368,496)	$97,733
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8,128	9,255
Amortization of debt issuance costs and bond discount	1,503	1,427
Compensation expense related to stock-based compensation	3,652	3,475
Deferred taxes, net	(172,051)	66,374
Goodwill impairment	164,100	—
Stock list impairment	335,264	—
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	5,972	(1,763)
Securities purchased under agreements to resell	35,000	1,000
Receivable from brokers, dealers and clearing organizations	(669,728)	484,523
Receivable from customers	2,859	874
Financial instruments owned, at fair value	222,693	(1,315,878)
Commissions and other fees receivable	3,543	682
Income taxes receivable	(10,850)	(4,443)
Other assets	3,067	(11,428)
Payable to brokers and dealers	(33,392)	149,586
Payable to customers	(4,718)	(772)
Financial instruments sold, but not yet purchased, at fair value	483,634	593,236
Accrued compensation	(3,871)	(18,788)
Accounts payable and other accrued expenses	5,809	15,910
Other liabilities	(1,365)	5,086
Income taxes payable	—	(7,882)
Tax benefit from vesting of stock based compensation	(99)	(61)

Net cash provided by operating activities	10,654	68,146

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(3,086)	(10,460)
Payments for purchases of exchange memberships	(1)	(150)
Proceeds from sale of business unit	2,250	—

Net cash used in investing activities	(837)	(10,610)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of subordinated debt	(3,695)	(3,000)
Principal payments of short term debt	(21,643)	—
Tax benefit from vesting of stock based compensation	99	61

Net cash used in financing activities	(25,239)	(2,939)

(Decrease) increase in cash and cash equivalents	(15,422)	54,597
CASH AND CASH EQUIVALENTS, beginning of period	557,352	427,284

CASH AND CASH EQUIVALENTS, end of period	$541,930	$481,881

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$243,546	$146,546
Income taxes	$2,554	$15,486

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On March 7, 2006, the Company exchanged its NYSE memberships with an adjusted basis of $58.5 million for approximately 3.1 million shares of NYSE Group, Inc. common stock valued at $188.6 million. The Company recognized a $130.1 million gain from the exchange of the assets, which was a non-cash transaction.

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

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and, until July 9, 2007, in equity securities listed on the American Stock Exchange (“AMEX”). In June 2007, LaBranche & Co. LLC agreed to sell its cash equity securities specialist business in the AMEX. The final transfer of the related securities was made on July 9, 2007. LFS is a registered broker-dealer and a member of the NYSE and other exchanges and primarily provides securities execution and brokerage services to institutional investors. LFS also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS operated as a specialist in ETFs traded on the NYSE until September 12, 2007, when the last of its specialist ETFs de-listed from the NYSE, and on October 31, 2007, LSPS withdrew its registration as a broker-dealer and member-firm on the NYSE. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong. LSPD is a Financial Industry Regulatory Authority (“FINRA”) member firm that was acquired by LSH in April 2006 and is in the process of obtaining approval from FINRA to become an institutional execution firm in derivative and structured products and intends to become a market-maker in securities quoted on the NASDAQ system. LABDR provided disaster recovery services and back-up facilities to other Holding Company subsidiaries until June 8, 2007, when the Company centralized its disaster recovery efforts in the Holding Company. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain of the Company’s September 30, 2006 condensed consolidated statement of operations balances have been reclassified to conform to the presentation in the current period. Interest expense (including margin interest expense) was netted against interest income to determine net revenues. In addition, a new caption, “Net (loss) gain on investments,” was added principally to combine the gains from investments of the Company’s restricted and unrestricted shares of NYSE Euronext, Inc. common stock (the “NYX shares”) and gains or losses from other investments not derived from specialist and market-making activities.

At December 31, 2006, certain non-trading investment assets were reclassified on the condensed consolidated statement of financial condition from “other assets” to “financial instruments owned, at fair value” to conform to the presentation in the current period.

None of the above reclassifications affected previously reported net income (loss) before provision for income taxes, net income (loss) applicable to common stockholders or stockholders’ equity.

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

The unaudited interim condensed consolidated financial information as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of September 30, 2007 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007 (the “2006 10-K”). Results of the third quarter 2007 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

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

The components of the provision (benefit) for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Current federal, state and local taxes	$(7,176)	$(5,474)	$(12,026)	$7,850
Deferred tax provision (benefit)	8,079	11,398	$(172,051)	66,374

Total provision (benefit) for income taxes	$903	$5,924	$(184,077)	$74,224

In the second quarter of 2007, the Company reduced its income tax accrual rate from 43.5% to 40.0% due to a reduction in the state income tax rate and an immediate change in its state income tax apportionment factor. The Company’s effective tax rate for the first nine months of 2007 was 33.3%. This reflects a reduction of the Company’s effective tax rate mainly for the non-deductible goodwill impairment charges. The Company expects its accrual rate to remain at 40% for the remainder of 2007.

FIN 48, which the Company adopted as of January 1, 2007, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the amount of benefit that represents a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of FIN 48, the Company has determined that no adjustment to the Company’s unrecognized tax benefit was required.

In the third quarter of 2007, the Company released $1.4 million of unrecognized tax benefits related to the amortization of certain intangible assets, due to the lapse of the statute of limitations. The Company anticipates that approximately $1.7 million including interest will be released in the fourth quarter of 2007 due to the lapse of the statute of limitations. All Federal and New York City filings for 2003 and prior are due to expire no later than March 31, 2008. All New York State filings for 2002 and prior are due to expire no later than December 31, 2007. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Of the total unrecognized tax benefits, the entire balance could have an effect on the effective tax rate.

Unrecognized tax benefits, including interest, net of taxes, of $1.3 million, at September 30, 2007 were as follows (000’s omitted):

Balance as of June 30, 2007	$13,891
Gross Increases current period tax positions	242
Gross Decrease – interest	(170)
Gross decreases – expiration of statute	(1,397)

Balance as of September 30, 2007	$12,566

Open tax years by jurisdiction and their current statute of limitations expiration dates are as follows:

	Federal	NYS	NYC
2000	—	12/31/07	—
2001	—	12/31/07	—
2002	12/31/07	12/31/07	3/31/08
2003	—	5/31/08	3/31/08
2004	3/15/08	9/15/08	9/12/08
2005	8/18/09	8/18/09	8/18/09

The significant changes in deferred tax assets and liabilities mainly are a result of the specialist stock listing rights and goodwill impairment charges reported in the second quarter of 2007 and the decrease in the fair value of the Company’s NYX shares since December 31, 2006. Deferred tax assets and liabilities were as follows (000’s omitted):

	September 30, 2007	December 31, 2006
DEFERRED TAX ASSETS:
Compensation related	$2,073	$3,482
Intangibles and related goodwill	30,861	2,269
Financial instruments, valuation allowance	3,849	9,949
NOL carry-forward	4,128	4,169
Other	3,495	2,844

	$44,406	$22,713

DEFERRED TAX LIABILITIES:
Financial instruments	92,568	$124,966
Intangibles	—	117,858
Trademark	4,233	4,024
Depreciation	1,631	1,527
Dividend income	2,948	1,761
Other	4,656	6,258

	$106,036	$256,394

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX (through July 8, 2007), is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of September 30, 2007 and December 31, 2006, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $300.1 million and $365.5 million, respectively, which exceeded the minimum requirements by $299.6 million and $364.3 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .02 to 1 and .05 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets (“NLA”), their position requirement. As of September 30, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $269.6 million and its actual NLA, as defined, was $290.7 million. As of December 31, 2006, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $323.3 million, and LaBranche & Co. LLC’s actual NLA, as defined, was $360.9 million. As of September 30, 2007 and December 31, 2006, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of those dates. On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction was effected in four quarterly installments in September and December 2006 and March and June 2007. After each 2007 installment, LaBranche & Co. LLC paid a dividend to the Holding Company in the amount of $44.0 million on March 9, 2007 and $90 million on June 18, 2007. Pursuant to these NLA rules, LaBranche & Co. LLC is entitled to use unrestricted shares of its NYX stock as NLA, or “good” regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of September 30, 2007 included approximately $68.8 million in NYX shares (after the risk-based haircuts). Likewise, the final two dividends to the Holding Company of $44.0 million and $90.0 million included an aggregate $60.0 million effect of using NYX shares as “good” regulatory capital rather than cash. On September 27, 2007 LaBranche & Co. LLC paid to the Holding Company a dividend of $30.0 million. This dividend payment was mainly comprised of excess regulatory capital generated from operations.

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $1.0 million for each one tenth of one percent (.1%) of the aggregate NYSE transaction dollar volume in a cash equities specialist organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. The second component is calculated either by multiplying the average haircuts on a specialist organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. LaBranche & Co. LLC is currently working with the NYSE to have a proposed VAR model approved, which could result in a slight additional reduction of its NLA requirement. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other specialists’ respective percentages of overall NYSE transaction dollar volume. In October 2007, the NYSE Market Regulation Group informed all NYSE specialist firms that a proposed NLA reduction was approved by the NYSE and submitted to the SEC for review and approval. The NYSE proposed a 75% reduction in the required NLA by all specialist firms on the NYSE. As proposed, the base component the NLA would be $1.0 million for each 1/10 of one percent (0.1%) of the aggregate NYSE transaction dollar volumes in a cash equities specialist organizations’ allocated securities. The Company estimates that LaBranche’s aggregate regulatory capital reduction under this proposal could be as much as $196.0 million, based on LaBranche’s NLA requirement at September 30, 2007 of $269.9 million. The Company anticipates that, if approved by the SEC, this estimated $196.0 reduction should be approved for distribution to the Holding Company within the next six to nine months.

As a registered broker-dealer and member firm of the NYSE, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of September 30, 2007 and December 31, 2006, LFS’ net capital, as defined, was $14.4 million and $38.3 million, respectively, which exceeded minimum requirements by $13.4 million and $36.8 million, respectively. LFS reduced its net capital by $26 million in September 2007 to the current $14.4 million, due primarily to the decrease in its net capital requirement when LFS outsourced its clearing operations to a major Wall Street firm in June 2007.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2007 and December 31, 2006, LSP’s net capital, as defined, was $63.1 million and $68.2 million, respectively, which exceeded minimum requirements by $62.0 million and $67.4 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .26 to 1 and .18 to 1, respectively.

As a registered broker-dealer and specialist in ETFs until September 12, 2007 and as an NYSE member firm, LSPS was subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2007 and December 31, 2006, LSPS’ net capital, as defined, was $21.4 million and $20.2 million, respectively, which exceeded the minimum requirements by $21.2 million and $20.0 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .17 to 1 and .12 to 1, respectively. Prior to September 12, 2007, LSPS was required to maintain NLA, as defined, but the requirement ended once LSPS was no longer a specialist firm. As of December 31, 2006, LSPS’ minimum required dollar amount of NLA was $13.5 million. Actual NLA as defined were $19.8 million.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2007 and December 31, 2006, LSPD’s net capital, as defined, was $3.0 million, which exceeded its minimum requirements by $3.0 million on each of these dates.

6.	EARNINGS (LOSS) PER SHARE

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share includes the determinants of basic earnings per share and, in addition, gives effect to potentially dilutive common shares for periods in which there is net income available to common stockholders. For the three months ended September 30, 2007 and 2006, as we1l as the nine months ended September 30, 2006 the calculation of diluted earnings per share includes the dilutive effect of these stock-based awards. For the nine months ended September 30, 2007, potentially dilutive shares in the amount of 366,028 and 758,959, based upon the share based compensation stock units actually outstanding and purchase power value of share based units, respectively, were not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

The computations of basic and diluted earnings per share are set forth below (000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings (loss) per share – net (loss) income applicable to common stockholders	$6,003	$7,837	$(368,496)	$97,733
Denominator for basic earnings (loss) per share – weighted-average number of common shares outstanding	61,471	60,734	61,404	60,720
Dilutive shares:
Stock options	—	—	—	—
Restricted stock units	174	669	—	756

Denominator for diluted earnings (loss) per share – weighted-average number of common shares outstanding	61,645	61,403	61,404	61,476

Earnings (loss) per share:
Basic	$0.10	$0.13	$(6.00)	$1.61
Diluted	$0.10	$0.13	$(6.00)	$1.59

Options to purchase an aggregate of 1,195,000 and 1,654,778 shares of common stock were outstanding during the three and nine months ended September 30, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the market price of the Company’s common stock.

7.	EMPLOYEE INCENTIVE PLANS

SFAS No. 123(R) was adopted as of January 1, 2006, using the modified prospective method. It is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of SFAS 123(R):

The Company sponsors one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant. Amortization of compensation costs for grants awarded under the Plan recognized during the three and nine months ended September 30, 2007 was approximately $1.0 million and $3.4 million compared to $1.0 million and $3.3 million for the same periods in 2006 . The tax benefit realized in the Condensed Consolidated Statements of Operations for the Plan was approximately $400,000 and $1.3 million for the three and nine months ended September 30, 2007 compared to $435,000 and $1.4 million for the same periods in 2006, respectively.

Unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $5.9 million at September 30, 2007 and $7.0 million at December 31, 2006. The cost of these non-vested awards is generally expected to be recognized over a weighted-average period of approximately three years.

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

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal 2009 may not exceed 7,687,500 shares. As of September 30, 2007 and December 31, 2006, 3,135,448 shares and 3,023,625 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

The Company issued restricted stock units to employees under the Plan, primarily in connection with year-end compensation. All of the restricted stock units outstanding as of September 30, 2007 and December 31, 2006 required future service as a condition to the delivery of the underlying shares of common stock. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the restricted stock units become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the restricted stock units upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2006	1,569,832	$9.55
Granted	600,000	8.99
Vested	(716,849)	9.13
Forfeited	(181,666)	10.50

RSUs Outstanding as of March 31, 2007	1,271,317	$9.39
Granted	—	—
Vested	—	—
Forfeited	(105,331)	9.08

RSUs Outstanding as of June 30, 2007	1,165,986	$9.42
Granted	—	—
Vested	—	—
Forfeited	(40,999)	9.36

RSUs Outstanding as of September 30, 2007	1,124,987	$9.42

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying SFAS No. 123(R) as of September 30, 2007, for purposes of determining share-based award expense, RSUs with respect to 1,160,953 shares of the Company’s common stock were expected to vest, with a weighted average price of $9.45 per share.

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

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2006	1,599,389	$24.99
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(160,000)	35.31

Options Outstanding as of March 31, 2007	1,439,389	$23.84
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(30,000)	7.50

Options Outstanding as of June 30, 2007	1,409,389	$23.11
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(214,389)	21.13

Options Outstanding as of September 30, 2007	1,195,000	$24.05

Options Exercisable as of:

March 31, 2007	1,439,389	$23.84
June 30, 2007	1,409,389	$23.11
September 30, 2007	1,195,000	$24.05

The following table summarizes information about stock options outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	600,000	1.89	$14.00	600,000	$14.00
21.00 – 30.99	75,000	5.07	27.50	75,000	27.50
$31.00 – $40.99	520,000	4.27	$35.14	520,000	$35.14

	1,195,000			1,195,000

No options were exercised during the nine months ended September 30, 2007 and September 30, 2006.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities, ETFs and rights listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges (including a cash equity specialist on the AMEX until July 9, 2007), as well as a market-maker in ETFs, futures and options on several exchanges. As of August 1, 2007, LSPS withdrew as the specialist firm for 26 of its 27 ETF products on the NYSE. On September 12, 2007, the remaining ETF was transferred to NYSE Arca. On October 31, 2007, LSPS withdrew its registration as a broker-dealer and NYSE member firm. Thus, the Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPE, LSPH, LSPD, LABDR and, through September 30, 2007, also included LSPS and BV.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Specialist and Market- Making Segment:
Total Revenues, net of interest expense	$43,633	$63,190	$92,326	$310,205
Operating expenses	24,984	31,646	95,032	96,290
Goodwill impairment	—	—	164,100	—
Specialist stock list impairment	—	—	335,264	—
Depreciation and amortization	129	2,794	5,622	8,425

Income (loss) before taxes	18,520	28,750	(507,692)	205,490

Segment goodwill	84,218	250,569	84,218	250,569
Segment assets	$4,906,416	$4,321,570	$4,906,416	$4,321,570

Institutional Brokerage Segment:
Total, Revenues, net of interest expense	$7,211	$9,965	$16,494	$41,245
Operating expenses	6,846	9,778	22,616	29,612
Depreciation and amortization	31	101	153	307

Income (loss) income before taxes	334	86	(6,275)	11,326

Segment assets	48,080	64,429	$48,080	$64,429

Other (1):
Total Revenues, net of interest expense	$(9,128)	$(11,974)	$(30,404)	$(36,517)
Operating expenses	1,980	2,801	5,849	7,819
Depreciation and amortization	840	300	2,353	523

Loss before taxes	(11,948)	(15,075)	(38,606)	(44,859)

Segment assets	$325,958	$165,556	$325,958	$165,556

Total:
Total, Revenues, net of interest expense	$41,716	$61,181	$78,416	$314,933
Operating expenses	33,810	44,225	123,497	133,721
Goodwill impairment	—	—	164,100	—
Specialist stock list impairment	—	—	335,264	—
Depreciation and amortization	1,000	3,195	8,128	9,255

Income (loss) income before taxes	6,906	13,761	(552,573)	171,957

Goodwill	84,218	250,569	84,218	250,569

Assets	$5,280,454	$4,551,555	$5,280,454	$4,551,555

(1)	Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income) and elimination entries.

9.	NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

In the March 7, 2006 merger of the NYSE and Archipelago Holdings, Inc. (the “NYSE/Archipelago merger”), the Company’s 39 NYSE memberships were converted into the right to receive an aggregate of $11.7 million cash (not including the permitted dividend) and 3,126,903 shares of NYSE Group, Inc. common stock. The $11.7 million cash distribution was treated as monetary consideration for which a realized gain was recognized in the first quarter of 2006.

On April 4, 2007, the NYSE Group consummated its merger with Euronext N.V. (the “NYSE/Euronext merger”) to form NYSE Euronext, Inc., and the Company’s 3,126,903 shares of NYSE Group, Inc. common stock were exchanged for an equal number of NYX shares. Following the NYSE/Euronext merger, the restricted NYX shares continued to be subject to restriction on transfer. The restriction with respect to the second third of the NYX shares was removed by the NYSE Euronext in June 2007. The restriction on the remaining one-third of the Company’s restricted NYX shares will be removed in March 2009, unless removed earlier by the Board of NYSE Euronext at its sole discretion.

At September 30, 2007, the NYSE closing market price for the NYX shares was $79.17 per share, as compared to the closing price of NYX shares at June 30, 2007 of $73.62. This resulted in the Company’s recognition of an unrealized gain of $16.9 million for the quarter ended September 30, 2007, which includes the change in a valuation allowance due to the remaining transfer restrictions and is included in net (loss) gain on investments in the Company’s Condensed Consolidated Statement of Operations. The Company’s unrealized loss for the nine months ended September 30, 2007 was $41.9 million. There is no valuation allowance on shares without transfer restrictions, which are reported in financial instruments owned, at fair value.

On June 6, 2007, the board of directors of NYSE Euronext, Inc. declared an annual cash dividend of $1.00 per share, payable on a quarterly basis. On September 28, 2007, the second quarterly dividend of $0.25 was paid to shareholders of record as of the close of business on September 28, 2007. The aggregate dividend payment made with respect to the Company’s 3,126,903 NYX shares was $0.8 million.

10.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	September 30, 2007	December 31, 2006
FINANCIAL INSTRUMENTS OWNED:
Corporate equities, not readily marketable	$75,711	$282,660
Corporate equities	1,779,171	1,825,503
Options	969,361	705,308
Exchange-traded funds	837,698	889,021
Government and corporate bonds	96,268	283,797
Non-marketable investments	12,658	7,271

	$3,770,867	$3,993,560

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$2,468,696	$2,330,817
Options	1,071,696	841,985
Exchange-traded funds	387,354	378,915
Government and corporate bonds	124,251	16,646

	$4,051,997	$3,568,363

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2007, the Company recognized impairment charges of $164.1 million and $335.3 million for goodwill and specialist stock listing rights, respectively. Although the Company’s annual goodwill and intangibles impairment testing date is December 31, SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the second quarter of 2007, certain changes in circumstances led management to believe that the fair value of the Company’s Specialist and Market-Making reporting unit could be lower than its carrying amount. The primary factor triggering management’s decision to reassess the reasonableness of the carrying value of goodwill and stock listing rights was the Company’s sale of its AMEX equity specialist operations for less than their carrying value.

We had amortized our identifiable intangible stock listing rights over their estimated useful lives in accordance with SFAS No. 142, and test for potential impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. At June 30, 2007, the Company performed an undiscounted cash flow analysis of forecasted earnings from its acquired specialist stock lists. Due to a significant decrease in 2007 revenues as a result of the NYSE’s HYBRID market implementation, the after tax cash flows from the Company’s acquired lists did not exceed the mandatory charge for contributory assets, the largest being the $300 million NLA requirement. The $335.3 million impairment charge represents a total impairment of the Company’s acquired specialist stock lists due to a negative cash flow under the contributory asset model used for testing. As a result of this impairment charge, amortization of the Company’s stock listing rights will decrease from $2.6 million per quarter to zero in periods subsequent to June 30, 2007.

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

There was no triggering event in the third quarter of 2007. In accordance with SFAS 142, the Company will reassess its goodwill for impairment as of December 31, 2007, its annual impairment test date.

12.	RESTRUCTURING

During the first quarter of 2007, the Company approved and implemented a restructuring plan which was designed to improve the future operating position of the Company. The planned action included termination of employees whose services were no longer deemed necessary due to conversion of LFS from a clearing broker to an introducing broker. Due to increased automation with the introduction of the HYBRID market the specialist and market-making segment continued to reduce required headcount. Total costs incurred under this plan were $1.1 million which was expensed in the first nine months of 2007. These amounts consisted of severance payments to terminated employees and are included in restructuring costs on the statement of operations. Of the $1.1 million expensed, $0.7 million was paid in the first six months of 2007, and the remaining $0.4 million was disbursed in July 2007. For 2007, the restructuring expenses incurred by segment are as follows (000s omitted):

	Specialist and Market-Making	Institutional Brokerage	Total
Severance payments	$608	$490	$1,098

13.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 1, 2007 filing of its 2006 10-K and the Quarterly Report on Form 10-Q for the three months ended March 31, 2007 filed with the SEC on May 10, 2007 (the “First Quarter 10-Q”) and the Quarterly Report on Form 10-Q for the three months ended June 30, 2007 filed with the SEC on August 9, 2007 (the “Second Quarter 10-Q”), except as follows:

In re NYSE Specialists Securities Litigation. On September 18, 2007, the United States Court of Appeals for the Second Circuit reinstated certain of the claims against the NYSE that previously had been dismissed.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2006 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2006 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14.	SUBSEQUENT EVENT

On October 31, 2007, LSPS withdrew as a registered broker-dealer and NYSE member firm and is in the process of implementing a plan of liquidation. As of August 1, 2007, our LSPS subsidiary withdrew as the specialist firm for 26 of its 27 ETF products on the NYSE. Subsequently, in September 2007, our last remaining specialist ETF was de-listed from the NYSE and re-listed on NYSE Arca Exchange. In October 2007, LSPS distributed $20.0 million to LSHI in a dividend distribution, which LSHI re-deployed among its other operating subsidiaries. The Company anticipates a final liquidation of the remaining net capital of LSPS into LSHI which will similarly be re-deployed among its other operating subsidiaries.

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

Executive Overview

We reported net income of $6.9 million in the third quarter of 2007, which included an unrealized pre-tax gain of $16.9 million associated with the increase in fair value of our shares of NYSE Euronext Inc. common stock (the “NYX shares”). Absent this unrealized gain, our pro-forma net loss for the third quarter of 2007 was $4.1 million, or $0.07 per share, which included approximately $1.2 million in non-cash after-tax expenses.

Although our net trading revenues declined from the second quarter of 2007, our specialist and market-making segment remained profitable, as it has been in the past. However, our negative consolidated operating results were almost entirely attributable to the loss incurred at the holding company level and in our institutional brokerage segment. We are actively taking steps to reduce and eliminate expenses reported at the holding company and are continuing to examine ways to improve our institutional brokerage operations’ performance. Our specialist and market making segment did not perform as well in the third quarter of 2007 compared to the second quarter, principally due to unusual activity in the capital markets in July and August, followed by stronger trading performance in September. Although our third fiscal quarter historically has been our weakest in terms of revenue generation, this poor trading performance early in the quarter exacerbated the situation.

We continue to devote significant resources to develop and improve our trading technologies and algorithms to enable our specialists to inject liquidity in a nearly fully automated market. We believe our cash equities specialist trading revenues stabilized in the third quarter of 2007, principally due to the enhancements we have been making to our trading technologies and our improved success rates in participating with NYSE order-flow. However, we cannot estimate additional revenue increases, if any, that could result from new trading technologies or increased participation rates.

We also believe that certain improvements are being implemented in the new market structure that recognize the nearly fully-automated HYBRID market. For example, in October 2007, the NYSE approved a proposal to reduce the required net liquid assets (“NLA”) that need to be maintained by cash equity specialists to transact business on the NYSE by approximately 75%. If approved by the SEC, this proposal could result in our ability to redeploy a significant amount of capital (up to $196.0 million based on the NYSE’s proposal) for other corporate purposes. We also believe steps are being taken by regulators to end abusive odd-lot trading practices, which have increased in the automated market place and which we believe have significantly harmed our trading results.

Our newer specialist and market-making operations continue to show significant progress and growth. As we have previously disclosed in prior filings, we have consistently believed that new and varied trading venues and products will develop and grow as the securities markets evolve and converge, and that global and alternate securities markets will increasingly interact with each other. As such, our non-traditional liquidity-providing activities are increasingly becoming a major component of our specialist and market-making operations. Our expansion into these new products and increased globalization have given us opportunities which we believe will allow us to further grow and diversify our business. Our market-making subsidiary in London had its best performance to date in the third quarter of 2007, and we believe the further globalization of electronic markets will provide us additional opportunities for growth and diversification going forward. We also believe that we are successfully making the transition to newer business lines, which will benefit us and our stockholders.

We are continuing to reduce costs at our holding company and our operating subsidiaries, most of which are costs associated with the former auction-based market structure. The largest of these costs is the interest on our outstanding senior notes, which impacts our earnings by approximately $25.6 million annually. We believe that we will be able to reduce this annual expense significantly in the future, especially in light of the NLA reduction proposed by the NYSE. If the proposed NLA reduction is approved by the SEC, and absent any material changes in our operations, we believe we will be in a position early next year to report free cash in excess of our outstanding public debt. We cannot provide assurance if, when or to the extent to which the NYSE’s proposed NLA reduction will be approved by the SEC.

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

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented (unaudited):

	Three Months Ended September 30,
	2007				2006
	Income (loss) as reported	Adjustments		Pro forma net income (loss)	Income (loss) as reported	Adjustments	Pro forma net income (loss)
Revenues, net of interest expense	$41,716	$(16,877	)(1)	$24,839	$61,181	$(17,645)	$43,536
Total expenses	34,810			34,810	47,420	—	47,420

Income (loss) before provision (benefit) for income taxes	6,906	(16,877)		(9,971)	13,761	(17,645)	(3,884)
Provision (benefit) for income taxes	903	(6,751)		(5,848)	5,924	(7,676)	(1,752)

Net income (loss) applicable to common stockholders	$6,003	$(10,126)		$(4,123)	$7,837	$(9,969)	$(2,132)

Basic	$0.10	$(0.17)		$(0.07)	$0.13	$(0.16)	$(0.03)
Diluted	$0.10	$(0.17)		$(0.07)	$0.13	$(0.16)	$(0.03)

	Nine Months Ended September 30,
	2007				2006
	Income (loss) as reported	Adjustments		Pro forma net income (loss)	Income (loss) as reported	Adjustments	Pro forma net income (loss)
Revenues, net of interest expense	$78,416	$41,910	(1)	$120,326	$314,933	$(166,317)	$148,616
Total expenses	630,989	(499,364	)(2)	131,625	142,976	—	142,976

(Loss) income before (benefit) provision for income taxes	(552,573)	541,274		(11,299)	171,957	(166,317)	5,640
(Benefit) provision for income taxes	(184,077)	173,488		(10,589)	74,224	(71,510)	2,714

Net (loss) income applicable to common stockholders	$(368,496)	$367,786		$(710)	$97,733	$(94,807)	$2,926

Basic	$(6.00)	$5.99		$(0.01)	$1.61	$(1.56)	$0.05
Diluted	$(6.00)	$5.99		$(0.01)	$1.59	$(1.54)	$0.05

(1)	Reflects gains and losses in each accounting period, based on the fair market value of the Company’s restricted and unrestricted NYX shares at the end of each such period versus the beginning of such period.
(2)	Relates to the write-down of the carrying value of the Company’s goodwill and stock listing rights to reflect the results of the Company’s impairment evaluation under SFAS No.’s 142 and 144.

New Accounting Developments

Accounting for Tax Uncertainties

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN. 48 effective January 1, 2007. Please refer to Footnote 4, “Income Taxes” of our condensed consolidated financial statements in this report for additional information and disclosure.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application permitted and encouraged. SFAS 157 must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. We are currently evaluating the potential impact, if any, that the adoption of SFAS 157 will have on our condensed consolidated financial statements.

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “Accounting for Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We currently report the majority of our financial assets and liabilities at fair value in compliance with industry guidelines for brokers and dealers in securities. We have a significant investment in intangibles and goodwill as well as public debt which is not accounted for at fair value. We believe SFAS 159 exempts intangible assets and goodwill from fair value reporting. We currently are evaluating the potential impact that the adoption of SFAS 159 will have on our condensed financial statements. However, it is unlikely we will mark to market the value of the public debt.

Derivative Instruments and Hedging Activities

In April 2007, the FASB issued a Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with our current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-I will not have a material impact on our Condensed Consolidated Financial Statements.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the second quarter of 2007, certain changes in circumstances occurred that led us to believe that the fair value of our specialist and market-making segment could be lower than its carrying amount. The primary factor triggering our decision to reassess the reasonableness of the carrying value of our goodwill was the sale of LaBranche & Co. LLC’s AMEX equity specialist assets for less than their carrying value. In our second quarter 2007

SFAS No. 142 test, we compared the fair value of our Specialist and Market-Making reporting unit and the fair value of our Specialist and Market-Making reporting unit’s goodwill—based on the methods described above—to their respective carrying values in two separate steps under SFAS No. 142 guidelines to arrive at the $164.1 million impairment charge we recognized during the 2007 fiscal second quarter. Despite our interim valuation of goodwill as of June 30, 2007, SFAS No. 142 requires us to test goodwill on an annual calendar basis unless an additional event or change in circumstances requires an interim impairment test. During the three months ended September 30, 2007, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. Accordingly, we will update our valuation models through and including our annual testing date, of December 31, 2007. We can provide no assurance that any future goodwill impairment testing will not result in goodwill impairment charges for the remainder of our 2007 fiscal year or in subsequent periods.

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

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. During the second quarter of 2007, our trade name was tested and based upon our analysis, no impairment existed at that time. In addition, during the three months ended September 30, 2007, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim impairment test will not result in impairment charges other than our required year-end test date.

We had amortized our identifiable intangible stock listing rights over their estimated useful lives in accordance with SFAS No. 142, and tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. During the quarter ended June 30, 2007, certain changes in circumstances occurred that led us to believe that the fair value of our specialist stock listing rights could be lower than its carrying amount. The primary factor triggering our decision to reassess the reasonableness of the carrying value of our stock listing rights was the sale of LaBranche & Co. LLC’s AMEX equity specialist operations for less than their carrying value. In our second quarter 2007 SFAS No. 144 test, we compared the fair value of our Specialist and Market-Making reporting unit and the fair value of our Specialist and Market-Making reporting unit’s stock listing rights—based on the methods described above—to their respective carrying values in two separate steps under SFAS No. 144 guidelines. At June 30, 2007, the Company performed an undiscounted cash flow analysis of forecasted earnings from its acquired specialist stock lists. Due to a significant decrease in 2007 revenues as a result of the NYSE’s HYBRID market implementation, the after tax cash flows from the Company’s acquired lists did not exceed the mandatory charge for contributory assets, the largest being the $300 million NLA requirement. The $335.3 million impairment charge represented a total impairment of the Company’s acquired specialist stock lists due to a negative cash flow under the contributory asset model used for testing and as such no impairment analysis will be required going forward, since the Company has fully written down the value of its stock listing rights.

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

Results of Operations

Specialist and Market-Making Segment Operating Results

(000’s omitted)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2007 vs. 2006 Percentage Change	Nine Months 2007 vs. 2006 Percentage Change
	2007	2006	2007	2006
Revenues:
Net gain on principal transactions	$32,876	$45,136	$145,526	$134,927	(27.2)%	7.9%
Commissions and other fees	5,938	8,399	18,122	27,783	(29.3)	(34.8)
Stock borrow interest	47,392	38,041	163,257	99,445	24.6	64.2
Other interest	4,026	6,130	14,106	14,134	(34.3)	(0.2)
Net gain (loss) on investments	16,182	16,329	(37,691)	153,123	0.1	(124.6)
Other	1,184	44	2,248	579	2,590.9	288.3

Total segment revenues	107,598	114,079	305,568	429,991	(5.7)	(28.9)
Interest expense	63,965	50,889	213,242	119,786	25.7	78.0

Revenues, net of interest expense	43,633	63,190	92,326	310,205	(30.9)	(70.2)
Goodwill impairment	—	—	164,100	—	—	100.0
Specialist stock list impairment	—	—	335,264	—	—	100.0
Operating expenses	25,113	34,440	100,654	104,715	(27.1)	(3.9)

Income (loss) before taxes	$18,520	$28,750	$(507,692)	$205,490	(35.6)%	(347.1)%

Revenues from our Specialist and Market-Making segment consist primarily of net gains and losses resulting from our specialist activities in stocks and options, market-making activities in ETFs, options and futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as specialist, and accrued dividends receivable or payable on our equity positions. Additionally, a major component of the overall trading revenues is revenue generated by our Specialist and Market-Making segment consisting primarily of interest earned in securities lending transactions and inventory financing in connection with our trading in options, futures and ETFs which is separately stated as stock borrow interest and other interest. These revenues are primarily affected by changes in share volume traded and fluctuations in prices of stocks, rights, options, ETFs and futures in which we are the specialist or in which we make a market. Also included in net gain on principal transactions are net gains earned from principal transactions in securities for which we act as specialist and interest income. Net gain on principal transactions represents trading gains net of trading losses and certain exchange imposed trading activity fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures.

Commissions and other fees revenue generated by our Specialist and Market-Making segment consists primarily of fees earned by our cash equity specialists for providing liquidity on the NYSE and, through July 9, 2007, for executing limit orders on the AMEX. Other fees are related to a specialist liquidity provision payment (the “LPP”) program which was implemented on September 1, 2007 and an interim “specialist allocation pool” payment to us in the amount of $2.1 per month by the NYSE from December 2006 through August 2007. The new LPP currently is a variable payment per month which currently is calculated at a base of 25% of the revenue generated by the NYSE from specialist activities. Each specialist firm is allocated a portion of these revenues based on its trading performance, which is measured by liquidity-enhancing behavior provided by the specialist consisting of four categories: (1) price improvement, (2) size improvement, (3) liquidity provision from posting bids or offers and (4) matches of better bids or offers than those published by other market centers

Net gain (loss) on investments reflects the aggregate revenues generated from our investments in restricted and unrestricted NYX shares and other investments not derived specifically from specialist and market-making activities.

Other revenue at our Specialist and Market-Making segment consists primarily of miscellaneous receipts not derived specifically from specialist and market-making activities.

Interest expense attributable to our Specialist and Market-Making segment is the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs specialist and market-making operations and interest on subordinated indebtedness that has been approved by the NYSE for inclusion in the net capital of our LaBranche & Co. LLC subsidiary.

Key Metrics of our Specialist and Market-Making Business— When assessing the performance and financial results of a specific period, management examines certain metrics to ascertain their impact on cash equity specialist financial results. Some of the key metrics that we review, and their values for the three and nine month periods ended September 30, 2007 and 2006, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2007 vs. 2006 Percentage	Nine Months 2007 vs. 2006 Percentage
	2007	2006	2007	2006	Change	Change
NYSE average daily share volume (in millions)	2,309.1	1,727.4	2,122.5	1,830.1	33.7%	16.0%
LAB share volume on the NYSE (in billions)	20.8	25.7	71.4	79.5	(19.1)	(10.2)
LAB dollar value on the NYSE (in billions)	$826.1	$870.5	$2,825.9	$2,837.3	(5.1)	(0.4)
Share volume of principal shares traded (in billions)	2.2	4.0	6.9	13.9	(45.0)	(50.4)
Dollar value of principal shares traded (in billions)	$96.7	$147.4	$290.7	$523.4	(34.4)	(44.5)
Average closing price of the CBOE Volatility Index	21.6	13.6	16.0	13.4	58.8	19.4
Program trading as an approximate percentage of NYSE average daily share volume	36.5%	30.4%	34.7%	30.7%	20.1	13.0
Number of Market Making ETFs (1)	114	73	114	73	56.1	56.1
Number of Options	642	761	642	761	(15.6)%	(15.6)%

(1)	As of August 1, 2007, the Specialist and Market-Making segment withdrew as the specialist firm for 26 of its 27 ETF products on the NYSE, and in September 2007, the remaining ETF was re-listed on the NYSE Arca Exchange.

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

Three Months Ended September 30, 2007 versus September 30, 2006

The decrease in our net gain on principal transactions reflects a decrease in our option and ETF specialist and market-making principal trading revenue for the three months ended September 30, 2007, as compared to the same period in 2006. This decrease in principal trading revenues primarily was due to the challenging trading conditions in our non-cash equities specialist and market-making business during July and early August 2007, partially offset by improved market conditions and principal trading results in late August and September 2007.

Commission and other fees revenue during the third quarter of 2007 decreased as the result of the NYSE rule change in December 2006 implementing the specialist allocation pool payment, and in September 2007, the LPP program, which was different than the commission program for specialists on certain limit order transactions that terminated in December 2006. In the third quarter of 2007, we received a specialist allocation pool payment in the amount of $2.1 million per month for July and August, and we received a LPP payment in September 2007 in the amount of approximately $1.6 million.

Stock borrow interest increased mainly due to the increased trading opportunities for our non-cash equities specialist and market-making activities.

Net gain (loss) on investments is directly related to an increase in the fair value of our NYX shares during the third quarter of 2007.

Other revenue is mainly comprised of proprietary trading gains and our receipt of the quarterly dividend declared by the NYSE Euronext, Inc. in September 2007 on our NYX shares.

Nine Months Ended September 30, 2007 versus September 30, 2006

The increase in our net gain on principal transactions reflects an increase in our option and ETF specialist principal trading revenue for the nine months ended September 30, 2007 as compared to the same period in 2006. This increase in principal trading revenues was partially offset by the generally challenging trading conditions for the first nine months of 2007 in our cash equity specialist operations following the conversion of the NYSE to the HYBRID market model.

Commission and other fees revenue during the first nine months of 2007 decreased as the result of the NYSE rule change in December 2006 implementing the rebate program for certain specialist limit order transactions and additional change to the cash equity specialist

LPP program on September 1, 2007. Through August 31, 2007, we received a specialist allocation pool payment in the amount of $2.1 million per month from the NYSE and in September 2007, we received a LPP payment in the amount of approximately $1.6 million, versus the average monthly commission in 2006 of approximately $3.2 million.

Stock borrow interest increased mainly due to the increased trading opportunities for the non-cash equities specialist and market-making activities

Net gain (loss) on investments is directly related to a decrease in the fair value of our NYX shares during the first nine months of 2007.

Other revenue is mainly comprised of proprietary trading gains and our receipt of the quarterly dividend declared by the NYSE Euronext, Inc. in June and September 2007 on our NYX shares.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2007 vs. 2006 Percentage	Nine Months 2007 vs. 2006 Percentage
(000’s omitted)	2007	2006	2007	2006	Change	Change
Revenues:
Net gain on principal transactions	$469	$—	$752	$—	100.0%	100.0%
Commissions and other fees	5,132	8,342	17,635	$27,602	(38.5)	(36.1)
Stock borrow interest	—	129	786	398	(100.0)	97.5
Other interest	404	246	1,473	786	64.2	87.4
Net gain (loss) on investments	1,298	1,357	(3,224)	12,794	(4.3)	(125.2)
Other	(80)	33	(16)	129	(342.4)	(112.4)

Total segment revenues	7,223	10,107	17,406	41,709	(28.5)	(58.3)
Interest expense	12	142	912	464	(91.5)	96.6

Revenues, net of interest expense	7,211	9,965	16,494	41,245	(27.6)	(60.0)

Operating expenses	6,877	9,879	22,769	29,919	(30.4)	(23.9)

Income (loss) before taxes	$334	$86	$(6,275)	$11,326	288.4%	(155.4)%

Our Institutional Brokerage segment’s commission revenue for the first nine months of 2007 and in prior periods includes fees charged to customers for execution, clearance (through June 8, 2007) and direct-access floor brokerage activities.

Net gain (loss) on investments reflects the aggregated revenues generated from our investments in restricted and unrestricted NYX shares and other investments not derived specifically from institutional brokerage activities.

Three Months Ended September 30, 2007 versus September 30, 2006

Net gain on principal transactions are the result of LFS principal trading and market making activity in OTC Bulletin Board and Pink Sheet securities, which commenced in May 2007 following approval of this activity by FINRA.

Commissions and other fees revenue decreased primarily as a result of a reduction in the number of our direct access customers. Furthermore, adverse market conditions reduced commissions earned by institutional trading.

Net gain on investments is directly related to an increase in the fair value of our NYX shares during the third quarter of 2007.

Nine Months Ended September 30, 2007 versus September 30, 2006

Net gain on principal transactions are the result of LFS’ principal trading activity in OTC Bulletin Board and Pink Sheet securities, which commenced in May 2007.

Commissions and other fees revenue decreased primarily as a result of a reduction in the number of our direct access customers. Furthermore, adverse market conditions reduced commissions earned by institutional trading.

Stock borrow and other interest increased due to a higher contractual value of stock financing transactions.

Other interest increased due to a $20.0 million capital infusion in the fourth quarter of 2006 being invested in U.S. Treasury bills.

Net gain (loss) on investments is directly related to a decrease in the fair value of our NYX shares during the first nine months of 2007.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2007 vs. 2006 Percentage	Nine Months 2007 vs. 2006 Percentage
(000’s omitted)	2007	2006	2007	2006	Change	Change
Interest	$3,052	$1,285	$7,257	$3,361	137.5%	115.9%
Net (loss) gain on investments	(82)	18	(215)	(76)	(555.6)	(182.9)
Other	83	(41)	238	215	302.4	10.7

Total segment revenues	3,053	1,262	7,280	3,500	141.9	108.0
Interest expense	12,181	13,236	37,684	40,017	(8.0)	(5.8)

Revenues, net of interest expense	(9,128)	(11,974)	(30,404)	(36,517)	(23.8)	(16.7)

Operating expenses	2,820	3,101	8,202	8,342	(9.1)	(1.7)

Loss before taxes	$(11,948)	$(15,075)	$(38,606)	$(44,859)	(20.7)%	(13.9)%

The portion of our revenues that is not generated from our two principal business segments consists primarily of interest income and net gains or losses from our non-marketable investments.

Three Months Ended September 30, 2007 versus September 30, 2006

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of cash balances increasing by approximately $142 million year over year.

Net (loss) gain on investments decreased as a result of a decline in the market value of our non-marketable investments.

Other revenue increased primarily due to the revaluation of our investment in our foreign subsidiaries based on the change in currency rates.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Nine Months Ended September 30, 2007 versus September 30, 2006

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of cash balances increasing by approximately $142 million year over year.

Net (loss) gain on investments decreased as a result of a decline in the market value of our non-marketable investments.

Other revenue increased primarily due to the revaluation of our investment in our foreign subsidiaries based on the change in currency rates.

Our Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three months 2007 vs. 2006 Percentage	Nine months 2007 vs. 2006 Percentage
(000’s omitted)	2007	2006	2007	2006	Change	Change
Expenses:
Employee compensation and related benefits	$13,522	$20,098	$61,608	$63,621	(32.7)%	(3.2)%
Exchange, clearing and brokerage fees	10,062	11,976	29,713	34,562	(16.0)	(14.0)
Lease of exchange memberships and trading license fees	614	1,340	1,926	3,651	(54.2)	(47.2)
Depreciation and amortization	1,000	3,195	8,128	9,255	(68.7)	(12.2)
Goodwill impairment	—	—	164,100	—	—	100.0
Specialist stock list impairment	—	—	335,264	—	—	100.0
Restructuring	25	—	1,098	—	100.0	100.0
Other	9,587	10,811	29,152	31,887	(11.3)	(8.9)

Total expenses before taxes	34,810	47,420	630,989	142,976	(26.6)	341.3
Provision (benefit) for income taxes	$903	$5,924	$(184,077)	$74,224	(84.8)%	(348.0)%

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

Three Months Ended September 30, 2007 versus September 30, 2006

Employee compensation and related benefits decreased primarily as a result of a decrease in base salary expense due to a reduction of headcount in the fourth quarter of 2006 and the first half of 2007.

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

Depreciation and amortization decreased following the second quarter of 2007 impairment of the specialist stock list partially offset by large capital asset additions in the fourth quarter of 2006 relating to construction of new office space.

Nine Months Ended September 30, 2007 versus September 30, 2006

Employee compensation and related benefits decreased primarily as a result of a decrease in base salary expense due to a reduction of headcount in the fourth quarter of 2006 and the first half of 2007. Partially offsetting this decrease was an increase in incentive compensation due to increased principal trading results in 2007.

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

Depreciation and amortization decreased as a result of the second quarter of 2007 impairment of the specialist stock list partially offset by large capital asset additions in the fourth quarter of 2006 relating to construction of new office space.

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

Restructuring charges were the result of the planned reduction of workforce and related severance costs due to the automation of markets, general cost reductions and the outsourcing of the Institutional Brokerage segment’s clearing operations to a major Wall Street firm. Please refer to Footnote 12, “Restructuring” of our consolidated financial statements in this report for additional information and disclosure.

Liquidity and Capital Resources

As of September 30, 2007, we had $5,280.5 million in assets, of which $543.4 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations. To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including regulatory capital requirements in our specialist and market-making operations, the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of September 30, 2007, our most significant long-term indebtedness was the $199.8 million aggregate principal amount of our outstanding senior notes that mature in May 2009 and the $260.0 million aggregate principal amount of our outstanding senior notes that mature in May 2012, or $459.8 million of public debt in aggregate.

At September 30, 2007, our net cash capital position was $274.9 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged approximately $169 million.

	($ millions)
	9/30/2007	12/31/2006
Cash Capital Available:
Stockholders’ equity	$509.9	$874.7
Subordinated debt	5.7	6.4
Promissory note	—	8.0
Long term debt > 1 year	459.8	459.8
Other holding company liabilities	38.9	49.5

Total cash capital available	$1,014.3	$1,398.4

Cash Capital Required:
Regulatory capital	$224.3	$337.8
Working capital	140.0	180.5
NYX unrestricted shares	165.0	—
Illiquid assets/long-term investments	191.5	723.9
Subsidiary intercompany	18.6	7.1

Total Cash Capital Required	$739.4	$1,249.3

Net Cash Capital	$274.9	$149.1

“Cash Capital Available” is mainly comprised of stockholders’ equity, long term debt, subordinated debt and other liabilities of our holding company which, in the aggregate, constitute the currency used to purchase our assets and provide our working capital. This amount will be affected principally as debt matures or is refinanced and as earnings are retained or paid as dividends. “Cash Capital Required” mainly consists of the assets used in our businesses. Regulatory capital is defined as capital required by the SEC and applicable exchanges to be maintained by broker-dealers. It is principally comprised of cash, net equities, other investments and net receivables from other broker-dealers. Working capital constitutes liquid assets provided to our subsidiaries in excess of the required regulatory capital. Illiquid assets and long term investments are mainly comprised of exchange memberships, intangible assets, such as goodwill, trade name and stock listing rights, deposits, deferred taxes and non-marketable investments. Subsidiary intercompany amounts represent short-term (usually 15 days or less) cash outlays by the parent on behalf of operating subsidiaries for shared-service costs such as payroll, benefits, recurring administration and operations payments as well as short term financing to re-deploy working capital between operating subsidiaries. “Net Cash Capital” is considered to be the excess of Cash Capital Available over Cash Capital Required, or “free cash,” which we can utilize to fund our business needs.

We also monitor alternative funding measures in addition to our available net cash capital. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of September 30, 2007, we have identified the following alternative funding measures to support future debt maturity requirements:

•	Reduction of excess capital at LaBranche & Co. LLC to required NLA (excess NLA dividend)

•	Further reduction of NLA requirements by the NYSE and SEC

•	Liquidation of net invested capital at certain subsidiaries

•

Our NYX shares, as previously discussed, can be either sold or held as good capital as their transfer restrictions are removed. If the shares are held as good capital instead of sold, no tax charge would be applied and cash could be freed from its current use as NLA capital.

Alternative Funding Measures
$ millions

Net cash capital	$274.9
Unrestricted NYX shares (2) (3)	55.3
Further reduction of NLA requirements (1) (4)	196.1
Excess regulatory capital at subsidiaries (4)	31.0
Restricted NYX shares (2) (3)	51.5

Total cash available from alternative funding measures	$608.8

(1)	Estimated based on calculations of NYSE-approved new expected NLA requirements, subject to SEC approval.
(2)	Computed on an after-tax basis and after a $47.7 million reduction for NYX shares used as regulatory capital.
(3)	Based on NYX price of $79.17 per share on September 30, 2007.
(4)	Subject to regulatory approval prior to distribution to the holding company.

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

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and structured within the context of our two significant debt tranches with a significant spread of years between maturities (mid-term and long-term). Our debt terms mature in 2009 and 2012 for these significant debt tranches. In addition, the debt tranches have call provisions which allow pre-maturity retirements, which commenced in May 2007 for our 9 1 /2% senior notes due in 2009 and which will commence in May 2008 for our 11% senior notes due in 2012. These redemption opportunities over the six year period from 2007 through 2012 allow us maximum flexibility in repaying material amounts of our indebtedness and/or sufficient time to refinance the long-term debt as required. The following chart profiles our long-term debt maturity schedule as of September 30, 2007.

Our outstanding senior notes in the aggregate principal amount of $459.8 million were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. We are not restricted, however, from repurchasing our outstanding senior notes pursuant to the optional redemption provisions of the indenture or in the open market. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock. As of September 30, 2007, our consolidated fixed charge coverage ratio, as defined, was 1.00:1, which means we currently cannot make “restricted payments” exceeding an aggregate of $15.0 million over the life of the indenture. Even though our fixed charge coverage ratio is below 2.00:1, we are still in compliance with all our covenants under the indenture. It should be noted that the fixed charge coverage ratio would be increased by a reduction of debt in either tranche of our senior notes due to the fact that interest expense related to such debt could be retroactively eliminated from the denominator in the ratio.

In addition, under the indenture governing our outstanding senior notes, if, at any time, our cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million, we will not be entitled to make a “restricted payment” at such time. As of September 30, 2007, 50% of our cumulative consolidated net income since July 1, 2004 was $80.4 million, and we had received approximately $1.4 million of cash upon the exercise of options since July 1, 2004. As explained above, however, our “fixed charge coverage ratio” currently is below 2.00:1 and accordingly, we currently are unable to make restricted payments greater than the $15.0 million “basket” described above. While we have not made any restricted payments since May 18, 2004, we cannot be sure if, or how long this covenant will prevent or limit us from making restricted payments in the future.

The indenture governing our outstanding senior notes permits us to redeem some or all of the senior notes due 2009 on or after May 15, 2007 and some or all of the senior notes due 2012 on or after May 15, 2008 at varying redemption prices, depending on the date of redemption. Under the terms of the indenture, if we sell our assets (other than substantially all our assets) we will be required to offer to repurchase outstanding senior notes, in an amount equal to our after-tax proceeds of such asset sale, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. To the extent we repurchase any outstanding senior notes, our fixed-term interest payments would be correspondingly reduced.

Under the terms of the indenture, if we sell substantially all of our assets or experience specific kinds of changes in control, we will be required to offer to repurchase our outstanding senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase. In addition, in certain events (including certain mergers, consolidations or sales of substantially all its assets, LaBranche & Co. LLC no longer being a specialist in good standing on the NYSE or material noncompliance with the covenants following notice), either the Trustee or, separately, the holders of at least 25% of each series of the senior notes have the option to require full repayment of each such series at 100% of the principal amount thereof, so long as not more than 50% of total holders of each series object to such repayment.

On March 2, 2007, we retired the remaining $13.6 million aggregate principal amount of our senior subordinated notes due March 2007 that we did not repurchase in connection with our May 2004 debt refinancing. Those notes were cancelled and no senior subordinated notes of this series remain outstanding. We also retired a subordinated note at LaBranche & Co. LLC in the amount of $0.7 million due to an acceleration of the maturity by the note holder. On June 5, 2007, LaBranche & Co. LLC also retired $3.0 million of subordinated indebtedness pursuant to the debt’s maturity schedule. On August 7, 2007, we also retired, at maturity, $8.0 million aggregate principal amount of subordinated notes that had been issued in connection with a repurchase of our preferred stock in 2002.

As of September 30, 2007, the subordinated indebtedness of LaBranche & Co. LLC totaled $5.7 million. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between December 2007 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in each of June 2004, 2005, 2006 and 2007. LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes. Our outstanding junior subordinated notes in the aggregate principal amount of $2.7 million, have automatic rollover provisions, which extend their maturity for an additional year, unless we provide at least six months advance notice of our intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto. This $2.7 million in junior subordinated notes may also be terminated and repaid at anytime by the Company upon the written consent of the note holders. $1.6 million of these notes will not automatically be renewed pursuant to a notification requirement and have been re-classified to short term on the condensed statements of financial condition.

Below is a table providing future redemption and repayment opportunities with respect to our indebtedness pursuant to the terms thereof.

Debt	Interest Rate	Remaining Principal	Maturity Date	First Call
Senior Notes due 2012	11.0%	$260.0 million	May 15, 2012	May 15, 2008 first call is at 105.50% (2)

Senior Notes due 2009	9.5%	$199.8 million	May 15, 2009	May 15, 2007 first call is at 104.75% (2)

Senior Subordinated Notes(1)	7.69%	$3.0 million	June 3, 2008	None - will be paid at maturity

Junior Subordinated Notes	10.0%	$2.7 million	Automatic Renewal	None - Requires six-month notice or mutual consent of the note holder to redeem

Total		$465.5 million

(1)	The $3.0 million must be paid in June 2008 (with interest).
(2)	The redemption premium is reduced by one-half each subsequent May 15.

As of September 30, 2007, we had a tax receivable of $16.3 million compared to $5.4 million at December 31, 2006.

Our “Other liabilities” of $13.8 million reflected on the accompanying 2007 condensed consolidated statement of financial condition are comprised of legal and tax contingencies pursuant to SFAS 5 and FIN 48. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of September 30, 2007, LaBranche & Co. LLC’s net capital, as defined, was $300.1 million, which exceeded the minimum requirements by $299.6 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own net liquid assets (“NLA”), their position requirement. As of September 30, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $269.6 million, and its actual NLA, as defined, was $290.7 million. As of December 31, 2006, LaBranche & Co. LLC’s minimum required dollar amount of NLA, as defined, was $269.6 million. LaBranche & Co. LLC’s actual NLA, as defined, was $290.7 million as of December 31, 2006. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates.

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

On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital requirement for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction was effected in four quarterly installments on September 1, 2006, December 1, 2006, March 9, 2007 and June 18, 2007. After the first installment, LaBranche & Co. LLC paid to us a dividend of $49 million, after the second installment, LaBranche & Co. LLC paid to us a dividend of $57 million, after the third installment, LaBranche & Co. LLC paid to us a dividend of $44 million and after the third installment, LaBranche & Co. LLC paid to us a dividend of $90 million. These dividend payments were mainly comprised of the net liquid asset reductions, but also included dividends for excess regulatory capital. Likewise, the final two dividends to us of $44.0 million and $90.0 million included an aggregate $60.0 million effect of using NYX stock instead of cash for as regulatory capital. On September 27, 2007 LaBranche & Co. LLC paid to us a dividend of $30 million. This dividend payment was mainly comprised of excess regulatory capital generated from operations.

On October 17, 2007, the NYSE approved a further reduction in the NLA required to be maintained by its cash equities specialists. This reduction, which must be submitted to the SEC for approval, could result in reduction of LaBranche & Co. LLC’s NLA by as much as $196 million over the nine month period following the SEC’s approval, based on information currently available to us. Pursuant to these NLA rules, LaBranche & Co LLC is entitled to use unrestricted shares of NYX stock as NLA, instead of cash for regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of September 30, 2007 included approximately $69 million in NYX stock (after the risk-based haircuts). If the additional NLA reduction is approved by the SEC, it is possible that the majority of the amended NLA requirement could be met by the NYX shares held by LaBranche & Co. LLC. The amended NLA requirements could enable LaBranche & Co. LLC to make a dividend distribution of additional amounts of free cash to the LaBranche & Co Inc. upon each reduction, although we cannot at this point assure you of the amount or timing of any such dividend distribution, if any.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of September 30, 2007 and December 31, 2006, LFS’ net capital, as defined, was $14.4 million and $38.3 million, respectively, which exceeded minimum requirements by $13.4 million and $36.8 million, respectively. We reduced the net capital at LFS by $26 million in September 2007 to the current $14.4 million, due primarily to the decrease in our net capital requirement when we outsourced our clearing operations to a major Wall Street firm in June 2007.

As a clearing broker-dealer, LFS also is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of October 2, 2007, to comply with its September 30, 2007 requirement, cash and U.S. Treasury Bills in the amount of $1.4 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.5 million. As of January 3, 2007, to comply with its December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $3.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.7 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2007 and December 31, 2006, LSP’s net capital, as defined, was $63.1 million and $68.2 million, respectively, which exceeded minimum requirements by $62.0 million and $67.4 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .27 to 1 and .18 to 1, respectively.

LSPS, as a specialist and member of the NYSE through October 31, 2007, was subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2007 and December 31, 2006, LSPS’ net capital, as defined, was $21.4 million and $20.2 million, respectively, which exceeded the minimum requirements by $21.2 million and $20.0 million, respectively. LSPS’ aggregate indebtedness to net capital ratio on those dates was .17 to 1 and .12 to 1, respectively. On October 31, 2007, LSPS withdrew its registration as a broker-dealer and as an NYSE member firm and, thus, is no longer subject to the provisions of SEC Rule 15c3-1. LSPS is in the process of implementing a plan of liquidation.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2007 and December 31, 2006, LSPD’s net capital, as defined, was $3.0 million and $3.0 million, respectively, which exceeded its minimum requirement by $3.0 million at both of those dates. LSPD’s aggregate indebtedness to net capital ratio on those dates was .03 to 1 and .02 to 1, respectively.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and NLA, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, LaBranche & Co. LLC’s NLA requirement limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes. Although a portion of the NLA requirement is met by LaBranche & Co. LLC’s securities positions, pending trades and other assets associated with our equity specialist activities, a substantial portion of LaBranche & Co. LLC’s cash and cash equivalents as of September 30, 2007 was used to meet its NLA requirement.

Cash Flows

Cash and cash equivalents decreased $15.4 million to $541.9 million at September 30, 2007 from $557.4 million at December 31, 2006. Cash provided by operating activities were $10.7 million for the first nine months of 2007, primarily attributable to a decrease in financial instruments owned, at fair value and an increase in financial instruments sold, but not yet purchased, at fair value offset by an increase in receivable from brokers, dealers and clearing organizations which occurred in the normal course of business. Cash used in investing activities of $0.8 million for the first nine months of 2007 reflected purchases of office equipment and leasehold improvements offset by the proceeds from the sale of a business unit. Cash used in financing activities of $25.2 million for the first nine months of 2007 was primarily due to the principal repayment of subordinated and short term debt partially offset from the tax benefit from vesting of stock based compensation.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing. The following table sets forth the credit ratings on our registered outstanding senior notes as of September 30, 2007:

	Moody’s Investors Service	Standard & Poor’s
2009 Senior Notes	B2	B

2012 Senior Notes	B2	B

In September 2007, Moody’s Investor Services changed its credit rating of our outstanding senior notes from B1 to B2 but continued a stable outlook due to our high quality balance sheet and improved liquidity. In September 2005, Standard & Poors improved its outlook on our outstanding senior notes to stable, while affirming our B rating, due to our improved debt service and liquidity positions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first nine months of 2007, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2006, as described in our 2006 10-K.

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

Corporate Compliance Committee. LaBranche & Co. LLC’s corporate compliance committee consists of representatives from executive and senior management, compliance personnel, including our on-floor compliance officer, our general counsel, our chief regulatory officer and several additional senior floor specialists, known as post managers. The role of the corporate compliance committee is to monitor and report to senior management on the statutory and regulatory compliance efforts of our specialist business. The corporate compliance committee also advises the compliance department in establishing, reviewing and revising our policies and procedures governing LaBranche & Co. LLC’s regulatory compliance structure.

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

Floor Management Committee. Our NYSE floor management committee is currently composed of one senior floor manager, seven post managers, one wheel manager and one floor administrative personnel manager. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our specialist stocks. In determining these procedures and guidelines, the floor management committee considers the recommendations of the floor captains. The post managers generally meet with their respective floor captains on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for particular specialist stocks. The wheel managers ensure that the floor is adequately staffed at all times. In addition, post managers, wheel managers and floor captains are always available on the trading floor to review and assist with any unusual trading situations reported by a floor captain, and the swat-team manager is available to assess and provide assistance on break-out, or intense trading situations. Our floor management committee reports to our executive operating committee about each of these trading situations as they occur. Our floor management committee also trains other specialists and trading assistants on a regular basis on new rules and/or interpretations from the NYSE with respect to our specialist obligations and guidelines, with the assistance of our compliance department.

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

Electronic Exception Reports. We have implemented a system of electronic rule exception reports at our LaBranche & Co. LLC subsidiary to monitor our compliance with NYSE and SEC rules. These reports are generated on a daily basis, from one to three days after each trading day, and are the result of significant development efforts from our technology group, with advice of our compliance and legal staff. Our compliance staff reviews these exception reports daily, and in the event an exception is detected, the exception is researched in detail by our on-floor compliance officer or another compliance officer to determine if a compliance issue is found. If a compliance issue is detected, we make an effort to correct the problem and conduct training of our specialists and/or distribute compliance bulletins to ensure our specialists understand the rule and processes going forward. Certain detected issues are discussed at monthly compliance committee meetings.

We believe that enhancements we have made to our compliance procedures and guidelines, and on a continuous basis as circumstances warrant, have improved our risk management process.

Circuit Breaker Rules. The NYSE has instituted certain circuit breaker rules intended to halt trading in all NYSE listed stocks in the event of a severe market decline. The circuit breaker rules impose temporary halts in trading when the Dow Jones Industrial Average drops a certain number of points. Current circuit breaker levels are set quarterly at 10, 20 and 30 percent of the Dow Jones Industrial Average closing values of the previous month, rounded to the nearest 50 points. These rules provide investors extra time to respond to severe market declines and provide us an additional opportunity to assure compliance with our risk management procedures.

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

A high concentration of equity specialists’ principal trading revenue is generated from its ten and twenty-five most profitable NYSE specialist stocks. The percentage of our equity specialist trading revenue generated from our ten most profitable specialist stocks has increased from 21.4% to 58.5% of total principal trading revenue in the third quarter of 2006 and 2007, respectively. The percentage of our equity specialist trading revenue generated from our twenty-five most profitable specialist stocks has increased from 38.0% to 85.6% of total principal trading revenue in the third quarter of 2006 and 2007, respectively. We believe that these increases have been impacted by the implementation of the HYBRID market. We believe that if and when our algorithmic trading technology become fully operational, these statistics could return to normal expectations, although we cannot provide assurance of these results. However, we are not overly reliant on a particular group of specialist stocks, as the composition of our ten and twenty-five most profitable specialist stocks changes frequently.

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

Our traders purchase and sell futures, options, the stocks underlying certain ETF and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs specialist and market making activities are responsible for monitoring these risks. These managers utilize a third-party software application to monitor specialist and market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue with senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Our options, futures and ETFs trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, which reduces potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our specialist and market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2006	$2,121	$614	$(20)	$8,086	$28,799
March 31, 2007	$27,818	$(4,107)	$0	$6,292	$(7,207)
June 30, 2007	$43,000	$16,000	$0	$8,000	$29,000
September 30, 2007	$(10,225)	$902	$0	$1,836	$13,562

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

Our specialist and market-makers trade international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rates. We, therefore, hold various foreign currencies in order to lessen the risks posed by changing foreign currency rates. In addition, LSP trades derivatives denominated in foreign currencies, which creates exposure to foreign currency risk.

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2006	$(962)	$(320)	$320	$962
March 31, 2007	$20	$7	$(7)	$(20)
June 30, 2007	$(10,140)	$(3,380)	$3,380	$10,140
September 30, 2007	(2,380)	(793)	793	2,380

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

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of September 30, 2007, our largest unhedged proprietary position is NYSE Euronext Inc. This concentration does not arise in the normal course of business.

Institutional Brokerage Risk Management Process

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

Since June 8, 2007 our customer margin transactions are executed through a major Wall Street clearing firm. These customer margin transactions are financed by the clearing firm based on our instructions. We are liable to the clearing firm for any losses incurred by the clearing firm in connection with our customers’ margin transactions.

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

Operational and Technology Risk

Operational risk relates to the risk of loss from external events, and from failures in internal processes or information systems. In each of our business segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE and other exchanges, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE cash equity specialist operations must constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems affords management instant access to specific trading information at any time during the trading day, including:

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

We internally develop and use significant proprietary trading technologies in our specialist and market-making segment in order to enhance our principal trading capabilities and manage risk in the increasingly evolving electronic marketplace. Our trading technologies are developed and maintained by our information technology personnel and their development process is subject to policies and procedures designed to mitigate the risk of technology design flaws and programming errors. These policies and procedures include, but are not limited to, policies concerning the techniques and manner by which new or enhanced trading technologies are implemented, segregation of duties among the developers, the quality assurance personnel and the individual who enters new trading technologies into production and, when possible, independent review of these technologies and procedures. Although these, and other, policies and procedures are designed to mitigate the risk of design, coding or other flaws or errors in our current and future trading technologies, we cannot assure you that these policies and procedures will successfully be followed or will timely and effectively detect such flaws or errors.

We have developed and implemented a business continuity plan, which includes a comprehensive disaster recovery plan. We have a back-up disaster recovery center in New York, outside of Manhattan as well as international facilities in London, England and Hong Kong with redundant trading facilities.

Legal and Regulatory Risk

Substantial legal liability or a significant regulatory action against us could have a material adverse effect on our financial condition or cause significant harm to our reputation, which in turn could negatively affect our business prospects.

Our registered broker-dealer subsidiaries are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. These broker-dealers are subject to SEC Rules 15c3-1, 15c3-3 and other requirements adopted and administered by the SEC and the NYSE.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first, second or third quarter of our fiscal year ending December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings since the March 1, 2007 filing of the 2006 10-K and the May 10, 2007 filing of the First Quarter 10-Q and the August 9, 2007 filing of the Second Quarter 10-Q, except as follows:

In re NYSE Specialists Securities Litigation. On September 18, 2007, the United States Court of Appeals for the Second Circuit reinstated certain of the claims against the NYSE that previously had been dismissed.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2006 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in our 2006 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above, we and our operating subsidiaries have been the target from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

There have been no changes to the risk factors noted in our 2006 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 10-K, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.	Other Information.

We have included in this Form 10-Q filing, without limitation, in Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including a decrease in trading volume on the NYSE or the AMEX, changes in volatility in the equity securities market and changes in the value of our securities positions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in us involves various risks, including those mentioned above and those that are detailed from time to time in our SEC filings.

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

Item 6.	Exhibits.

10.1	Form of Change in Control Agreement, dated September 18, 2007, between the Company and each of Jeffrey A. McCutcheon and Stephen H. Gray.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2007	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Form of Change in Control Agreement, dated September 18, 2007, between the Company and each of Jeffrey A. McCutcheon and Stephen H. Gray.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.