Form 10-K
period 2007-12-31
LABRANCHE & CO INC
filed 2008-03-17
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 001-15251

LaBRANCHE & CO INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4064735
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

33 Whitehall Street, New York, New York 10004

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on June 29, 2007, was approximately $191,790,000. Shares of Common Stock beneficially held by each officer and director and by each person who owns 10 percent or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Common Stock outstanding as of March 7, 2008 was 61,934,978.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders to be held on May 20, 2008 are incorporated by reference in this Annual Report on Form 10-K in response to Part II, item 5 and Part III, items 10, 11, 12, 13 and 14.

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

Item 1. BUSINESS.

Overview

We are the parent corporation of LaBranche & Co. LLC, one of the oldest and largest specialists in equity securities listed on the New York Stock Exchange (“NYSE”). We are also the parent of LaBranche Structured Holdings, Inc. (“LSHI”), the holding company for a group of entities that are specialists and market-makers in options, futures and exchange-traded funds, or “ETFs,” traded on various exchanges. As a specialist and market-maker, we play an important role in providing liquidity and continuity in our portfolio of listed company stocks, options, futures and ETFs. We also make markets in securities for which we are not the registered specialist. The specialist facilitates buying and selling of securities of the companies it represents by bringing information, critical expertise, and needed liquidity to the forefront of the marketplace. LaBranche Financial Services, LLC (“LFS”), another of our operating subsidiaries, provides securities execution and direct-access floor brokerage services to institutional investors and trades in over-the-counter and bulletin board securities for its own account.

LSHI is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc. (“LSPD”), a New York corporation. LSP is a registered broker-dealer that operates as a specialist in ETFs and futures on the AMEX, the New York Board of Trade (“NYBOT”), and the Philadelphia Stock Exchange (“PHLX”), and as a market-maker in options, ETFs and futures on several exchanges, including the AMEX, NYBOT, PHLX, the Chicago Board Options Exchange® (“CBOE”), and International Securities Exchange (“ISE”). LSPE is a broker-dealer registered with the United Kingdom’s Financial Securities Authority and operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext Exchanges. LSPH is a broker-dealer registered with

Hong Kong’s Securities and Futures Commission and operates as a market-maker for ETFs and engages in hedging transactions in Asia. LSPD is a Financial Industry Regulatory Authority (“FINRA”) member firm that is in the process of obtaining approval from the FINRA to become an institutional execution firm in derivative and structured products and intends to become a market-maker in securities quoted on the NASDAQ system.

We are also the sole stockholder of LABDR Services, Inc. (“LABDR”) and the sole owner of LaBranche & Co. B.V. (“BV”). LABDR provided disaster recovery services and back-up facilities to other LaBranche subsidiaries until June 2007 when it became inactive. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations.

We are a Delaware corporation that was incorporated in June 1999. Our principal executive offices are located at 33 Whitehall Street, New York, New York 10004, and our telephone number is (212) 425-1144. Our Internet address is www.labranche.com. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings also are available on the SEC’s website at www.sec.gov.

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

We currently view our business as operating principally in two separate segments: the Specialist and Market-Making segment and the Institutional Brokerage segment.

Our Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPE, LSPH, LSPD, LaBranche Structured Products Specialists, LLC (“LSPS”) (which ceased operations in October 2007), LABDR and BV (each of which ceased operations in June 2007). As of December 31, 2007, the entities within our Specialist and Market-Making segment were specialists on the NYSE, the AMEX, the NYBOT and the PHLX, as well as market-makers on several exchanges, including the AMEX, NYBOT, PHLX, CBOE and ISE. Collectively, our Specialist and Market-Making segment is the specialist for 520 common stock listings on the NYSE and 660 options listings, 3 futures and 114 ETFs on the AMEX, PHLX, NYBOT and other exchanges, and is a market-maker for ETFs, options and futures on various exchanges.

Our Institutional Brokerage segment currently includes the operations of LFS, which provides securities execution and direct access brokerage services to retail and institutional clients and correspondents. LFS’ central focus is to bring the customer closer to the point of sale and provide price discovery at the highest possible speed and lowest possible cost. LFS also trades for its own account in over-the-counter and bulletin board securities as a liquidity provider in those securities.

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

Our Specialist and Market-Making Segment

Our Specialist and Market-Making Business Model

We are an integrated market-making company, both as a specialist in cash equity securities, ETFs and index and ETF options, and as a market-maker in several classes of securities (including equity options, index options, ETF options, futures, structured notes, ETFs and equities), with trading operations in domestic and global securities markets. Our main goal is to provide liquidity to the markets and, through the use of both technology and human judgment, to profit from dynamically changing market prices. We believe that our participation in the markets improves market quality and as a result lowers trading costs. The majority of our market-making and liquidity provision activities are performed algorithmically, while a portion of our trades are done manually or telephonically by furnishing bona fide competitive bid and offer quotations and being willing and able to effect transactions in marketable quantities. Our manual and telephonic trading is done based on advanced fair value models, which we have developed.

Our goal is to provide quotations and interact with order flow globally through electronic trade messaging and over a scalable platform of market-making algorithms that can interact with all securities markets. We have been in constant transition over the past several years in order to adapt to the evolution of securities markets to electronic platforms, especially since the implementation of Regulation NMS, which became effective in March 2007, generally providing for electronic trading on national market systems to provide for the fastest possible execution.

We believe our future success will depend, to a great extent, on our technology. Therefore, we have developed systems that embed pricing and risk parameters to continuously quote hundreds of securities simultaneously across many markets. Although regulatory requirements currently prevent us from combining all these activities at one broker-dealer, we have developed this capability for fully integrated position trading should the opportunity arise.

It is our understanding, based on discussions with our regulators and public statements from representatives of the exchanges on which we have operations and the SEC, that the proliferation of electronic markets, where trades occur in milliseconds, has made the regulatory restrictions derived from our specialist businesses no longer necessary. Our regulators are beginning to address the possibility of removing or substantially diminishing the operational barriers that currently affect us. If these barriers change, we believe we will be able to conduct our market-making operations more as one integrated entity, as opposed to operating in different subsidiaries with redundant administrative costs and personnel, subject to approval by our regulators. For a more complete description of these potential new specialist rules, please see “—Rules Governing Our Specialist and Market-Making Activities – Current and Proposed New Specialist Rules.”

The focus of our specialist and market-making operations has shifted somewhat over the past several years from our traditional auction based specialist model in cash equity securities on the NYSE and AMEX and equity options listed on the AMEX, to a more electronic and diversified approach to being market-makers in a variety of cash equity and derivative securities, such as ETFs, ETF options, index options and futures across many different exchanges. We are in the process of developing and enhancing our market-making operations abroad, in the United Kingdom and Hong Kong. We believe that as markets continue to evolve and develop worldwide and as new securities, such as ETFs continue to develop abroad, the desire for liquidity providers such as us continues to grow. We see this as an opportunity for our growth and increased profitability.

Our adaptation to the automation and globalization of derivative securities markets is evidenced by our January 2005 formation of LSPE to be a market-maker for ETFs traded on the London Stock Exchange, Euroex and Euronext exchanges and our August 2005 formation of LSPH to be a market-maker in ETFs traded in Hong Kong and to conduct hedging transactions in Hong Kong markets related to our specialist and market-making activities. LSPE became a registered broker-dealer with the FSA in March 2006, and LSPH registered as a broker-dealer with Hong Kong’s SFC in October 2006.

Our international market-making operations have grown since inception and their results improved in 2007. LSPE has established new relationships with a number of British and European order providers, and benefitted from a general increase in trading activity. We plan to continue our investment in LSPE and to pursue opportunities in international ETFs and indexes as they arise. Our LSPH subsidiary is in its early stages of development, and we anticipate that it will be integral to the market-making and risk mitigation activities of our Specialist and Market Making segment going forward. Currently, a large portion of the trading that could be done by LSPH is being performed by LSPE due to cost and operational efficiencies, although that may change in the future. By expanding our market-making presence abroad, we believe we are further strengthening and diversifying the product base in our Specialist and Market-Making segment, which will further our strategy of meeting the liquidity provision challenges in an increasingly electronic and global marketplace.

We will continue to seek to leverage our liquidity providing expertise further internationally and are continually striving to enhance current relationships and establish new ones with order providers that trade or provide order flow in the Australasian region.

The Evolution of the Specialist and Market-Making Industry

Historically, trading of securities on the NYSE and other listed securities markets was conducted through a process managed by the specialist for each security. Currently, the rules affecting our specialists remain largely intact, although the way in which we satisfy our obligations has become more electronic and requires less human intervention. The specialist is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in its specialist securities. The number of specialist units on the NYSE has decreased substantially over the past ten years due to consolidation within the industry. There currently are six NYSE specialist firms. Many other firms, including us, act as market-makers in options and futures of these securities on the AMEX, adding liquidity to the market in addition to the exclusive specialists’ obligation to do so. There are also many other market-makers that compete with us on the other exchanges on which we make markets.

On the NYSE, specialist firms for cash equity securities have competed and continue to compete for the original listing of these securities through an allocation process organized by the NYSE. As part of this allocation process, companies seeking a listing either use the NYSE's allocation committee to select the specialist based on specific criteria or the listing company requests that the allocation committee select three to five potential specialist firms who the issuer then meets and selects its specialist firm. Currently, almost every company listing on the NYSE chooses its specialist firm under the second allocation method. Our competitors in the NYSE cash equities specialist business currently are Spear, Leeds & Kellogg Specialists LLC (a division of Goldman Sachs Group), Bear Wagner Specialists LLC, Bank of America Specialists, Kellogg Specialist Group and Lehman Brothers, Inc., which assumed all of the specialist duties of Van der Moolen Specialists USA, LLC in December 2007.

On the AMEX, specialist firms compete for a listing through an allocation process organized by the AMEX. The AMEX has an allocation committee, which selects the specialist firm for each security based on specified criteria, giving weight to the desires of the listed company. The specialist for each ETF listed on the AMEX is chosen either by the exchange or the ETF issuer. In addition, in March 2008, LSP entered into an agreement to sell our equity options specialist operations to another AMEX options specialist for an immaterial amount. We expect that transaction to be consummated prior to the end of March 2008. Upon completion of this transaction, LSP will still retain its ETF, ETF option and index option specialist operations, as well as all of its current market-making operations.

When assigned a particular security, the specialist firm agrees to specific obligations. The specialist is required to maintain, as far as practicable, a fair and orderly market. This implies that the trading will have reasonable depth and price continuity, so that, under normal circumstances, a customer may buy or sell the security in a manner consistent with market conditions. A specialist firm helps market participants achieve price improvement in their trades because the best bids and offers are provided either electronically on a continuous basis or, in certain circumstances, through manual price discovery. In any given transaction, the specialist firm may:

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

In addition to normal specialist functions, a specialist in ETFs may provide “seed” money to the ETF creating shares in such ETF by purchasing and depositing a group of securities and/or cash into the fund. Due to the evolution of the specialist and market-making functions into more similar roles, there is little difference in the specialists and market-makers for ETFs; thus, the need for seed money has diminished. However, we may still seek to inject seed money into some ETFs when the opportunity arises in order to provide additional services to our ETF issuers.

The specialist firm's purchase and sale of its specialist securities as principal may be based on obligation or inclination. For example, the specialist firm may be obligated to buy or sell its specialist securities to counter short-term imbalances in the market, thus helping to maintain a fair and orderly market in that stock. At other times, the specialist firm may be inclined to buy or sell the securities as principal based on market conditions, but in many cases, has to re-enter the market on the opposite side of its last trade in order to bring fairness and continuity to the market. In actively-traded securities, the specialist firm continually buys and sells its specialist securities at varying prices throughout each trading day. The specialist firm's goal and expectation is to profit from small differences in the prices at which it buys and sells these securities. In addition, the specialist firm's trading practices are subject to a number of restrictions, as described in “Rules Governing Our Specialist and Market-Making Activities.”

Currently, and for the foreseeable future, the large bulk of trading on exchanges, including by the specialists and market-makers, is done and will be done electronically. As discussed above, our specialists and market makers have developed proprietary algorithms to trade in the nearly all-electronic market both by obligation and inclination. Our algorithms are designed to trade in accordance with our obligations and restrictions as a specialist and/or market-maker and also are designed to trade on opportunity in cases where we are allowed to trade by inclination.

Recent Trends in Trading

Specialist and market-making firms generate revenues by providing liquidity with their own capital in their specialist and market-making securities. In the electronic marketplaces, specialist firms' revenues generally are significantly impacted by the share volume of trading and volatility on the applicable market, as it was in the former manual specialist models on the NYSE and AMEX. Market activity historically has tended to be cyclical, and trading volumes from 2002 through 2004 evidenced a decline in individual and institutional trading.

Since 2000, ETFs and other derivative products have grown as an alternative to other investments. ETFs are share-based investment funds that pool investors’ capital and trade on stock exchanges throughout the day at prices determined by the market. ETFs attempt to imitate a stock market index or narrowly defined basket, rather than actively add or remove stocks. As a result, these ETFs offer investors the diversification advantages of a mutual fund, while also possessing certain tax and other advantages of traditional stocks. According to data provided by the Investment Company Institute, ETF assets grew to approximately $608 billion as of December 31, 2007 from $422 billion as of December 31, 2006, representing an annual growth rate of approximately 45%. Some of the more recognizable ETFs are the Nasdaq 100 Tracking Stock (QQQQ)™, Standard & Poors Depositary Receipts (SPDRs)™ and Vanguard Index Participation Receipts (VIPERS)™. We believe the increase in program trading during this period is at least partially related to the growth in ETFs because hedging trades executed by market makers tend to be done electronically and in small increments. Additionally, related products such as index and ETF options have grown in popularity in connection with risk management, hedging and other opportunities. These products also require the services of a specialist and/or market-maker to maintain liquidity and a fair and continuous market in those securities.

In 2007, trading volumes in cash equity securities generally continued to grow globally. Average daily trading volume on the NYSE however, decreased in 2007 to approximately 1.6 billion shares from approximately 1.8 billion shares in 2006. There were several periods of trading in 2007 and 2006 in which there were significant unilateral market moves upward or downward, causing us to generate poor trading results. Overall, trading volumes worldwide have increased, due primarily to the proliferation of electronic and algorithmic trading and the relative ease and quickness of market access through automated trading models. This trend is further evidenced by the transition of all formerly manual markets, such as the NYSE and AMEX, to trading models that are, essentially, fully electronic. For example, in December 2006, the NYSE launched its HYBRID market and in February 2007, the AMEX launched its Auction and Electronic Market Integration (“AEMI”) Platform. In addition, Electronic Communications Networks, or ECNs, which are trading systems off of exchange floors that automatically match buy and sell orders at specified prices, continued to grow in popularity during this period due to their ability to handle large amounts of orders without human intervention. These trading systems, as well as advances in overall trading algorithms and increased speed of market technology, has led to the increases in volumes and worldwide trading activity, while at the same time causing increasing numbers of transactions to be executed in markets other than the primary listed market more quickly than the markets on which the securities were listed. These trends have led to the decline in volume on these historically manual markets. These trends have caused us to adapt our specialist and market-making focus to a more diversified base of derivative securities as well as additional equity securities on new and evolving markets such as the CBOE Stock Exchange.

We believe several factors negatively impacted our cash equity specialists’ revenues in 2006 and 2007, including:

•

declining volatility of stock prices as measured by the CBOE’s Volatility Index®, a key measure of market expectation of near-term volatility and investor sentiment. As volatility in markets diminishes, the need for specialists to employ capital to mitigate volatility decreases, which in turn reduces specialists’ level of principal participation; and

•

increased program trading as a percentage of total NYSE average daily share volume. Program trading and the decimalization of stock prices often results in a number of smaller orders executed through the NYSE’s system. As a result, block-trading strategies have continued to be less prevalent.

Although our revenues from our cash equities specialist business stabilized during certain periods in 2006 and 2007, these factors continued to generally adversely affect our cash equities business during these periods.

The recent changes in investor behavior from concentration on individual stocks to alternatives such as sector and index trading, as well as ETFs, also have substantially fueled the growth of trading in options, futures and ETFs. Accordingly, we have continued to increase our focus on our options, futures and ETFs specialist and market making-operations and these products represent an increasingly large, and growing, portion of our specialist and market-making activities and revenues. Our trading results in our sector, index, options and ETF business grew significantly in 2007, which was more in line with the growth we experienced in these products for the period 2002 through 2005. Our performance in those products, however, lagged in 2006.

Due in large part to the provisions of Regulation NMS and increased electronic trading resulting in trades being shipped to the market or trading system that posts the “national best bid and offer,” the percentage of trades in NYSE-listed stocks that take place on the NYSE has declined to below 50% in 2007. In 2007, specialist firms handled approximately 46.4% of trades in NYSE-listed stocks, a decline from approximately 72% in 2006. The percentage of trades in NYSE-listed stocks on the floor of the NYSE is affected as follows:

•

some stocks are listed on multiple exchanges, such as regional exchanges, and trades take place on those exchanges as well as in the over-the-counter market and through alternative trading systems (“ATSs”), such as “BATS” and “BIDS”; and

•	at times, significant volume in NYSE-listed stocks takes place before and after regular NYSE trading hours, off the NYSE.

Technological advances and the implementation of Regulation NMS have contributed to increased trading through ATSs, such as ECNs, and electronic crossing systems. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, professional traders or brokerage firms. Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges. It is possible that the presence of these ATSs and other emerging electronic trading systems have contributed to the overall decline in the percentage of equity shares traded on the NYSE over the past five years from approximately 82% to approximately 46.4% in 2007. Notwithstanding the presence of these ATSs and other emerging trading technologies, the NYSE remains a dominant trading marketplace for listed securities. It is unclear, however, how ATSs and other new technologies, other potential securities market acquisitions, the HYBRID model and Regulation NMS, all as described in “Rules Governing Our Specialist and Market-Making Activities” below), will continue to affect the future percentages of trading in listed stocks on the NYSE and the other markets on which we conduct business.

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

The NYSE’s HYBRID market, launched in December 2006, substantially replaced these products with an almost fully electronic market. The HYBRID market is now the only system on which trades are executed on the NYSE and is discussed further in detail in “Rules Governing Our Specialist and Market-Making Activities” below.

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

Our aggregate specialist and market-making revenues increased in 2005, however, to an aggregate of $246.1 million. These results were due, in part, to an overall increase in market trading and our strategic response to the above-described changes in investor behavior from concentration on individual stocks to alternatives such as sector and index trading, as well as ETFs.

Our Specialist and Market-Making segment revenues, net of interest expense, declined to $161.0 million in 2007 from $427.7 million in 2006. This decline is mainly due to the realized and unrealized net loss of $15.8 million on our shares of NYSE Euronext, Inc. common stock (the “NYX shares”) in 2007 versus the realized and unrealized net gain on the NYX shares of $220.3 million following the March 2006 merger of the NYSE and Archipelago Holdings, Inc. However, our 2007 results did show an increase in net trading revenues to $185.0 million, from $180.8 million in 2006. These amounts were offset by changes in the industry such as lower “commissions” revenue in 2007 due to the termination of commissions (earned by executing limit orders that were on the book for more than five minutes) and replacing those commissions with a “liquidity provision payment that, in essence, pays us a fee based on the volume of NYSE-listed stocks on the NYSE and the percentage of that volume which we traded or for which we provided liquidity. For a more detailed description of the liquidity provision payment, please see “New Market Rules” below. We did not recognize any gain on the NYX shares in 2005 since we did not own those shares until March 2006. For the period from 2002 up to the time Hybrid was implemented in 2006, the cash equities specialist business generated the majority of the revenues with the revenues from the ETFs, options and future products growing significantly over that same time period. However, since the Hybrid implementation, the cash equities revenues have been surpassed by the derivative specialist and market-making products which account for more than 50% of this segments’ total revenue. We were also able to significantly reduce costs related to our Specialist and Market-Making segment in 2007, largely due to a reduction in compensation expense following significant reductions in workforce related to the implementation of a nearly-fully electronic market under the HYBRID model and Regulation NMS.

As stated above, over the past few years, we have continued to increase our focus on our specialist and market making-operations other than the NYSE cash equities business. Our Specialist and Market-Making segment has been employing more capital in its trading activities on more exchanges, and in derivative products and ETFs, in order to seek growth opportunities while maintaining a leadership position in the cash equities specialist market. Our initial acquisition strategy and strategic organic growth has enabled us to attract products and build relationships in our specialist and market-making operations on additional exchanges and in additional countries. A restructuring of certain of our specialist and market-making subsidiaries has allowed us to develop our specialist and market-making operations across various exchanges and marketplaces. These initiatives have also enabled us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise.

Our NYSE Equity Specialists

Our NYSE equity specialist operations are conducted through our LaBranche & Co. LLC subsidiary. As a specialist in equity securities and rights listed on the NYSE, LaBranche & Co. LLC’s role is to maintain, as far as practicable, a fair and orderly market in its specialist stocks. In doing so, it provides a service to its listed companies, and to the brokers, traders and investors who trade in its specialist stocks. As a result of our commitment to providing high quality specialist services, we have developed a solid reputation among our constituencies, including investors, members of the Wall Street community and our listed companies.

Since our public offering in 1999, we have maintained a leadership position in the NYSE specialist market which has allowed us to grow both organically and inorganically as well as leverage our liquidity business into other markets and products globally. As a result of internal growth strategy of participating in over 600 listing interviews which yielded 233 new company allocations paired with eleven strategic acquisitions, our LaBranche & Co. LLC subsidiary currently is a leading NYSE specialist as illustrated by the following data:

•

the dollar volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2007 was $3.9 trillion, or 25.9% of total 2007 NYSE specialist dollar volume, and was $3.8 trillion in 2006, or 24.9% of total 2006 NYSE specialist dollar volume;

•

the share volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2007 was 98.3 billion, or 26.8% of total 2007 NYSE share volume, and was 105.9 billion in 2006, or 26.4% of total 2006 NYSE share volume; and

•

as of December 31, 2007, the total number of LaBranche & Co. LLC’s NYSE common stock listings was 520, or 18.5% of all NYSE common stock listings, and as of December 31, 2006, its total number of NYSE common stock listings was 555, or 20.1% of all NYSE common stock listings.

By these three measurements, LaBranche & Co. LLC was one of the largest NYSE specialist firms as of December 31, 2007 and 2006. In addition, LaBranche & Co. LLC acted as the specialist for 204 other NYSE-listed securities (e.g., preferred stocks and derivative securities).

As of December 31, 2007, LaBranche & Co. LLC’s listed companies included:

•	110 of the S&P 500 Index companies;

•	32 of the S&P 100 Index companies;

•

7 of the 30 companies comprising the Dow Jones Industrial Average (“DJIA”). Our DJIA stocks are 3M Co., Altria Group, Inc., American Express Company, E.I. du Pont de Nemours and Company, Exxon Mobil Corporation, Merck & Co. Inc., and AT&T Inc.; and

•	126 foreign ADRs, of which 24 are Peoples Republic of China ADRs

Our Options, Futures and ETFs Specialists and Market-Makers

The Company began a strategy to diversify its revenues beyond the core NYSE and AMEX cash equities specialist activity in 2002 by focusing on non-traditional products such as options, ETFs and futures, both domestically and globally. This was mainly achieved by coupling the LaBranche reputation and relationships with new trading technologies and algorithms to be used in marketplaces outside the NYSE where growth in new products was evident. Since 2002, we have conducted our options, ETFs and other derivatives specialist and market-making business activities on the AMEX, NYBOT, PHLX, CBOE, ISE and other exchanges through our LSP subsidiary. Our equity specialist activities on the AMEX formerly conducted by LaBranche & Co. LLC were discontinued in July 2007, when we sold our AMEX equity specialist operations to another AMEX specialist for $2,250,000. In addition, in March 2008, LSP entered into an agreement to sell our equity options specialist operations to another AMEX options specialist for an immaterial amount. We expect that transaction to be consummated prior to the end of March 2008.

In August and September 2005, we reorganized our options, futures and ETFs specialist and market-making operations under our LSHI holding company subsidiary in order to facilitate the liquidity and working capital management of our specialist and market-making activities. During 2006, our options, futures and ETFs specialist and market-making operations continued to expand through our LSP and LSPS subsidiaries. From 2002 through 2006, we expanded our market-making activities to different derivative products as well as to other exchanges, which contributed significantly to our growing balance sheet over this period. LSPS had operated as a specialist in ETFs traded on the NYSE until September 12, 2007. In August 2007, LSPS withdrew as a specialist in all but one of its listed ETFs, due in part to the impending delisting of all ETFs from the NYSE to the NYSE Arca Exchange, and fully terminated its ETF specialist operations on the NYSE September 12, 2007, when the last of its specialist ETFs de-listed from the NYSE. On October 31, 2007, LSPS withdrew its registration as a broker-dealer and member-firm on the NYSE. As of December 31, 2007, we acted as the specialist for 660 options, 3 futures and 114 ETFs listed on the AMEX, NYBOT, PHLX and other exchanges, and acted as a market-maker in hundreds of ETFs, options and futures on several exchanges.

As a specialist in options, futures and ETFs, we are responsible for maintaining a fair and orderly market in the trading of those securities. In doing so, we may at times be obligated to trade against the market, adversely impacting the profitability of the trade or creating a position that may not necessarily be desired. To hedge the risk of our derivative positions, we may buy or sell the underlying asset(s). As a market-maker, we also trade these derivative securities as principal out of both obligation and inclination. Our principal competitors in the ETF specialist business are Spear, Leeds & Kellogg Specialists LLC, Bear Wagner Specialists LLC and Kellogg Group Specialists LLC. Our options and futures specialist business is not dominated by any one or group of competitors.

As a market-maker in options, ETFs and futures, both domestically and internationally, our Specialist and Market-Making segment generally engages in a course of dealings that is reasonably calculated to contribute to the maintenance of a fair and orderly market. We also may hedge these positions with the underlying assets or other financial instruments. In our market-making function, we either regularly publish bona fide, competitive bid and offer quotations in our securities on an interdealer quotation system, such as the AMEX, CBOE, etc., or we furnish bona fide competitive bid and offer quotations to other broker dealers upon their request. We stand ready, willing and able to effect transactions at our quoted prices with those other broker dealers, thereby bringing immediacy and liquidity to the markets when we choose to participate.

The expansion of our derivative product market-making business into the United Kingdom and Hong Kong is evidence of our strong belief that market-making operations are needed and can profit by growing abroad. We believe we are in an opportune position to leverage the electronic trading technologies developed in our domestic operations to continue to make markets in the United Kingdom and Hong Kong. We also believe that the growth of our revenues at LSPE, in the United Kingdom, using our scalable, proprietary market-making technology evidences the fact that our trading philosophy and technology translates well to other global and electronic markets.

For detailed financial information in connection with our Specialist and Market-Making segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Specialist and Market-Making Segment Operating Results” and Note 16 to the Financial Statements filed herewith.

Rules Governing Our Specialist and Market-Making Activities

Under current NYSE and AMEX rules, a specialist has a duty to maintain, as far as practicable, a fair and orderly market in its specialist securities. In order to fulfill its obligations, the specialist must at times trade for its own account, even when it may adversely affect its profitability. The specialist's obligations are briefly described below.

Requirement to Trade as Principal. A specialist must buy and sell securities as principal when necessary to minimize an actual or reasonably anticipated short-term imbalance between supply and demand. The specialist must effect these transactions when their absence could result in an unreasonable lack of continuity and/or depth in its specialist stocks. The specialist is not expected to act as a barrier in a rising market or as support in a falling market, but must use its own judgment and/or algorithms to try to keep such price increases and declines equitable and consistent with market conditions. In essence, specialists lower volatility and provide deep liquid markets as well as accountability, particularly in times of market stress.

Although the NYSE and other markets are now highly automated, and quotations are nearly always automated, regulatory rules continue to require a specialist to make continuous two-sided quotations that are timely and that accurately reflect market conditions. In making these quotations, the specialist's transactions are calculated to contribute to the maintenance of price continuity with reasonable depth. The vast majority of our specialist obligations are satisfied though our electronic trading technologies, but at times, certain events, such as major news events or industry or market conditions may require us to manually trade in order to maintain a fair and continuous market in “break out” situations.

New Market Rules. The market structure in which we operate is continuing to change and we believe we are in a position to adapt to these new market rules and structures. The most notable events that are having a direct impact on our core business are the NYSE's mergers with Archipelago and Euronext, the change in the NYSE’s market structure to the HYBRID model and the SEC’s structural changes in the U.S. equity trading markets.

The HYBRID market model allows most NYSE orders to be automatically executed through Direct+® where the specialist systematically provides liquidity to meet its specialist obligation, while also permitting the specialist to implement the traditional auction market structure when necessary. The purported goal of the HYBRID market is to provide the speed of electronic executions without limiting order size, yet preserving the central market with the presence and participation of specialists, who can provide price discovery, liquidity and capital to the market in order to dampen volatility. Following the implementation of the HYBRID model, almost all of the NYSE’s trading volume is now executed automatically through the Direct+® system, thus eliminating the need for the specialist to manually execute orders in most cases.

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

Specifically, the NYSE's HYBRID system permits market orders and immediate-or-cancel orders to be eligible for Direct+® execution. In addition, the NYSE's HYBRID system contains a number of other new features designed to create a liquidity pool accessible for electronic and auction price discovery; the opportunity for benefits associated with human judgment at the point of sale; and accountable performance with focused communication by specialists. We believe that we have successfully transitioned our operations to competitively operate within the more electronic, automated marketplace that exists today.

Regulation National Market System (“Regulation NMS”). Regulation NMS became effective in March 2007 for automated trading centers. It has had a significant impact on the regulation of trading on securities exchanges and marketplaces. Specifically, the rule establishes inter-market protection against “trade-throughs” for all NMS stocks and protection of only those quotations that are immediately accessible through automatic execution, allowing trades to go directly to the market that posts the national best bid and offer. The rule generally does not contain the "opt-out" exception originally proposed by the SEC, which would have (1) allowed customers (and broker dealers trading for their own accounts) to "opt-out" of the protections of the rule by providing informed consent to the execution of their orders, on an order-by-order basis, in one market without regard to the possibility of obtaining a better price in another market, and (2) taken into account the differences between the speed of execution in electronic versus manual markets by providing an automated market with the ability to trade through a non-automated market at a price up to a certain amount away from the best bid or offer displayed by the non-automated market. The rule also is anticipated to protect the best bids and offers of each exchange, NASDAQ, and the NASD/FINRA's Alternative Display Facility. The NYSE’s HYBRID market was designed to be in full compliance with Regulation NMS. Because we are fully operational under the HYBRID market, we believe we are in compliance with the provisions of Regulation NMS and will continue to adapt to the NYSE and other markets in order to do so. We currently do not anticipate that Regulation NMS will have a material effect on our business, other than with respect to the effects of the new HYBRID market and other more electronic exchanges, as more fully described herein and in Item 1A, “Risk Factors” below.

Current and Proposed New Specialist Rules. The NYSE has publicly stated that it plans to seek approval from the SEC to further change its market model, changing the role of specialists to “designated market makers” who will still provide liquidity, but without some of the negative and affirmative obligations that could, at times, adversely affect profitability. The purported rule changes could also change the timing of when the designated market-maker can see orders, but would allow them to receive “enhanced liquidity requests” to enable the designated market maker to provide liquidity and trade for its own account when it desires to do so. We believe that some of these possible market structure changes could have a positive effect on our profitability by allowing us to trade with more freedom and without the informational advantage that resulted in a number of the trading restrictions to which we were subject as a specialist. We currently are unable to project if or when any of these market structure or other changes will be formally proposed, or passed, if at all.

In September 2007, the NYSE completed a change in its commission rules for specialists, providing for a monthly liquidity provision payment (the “LLP”). Formerly the specialist commission, until December 1, 2006, was paid to a specialist for executing limit orders that had been on the book for more than five minutes. In a transition period from December 2006 through August 2007, our NYSE specialist received a “specialist allocation pool” payment in the amount of $2.1 million per month. The new LPP system involves a two tier fee structure based on (1) the firms’ proportional share of 100% of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer, and (2) a subjective allocation from the NYSE of the “LPP pool” which consists of 25% of the NYSE’s listed stock transaction revenue on matched volume. This monthly payment, in the aggregate, has been between $1.7 million to $2.1 million since implementation.

On February 5, 2008, the SEC approved an NYSE-proposed reduction by 75% in the net liquid asset (“NLA”) requirements applicable NYSE specialist firms. This reduction became effective immediately and resulted in a reduction of LaBranche & Co. LLC’s NLA requirement by approximately $205.0 million.

In July 2007, the NYSE Regulation and the NASD consummated their merger, forming FINRA, the surviving self-regulatory agency. In consummating the merger of these self-regulatory organizations, representatives from each agency stated that they expect there to be one set of regulatory rules to apply to all broker-dealers, regardless of the exchange in which they operate. Currently, we are subject to the separate regulatory rules of both the NASD and the NYSE in our various entities and cannot be sure of the timing or nature of any such uniform rules.

In order to allow us to operate our NYSE specialist activities on the NYSE, the NYSE Market has issued trading licenses to all registered broker-dealers wishing to conduct business on the floor of the NYSE, subject to payment of an annual fee to NYSE Market, which for 2008 is $40,000 per license. These trading licenses replaced the trading rights provided by the ownership or lease of an NYSE membership prior to the NYSE/Archipelago merger. In 2006, we originally applied for 90 NYSE trading licenses in our Specialist and Market-Making segment (five additional licenses were obtained for our Institutional Brokerage segment operations). Due to the electronic nature of the HYBRID market, we have reduced the number of trading license required for our NYSE specialist business to 42 trading licenses between our Specialist and Market-Making and Institutional Brokerage segments. For 2008, the total number of trading licenses we use on the floor in these segments is 42. Organizations holding trading licenses generally are subject to the same rules that were applicable to member organizations prior to the NYSE/Archipelago merger. Each trading license entitles its holder to physical and electronic access to the trading facilities of NYSE Market, subject to such limitations and requirements as may be specified, and in each case includes the right to designate a natural person, subject to pre-approval by NYSE Regulation (or the NASD following the proposed merger, if consummated), who may have physical access to the floor and facilities of NYSE Market to trade.

Please see “– Regulatory Matters” and “Risk Factors” below for additional information regarding our regulatory environment.

Listed Company Services

We are committed to providing our listed companies with a high level of service, in addition to our specialist functions on the trading floor. Our corporate relations effort is devoted to serving our listed companies by providing them with current market information and insight on general market trends. We attend an annual educational conference that reviews trends in the securities industry and equity markets. For newly listed companies, we provide additional investor relations support services to assist the companies with their transition from the exchange on which they were listed. These services add significant value for companies considering a listing on the NYSE.

Competition in the Specialist and Market-Making Industry

We obtain each of our new listings by participating in an allocation process. As part of this process, either the allocation committee or the listing company chooses the specialist firm. We compete with other specialist firms based on a number of factors, including:

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

Under NYSE Rule 103B, “The Exchange Allocation Policy,” the NYSE Market is granted the right to determine the number and identity of specialist firms from which a new listing issuer may choose a specialist, provided the group consists of at least four specialist firms. The NYSE Market and the issuer are provided with the same kind of material with respect to each specialist firm applicant as was formerly reviewed by the NYSE’s Allocation Committee prior to the NYSE/Archipelago merger. As a result, the NYSE/Archipelago merger has not materially affected the specialist allocation process.

Our Specialist and Market-Making Segment’s Competitive Position

We are committed to providing the highest quality service to our various constituencies. Our competitive position is based on the following factors:

•

Leading position in the specialist and market-making industry. We have a long-standing reputation as a leading specialist firm. We have grown and diversified our business and improved our services through widely varying market conditions. Our cash equities specialist operations during 2007 accounted for 25.9% of the dollar value and 26.8% of the specialist share volume traded on the NYSE and 126 of our specialist common stock listings were securities of non-U.S. companies as of December 31, 2007. By these measures, we were the largest specialist firm on the NYSE. We are also a significant market-making firm in options, ETFs and futures on various exchanges, such as the AMEX, the NYSE Arca Exchange, the NYBOT, the CBOE and ISE.

•

Diverse and high quality specialist and market-making securities. The companies for whose securities we are specialist and market-maker operate in a variety of industries, including financial services, media, oil and gas, retail, technology and telecommunications. Many of these companies are leaders in their respective fields. They range in market capitalization from some of the smallest on the NYSE to some of the largest and most well-known. Being the specialist and market-maker in the securities of industry leaders could benefit us as these leading companies expand their businesses through internal growth and acquisitions.

•

Ability to deploy capital efficiently. We have employed more capital in our trading activities on more exchanges, and in derivative products and ETFs, in seeking growth opportunities while maintaining a leadership position in the cash equities specialist market. Recent reductions in the NLA requirement of our NYSE specialist operations, including the February 2008 recent reduction of our NLA by $205 million, will enable us to more effectively deploy capital for our business and financial needs. Our initial acquisition strategy and strategic organic growth has enabled us to gather products in our specialist and market-making operations on additional exchanges and in additional countries. A restructuring of certain of our specialist and market-making subsidiaries has allowed us to develop those operations across various domestic and international exchanges and market places. The organizational structure of our Specialist and Market-Making segment is intended to enable us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise.

•

Strong trading and technology skills. We utilize our trading and technology skills to actively participate as principal in trading our specialist and market-making securities. We significantly improve liquidity in our specialist and market-making securities particularly during periods of market volatility. Additionally, as the securities trading marketplace has become more electronic, as further evidenced by the NYSE’s HYBRID market model and the AMEX’s AEMI market platform, we have developed electronic trading capabilities which allow us to interact in the fast and more automated markets. Due to our investment in automated quoting technology, which was developed internally through cooperation of our highly experienced traders and technology development personnel, we have the capability to trade almost entirely electronically across multiple markets. Our technology group is also developing more advanced algorithmic models that may be used in electronic trading markets worldwide.

•

Innovative customer-oriented services. In addition to our specialist and market-making functions on the trading floor, we provide our specialist-based listed companies with a high level of service (e.g., detailed information on the trading activity of their securities), as well as customized support services to assist in their investor relations efforts.

•

Completed acquisitions and strategic organic growth. In acquisitions since 1997 we had acquired eleven specialist operations, which solidified our position as one of the leading specialist firms. We also have continued our organic growth by creating the current LSHI structure to facilitate our expansion within the options, futures and ETFs specialist and market-making market, both domestically and internationally.

Our Institutional Brokerage Segment

Recent Trends in Institutional Brokerage Industry

The traditional clearing industry has, over the last few years, consolidated down to a small number of highly capitalized and extremely focused competitors. Mostly owned by or affiliated with large investment or commercial banks, these few top competitors command the dominant share of the fully-disclosed correspondent clearing market. As a result, barriers to entry have risen and the capital expenditures necessary to maintain market share have increased. During the second quarter of 2007, in order to reduce expenses and take advantage of a consolidating clearing marketplace, we outsourced our Institutional Brokerage segment’s clearance activities to a major Wall Street firm. We expect that this change will provide cost savings going forward and will also release working capital that we can use for other corporate purposes.

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

In addition, there have arisen a number of non-traditional execution venues that bypass the traditional exchanges and ECNs in which institutions can trade directly with each other without exposing orders to market-wide price verification.

Our Institutional Brokerage Operations

LFS, which is the sole operating entity constituting our Institutional Brokerage segment, provides a range of customized execution services, including direct access brokerage to a range of institutional and individual clients through our Institutional Execution Group (“IEG”). IEG provides institutions with highly customized service built around special execution needs. IEG focuses on timely executions with minimal market impact. IEG handles and, through an outsourced clearing relationship with a major Wall Street firm, clears trades on every major domestic stock exchange, with straight-through processing from order origination to trade execution. IEG also provides soft dollar execution and other administrative services to institutional customers. IEG has active relationships with over 289 accounts and is developing its business nationwide.

Commencing in May 2007, following approval by FINRA, LFS commenced principal trading and market-making activities in 500 OTC Bulletin Board and Pink Sheet securities. In December 2007, the number of OTC Bulletin Board and Pink Sheet securities in which LFS is authorized to make a market was increased to 1,000. LFS may file a membership application or amendment requesting permission to increase the number of OTC Bulletin Board and Pink Sheet securities in which it is market-maker.

Our Institutional Brokerage segment revenues in 2007 decreased to $23.9 million from $53.6 million in 2006. This decrease is mainly due to the realized and unrealized net loss on our NYX shares of $1.2 million, by declines in commissions and by the discontinuance of LFS’ clearing revenues when it outsourced its clearing operations to a major Wall Street firm.

We believe LFS is in a position to build upon its reputation as a strong institutional trading firm. LFS’s primary business will continue to be facilitation trading, with expected growth to be generated through the addition of experienced personnel, new client trading partners and a new capital commitment focus. Capital will be used to accommodate customer business as well as for proprietary trading. The addition of a proprietary book is expected to generate a new source of revenue from trading opportunities that present themselves in the marketplace. Our clients will continue to receive excellent customer service by means of market commentary and color, efficient execution, strong liquidity and confidentiality.

For detailed financial information relating to our Institutional Brokerage segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Institutional Brokerage Segment Operating Results” and Note 16 to the Financial Statements filed herewith.

Regulatory Matters

The securities industry in the United States is subject to regulation under both Federal and state laws. In addition, the SEC, NYSE, AMEX and other regulatory organizations require compliance with their rules and regulations. On January 21, 2007, a majority of the member firms approved a consolidation of the NASD’s and NYSE’s regulatory arms, to form FINRA. The consolidation resulted in a single regulatory division that is responsible for member examination, enforcement, arbitration and mediation, as well as market regulation for the NYSE, the NYSE Arca Exchange, NASDAQ, AMEX, ISE and Chicago Climate exchanges. FINRA commenced operations in the third quarter of 2007.

Our broker-dealer subsidiaries are subject to regulations concerning the operational and financial aspects of their respective businesses. They are subject to registration requirements of various government entities and self-regulatory organizations (commonly referred to as SROs)

with which they must comply before they may conduct business. Our broker-dealer subsidiaries are also subject to laws, rules and regulations requiring them to comply with financial reporting rules, trade practices, capital structure obligations and record retention requirements. Failure, or even the assertion by a regulatory organization of failure, by any of our broker-dealer subsidiaries to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of a cease-and-desist order or the suspension or disqualification of its directors, officers or employees and other negative consequences, which could have an adverse effect on our business. Refer to “Legal Proceedings—Specialist Trading Investigations.” From time to time, in the ordinary course of business, we have been subject to fines for violations of such laws, rules or regulations.

Our trading subsidiaries are under constant review by the NYSE, the AMEX and the other exchanges on which they conduct operations on all aspects of their operations and financial condition. In particular, as part of the price discovery mechanism implemented by the NYSE, every NYSE specialist transaction is published immediately and broadcast worldwide. NYSE Regulation Inc.’s Market Surveillance Division, which survived as an NYSE division following the formation of FINRA, employs sophisticated monitoring systems and requires adherence to stringent rules approved by the SEC in its examination of NYSE specialists' trading in all stocks. Any investigations that previously would have been forwarded to the NYSE division of enforcement would now be forwarded to FINRA. FINRA’s AMEX Regulation Division monitors and reviews specialists’ adherence to AMEX rules and regulations, as well.

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

Capital Requirements

Our broker-dealer subsidiaries are subject to net capital requirements as required by SEC Rule 15c3-1, and LaBranche & Co. LLC is subject to the specialist NLA requirements as required by the NYSE. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for our broker-dealer subsidiaries’ capital requirements and actual amounts.

On February 5, 2008, the Securities and Exchange Commission approved an NYSE-proposed reduction by 75% in NLA requirements applicable to LaBranche & Co. LLC as a specialist on the NYSE. This reduction is effective immediately and results in a reduction of LaBranche & Co. LLC’s NLA requirement by approximately $205.0 million. For a more detailed description of this NLA reduction and the NLA requirements of LaBranche & Co. LLC and its continuing capital requirements following such reduction, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Failure by any of our broker-dealer subsidiaries to maintain the required net capital and/or NLA may subject it to suspension or revocation of SEC registration or suspension or expulsion by the respective exchanges of which it is a member.

Employees

As of December 31, 2007, we had 257 full-time employees, of which 173 were employed at our Specialist and Market-Making segment, 56 were employed at our Institutional Brokerage segment, and 28 were employed at the Holding Company. These 257 employees at December 31, 2007, included 8 traders and support personnel working in our specialist and market-making segment in our London and Hong Kong offices.

Item 1A. RISK FACTORS

The following risk factors should be carefully considered in evaluating our business and us because they have a significant impact on our business, operating results, financial condition, and cash flows. If any of these risks actually occurs, our business, financial condition, operating results and/or cash flows could be adversely affected.

The market structure in which we operate may continue to change or lose its viability, making it difficult for us to maintain our levels of profitability.

The market structure in which we operate is changing and these changes could have an adverse affect on our financial condition and results of operations. These changes may make it difficult for us to maintain and predict levels of profitability. The most notable recent events that could have a direct impact on our core business are the NYSE’s mergers with Archipelago and Euronext in 2006 and 2007, recent changes in the NYSE’s HYBRID market model, the recent merger of NYSE Regulation and the NASD, forming FINRA, and the SEC's structural changes in the U.S. equity trading markets.

As a result of the NYSE’s change in market structure to the HYBRID model, almost all of the NYSE’s trading volume is now executed electronically, thus eliminating the need for the specialist to manually execute orders in most cases. The specialist, instead, attempts to maintain a fair and orderly market by interacting with orders electronically through algorithms, adding liquidity to the NYSE’s Direct+® marketplace to meet its obligations. The increased automation causes us to be more focused on adding liquidity to the marketplace electronically rather than manually executing orders that can be electronically matched.

Specifically, the NYSE's HYBRID system eliminates the 1,099-share restriction on NYSE Direct+® orders, as well as the prohibition against entering orders for the same account within 30 seconds, and permits market orders and immediate-or-cancel orders to be eligible for Direct+® execution. With speed being the most important factor under the HYBRID system, the ability of the specialist to participate in trades could be, and in fact has been, limited in many instances. In addition, the speed of other trading systems, such as BATS and BIDS, have pulled trading order flow away from the NYSE in NYSE-listed securities, providing us fewer opportunities to interact with trades, which has adversely affected our profitability and could further limit profitability in the future.

The lifting of order limitations has caused a significant decline in the number of large orders that used to be the mainstay of the auction market where major brokerage houses utilized on-floor brokers to obtain best executions of large block orders and where the specialist’s infusion of capital produced best execution prices on significant trades. In the HYBRID model, the trading participants’ order delivery systems break up significant size orders into multiple executions for small incremental price changes and large brokerage houses at times internalize large orders by buying and selling securities between customer and proprietary accounts without these orders ever reaching a public market. Although the daily statistics of the number of shares traded on the NYSE appear high, the NYSE’s market share of securities listed on the NYSE, in fact, has declined. Internalization and the HYBRID, therefore, has at least temporarily reduced the specialists’ opportunity to participate in the capital markets in a way that has and could prevent them from having any predictable yardstick of profitability.

The purported goal of the HYBRID market is to provide the speed of electronic executions without limiting order size, yet preserving the auction market. In light of the fact that many more electronic orders will match naturally in the electronic Direct+® system, and considering we are still in the early stages of implementing and refining our electronic trading systems, and our market participation rates are lower, we have not yet been fully able to determine whether the HYBRID model will permanently significantly hinder our ability to participate in transactions as principal. In the event we cannot further develop or enhance our proprietary electronic trading systems to interact with orders and continue to act as principal in a substantial percentage of trades, our financial results could be adversely impacted.

On April 6, 2005, the SEC adopted Regulation NMS. While it is still too early to anticipate the ultimate impact that Regulation NMS could have on our trading, the rule has materially affected our compliance costs and could alter the competitive environment in which our Specialist and Market-Making segment functions. As discussed above, the restrictions of regulation and the impact of Regulation NMS have caused a marked decline in the order flow of trades in NYSE-listed securities to the NYSE, which has impacted LaBranche & Co. LLC’s profitability. Further, as previously discussed, the internalization of orders, in which large brokerage firms are able to cross trades among their large client bases without directing any business to the major exchanges and marketplaces, could restrict order flow and, consequently, our ability to participate in trades. The effects of this trend have already been felt in the significant decrease in order flow being directed to the NYSE, and we have not yet been able to anticipate the effects it may have on our profitability going forward.

The growth of electronic trading and the introduction of new technology may adversely affect our business and may increase competition.

Technology is fundamental to our business and our industry. The continued growth of electronic trading and the introduction of new technologies, particularly the NYSE’s HYBRID system, is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. This acceleration could further increase program trading and decrease our ability to participate in transactions as principal, which would reduce our profitability. Some of these alternative trading systems compete with our Specialist and Market-Making businesses, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and thus the earnings of our institutional brokerage business. The NYSE’s adoption of its HYBRID market for trading securities may increase pressure on our cash equities specialist business as customers execute more of their NYSE-related trades electronically and off the NYSE. To date, we have only implemented the basic specialist algorithms to trade on the HYBRID model. Using this basic platform, our participation rates have decreased in the HYBRID model, but we are continuing to develop more advanced algorithms to better participate in the market. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the increased program trading, increased percentage of NYSE stocks trading off of the NYSE Market and the change in the commissions program on the NYSE.

Our technology is only as good as the systems with which it interacts. This means that there are times when system failures at both the NYSE and the AMEX have had an impact on our profitability. The NYSE, AMEX and several other exchanges support a small fund to reimburse market makers for losses caused by the systems. We cannot provide assurance that any of these exchanges will be able to reimburse us for all losses incurred as a result of their systems failures on a timely basis or at all, which could adversely affect our results of operations and financial condition.

An inability to timely or successfully develop enhanced proprietary specialist trading systems to interact on the NYSE’s HYBRID model, as well as the increase in electronic trading on other exchanges, may adversely affect our business and profitability.

As the securities trading marketplace has become almost completely automated, we have developed electronic trading capabilities which allow us to interact with electronic order flow, particularly in the NYSE’s HYBRID market and to engage in market-making transactions in options, ETFs and other derivative product in other markets, such as the AMEX, the CBOE, the PHLX and other options and derivative product exchanges, which have introduced their own version of the HYBRID market in order to comply with Regulation NMS. All of these hybrid, or electronic-based, markets have required us to expend significant programming efforts and resources to transact business in the electronic marketplace. Throughout this process, we have internally developed trading systems to interact on these markets and these systems, but it is still early in the new electronic trading environment to fully determine the successes or failures of these trading technologies and their effect on our profitability.

Our initial HYBRID and related trading algorithms were developed with a view toward complying with our specialist and market-making obligations to ensure we perform our roles correctly and in compliance with rules and regulations. We have also developed and are continuing to develop more advanced trading technologies to trade opportunistically while continuing to comply with our specialist and market-making obligations. There can be no assurance that our internally-developed specialist and market-making algorithms do not have errors or can always monitor or prevent rule violations. In addition, we cannot assure you that our trading algorithms cannot have flaws or that our quality assurance procedures will always catch those flaws, which could result in algorithmic trading programs that generate losses in a short or prolonged timeframe. In the event all violations or losses cannot be prevented, these trading programs may expose us to regulatory fines and penalties by exchange regulatory authorities or expose us to significant trading losses.

We cannot provide assurance that our more advanced trading systems, even if they perform as designed, will be profitable due either to the changing nature of the marketplace or changes in exchange and/or securities rules or laws. We also cannot provide assurance that these proprietary trading systems will enable us to compete effectively with our direct competitors, who may have better or more advance technology than we do. Our profitability and ability to compete may depend on the ability of our business and technology personnel to effectively adapt these advanced trading systems to changes in the marketplace, while adequately maintaining our specialist and market-making obligations. In the event we cannot successfully build and adapt this trading technology, our financial condition and results of operations may be adversely affected.

Our future success will depend on the ability to upgrade information and communications systems, and any failure to do so could harm our business and profitability.

The development of complex communications systems and new technologies, including Internet-based technologies, may render our existing information and communications systems outdated. In addition, our information and communications systems must be compatible with those of the NYSE, the AMEX and the other exchanges on which we conduct business. As a result, when those exchanges, including the NYSE and AMEX, upgrade their systems, we will need to make corresponding upgrades. For example, in 2007, the NYSE made numerous changes to its HYBRID technology, both major and minor, in its discretion. Some of these changes require us to adapt our trading technology, a process that can at times be time consuming and costly and that often carries risks associated with high frequency trading algorithms, such as coding errors, system malfunctions and technology glitches. Our future success will depend on our ability, on a cost-effective basis, to timely and competitively respond to changing technologies. Our failure to do so could have an adverse effect on our business, financial condition and/or operating results.

The NYSE’s and AMEX’s ability to develop information and communications systems and complex computer and other technology systems has been instrumental in their growth and success. We are dependent on the continuing development of technological advances by the NYSE and the AMEX, as well as the other exchanges on which we trade, which is a process over which we have no control. If any of these exchanges, for any reason, is unable to continue its history of computer-related and other technological developments and advances, those failures could have an adverse effect on its success, including an ability to grow, to manage its trading volumes and to attract new listings. For example, in the new Regulation NMS environment, the NYSE has lost significant market share in trading of NYSE-listed securities to ECNs and large trading operations that internalize certain trading. Our cash equities specialist operations have, at times, been hindered by the order flow shipped to other markets because we are not able to participate in those trades. Any such developments can be expected to adversely affect our operations, financial condition and operating results.

As markets become more automated and we are increasingly dependent on high frequency trading algorithms, failures in these algorithms and their development processes could adversely affect our trading and profitability.

As both national and international financial markets have become and continue to become more automated, we are increasingly dependent on our electronic trading systems to effectively compete. This is especially true in our Specialist and Market-Making business segment due to the high frequency nature of trades and due to our obligations and desire to interact with high-paced order flow. We have internally developed trading algorithms to interact with the faster, more electronic order flow and employ significant personnel dedicated to the trading algorithm development process. Our development process entails communications among management at each of our broker-dealers, traders, compliance personnel and the coders to ensure that the development of our trading programs are adequately designed to achieve the goals of our business, as well as to comply with securities rules and regulations. If there are any failures in this communication process our trading technologies could not be efficient or profitable, or may expose us to liability for rule violations.

In addition, once the goals of the trading technology are communicated, we have a development process to code and implement our trading algorithms. This process includes the following:

•	change initiation for development, bugs and enhancements;

•	ongoing reviews of the software development lifecycle;

•	quality assurance checks, including testing procedures; and

•	production migration procedures.

It is possible that some employees in our technology development process may not adequately follow our procedures or, even if all procedures are followed, it is possible that coding errors pass through our procedures with undetected errors. This risk is enhanced by the fact that the NYSE, the AMEX and certain other exchanges do not provide us with a test environment to run our algorithms other than “live” production. If our procedures are not followed by our employees or if undetected errors are implemented live, our high frequency algorithms could potentially cause errors that, if not immediately detected, could result in significant trading losses and/or regulatory investigations. Any such event could have an adverse effect on our operations or profitability.

We are subject to extensive regulation under federal and state laws that could result in investigations, fines or other penalties.

Our broker-dealer subsidiaries are subject to increasing regulatory inquiries and informal investigations in the ordinary course of business and, as a result, are spending more resources on responding to and defending these inquiries and investigations. It is possible that these additional resources could result in increased legal and professional fees, as well as additional fines and formal regulatory actions going forward. It is difficult to predict whether and to what extent any of these regulatory inquiries could escalate. However, if any of these ordinary inquiries progress into material regulatory or legal proceedings, such proceedings could result in settlements, determinations or judgments requiring substantial payments of sanctions, fines and penalties, as well as the costs of defending these actions, which could materially and adversely affect our business and operations.

On December 22, 2006, LaBranche & Co. LLC entered into an agreement with the NYSE to settle investigations by the NYSE concerning our specialists’ alleged inability to comply with applicable securities laws and regulations relating to specialists’ order-handling obligations and NYSE rules concerning “firm-quote” obligations, commitments from other markets, limit order display rules and short sales. Pursuant to the agreement, and without admitting or denying any wrongdoing, we paid a total of $600,000 on February 27, 2007 to settle this matter. In addition, in December 2004, our LaBranche & Co. LLC subsidiary received a notice from the NASD Amex Regulation Division stating a preliminary determination by the NASD Amex Regulation Division’s staff to seek disciplinary action against LaBranche & Co. LLC for violations of certain federal securities laws and the AMEX’s Constitution and Rules, including Sections 10(b), 9A and 17(a) of the Securities Exchange Act of 1934, in connection with manual book freezes effected in one of LaBranche & Co. LLC's Amex specialist stocks during the period March 8, 2004 through October 21, 2004. This notice of possible disciplinary action has not yet been resolved. In addition, we may, in the future, become the subject of other investigations that could result in our paying fines and restitution.

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

Many aspects of our business involve substantial risks of legal liability. A specialist is exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NYSE, the AMEX, CBOE, the PHLX, the NYSE Arca Exchange, the London Stock Exchange, the FSA and other exchanges and regulatory authorities.

The NYSE and SEC investigation of specialist trading activity that was settled in April 2004 has also resulted in the initiation of purported class action and derivative action proceedings against us and certain of our officers and directors in the United States District Court for the Southern District of New York and other proceedings in other courts, all of which are described under “Item 3—Legal Proceedings.” In 2004 and early 2005, we also received requests for information from the SEC and the United States Attorney’s Office for the Southern District of New York as part of an industry-wide investigation relating to activities of NYSE floor specialists from 1999 through 2003.

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

Our business depends on the availability of adequate capital. We cannot be sure that we will have sufficient capital in the future or that additional financing will be available on a timely basis, or on terms favorable to us. Historically, we have satisfied these needs with internally generated funds, the issuance of subordinated debt by our operating subsidiaries and our issuance of common stock and senior and subordinated notes. While we currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital, regulatory capital and capital expenditure requirements through at least the next twelve months, we may need to raise additional funds to:

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

Adverse changes affecting the economy and/or the securities markets could result in a further decline in market volatility or liquidity, thus negatively impacting revenues at our Specialist and Market-Making segment and our Institutional Brokerage segment. Many elements of our cost structure do not decline if we experience reductions in our revenues and we may be unable to adjust our cost structure on a timely basis, or at all, and we could suffer losses.

Increased program trading and lower levels of volatility on the NYSE over the past three years have negatively affected our results of operations and may adversely affect our operations in the future. Although U.S. equity prices generally recovered from 2003 through 2007, adverse changes in the economy and the securities markets could return, resulting in:

•	losses from declines in the market value of securities held in our accounts;

•	a decline in trading volume on the NYSE, the AMEX and other exchanges;

•	further declines in volatility in securities markets;

•	the failure of buyers and sellers of securities to fulfill their settlement obligations; and

•	further increases in claims and litigation.

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

Our securities transactions are conducted as principal and agent with broker-dealer counterparties located in the United States. While the NYSE, the AMEX, other exchanges and the clearing houses monitor the credit standing of the counterparties with which we conduct business, we cannot be certain that any of these counterparties will not default on their obligations. If any do, our business, financial condition and/or operating results could be adversely affected.

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

Our roles as a specialist and market maker, at times, require us to make trades that adversely affect our operating results. In addition, as a specialist and market-maker, we are at times required to refrain from trading for our own account in circumstances in which it may be to our advantage to trade. For example, we may be obligated to act as a principal when buyers or sellers outnumber each other and take a position counter to the market, buying or selling shares to support an orderly market in the affected stocks. In addition, specialists currently may not compete with public orders at the same price. By having to support an orderly market, maintain inventory positions and refrain from trading under some favorable conditions, we are subject to risk. In addition, one consequence of the SEC and the NYSE investigations of NYSE specialist trading practices may be amendments by the NYSE and, possibly, the AMEX, of the rules, practices and procedures governing our specialist and market-making activities in a manner that could adversely affect our trading revenues. Our specialist and market-making compliance systems, which are designed to monitor compliance with these rules may malfunction or may not timely detects failures to satisfy these obligations, which could result in fines and/or penalties. In many cases where we comply with our obligations, our compliance with rules could cause us to generate losses.

Failure to comply with net capital and net liquid asset requirements may result in the revocation of our registration with the SEC or our expulsion from the NYSE and/or the AMEX.

The SEC, the NYSE, the AMEX and various other regulatory agencies have stringent rules with respect to the maintenance of minimum levels of capital and NLA by securities broker-dealers and specialist firms. As of December 31, 2007, LaBranche & Co. LLC is required to maintain minimum NLA of approximately $276.2 million and, currently, its NLA requirement is approximately $72.0 million. Failure by any of our broker-dealer and specialist subsidiaries to maintain its required level of net capital and NLA may subject it to suspension or revocation of its SEC registration or suspension or expulsion by the NYSE and/or the AMEX. If this occurs, we would be unable to operate our business. In addition, a change in these rules, the imposition of new rules or any unusually large capital requirement or charge against the regulatory capital of any of our broker-dealer subsidiaries could limit those areas of our operations which require intensive use of capital. These rules also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, thus limiting our ability to expand, diversify or even maintain our present levels of business, pay dividends, repay debt and repurchase shares of our outstanding common stock. Even after the reduction in our cash equity specialist net liquid asset requirements by 75% in February 2008, we continue to be subject to a higher net liquidity asset requirement than typical broker-dealers, and our failure to comply with those requirements could subject us to disciplinary action or cause us to devote additional capital to our specialist operations.

Failure to comply with undertakings set forth in the settlement with the NYSE and SEC could adversely affect us.

In connection with the 2004 settlement of the NYSE and the SEC investigations concerning our NYSE specialist trading activity, we agreed to, and we are complying with, the following undertakings:

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

•

bi-annual assessment of, and reports on, the adequacy of the resources devoted to LaBranche & Co. LLC’s compliance function, and devotion of adequate funds and staffing to the compliance department; and

•

retention of an independent consultant to review and evaluate LaBranche & Co. LLCs compliance systems, policies and procedures reasonably designed to ensure that LaBranche & Co. LLC is in compliance with federal securities laws and NYSE rules with regard to specialist trading.

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

Over the past few years, a number of alternative trading systems have been developed or emerged. These alternative trading systems may compete with specialists by increasing trading in

NYSE-listed and AMEX-listed securities off the NYSE and the AMEX trading floors. This can be seen in the decrease in the NYSE’s percentage of overall U.S. trading volume from approximately 84% in 2002 to approximately 46.4% in 2007. In addition, as described above, the SEC and the NYSE's market structure rule changes could result in increased trading of NYSE-listed and AMEX-listed securities in electronically-matched orders and thus reduce levels of trading of such securities through specialists.

We cannot be certain that we will be able to retain all of our top listed companies. If we lose a significant number of listed companies, if those listed companies request a change in their specialist or if the NYSE were to determine that we have failed to fulfill our obligations as specialist for a listed company, our registration as the specialist for those listed companies could be canceled or suspended. Although we have further diversified our specialist and market-making operations into additional products and marketplaces, this diversification may not adequately diminish our risk of reliance on certain operations.

We cannot assure you that we will continue to be able to effectively compete in the specialist and market-making industry.

We cannot be sure that we will be able to compete effectively with current or future competitors in the specialist and market-making industry. We obtain all our new equity listings on the NYSE by going through an allocation process. In this process, either a committee of the NYSE or the listing company chooses the specialist. The competition for obtaining new listing companies is intense. We expect competition to continue and further intensify in the future. We also compete with significantly larger entities to be the specialist in ETFs traded on the AMEX. Although we have been able to secure a market share of the ETF specialist business with many of the established ETF issuers, we cannot assure you that our growth in market share will continue as our competitors focus more resources on their ETF specialist business or as market participants enter the ETF market. Some of our competitors may have significantly greater financial and other resources than we have in both specialist and market-making activities and may have greater name recognition. These competitors may be able to respond more quickly to new or evolving opportunities and listing company requirements. They also may be able to undertake more extensive promotional activities to attract new listing companies. Our failure to compete effectively would have an adverse effect on our operating results.

We have significant debt obligations that can adversely impact our margins and flexibility of operations.

As of December 31, 2007, our total debt outstanding was $465.5 million and as of March 17, 2008, our total debt outstanding was approximately $384 million. Our level of debt could have important consequences, including the following:

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

The covenants in the indenture governing our outstanding 9.5% Senior Notes due 2009 and our outstanding 11.0% Senior Notes due 2012, in the aggregate principal amount of approximately $379.0 million (collectively, the “outstanding senior notes”), and subordinated note purchase agreements (under which approximately $3.0 million remains outstanding), as well as any future financing agreements, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These covenants may limit or restrict our ability and the ability of our subsidiaries, under certain circumstances, to:

•	incur additional debt;

•	pay dividends and make distributions;

•	repurchase our common stock or subordinated indebtedness prior to maturity;

•	make certain investments;

•	create liens on our assets;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	issue or sell stock of subsidiaries; or

•	merge or consolidate.

For example, our ability to take certain actions, such as incurring additional indebtedness (other than certain “permitted indebtedness”) or making certain “restricted payments” (such as paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity), is limited if our consolidated fixed charge coverage ratio, as defined by our debt covenants and calculated on a trailing four-quarter basis, is at or below a threshold of 2.00:1, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources.” As of December 31, 2007 our consolidated fixed charge coverage ratio was below 2:00:1, and we thus currently are prohibited from making “restricted payments” exceeding $15.0 million in the aggregate over the life of the indenture. In addition, under the indenture governing our outstanding senior notes, even if our consolidated fixed charge coverage ratio is greater than 2.00:1, we cannot make any such “restricted payments” if doing so will cause our cumulative “restricted payments” since May 18, 2004 to be greater than the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 and certain other amounts. As of December 31, 2007, this covenant prevented us from making restricted payments in excess of

$105.8 million. Although we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent the covenants in the indenture will prevent us from making restricted payments in the future.

In addition, our LaBranche & Co. LLC subsidiary has approximately $3.0 million principal amount outstanding subordinated indebtedness. The note purchase agreement governing this subordinated indebtedness requires LaBranche & Co. LLC to comply with certain financial ratios. LaBranche & Co. LLC’s ability to comply with these ratios may be affected by events beyond our or its control. If any of the covenants in this agreement are breached, or if LaBranche & Co. LLC is unable to comply with required financial ratios, we or it may be in default under such agreements. A significant portion of this indebtedness then may become immediately due and payable.

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

If we were to experience a change of control, we would be required to offer to repurchase all outstanding senior notes then-outstanding at a price equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. This purchase requirement may delay or make it harder for others to obtain control of us. If a change of control were to occur, it is possible that we would not have sufficient funds to repurchase these notes or that restrictions in LaBranche & Co. LLC’s subordinated note purchase agreements would not allow such repurchases. If we do not have sufficient funds at the time of a repurchase obligation or cannot meet any obligations under the subordinated note purchase agreements or the indenture governing the outstanding senior notes, we would be forced to seek additional third-party financing. However, it is possible that we would not be able to obtain such financing on favorable terms, or at all.

Our success depends on our ability to accurately process and record our transactions, and any failure to do so could subject us to losses.

Our specialist, market-making and institutional brokerage activities require us to accurately record and process a very large number of transactions on a daily basis. Any failure or delay in recording or processing transactions could cause substantial losses for brokers, their customers and/or us and could subject us to claims for losses. We rely on our staff to operate and maintain our information and communications systems properly, and we depend on the integrity and performance of those systems. Our recording and processing of trades is subject to human and processing errors. Moreover, extraordinary trading volume or other events could cause our information and communications systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of our information systems or any other systems in the trading process could cause us to fail to complete transactions or could cause brokers who place trades through us to suffer delays in trading.

Any information or communication systems failure or decrease in information or communications systems performance that causes interruptions in our operations could have an adverse effect on our business, financial condition and/or operating results. Our systems may fail as a result of a hardware, software, power or telecommunications failure. In addition, our offices are located in close proximity to the site of the September 11, 2001 terrorist attacks on the World Trade Center. The aftermath of the attacks on the World Trade Center required us to close our operations and temporarily operate from our disaster recovery site. The NYSE and AMEX were also forced to stop operating for four consecutive trading days, which caused our operations to halt. It is possible that additional terrorist attacks or acts of war may occur in the future and that such attacks could compromise or disable our systems. Although we have established back-up disaster recovery centers in New York and internationally and have an overall business continuity plan in the event of another disaster, these measures may not be effective in preventing an interruption of our business.

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

We may have difficulty successfully managing the evolution of our business.

The transition of our business model to a more electronic trading marketplace has increased the demands upon our management and operations. This evolution has required, and will continue to require, an increase in investment in management personnel, financial and management systems and controls and facilities. The scope of procedures for assuring compliance with applicable rules and regulations, including SOX, has changed as the complexity of our business has increased. Although the size of our workforce significantly declined in 2006 and 2007, many of our SOX policies, processes and controls have not, which means we have fewer employees to ensure these controls are completed. We have implemented formal compliance procedures that are regularly updated but in the changing economic and regulatory environment, especially due to the merger of NYSE Regulation and the NASD and proposed new rules and market structures noted above, we may be unable to timely adapt our compliance personnel and procedures to keep up in the changing environment. Our future operating results will depend on our ability to continue:

•	to improve our systems for operations, financial control and communication and information management;

•	to refine our compliance procedures and enhance our compliance oversight;

•	to raise additional capital if and when needed;

•	to effectively deploy assets, capital or workforce;

•	to maintain strong relationships with, and attract new securities listings; and

•	to retain and incentivize our employees.

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

Risks Associated with the NYSE Acquisitions and Merger of NYSE Regulation and the NASD Regulation

The value of the NYSE Euronext Inc. stock we continue to hold following the NYSE/Archipelago merger and NYSE/Euronext merger may significantly lose value.

In connection with the March 2006 NYSE/Archipelago merger, we received approximately 3.1 million shares of NYSE Group, Inc. common stock in exchange for the 39 NYSE memberships which we previously owned. In connection with the April 2007 NYSE/ Euronext merger, we received an identical number of shares of NYSE Euronext, Inc. common stock in exchange for the 3.1 million shares of NYSE Group, Inc. common stock we had owned (collectively, the “NYX shares”). Under the merger agreements, for both of these transactions, there were restrictions on the sale of these shares, two-thirds of which were removed during 2007. We continue to hold all the NYX shares we received in the mergers today, and a large portion of the unrestricted NYX shares are held as regulatory capital. There is a risk that there could be a significant drop in the value of the NYX shares prior to the time we are able, if we choose, to monetize such shares. In addition, because a large portion of our NYX shares are held as regulatory capital, a large drop in price could require us to inject additional cash into our broker-dealer subsidiary to replace the value lost in the price decline. We currently mark our NYX shares to market, subject to applicable discounts due to restrictions on transfer, and when the restrictions lapse on our NYX shares, we will no longer discount their market value. Any substantial drop in the value of NYX shares could require us to consider whether such drop in value has created an impairment of our intangible assets. Such an impairment, if any, would adversely affect our financial results for the fiscal period in which an impairment occurs. Furthermore, any significant losses or gains based on the market price of NYX stock on the last day of a reporting period compared to the first day in that period would require us to recognize a loss or gain in our income statement for each period, respectively, which could result in a decline or increase in our stock price based on something other than our reported operating results.

The regulatory environment following the NYSE’s completed mergers and the merger of NYSE Regulation’s and NASD Regulation could change and thereby adversely affect our compliance and strategic efforts.

In July 2007, NYSE Regulation and NASD Regulation consummated their merger and the surviving entity was renamed the Financial Industry Regulatory Authority (“FINRA”). Following the merger, NYSE Regulation currently performs many of the regulatory functions of the NYSE and the NYSE Arca Exchange, through its Market Surveillance Division, and now refers certain matters to FINRA for further review and, if necessary, regulatory action. The NYSE has stated that technology is playing a greater role in trading, compliance and regulation. It is possible that these factors could cause regulatory or technological errors, especially if NYSE Regulation is unable to adequately self-fund its operations. These technological errors could also result in investigations that we may have to defend that are without merit and could cause us to expend significant resources to defend them.

The consolidation of NYSE Regulation and NASD Regulation into FINRA has resulted in a single regulatory division that will be responsible for member examination, enforcement, arbitration and mediation, as well as market regulation for the NYSE, NASDAQ, AMEX, ISE and Chicago Climate exchanges. This environment could produce additional regulatory scrutiny, which could cause us to expend additional resources to monitor and enhance our compliance with NYSE, AMEX and other exchange rules. We also may be required to expend substantial resources to coordinate our technological compliance systems with the new technological requirements of the NYSE, AMEX and other markets, which could increase our overall Specialist and Market-Making segment operating expenses and adversely affect our operating results.

Additionally, FINRA has publicly stated that it is working to coordinate a uniform set of rules that apply to all broker-dealers on every exchange under its purview. These uniform rules are under development and we do not currently know what effect, if any, the new proposed coordinated rules will have on our business. Until the uniform rules are implemented, our broker-dealer subsidiaries remain subject to the same exchange rules as they existed prior to the formation of FINRA. Many of these exchange rules are now obsolete, due to Regulation NMS and the advent of electronic trading, and many of these exchange rules have not been interpreted under the new trading environment. It is possible that our interpretation of these rules as they apply to our operations could be different than interpretations by FINRA in the future. Although we continually attempt to communicate our interpretations of exchange rules to FINRA where we are unclear of their application, a different interpretation by FINRA could adversely affect our operations or expose us to regulatory scrutiny and or violations.

The role of the specialist on the NYSE may substantially change following the NYSE/Archipelago and NYSE/Euronext mergers and we may not be able to timely adapt.

Although senior NYSE officials have publicly stated that there will continue to be an auction-based market with a central point of sale on the NYSE, and that specialists will continue to play an integral role in making a fair and orderly market and providing liquidity, there is speculation that large issuers’ stocks will trade entirely electronically with minimal participation by specialists. We may not be able to anticipate or adequately and effectively deploy capital, workforce and technology to respond to such a change. Although we have expended considerable resources to enable us to adapt to such a situation, we may not be able to timely or successfully do so. Any failure by us to anticipate, respond or adapt to a changing market structure in the wake of the mergers could adversely affect our results of operations and financial condition.

The NYSE has publicly stated that it plans seek approval from the SEC to further change its market model, changing the role of specialists to “designated market makers” to still provide liquidity without some of the negative and affirmative obligations that could, at times, adversely affect profitability. The purported rule changes could also change the timing of when the designated market-maker can see orders, but would allow them to receive “enhanced liquidity requests to enable the designated market maker provide liquidity and trade for its own account when it desires to do so. We believe that some of these possible market structure changes could have a positive effect on our profitability by allowing us to trade with more freedom without the informational advantage that resulted in a number of the trading restrictions to which we were subject as a specialist. We currently are unable to project if or when any of these market structures, or other, changes will be formally proposed, or passed, if at all.

NYSE Euronext, Inc. may not achieve the anticipated cost savings, technology improvements, growth opportunities and other benefits anticipated from the merger transactions, which could adversely affect the operations of the NYSE specialist firms following the mergers.

Some of the stated purposes of the NYSE’s mergers with Archipelago and Euronext were cost savings, the ability to compete with an increasingly electronic marketplace, potential market growth opportunities and other synergies. Prior to the mergers, these entities operated as separate companies with different goals, technologies, infrastructures and market structures. The success of these mergers will depend, in part, on the ability to achieve these cost savings, efficiencies and technological and product advances. If the NYSE is not able to successfully achieve these objectives, the anticipated cost savings, technological and revenue growth and synergies may not be realized fully or at all, or may take longer to realize than expected. In such event, the new NYSE may lose listed companies, exchange-based trading market share and additional product lines and order flow. To the extent the NYSE is unable to attract new listed companies or products or loses existing listed companies and products, our financial results and operations could be materially adversely affected.

Item 1B. UNRESOLVED STAFF COMMENTS.

None.

Item 2. PROPERTIES.

Our offices are located at 33 Whitehall Street, New York, New York, 10004 where we lease approximately 48,000 square feet under a lease expiring February 17, 2017. We also lease two trading posts on the floor of the NYSE and approximately 7,300 square feet of additional space at locations in New York and Boston under leases expiring between August 2008 and September 2012. In addition, we lease approximately 910 square feet in London, England, under a month-to-month operating lease, and approximately 133 square meters in Hong Kong under a lease expiring in November 2008. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the near future.

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

On June 7, 2004, plaintiffs filed a Consolidated Class Action Complaint. On July 12, 2004, plaintiffs filed a Corrected Consolidated Class Action Complaint. Plaintiffs allege that they represent a class consisting of persons and entities that purchased or otherwise acquired our common stock during the period beginning on August 19, 1999 and concluding on October 15, 2003. Plaintiffs allege that we, LaBranche & Co. LLC, and certain of our and/or LaBranche & Co. LLC’s past or present officers and/or directors, including George M.L. LaBranche, IV, William J. Burke, III, James G. Gallagher, Alfred O. Hayward, Jr., Robert M. Murphy and Harvey S. Traison, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by failing to disclose alleged improper specialist trading by LaBranche & Co. LLC. This alleged improper trading previously was the subject of consent decrees between LaBranche & Co. LLC and the SEC and the NYSE entered into on March 30, 2004. Plaintiffs also allege claims for control person liability under Section 20(a) of the Exchange Act against Messrs. LaBranche, Burke, Gallagher, Hayward, Murphy, Lawrence Prendergast, George Robb and Traison and a claim that Mr. Gallagher violated Section 20A of the Exchange Act. Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses.

On December 12, 2005, motions to dismiss were granted in part and denied in part. The court dismissed the Section 10(b) claims in their entirety against Messrs. Burke, Gallagher and Traison, dismissed the Section 10(b) claims for the period August 19, 1999 through December 30, 2001 against Messrs. LaBranche, Murphy and Hayward, and dismissed the Section 20A claim against Mr. Gallagher.

On January 20, 2006, we, LaBranche & Co. LLC and the individuals named as defendants in the case filed answers to plaintiffs’ Corrected Consolidated Class Action Complaint, denying liability and asserting affirmative defenses.

On July 20, 2006, lead plaintiffs moved for class certification of the class above. On April 4, 2007, the court certified a class consisting of “[a]ll persons and entities who purchased or otherwise acquired shares in LaBranche & Co., Inc. [sic] common stock between August 19, 1999 and October 15, 2003, and were damaged thereby,” and certified lead plaintiffs as class representatives.

On July 26, 2007, defendants filed a renewed motion to dismiss this action in light of the United States Supreme Court’s June 21, 2007 decision in Tellabs, Inc. v. Makor Issues & Rights, Ltd. In August 2007, the parties agreed to enter into a mediation process designed to resolve this action. On October 11, 2007, the Court signed a stipulation agreeing that defendants’ renewed motion to dismiss will not be heard and will not be decided unless and until the parties advise the Court that mediation has not been successful.

The parties selected John S. Martin, Jr., who served as a United States District Judge for the Southern District of New York from 1990 until 2003, and as the United States Attorney for the Southern District of New York from 1980 to 1983, to serve as mediator. On February 8, 2008, we entered into an agreement in principle to settle the action for $13 million, to be paid entirely by our insurers. The settlement is subject to completion of a usual and customary settlement agreement, notice to the class, and approval by the Court.

In re NYSE Specialists Securities Litigation. On or about October 16, 2003 through December 16, 2003, four purported class action lawsuits were brought by persons or entities who purchased and/or sold shares of stocks of NYSE listed companies, including Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and California Public Employees’ Retirement System (CalPERS) v. New York Stock Exchange, Inc., et al., No. 03 CV 9968. On March 11, 2004, a fifth action asserting similar claims, Rosenbaum Partners, LP v. New York Stock Exchange, Inc., et al., No. 04 CV 2038, was filed in the United States District Court for the Southern District of New York by an individual plaintiff who does not allege to represent a class.

On May 27, 2004, the court consolidated these lawsuits under the caption In re NYSE Specialists Securities Litigation, No. CV 8264. The court named the following lead plaintiffs: California Public Employees’ Retirement System (“CalPERS”) and Empire Programs, Inc.

On September 15, 2004, plaintiffs filed a Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty alleging that they represent a class consisting of all public investors who purchased and/or sold shares of stock listed on the NYSE from October 17, 1998 to October 15, 2003. Plaintiffs allege that we, LaBranche & Co. LLC, Mr. LaBranche, other NYSE specialist firms, including Bear Wagner Specialists LLC, Fleet Specialist, Inc., SIG Specialists, Inc., Spear, Leeds & Kellogg Specialists LLC, Performance Specialist Group, LLC and Van der Moolen Specialists USA, LLC, and certain parents and affiliates of those firms, and the NYSE, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by failing to disclose alleged improper specialist trading that was the subject of the specialist trading investigations described above, improperly profiting on purchases and/or sales of NYSE listed securities, and breaching and/or aiding and abetting breaches of fiduciary duty. Section 20(a) control person claims also are alleged, including against us, LaBranche & Co. LLC and Mr. LaBranche. Plaintiffs seek unspecified money damages, restitution, forfeiture of fees, commissions and other compensation, equitable and/or injunctive relief, including an accounting and the imposition of a constructive trust and/or asset freeze on trading proceeds, and attorneys’ fees and reimbursement of expenses.

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

On February 23, 2006, we, LaBranche & Co. LLC, Mr. LaBranche and the other defendants in the case filed answers to plaintiffs’ Amended Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty, denying liability and asserting affirmative defenses.

On February 22, 2007, the court removed Empire Programs, Inc. as co-lead plaintiff, leaving CalPERS as the sole lead plaintiff.

On June 28, 2007, CalPERS moved for class certification of “[a]ll persons and entities who submitted orders (directly or through agents) to purchase or sell NYSE-listed securities between January 1, 1999 and October 15, 2003, which orders were listed on the specialists’ display book and subsequently disadvantaged by defendants,” and for the certification of CalPERS and Market Street Securities Inc. as class representatives.

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

Plaintiffs allege antitrust, securities and breach of fiduciary duty claims against different combinations of the defendants listed above. With respect to us and LaBranche & Co. LLC, plaintiffs allege violations of Sections 1 and 2 of the Sherman Act, Section 10(b) of the

Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, as well as breaches of alleged fiduciary duties to the purported class, all of which were committed by, among other things, allegedly conspiring to allow the NYSE to attain and maintain an unlawful monopoly in the asserted market for trade execution services, engaging in a continuing combination and conspiracy in unreasonable restraint of trade and commerce in the pricing of trade execution services for the stocks assigned to LaBranche & Co. LLC as specialist, materially misrepresenting the asserted market for and pricing of trade execution services, and manipulating trading on the NYSE, all allegedly in favor of floor traders and to the detriment of SuperDOT traders. Plaintiffs seek unspecified money damages, including trebling under the antitrust laws, equitable and/or injunctive relief, including an accounting and the imposition of a constructive trust and/or asset freeze on trading proceedings, and attorneys’ fees and reimbursement of expenses.

Sternlicht Demand. On February 22, 2008, counsel to Ludwig Sternlicht, who purports to be one of our stockholders, demanded that our Board “take action to fully investigate and remedy, inter alia, breaches of fiduciary duty by certain current and/or former officers, directors and managers of the Company,” who, the demand states, “knowingly or recklessly disregarded” regulations that “exist[ ] to prevent specialist firms like LaBranche from disadvantaging public investors,” and “made no true effort to ensure that the Company’s business was operated in a lawful manner consistent with all applicable rules and regulations.” The demand states that “our analysis indicates that the Company has suffered millions of dollars worth of damage.” The demand also states that “[i]f, after receipt of this letter, the Board has not commenced a reasonable and good faith investigation as demanded within sixty (60) days, we will seek to file a derivative action.”

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

In addition to the proceedings described above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory actions incidental to the ordinary course of our and their respective businesses. While the ultimate outcome of those claims, lawsuits and regulatory actions that currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims, proceedings and regulatory actions, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE under the symbol “LAB.” The following table sets forth the range of high and low closing sales prices for our common stock on the NYSE for each fiscal quarter within the two most recent fiscal years:

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$10.36	$7.33	$16.30	$9.77
Second Quarter	$9.30	$6.76	$17.90	$10.56
Third Quarter	$8.10	$4.28	$12.65	$8.10
Fourth Quarter	$6.03	$4.03	$12.21	$8.26

Holders

As of March 11, 2008, we had 57 stockholders of record of our common stock and an estimated 9,900 beneficial owners. The closing sale price of our common stock on March 11, 2008 was $5.27 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the caption “Executive and Director Compensation” in our definitive Proxy Statement to be used in connection with our 2008 Annual Meeting of Stockholders to be held on May 20, 2008, which will be filed within 120 days of the end of our fiscal year ended December 31, 2007 (the “2008 Proxy Statement”), is incorporated herein by reference.

Performance Graph

COMPARATIVE PERFORMANCE BY LaBRANCHE & CO INC.

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group for a five-year period. This chart compares our common stock with (i) the NYSE Composite Index and (ii) the NASDAQ Financial-100 Index. The chart assumes (a) $100 was invested on January 1, 2003 in each of our common stock, the stocks comprising the NYSE Composite Index and the stocks comprising the NASDAQ Financial-100 Index and (b) the reinvestment of dividends.

Comparison of Cumulative Total Return

Item 6. SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 and as of December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our consolidated financial statements, included elsewhere in this filing. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management's Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this filing.

(000’s omitted)	For Year Ended December 31,
	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA:
Revenues:
Net gain on principal transactions	$184,999	$180,850	$194,432	$182,535	$202,207
Commissions and other fees	46,940	69,814	84,018	96,045	94,443
Net (loss) gain on investments	(16,866)	238,680	11,029	24,953	1,065
Stock borrow interest	201,387	158,081	33,395	3,947	1,634
Other interest	28,673	26,096	17,260	6,430	4,960
Other	3,590	473	56	5,137	1,680

Total revenues	448,723	673,994	340,190	319,047	305,989

Interest Expense (1)	303,172	240,497	89,504	63,789	48,188

Total revenues, net of interest expense	145,551	433,497	250,686	255,258	257,801

Expenses:
Employee compensation and benefits	80,205	88,370	103,531	99,310	99,123
Restitution and fines	—	763	172	159	63,519
Goodwill impairment	164,100	—	—	37,600	170,302
Stock list impairment	335,264	—	—	—	—
Exchange memberships impairment	—	—	—	18,327	515
Debt repurchase premium	—	—	—	49,029	—
Other	87,707	107,351	95,878	106,302	109,416

Total expenses	667,276	196,484	199,581	310,727	442,875

(Loss) income before (benefit) provision for income taxes	$(521,725)	$237,013	$51,105	$(55,469)	$(185,074)

Net (loss) income	$(350,474)	$136,804	$37,521	$(43,780)	$(179,389)

(000’s omitted)	As of December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
Total assets	$5,343,736	$5,374,889	$3,664,909	$2,055,097	$1,963,090
Total long term obligations (1)	459,811	466,206	490,820	498,733	275,891
Stockholders’ equity	$527,917	$874,707	$733,456	$692,986	$772,964
(1) Includes obligations under our subordinated debt (excluding those related to contributed exchange memberships).

	For Year Ended December 31,
	2007	2006	2005	2004	2003
COMMON SHARE DATA:
(Loss) earnings per diluted share	$(5.71)	$2.22	$.61	$(0.77)	$(3.08)
Cash dividends declared per share	—	—	—	—	$0.24

Regulation G Requirement: Reconciliation of Non-GAAP Financial Measures Excluding

Corporate Equities, Not readily Marketable

(all data in thousands, except per share data)

(unaudited)

In evaluating the Company’s financial performance, management reviews results from operations excluding non-operating items. Pro-forma earnings per share is a non-GAAP (generally accepted accounting principles) performance measure, but the Company believes that it is useful to assist investors in gaining an understanding of the trends and operating results for the Company’s core business. Pro-forma earnings per share should be viewed in addition to, and not in lieu of, the Company’s reported results under U.S. GAAP.

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented:

	Twelve Months Ended December 31,
	2007				2006
	Amounts as reported	Adjustments		Pro forma amounts	Amounts as reported	Adjustments	Pro forma amounts
Revenues, net of interest expense	$145,551	$15,759	(1)	$161,310	$433,497	$(238,615)	$194,882
Total expenses	667,276	(499,364	)(2)	167,912	196,484	—	196,484

(Loss) income before (benefit) provision for income taxes	(521,725)	515,123		(6,602)	237,013	(238,615)	(1,602)
(Benefit) provision for income taxes	(171,251)	163,028		(8,223)	100,209	(102,960)	(2,751)

Net (loss) income applicable to common stockholders	$(350,474)	$352,095		$1,621	$136,804	$(135,655)	$1,149

Basic	$(5.71)	$5.74		$0.03	$2.25	$(2.23)	$0.02
Diluted	$(5.71)	$5.74		$0.03	$2.22	$(2.20)	$0.02

(1)	Reflects gains and losses in each accounting period, based on the fair market value of the Company’s restricted and unrestricted NYX shares at the end of each such period versus the beginning of such period.
(2)	Relates to the write-down of the carrying value of the Company’s goodwill and stock listing rights to reflect the results of the Company’s impairment evaluation under SFAS No.142 and 144.

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

Executive Overview

Our net loss was $350.5 million for the year ended December 31, 2007, compared to net income of $136.8 million for the same period in 2006. In both periods, our US GAAP earnings were affected by significant non-cash accounting adjustments such as the impairment charges for goodwill and stock listing rights of $164.1 million and $335.3 million, respectively, and the non-cash loss in our NYX shares in 2007 of $15.8 million compared to a gain of $238.6 million in 2006. Excluding these items and the related tax expenses or benefits, our pro-forma net income for the years ended December 31, 2007 and 2006 were $1.6 million and $1.1 million, or $0.03 and $0.02 per diluted share, respectively.

Our operating revenues began to stabilize in the second half of 2007 and our Specialist and Market-Making segment reported pre-tax earnings before impairment charges and losses on our NYX shares of $47.3 million. We are actively taking steps to reduce and eliminate expenses reported at the holding company and continue to examine ways to improve our institutional brokerage operations’ performance in the coming year. Our Specialist and Market-Making segment performance improved significantly in the fourth quarter of 2007 over the third quarter, principally due to better market conditions and better market-making trading.

Our specialist and market-making operations other than cash equities continue to show progress and growth and now represent more than 50% of the segment revenue. As previously disclosed, we have consistently believed that new and varied trading venues and products will develop and grow as the securities markets evolve and converge, and that global and alternative securities markets will increasingly interact with each other. As such, our liquidity-providing activities outside the NYSE floor operations are increasingly becoming a major component of our specialist and market-making operations. Our expansion into these new products and increased globalization has given us opportunities which we believe will allow us to further grow and diversify our business. Our market-making subsidiary in London had its best performance to date in 2007, and we believe the further globalization of electronic markets will provide us additional opportunities for growth and diversification going forward. We also believe that we are successfully making the transition to newer business lines, which will benefit us and our stockholders.

We continue to devote significant resources to develop and improve our trading technologies and algorithms to enable our specialists and market-makers to inject liquidity in a nearly fully electronic securities marketplace. However, we cannot estimate or forecast additional revenue, if any, that could result from new trading technologies or increased participation rates. We also believe that certain regulatory and market structure improvements are being implemented to recognize the nearly fully-automated global securities markets. For example, in February 2008, the SEC approved, with immediate effect, a reduction in the required NLA that need to be maintained by cash equity specialists to transact business on the NYSE by approximately 75%. This resulted in a reduction of our required NLA by approximately $205.0 million, of which $200.0 million has been moved to our holding company for redeployment to use for other current or future corporate purposes. We also believe steps are being taken by regulators to end abusive odd-lot trading practices, which have increased in the automated marketplace and which we believe have significantly harmed our trading results.

The NYSE has publicly stated that it plans to seek approval from the SEC to further change its market model, changing the role of specialists to “designated market makers” who will still provide liquidity, but without some of the negative and affirmative obligations that could, at times, adversely affect profitability. The purported rule changes could also change the timing of when the designated market-maker can see orders, but could enable the designated market-maker to provide liquidity and trade for its own account when it desires to do so. We believe that some of these possible market structure changes could have a positive effect on our profitability by allowing us to trade with more freedom and without the informational advantage that resulted in a number of the trading restrictions to which we are subject as a specialist. It also could allow us to benefit from organization changes and integration, because some of these changes presumably would remove the informational barriers that have caused us to maintain our specialist and market-making businesses as separate broker-dealers. We currently are unable to project if or when any of these market structure changes, or other informational barrier changes will be formally proposed or passed, if at all.

We are continuing to reduce costs at our holding company and our operating subsidiaries, most of which are associated with the former auction-based market structure. The largest of these costs is the interest on our outstanding senior notes, which impacts our earnings by at least $26.0 million annually. Since January 1, 2008, we have purchased approximately $81.0 million of our outstanding senior notes, which will reduce our net interest expense going forward by approximately $8.4 million annually. Any additional purchases of our outstanding notes will result in additional expense savings at our holding company, which should cause our results to improve.

We have employed more capital in our trading activities on more exchanges, and in derivative products and ETFs, in seeking growth opportunities while maintaining a leadership position in the cash equities specialist business. Recent reductions in the capital requirement of our NYSE specialist operations, including the $205.0 million reduction of our required NLA in

February 2008, will enable us to more effectively deploy capital for our business and financial needs. The restructuring of certain of our specialist and market-making subsidiaries has allowed us to develop those operations across various domestic and international exchanges and market places. The organizational structure of our Specialist and Market-Making segment, therefore, is intended to enable us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise.

We believe LFS is in a position to build upon its reputation as a strong institutional trading firm. LFS’s primary business will continue to be facilitation trading, with expected growth to be generated through the addition of experienced personnel, new client trading partners and a new capital commitment focus. Capital will be used to accommodate customer business as well as for proprietary trading. The addition of a proprietary book is expected to generate a new source of revenue from trading opportunities that present themselves in the marketplace. Our clients will continue to receive excellent customer service by means of market commentary and color, efficient execution, strong liquidity and confidentiality.

New Accounting Developments

Accounting for Tax Uncertainties

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN No. 48 effective January 1, 2007. Please refer to Footnote 4, “Income Taxes” of our condensed consolidated financial statements in this report for additional information and disclosure.

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

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “Accounting for Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We currently report the majority of our financial assets and liabilities at fair value in compliance with industry guidelines for brokers and dealers in securities. We have a significant investment in intangibles and goodwill as well as public debt which is not accounted for at fair value. We believe SFAS 159 exempts intangible assets and goodwill from fair value reporting. We also believe the adoption of SFAS 159 will have an immaterial impact on our financial statements. However, it is unlikely we will mark to market the value of the public debt.

Derivative Instruments and Hedging Activities

In April 2007, the FASB issued a Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with our current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 will not have a material impact on our consolidated financial statements.

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

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. During the fourth quarter of 2007, our trade name was tested and based upon our analysis, no impairment existed at that time.

We have amortized our identifiable intangible stock listing rights over their estimated useful lives in accordance with SFAS No. 142, and tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. During the quarter ended June 30, 2007, certain changes in circumstances occurred that led us to believe that the fair value of our specialist stock listing rights could be lower than their carrying amount. The primary factor triggering our decision to reassess the reasonableness of the carrying value of our stock listing rights was the sale of LaBranche & Co. LLC’s AMEX equity specialist operations for less than their carrying value. In our second quarter 2007 SFAS No. 144 test, we compared the fair value of our Specialist and Market-Making reporting unit and the fair value of our Specialist and Market-Making reporting unit’s stock listing rights—based on the methods described above—to their respective carrying values in two separate steps under SFAS No. 144 guidelines. At June 30, 2007, we performed an undiscounted cash flow analysis of forecasted earnings from our acquired specialist stock lists. Due to a significant decrease in 2007 revenues as a result of the NYSE’s HYBRID market implementation, the after tax cash flows from our acquired lists did not exceed the mandatory charge for contributory assets, the largest being the $300.0 million NLA requirement. The $335.3 million impairment charge represented a total impairment of our acquired specialist stock lists due to a negative cash flow under the contributory asset model used for testing and as such no impairment analysis will be required going forward, since we have fully written off the value of our stock listing rights.

As a result of our analysis of the above-mentioned factors at December 31, 2007, with the assistance of the independent business valuation firm, we determined that there was no further impairment of goodwill under SFS No. 142. We cannot provide assurance that future goodwill impairment testing will not result in impairment charges in subsequent periods.

We also assumed certain discount rates and certain terminal growth rates in our calculations. For our year-end 2007 goodwill impairment tests, we engaged an independent business valuation firm to assist us in our BEV analyses. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

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

We account for our investment in NYX shares at estimated fair value of such restricted and non-restricted shares pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide – Brokers and Dealers in Securities.

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

Institutional Brokerage Risk

Our Institutional Brokerage segment, through the normal course of business, enters into various securities transactions as agent. The execution of these transactions can result in unrecorded market risk and concentration of credit risk. Our Institutional Brokerage activities involve execution and financing of various customer securities transactions on a cash or margin basis. These activities may expose us to risk in the event the customer or other broker is unable to fulfill its contractual obligations and we have to purchase or sell securities at a loss. For margin transactions, we may be exposed to significant market risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

Restructuring Transactions

As of January 3, 2007, we converted our LaBranche Financial Services, Inc. (“LFSI”) subsidiary into a limited liability company through a merger of LFSI with and into a newly formed limited liability company, which succeeded to all the rights, obligations and liabilities of LFSI. Subsequently, on January 17, 2007, the new entity changed its name to LaBranche Financial Services, LLC. LaBranche & Co Inc. is the sole member of LaBranche Financial Services, LLC, which is referred to herein as “LFS.”

Until June 8, 2007, LFS provided securities clearing services to its own customers and customers of introducing brokers. On June 8, 2007, LFS entered into a relationship with a major Wall Street firm to provide clearing services to those customers on behalf of our Institutional Brokerage segment.

Sale of AMEX Cash Equity Specialist Operations

On June 29, 2007, LaBranche & Co. LLC agreed to sell its AMEX cash equity specialist operations to Cohen Specialists, LLC, a New York-based specialist on the AMEX (“Cohen Specialists”), for aggregate cash consideration of $2,250,000. The sale was completed on July 9, 2007. In this transaction, Cohen Specialists acquired the right to be specialist in 89 equity securities listed on the AMEX and now employs all of the specialists and trading assistants formerly employed by LaBranche & Co. LLC in connection with these AMEX operations. There were and are no arrangements or material relationships, other than in respect of the transaction, between Cohen Specialists and us or any of our affiliates, officers or directors or any associate of such director or officer. No gain or loss was recognized for U.S. GAAP purposes on this transaction.

Agreement to Settle Class Action

On February 8, 2008, we entered into an agreement in principle to settle the In Re LaBranche Securities Litigation for $13.0 million, to be paid entirely by our insurers. Since this settlement will be paid entirely by our insurers, the settlement did not have an effect on our income statement. The settlement is subject to completion of a usual and customary settlement agreement, notice to the class, and approval by the court.

Reduction in NYSE Specialists Net Liquid Asset Requirement

On February 5, 2008, the SEC approved an NYSE-proposed 75% reduction in the NLA requirements applicable to our specialist and market-making business. This reduction became effective immediately and resulted in a reduction of LaBranche & Co. LLC’s NLA requirement by approximately $205.0 million. As a result of this reduction in LaBranche & Co. LLC’s NLA requirement, it declared a dividend of $200.0 million to LaBranche & Co Inc which was paid in February and March 2008.

Results of Operations

Specialist and Market-Making Segment Operating Results

(000’s omitted)	For the Years Ended December 31,			2007 vs. 2006 Percentage Change	2006 vs. 2005 Percentage Change
	2007	2006	2005
Revenues:
Net gain on principal transactions	$184,321	$180,850	$194,432	1.9%	(7.0)%
Commissions and other fees	24,002	35,896	42,290	(33.1)	(15.1)
Stock borrow interest	200,601	157,588	33,039	27.3	377.0
Other interest	16,518	19,834	13,643	(16.7)	45.4
Net (loss) gain on investments	(15,324)	220,704	—	(106.9)	100.0
Other	3,376	(225)	123	(1600.4)	282.9

Total segment revenues	413,494	614,647	283,527	(32.7)	116.8
Interest expense	252,512	186,850	37,466	35.1	398.7

Revenues, net of interest expense	160,982	427,797	246,061	(62.4)	73.8
Operating expenses	128,245	146,452	143,481	(12.4)	2.0
Goodwill impairment	164,100	—	—	100.0	—
Stock list impairment	335,264	—	—	100.0	—
Pre-tax income (loss)	$(466,627)	$281,345	$102,580	(265.9)%	174.3%

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

Commissions and other fees revenue generated by our Specialist and Market-Making segment consists primarily of fees earned by our cash equity specialists for providing liquidity on the NYSE and, through July 9, 2007, for executing limit orders on the AMEX. The other fees in this line item are related to a specialist liquidity provision payment (the “LPP”) program implemented on September 1, 2007, which varies month-to-month depending on our principal trading activities on the NYSE and an interim “specialist allocation pool” payment to us in the amount of $2.1 million per month by the NYSE for the period from December 2006 through August 2007. The new LPP system involves a two tier fee structure based on (1) the firms’ proportional share of 100% of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer, and (2) a subjective allocation from the NYSE of the “LPP pool” which consists of 25% of the NYSE’s listed stock transaction revenue on matched volume. This monthly payment, in the aggregate, has been between $1.6 million to $2.1 million since implementation.

Net (loss) gain on investments reflects the aggregate revenues generated from our investments in restricted and unrestricted NYX shares and other investments not derived specifically from specialist and market-making activities.

Other revenue at our Specialist and Market-Making segment consists primarily of miscellaneous receipts not derived specifically from specialist and market-making activities.

Interest expense attributable to our Specialist and Market-Making segment is the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs specialist and market-making operations and interest on subordinated indebtedness that has been approved by the NYSE for inclusion in the net capital of LaBranche & Co. LLC.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The increase in net gain on principal transactions in our specialist and market-making segment was attributable to operations other than our cash equity businesses. This was offset by lower revenues from cash equities specialist activities as that business went through a substantial transition to the HYBRID electronic market. The NYSE Market also had significant market share losses from 72% in 2006 to 46% in 2007

Commission and other fees revenue during 2007 decreased primarily as the result of the NYSE rule change in December 2006 implementing the specialist allocation pool payment, and in September 2007, the LPP program, which was different than the commission program for specialists on certain limit order transactions that terminated in December 2006. Through August 2007, we received specialist allocation pool payments in the amount of $2.1 million per month and LPP payments in the aggregate amount of $7.4 million from September to December 2007.

Stock borrow interest increased mainly due to the increased trading opportunities for our non-cash equities specialist and market-making activities.

Other interest revenues decreased due to lower average interest rate yields earned on our investment of excess cash and regulatory capital reductions decreased the average working capital utilized.

In 2006, our aggregate gain, both realized and unrealized, with respect to the NYSE/Archipelago merger was $220.3 million. At December 31, 2007, the NYSE closing market price for NYX stock was $87.77 per share as compared to $97.20 per share at December 31, 2006 resulting in an unrealized loss of approximately $14.6 million in 2007.

Other revenue is mainly comprised of proprietary trading loss and our receipt of the quarterly dividend declared by NYSE Euronext, Inc. in December 2007 on our NYX shares.

Interest expense in our Specialist and Market-Making segment increased primarily as a result of increased inventory financing costs relating to the growth and expansion of trading activity in our options, futures and ETFs specialist and market-making operations. Inventory financing costs increased from $186.7 million in 2006 to $252.3 million in 2007. While interest expense increased to 61.1% of total segment revenues in 2007 from 30.4% in 2006, stock borrow interest income increased to 48.5% of total segment revenues in 2007 from 25.6% for 2006. Both stock borrow rebate and margin interest expense are considered as components in the overall computation of net trading revenue in the Specialist and Market-Making segment.

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

Our Specialist and Market-Making segment realized a $120.1 million gain from the exchange of 36 NYSE memberships in the NYSE/Archipelago merger (another three memberships were held by our Institutional Brokerage segment). We valued the 2.9 million shares of NYX stock received in exchange for those 36 NYSE memberships at fair value, which was deemed to be the value of the shares on the first day of trading of NYX stock, or $67.00 per share, minus a 10% valuation allowance due to the restrictions on transfer applicable to the shares. Since the consummation of the NYSE/Archipelago merger, we account for the investment in the NYX stock held by our Specialist and Market-Making segment at market value minus the valuation discount attributable to the transfer restrictions (at December 31, 2006, the discount was 7%). At December 31, 2006, the NYSE closing market price for the NYX stock was $97.20 per share as compared to $67.00 per share at the date of the NYSE/Archipelago merger. Thus, the aggregate gain, both realized and unrealized, in our Specialist and Market-Making segment with respect to the NYSE/Archipelago merger for 2006 was $220.3 million, including the dividend of $13.3 million we received in connection with our NYSE memberships prior to the NYSE/Archipelago merger.

For a discussion of operating expenses see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

(000’s omitted)	For the Years Ended December 31,			2007 vs. 2006 Percentage Change	2006 vs. 2005 Percentage Change
	2007	2006	2005
REVENUES:
Net gain on principal transactions	$678	$—	$—	100%	0.0%
Commissions and other fees	22,938	33,919	41,729	(32.4)	(18.7)
Stock borrow interest	786	493	355	59.4	38.9
Other interest	1,569	1,308	471	20.0	177.7
Net (loss) gain on investments	(1,212)	18,355	—	(106.6)	100.0
Other	86	242	118	(64.5)	105.1

Total segment revenues	24,845	54,317	42,673	(54.3)	27.3
Interest expense	917	670	311	36.9	115.4

Revenues, net of interest expense	23,928	53,647	42,362	(55.4)	26.6

Operating expenses	29,107	38,194	45,311	(23.8)	(15.7)

Pre-tax income (loss)	$(5,179)	$15,453	$(2,949)	(133.5)%	624.0%

Our Institutional Brokerage segment’s commission revenue for 2007 and in prior periods includes fees charged to customers for execution, clearance (through June 8, 2007) and direct-access floor brokerage activities.

Net (loss) gain on investments reflects the aggregated revenues generated from our investments in restricted and unrestricted NYX shares and other investments not derived specifically from institutional brokerage activities.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net gain on principal transactions are the result of trading and market making in OTC Bulletin Board and pink sheet securities that began in May 2007.

Commission revenue from our Institutional Brokerage segment decreased as a result of a continued decline in direct-access floor broker order flow and reduced trade volume from institutional brokerage customers. Interest income increased as a result of additional amounts invested in T-bills.

Stock borrow interest increased as a result of an increase in stock borrow contracts and from negative “reverse” rebates we receive for lending securities that are considered “hard to borrow.”

In 2006, our aggregate gain, both realized and unrealized, in our Institutional Brokerage segment with respect to the NYSE/Archipelago merger was $18.3 million. At December 31, 2007, the NYSE closing market price for NYX stock was $87.77 per share as compared to $97.20 per share at December 31, 2006 resulting in an unrealized loss of approximately $1.2 million for 2007.

Interest expense increased primarily as a result of stock loan rebate payable due to increased activity.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Commission revenue from our Institutional Brokerage segment decreased as a result of a continued decline in direct-access floor broker order flow and reduced trade volume from institutional brokerage customers. Interest income increased as a result of additional amounts invested in T-bills, an increase in stock borrow interest income and a general increase in interest rates. Other revenue from our Institutional Brokerage Segment remained relatively flat.

Our Institutional Brokerage segment realized a $10.0 million gain from the exchange of three NYSE memberships in the NYSE/Archipelago merger (36 memberships were held by our Specialist and Market-Making segment). We valued the 0.2 million shares of NYX stock received in exchange for those three NYSE memberships at fair value, which was deemed to be the value of the shares on the first day of trading of NYX stock, or $67.00 per share, minus a 10% valuation allowance due to the restrictions on transfer applicable to the shares. Since the consummation of the NYSE/Archipelago merger, we account for our investment in the NYX stock held by our Institutional Brokerage segment at market value minus the valuation discount attributable to the transfer restrictions (at December 31, 2006, the discount was 7%). At December 31, 2006, the NYSE closing market price for the NYX stock was $97.20 per share as compared to $67.00 per share at the date of the NYSE/Archipelago merger. Thus, our aggregate gain, both realized and unrealized, in our Institutional Brokerage segment with respect to the NYSE/Archipelago merger for 2006 was $18.3 million, including the dividend of $1.1 million we received in connection with our NYSE memberships prior to the NYSE/Archipelago merger.

For a discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

(000’s omitted)	For the Years Ended December 31,			2007 vs. 2006 Percentage Change	2006 vs. 2005 Percentage Change
	2007	2006	2005
REVENUES:
Interest	$10,586	$4,954	$3,145	113.7%	57.5%
Net (loss) gain on investments	(330)	(380)	10,811	(13.2)	(103.5)
Other	128	456	33	(71.9)	1272.7

Total segment revenues	10,384	5,030	13,989	106.4	(64.0)
Interest expense	49,743	52,977	51,726	(6.1)	2.4

Revenues, net of interest expense	(39,359)	(47,947)	(37,737)	(17.9)	(27.1)

Operating expenses	10,560	11,838	10,789	(10.8)	9.7

Pre-tax loss	$(49,919)	$(59,785)	$(48,526)	(16.5)%	(23.2)%

The portion of our revenues that is not generated from our two principal business segments consists primarily of unrealized gains or losses on our non-marketable investments and interest income from short-term investments of our excess cash.

Revenues, net of interest expense, of our Other segment is calculated after netting revenues by the interest expense related to our public debt and interest accrued on reserves.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Interest revenues increased primarily as a result of increases in interest income on our short term investments, as a result of cash balances increasing by approximately $155 million year over year due to capital transfers from subsidiaries.

Net (loss) gain on investments is the result of a decline in the market value of our non-marketable investments.

Interest expense in our Other segment, decreased to $49.7 million in 2007 from $52.9 in 2006, primarily due to scheduled debt repayments.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Interest revenue increased primarily due to higher rates on our short-term investments.

Net (loss) gain on investments decreased primarily due to the fact that we did not realize a gain in 2006 from the final installment (due to the release of an escrow) in October 2005 of $9.6 million from the sale of our investment in Lava.

Interest expense in our Other segment, increased to $52.9 million in 2006 from $51.7 in 2005, primarily due an increase in interest accrued on contingent tax reserves.

For a further discussion of operating expenses, see “Our Operating Expenses” below.

Our Operating Expenses

(000’s omitted)	For the Years Ended December 31,			2007 vs. 2006 Percentage Change	2006 vs. 2005 Percentage Change
	2007	2006	2005
EXPENSES:
Employee compensation and related benefits	$80,205	$88,370	$103,531	(9.2)%	(14.6)%
Exchange, clearing and brokerage fees	37,448	45,711	40,664	(18.1)	12.4
Lease of exchange memberships and trading license fees	2,401	4,790	3,979	(49.9)	20.4
Goodwill impairment	164,100	—	—	100.0	—
Stock list impairment	335,264	—	—	100.0	—
Other operating expenses	47,858	57,613	51,407	(16.9)	12.1

Total expenses before taxes	667,276	196,484	199,581	239.6	(1.6)

(Benefit) provision for income taxes	$(171,251)	$100,209	$13,584	270.9%	637.7%

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

While consolidated employee compensation and related benefits expense declined in 2007 compared to 2006, there were material changes within the components of employee compensation and benefits expense in each of our business segments year over year. The main cause of these changes was the decrease in salaries and related benefits in our cash equities specialist operations resulting from implementation of the HYBRID market offset by increases in incentive compensation mainly in the non-cash equities market-making businesses and for retention of key employees. Salaries and incentive compensation in our Institutional Brokerage segment declined due to fewer trading and support personnel. Employee compensation and related benefits decreased to 17.3% of total revenues, net of NYX, in 2007 from 20.4% in 2006.

Exchange, clearing and brokerage fees decreased primarily due to substantial cost savings in our cash equities specialist and institutional brokerage businesses offset by increases in our market-making and specialist activities in our non-cash equities business. Exchange, clearing and brokerage fees declined to 8.1% of total revenues, net of NYX, in 2007 from 10.6% in 2006.

Lease of exchange memberships decreased as a result of a decline in the number of trading licenses we use to trade. Lease of exchange memberships expense decreased to 0.5% of total revenues, net of NYX, in 2007 from 1.1% for the same period in 2006.

Other operating expenses decreased slightly in 2007 compared to 2006 due to a decrease in occupancy, professional fees and communication expenses in connection with our move to new space in New York and other restructuring initiatives. As a result of this restructuring, we incurred additional compensation expense and related benefits of $1.1 million in connection with severance and supplemental unemployment compensation paid compared with $3.7 million in 2006.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires entities to test goodwill for possible impairment on an annual basis, or more frequently, if certain events and circumstances exist. We tested our goodwill for impairment at June 30, 2007, as the result of a triggering event previously discussed, and at December 31, 2007, respectively, and noted impairment of this asset at the June 30, 2007 date. There was no impairment at December 31, 2007. For a more complete description of our methodology in evaluating the reasonableness of the carrying value of our goodwill, please see “Critical Accounting Estimates.”

Our expense for income taxes decreased in 2007 to a $171.3 million benefit, versus a tax expense of $100.2 million in 2006. Our effective tax rate fell to 32.8% in 2007 from 42.3% in 2006. In 2007, the effective tax rate was lower than the statutory rate due to a tax detriment that resulted from a permanent difference related to the impairment of goodwill. In 2006, the effective tax rate was lower than the statutory rate due to a tax benefit that resulted from a permanent difference related to dividends.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

While consolidated employee compensation and related benefits expense declined in 2006 compared to 2005, there were material changes within the components of employee compensation and benefits expense in each of our business segments year over year. The main cause of these changes was the decrease in incentive compensation, salaries and related benefits in connection with our specialist and market-making operations resulting from decreased profitability and declines in the number of personnel. The satisfaction and payment of a retention bonus plan liability, and the December 2005 termination of a deferred compensation plan, both related to a prior acquisition, contributed to the decline in employee compensation in 2006. Salaries and incentive compensation in our Institutional Brokerage segment declined due to a decline in trading and support personnel. Employee compensation and related benefits decreased to 20.4% of revenues, net of interest expense, in 2006 from 41.3% in 2005.

Exchange, clearing and brokerage fees increased primarily due to increased trading activity in our options, futures and ETFs specialist and market-making operations. Partially offsetting the increase was a decrease in exchange, clearing and brokerage fees at our Institutional Brokerage segment related to lower revenues from direct-access floor brokers. Exchange, clearing and brokerage fees declined to 10.6% of revenues, net of interest expense, in 2006 from 16.2% in 2005.

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

Our expense for income taxes increased in 2006 to $100.2 million, versus a tax expense of $13.6 million in 2005. Our effective tax rate rose to 42.3% in 2006 from 26.6% in 2005. In 2006, the effective tax rate was lower than the statutory rate due to a tax benefit that resulted from a permanent difference related to dividends. In 2005, the effective rate was lower than the statutory rate due to significant tax benefits recognized by a tax rate change applied to our net deferred tax liability and tax benefits recognized by a tax rate change applied to our net deferred tax liability.

Liquidity and Capital Resources

As of December 31, 2007, we had $5,343.7 million in assets, of which $506.2 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations and overnight repurchase agreements. To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of December 31, 2007, the scheduled maturities of our contractual obligations, without taking into account any available roll-over provisions, were as follows:

	Total		<1 Year	1-3 Years		3-5 Years	>5 Years
				(000’s omitted)
Short Term and Long Term Debt	$465,511	(1)	$5,700	$199,845	(1)	$—	$259,966	(1)
Operating Lease Obligations	16,075		2,055	4,966		5,257	3,797

Total	$481,586		$7,755	$204,811		$5,257	$263,763

The above information excludes $11.3 million of unrecognized tax benefits discussed in Note 7, “Income Taxes”, to our consolidated financial statements because it is not possible to estimate the time period that it might potentially be paid to tax authorities.

(1)

In January and February 2008, we purchased and cancelled $30.8 million of our outstanding 9 1/2% Senior Notes due 2009 and $50.1 million of our 11% Senior Notes due 2012 in open market transactions. Accordingly, as of March 17, 2008, following the purchases of this indebtedness, our total outstanding short and long term debt was $379.0 million, our debt with maturities of between one and three years was $169.1 million and our debt with maturities over five years was $209.9 million.

The above table includes indebtedness with primarily long-term maturities, the interest and principal payments of which have a significant effect on the cash available to finance our current and future operations. As of December 31, 2007, our most significant long-term indebtedness was the $199.8 million aggregate principal amount of our outstanding senior notes that mature in May 2009, and the $260.0 million aggregate principal amount of our outstanding senior notes that mature in May 2012. However, as noted above in the footnote under the table, as of March 17, 2008, our most significant long-term indebtedness was $169.1 million aggregate principal amount of our outstanding senior notes that mature in May 2009, and $209.9 million aggregate principal amount of our outstanding senior notes that mature in May 2012.

At December 31, 2007, our net cash capital position was $269.4 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $214.4 million.

	($ millions)
	12/31/2007	12/31/2006
Cash Capital Available:
Stockholders’ equity	$527.9	$874.7
Subordinated debt	5.7	6.4
Promissory note	—	8.0
Long term debt > 1 year	459.8	459.8
Other holding company liabilities	41.4	49.5

Total cash capital available	$1,034.8	$1,398.4

Cash Capital Required:
Regulatory capital (1)	$226.9	$337.8
Working capital	145.4	180.5
NYX unrestricted shares	183.0	—
Illiquid assets/long-term investments	196.6	723.9
Subsidiary intercompany	13.5	7.1

Total Cash Capital Required	$765.4	$1,249.3

Net Cash Capital	$269.4	$149.1

(1) In February 2008, our regulatory capital was reduced by $200 million as a result of the 75% reduction of the NLA specialist capital requirement.

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

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of December 31, 2007, we have identified the following alternative funding measures to support future debt maturity requirements:

•	Liquidation of available net invested capital at certain subsidiaries:

•	Reduction of excess capital at LaBranche & Co. LLC to only required NLA (excess NLA dividend):

•	Further reduction of NLA requirements by the NYSE and SEC: and

•

Our restricted and unrestricted NYX shares, as previously discussed, can be either sold or held as good capital as their restrictions are removed. If the shares are held as good capital, no tax charge is applied and cash can be freed from its current use as NLA capital.

Alternative Funding Measures

$ millions

Net cash capital	$269.4
Unrestricted NYX shares (2) (3)	61.8
Further reduction of NLA requirements (1)	200.0
Excess regulatory capital at subsidiaries (4)	39.5
Restricted NYX shares (2) (3)	56.8

Total cash available from alternative funding measures	$627.5

(1)	NYSE new NLA requirements, approved in February 2008 by SEC.
(2)	Computed on an after-tax basis and after a $52.0 million reduction for NYX shares used as regulatory capital.
(3)	Based on NYX price of $87.77 per share on December 31, 2007.
(4)	Subject to regulatory approval prior to distribution to the holding company.

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

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and structured within the context of two significant debt tranches with a significant spread of years between maturities (mid-term and long-term). Thus, we have strategically negotiated debt terms maturing in 2009 and 2012 for the significant debt tranches. In addition, the debt tranches have call provisions which allow pre-maturity retirements as early as 2007. The debt tranches have available maturities and calls over the six year period 2007 through 2012 to allow us maximum flexibility in satisfying the debt maturities with payments and/or sufficient time to refinance the long-term debt as required. The following chart profiles our long-term debt maturity schedule as of December 31, 2007.

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock. As of December 31, 2007, our consolidated fixed charge coverage ratio, as defined, was 1.19:1, which means we currently cannot make any “restricted payments,” other than repurchasing our outstanding senior notes and any “restricted payments” up to an aggregate of $15.0 million over the life of the indenture. Even though our fixed charge coverage ratio is below 2.00:1, we are still in compliance with all our covenants under the indenture.

In addition, under the indenture governing our outstanding senior notes, if, at any time, our cumulative “restricted payments” since May 18, 2004 generally are greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million, we will not be entitled to make a “restricted payment” at such time. As of December 31, 2007, 50% of our cumulative consolidated net income since July 1, 2004 was $89.4 million, and we had received approximately $1.4 million upon the exercise of options since July 1, 2004. As explained above, however, our “fixed charge coverage ratio” currently is below 2.00:1 and accordingly, we are unable to make restricted payments greater than the $15.0 million “basket” described above. While we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent this covenant will prevent or limit us from making restricted payments in the future.

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

As of December 31, 2007, the subordinated indebtedness of LaBranche & Co. LLC aggregated $5.7 million. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between February 2007 and June 2008 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in each of June 2004, 2005, 2006 and 2007. LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes. Our outstanding junior subordinated notes in the aggregate principal amount of $2.7 million have automatic rollover provisions, which extend their maturity for an additional year, unless we provide at least seven months advance notice of our intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto.

Below is a table providing future redemption and repayment opportunities with respect to the above-described debt pursuant to the terms thereof:

Debt	Interest Rate	Remaining Principal at 12/31/07		Maturity Date	First Call
Senior Notes due 2012	11.0%	$260.0 million	(3)	May 15, 2012	May 15, 2008 first call is at 105.50% (2)

Senior Notes due 2009	9.5%	$199.8 million	(3)	May 15, 2009	May 15, 2007 first call is at 104.75% (2)

Senior Subordinated Notes(1)	7.69%	$3.0 million		June 3, 2008	None - will be paid at maturity
Junior Subordinated Notes	10.0%	$2.7 million		Automatic Renewal	None - Requires six-month notice or mutual consent of the note holder to redeem

Total		$465.5 million	(3)

(1)	The $3.0 million must be paid in June 2008 (with interest).
(2)	The redemption premium is reduced by one-half each subsequent May 15.
(3)

In January and February 2008, we purchased and cancelled $30.8 million of our outstanding 9 1/2% Senior Notes due 2009 and $50.1 million of our 11% Senior Notes due 2012 in open market transactions. Accordingly, as of March 17, 2008, following the purchases of this indebtedness, our total remaining long-term indebtedness was reduced to $169.1 million aggregate principal amount of our outstanding senior notes that mature in May 2009 and $209.9 million aggregate principal amount of our outstanding senior notes that mature in May 2012.

On October 24, 2006, pursuant to the terms of the indenture governing the senior notes, we offered to purchase outstanding senior notes in the aggregate principal amount of up to $6.6 million. This offer expired on November 22, 2006, with $26,000 principal amount of outstanding senior notes having been tendered. Following the closing of this transaction and the closings of other previous offers to repurchase with immaterial tenders of senior notes, approximately $199.8 million aggregate principal amount of our senior notes due 2009 and approximately $260.0 million aggregate principal amount of our senior notes due 2012 remained outstanding as of December 31, 2006.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of December 31, 2007, LaBranche & Co. LLC’s net capital, as defined, was $306.8 million, which exceeded the minimum requirements by $306.4 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA, their position requirement. As of December 31, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $276.2 million, and its actual NLA, as defined, was $300.1 million. As of December 31, 2006, LaBranche & Co. LLC’s minimum required dollar amount of NLA, as defined, was $323.3 million. LaBranche & Co. LLC’s actual NLA, as defined, was $360.9 million as of December 31, 2006. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates.

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

On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital requirement for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction was effected in four quarterly installments on September 1, 2006, December 1, 2006, March 9, 2007 and June 18, 2007. After the first installment, LaBranche & Co. LLC paid to us a dividend of $49.0 million, after the second installment, LaBranche & Co. LLC paid to us a dividend of $57.0 million, after the third installment, LaBranche & Co. LLC paid to us a dividend of $44.0 million and after the fourth installment, LaBranche & Co. LLC paid to us a dividend of $90.0 million. These dividend payments were mainly comprised of the net liquid asset reductions, but also included dividends for excess regulatory capital. Likewise, the final two dividends to us of $44.0 million and $90.0 million included an aggregate $60.0 million effect of using NYX shares instead of cash as regulatory capital. On September 27, 2007, LaBranche & Co. LLC paid to us an additional dividend of $30.0 million. This dividend payment was mainly comprised of excess regulatory capital generated from operations.

In February, 2008, the SEC approved, with immediate effect, an approximate 75% reduction in the required NLA that need to be maintained by cash equity specialists to transact business on the NYSE by approximately 75%. This resulted in a reduction of our required NLA by approximately $205.0 million, of which $200.0 million has been moved to our holding company for other current or future corporate purposes. Pursuant to these NLA rules, LaBranche & Co LLC is entitled to use unrestricted shares of NYX stock as NLA, instead of cash for regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of December 31, 2007 included approximately $75.0 million in NYX shares (after the risk-based haircuts). Since our $205.0 NLA reduction was implemented in February 2008, the majority of the amended NLA requirement can be met by the NYX shares held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to declare a dividend distribution of $200.0 million to us, which was paid in February and March 2008, with cash left at LaBranche & Co. LLC as a cushion over and above the NYX shares used to satisfy the continuing NLA requirement.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of December 31, 2007 and December 31, 2006, LFS’ net capital, as defined, was $16.6 million and $38.3 million, respectively, which exceeded minimum requirements by $15.6 million and $36.8 million, respectively. We reduced the net capital at LFS by $26 million in September 2007 to the current $16.6 million, due primarily to the decrease in our net capital requirement after we outsourced our clearing operations to a major Wall Street firm in June 2007.

As a clearing broker-dealer, LFS also is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of January 3, 2008, to comply with its December 31, 2007 requirement, cash and U.S. Treasury Bills in the amount of $1.6 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.2 million. As of January 3, 2007, to comply with its December 31, 2006 requirement, cash and U.S. Treasury Bills in the amount of $3.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $1.7 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2007 and December 31, 2006, LSP’s net capital, as defined, was $62.6 million and $68.2 million, respectively, which exceeded minimum requirements by $60.9 million and $67.4 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .41 to 1 and .18 to 1, respectively.

LSPS, as a specialist and member of the NYSE through October 31, 2007, was subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2006, LSPS’ net capital, as defined, was $20.2 million which exceeded the minimum requirements by $20.0 million. LSPS’ aggregate indebtedness to net capital ratio at that date was .12 to 1. On October 31, 2007, LSPS withdrew its registration as a broker-dealer and as an NYSE member firm and is no longer subject to the provisions of SEC Rule 15c3-1. LSPS is in the process of implementing a plan of liquidation and redistributing the remaining working capital to our other LSH market-making entities.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2007 and December 31, 2006, LSPD’s net capital, as defined, at both dates was $3.0 million which exceeded its minimum requirement by $3.0 million at both of those dates. LSPD’s aggregate indebtedness to net capital ratio on those dates was .01 to 1 and .02 to 1, respectively.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and NLA, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the AMEX and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, even as amended, LaBranche & Co. LLC’s NLA requirement limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes.

As of December 31, 2007, we had a tax receivable of $11.8 million which mainly relates to a Federal NOL carryback claim for 2007. The 2006 tax receivable of $5.4 million included a pending tax assessment of $2.6 million as of December 31, 2006.

Our “Other liabilities” of $12.6 million reflected on the accompanying 2007 consolidated statement of financial condition are comprised of legal and tax contingencies pursuant to SFAS 5 and FIN 48. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

We currently anticipate that we will be able to meet our working capital, regulatory capital and capital expenditure requirements through at least the next twelve months.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing. The following table sets forth the credit ratings on our registered outstanding senior notes as of December 31, 2007:

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

Cash Flows

Our cash flows are related primarily to our specialist and market-making trading activities, changes in regulatory working capital and our financing activities related to the expansion of our business.

Year Ended December 31, 2007—Our cash and cash equivalents decreased $52.7 million to $504.7 million at the end of 2007. The decrease was primarily the result of the combined effects of $2.1 million of positive cash flow from earnings, a $60.3 million net increase in working capital applied to broker/dealer receivables and payables and investments, a $35.0 million decrease in securities purchased under an agreement to resell offset by an aggregate $2.8 million decrease of net other liabilities over other assets, $2.3 million of proceeds from the sale of a business unit, a $3.5 million expenditure for capital assets and a $25.3 million repayment of a debt.

Year Ended December 31, 2006—Our cash and cash equivalents increased $130.1 million to $557.4 million at the end of 2006. The increase was primarily the result of the combined effects of $32.1 million of positive cash flow from earnings, a $104.0 million net decrease in working capital applied to broker/dealer receivables and payables and investments, a $44.0 million decrease in securities purchased under an agreement to resell offset by an aggregate $29.2 million decrease of net other liabilities over other assets, a $17.7 million expenditure for capital assets and a $3.0 million repayment of a subordinated debt.

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

Our Cash Equities Specialist Compliance Risk Management Process

Because our cash equities specialist activities on the NYSE expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the HYBRID market helps us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a risk management process at our LaBranche & Co. LLC subsidiary that is designed to balance our ability to profit from our specialist activities with our exposure to potential losses and compliance risk. This risk management process includes participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains, specialists and chief risk officer. These parties’ roles are as follows:

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

Floor Management Committee. Our NYSE floor management committee is currently composed of one senior floor manager, six post managers, one wheel manager and one floor administrative personnel manager. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our specialist stocks. In determining these procedures and guidelines, the floor management committee considers the recommendations of the floor captains. The post managers generally meet with their respective floor captains on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for particular specialist stocks. The wheel managers ensure that the floor is adequately staffed at all times. In addition, post managers, wheel managers and floor captains are always available on the trading floor to review and assist with any unusual trading situations reported by a floor captain, and the swat-team manager is available to assess and provide assistance on break-out, or intense trading situations. Our floor management committee reports to our executive operating committee about each of these trading situations as they occur. Our floor management committee also trains other specialists and trading assistants on a regular basis on new rules and/or interpretations from the NYSE with respect to our specialist obligations and guidelines, with the assistance of our compliance department.

Floor Captains. We currently employ four floor captains who monitor the activities of our cash equities specialists throughout the trading day from various positions at our trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist our specialists in determining when to deviate from procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from these procedures and guidelines to their respective post managers. Floor captains meet with each specialist at least once a week to evaluate each specialist’s adherence to our risk management procedures and trading guidelines, as well as to review compliance reports generated by the compliance department in monitoring and reviewing specialist trading activities. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

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

We believe that enhancements we have made to our compliance procedures and guidelines, and on a continuous basis as circumstances warrant, have continued to improve our risk management process.

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

Our Options, Futures and ETFs Specialist and Market-Making Risk Management Process

As specialists in options, ETFs and futures in our LSH group of entities, we have a responsibility to maintain a fair and orderly market, and trade securities as principal out of both obligation and inclination. Our options, ETFs, futures, U.S. Government obligations and foreign currency specialist trading exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets.

Additionally, as a market-maker in options, ETFs and futures through our LSH Group of entities, we also trade as principal. In our market-making function, we bring immediacy and liquidity to the markets when we participate. Our market-making activities expose us to certain risks, including, but not limited to, price fluctuations and volatility.

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

Our traders purchase and sell futures, options, the stocks underlying certain ETF and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs specialist and market making activities are responsible for monitoring these risks. These managers utilize a third-party software application to monitor specialist and market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue to senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Our options, futures and ETFs trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, which reduces potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our specialist and market-making portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2007	$27,818	$(4,107)	$0	$6,292	$(7,207)
June 30, 2007	$43,000	$16,000	$0	$8,000	$29,000
September 30, 2007	$(10,225)	$902	$0	$1,836	$13,562
December 31, 2007	$(5,193)	$(443)	$0	$3,903	$12,259

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

Foreign Currency Risk & Interest Rate Risk

In connection with the trading of U.S.-registered shares of foreign issuers in connection with our cash equities specialist operations, we are exposed to varying degrees of foreign currency risk. The pricing of these securities is based on the value of the ordinary securities as denominated in their local currencies. Thus, a change in a foreign currency exchange rate relative to the U.S. dollar will result in a change in the value of U.S.-registered shares in which we are the specialist.

Our specialist and market-makers trade international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency exchange rates. We, therefore, hold various foreign currencies in order to lessen the risks posed by changing foreign currency exchange rates. In addition, LSP trades derivatives denominated in foreign currencies, which creates exposure to foreign currency risk.

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

(000’s omitted)	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2007	$20	$7	$(7)	$(20)
June 30, 2007	$(10,140)	$(3,380)	$3,380	$10,140
September 30, 2007	$(2,380)	$(793)	$793	$2,380
December 31, 2007	$(1,930)	$(643)	$643	$1,930

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

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of December 31, 2007, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business.

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

Since June 8, 2007 our customer margin transactions have been executed through a major Wall Street clearing firm. These customer margin transactions are financed by the clearing firm based on our instructions. We are liable to the clearing firm for any losses incurred by the clearing firm in connection with our customers’ margin transactions.

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

Operational and Technology Risk

Operational risk relates to the risk of loss from external events, and from failures in internal processes or information systems. In each of our business segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE and other exchanges, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE cash equities specialist operations constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems affords management instant access to specific trading information at any time during the trading day, including:

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

We have developed and implemented a business continuity plan, which includes a comprehensive disaster recovery plan. We have a back-up disaster recovery center in New York, outside of Manhattan as well as redundant trading facilities in London, England and Hong Kong.

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

Supplementary Financial Information

Selected Quarterly Financial Data (unaudited)

The following represents the Company’s unaudited quarterly results for fiscal 2007 and fiscal 2006. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results and which are of a normal recurring nature. Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results reported in “—Financial Statements” under this item.

(000’s omitted, except per share data)	2007 Fiscal Quarter
	First	Second	Third	Fourth
Total revenues, net of interest expense	$37,881	$(1,182)	$41,716	$67,135
Total operating expenses	46,875	549,304	34,810	36,287

(Loss) income before provision for income taxes	(8,994)	(550,486)	6,906	30,848

(Benefit ) provision for income taxes	(3,439)	(181,542)	903	12,827

Net (loss) income applicable to common stockholders	$(5,555)	$(368,944)	$6,003	$18,021

Earnings per share:
Basic	$(0.09)	$(6.00)	$0.10	$0.29
Diluted	(0.09)	(6.00)	0.10	0.29

(000’s omitted, except per share data)	2006 Fiscal Quarter
	First	Second	Third	Fourth
Total revenues, net of interest expense	$256,483	$(2,732)	$61,181	$118,564
Total operating expenses	58,672	36,878	47,420	53,510

Income (loss) before provision for income taxes	197,811	(39,610)	13,761	65,054

Provision (benefit) for income taxes	85,522	(17,222)	5,924	25,984

Net income (loss) applicable to common stockholders	$112,289	$(22,388)	$7,837	$39,070

Earnings per share:
Basic	$1.85	$(0.37)	$0.13	$0.64
Diluted	1.83	(0.37)	0.13	0.63

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our auditors on accounting and financial disclosure matters during the last two fiscal years.

Item 9A. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in a separate section beginning on F-1 of this Annual Report on Form 10-K.

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the captions “Directors and Executive Officers,” “Section 16A Beneficial Reporting Compliance” and “Corporate Governance” in our 2008 Proxy Statement is incorporated herein by reference. Information relating to the availability of our Code of Conduct that applies to our senior financial officers is included on page 3 of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive and Director Compensation” in the 2008 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in the 2008 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2008 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “—Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the 2008 Proxy Statement is incorporated herein by reference.

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

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

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

(3)	Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Plan of Incorporation of LaBranche & Co. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

2.2	Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

3.1	Amended and Restated Certificate of Incorporation of LaBranche & Co Inc. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

3.2	Amended and Restated Bylaws of LaBranche & Co Inc. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

4.1	Specimen Stock Certificate. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

4.2	Indenture, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Firstar Bank, N.A., as trustee, relating to the 9 1 /2% Senior Notes due 2004. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

4.3	Form of 9 1/2% Senior Notes due 2004 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.2). (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

4.4	Registration Rights Agreement, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Salomon Smith Barney Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

4.5	Indenture, dated as of March 2, 2000, by and among LaBranche & Co., as issuer, and Firstar Bank, N.A., as trustee, relating to the 12% Senior Subordinated Notes due 2007. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2000.)

4.6	Form of 12% Senior Subordinated Notes due 2007 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.5).

4.7	Registration Rights Agreement, dated as of March 2, 2000, by and among LaBranche & Co Inc., as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2000.)

4.8	Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated August 24, 1999, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 91/2% Senior Notes due 2004. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.9	Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated March 2, 2000, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2007. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.10	Indenture, dated as of May 18, 2004, by and among LaBranche & Co Inc., as issuer, and U.S. Bank National Association, as trustee, relating to the 91/2% Senior Notes due 2009 and the 11% Senior Notes due 2012. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.11	Form of 9 1/2% Senior Note due 2009 and 11% Senior Note due 2012 (included as Exhibit A to the Indenture filed as Exhibit 4.10). (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.12	Registration Rights Agreement, dated as of May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

10.1	LaBranche & Co Inc. Amended and Restated Annual Incentive Plan. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 1, 2007.)

10.2	Form of Employment Letter between LaBranche & Co Inc. and its executive officers. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.3	Form of Agreement Relating to Noncompetition and Other Covenants. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.4	Form of Pledge Agreement. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.5	Stockholders' Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.6	LaBranche & Co. Note Purchase Agreement, dated June 3, 1998, relating to the issuance of $15,000,000 aggregate principal amount of 7.69% Subordinated Notes. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.7	Amendment to Note Purchase Agreements, dated as of August 23, 1999, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes and $15,000,000 aggregate principal amount of 7.69% Subordinated Notes. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

10.8	Form of Subordinated Note. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.9	Form of Indemnification Agreement. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.10	Agreement and Plan of Merger, dated as of January 18, 2001, by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.)

10.11	Amendment No. 1, dated as of February 15, 2001, to Agreement and Plan of Merger by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.)

10.12	Amended and Restated LaBranche & Co Inc. Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (Registration No. 333-102607), effective January 21, 2003.)

10.13	LaBranche & Co Inc. Amended and Restated Senior Executive Bonus Plan. (Incorporated by Reference to our Current Report on Form 8-K, filed on May 18, 2006.)

10.14	Purchase Agreement, dated May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser, relating to the issuance of $200,000,000 9 1/2% Senior Notes due 2009 and $260,000,000 11% Senior Notes due 2012. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-118248), as amended, effective September 9, 2004.)

10.15	Form of Restricted Stock Unit Agreement. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 16, 2005.)

10.16	Agreement of Lease between Broad Financial Center LLC and LaBranche & Co Inc., dated May 26, 2006. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 1, 2007.)

10.17	Form of Change in Control Agreement, dated September 18, 2007, between the Company and each of Jeffrey A. McCutcheon and Stephen H. Gray. (Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 8, 2007.)

12	Statement re computation of ratios of earnings to fixed charges.

21	List of Subsidiaries.

23	Consent of KPMG LLP.

24	Power of Attorney (included on signature page of this report)

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2008	LaBRANCHE & CO INC.

	By:	/s/ George M.L. LaBranche, IV
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

Signature	Title	Date

/s/ George M.L. LaBranche, IV George M.L. LaBranche, IV	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 17, 2008

/s/ Jeffrey A. McCutcheon Jeffrey A. McCutcheon	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

s/ Katherine Elizabeth Dietze Katherine Elizabeth Dietze	Director	March 17, 2008

s/ Donald E. Kiernan Donald E. Kiernan	Director	March 17, 2008

/s/ Stuart M. Robbins Stuart M. Robbins	Director	March 17, 2008

/s/ Robert E. Torray Robert E. Torray	Director	March 17, 2008

/s/ Alfred O. Hayward, Jr. Alfred O. Hayward, Jr.	Executive Vice President and Director; Chief Executive Officer of LaBranche & Co. LLC	March 17, 2008

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

As of the end of the Company’s 2007 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, appearing on page F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBranche & Co Inc.:

We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBranche & Co Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), LaBranche & Co Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York

March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBranche & Co Inc.:

We have audited LaBranche & Co Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). LaBranche & Co Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, LaBranche & Co Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of LaBranche & Co Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 17, 2008

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's omitted, except share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$504,654	$557,352
Cash and securities segregated under federal regulations	1,573	7,413
Securities purchased under agreements to resell	—	35,000
Receivable from brokers, dealers and clearing organizations	343,729	87,183
Receivable from customers	—	2,859
Financial instruments owned, at fair value	4,276,540	3,998,571
Commissions and other fees receivable	23	3,601
Exchange memberships owned, at adjusted cost (market value of $7,790 and $4,411 respectively)	1,315	1,314
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $10,990 and $13,950, respectively	17,652	18,069
Intangible assets, net of accumulated amortization:
Specialist stock lists, less accumulated amortization of $65,738 at December 31, 2006	—	340,452
Trade name	25,011	25,011
Goodwill	84,218	250,569
Deferred tax assets	45,145	22,713
Income tax receivable	11,802	5,449
Other assets	32,074	19,333

Total assets	$5,343,736	$5,374,889

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$104,759	$123,346
Payable to customers	93	4,816
Financial instruments sold, but not yet purchased, at fair value	4,062,995	3,568,363
Accrued compensation	16,729	12,027
Accounts payable and other accrued expenses	36,980	29,220
Other liabilities	12,583	15,175
Deferred tax liabilities	116,169	256,394
Short term debt	5,700	24,635
Long term debt	459,811	459,811
Subordinated indebtedness	—	6,395

Total liabilities	4,815,819	4,500,182

Common stock, $.01 par value, 200,000,000 shares authorized; 61,490,638 and 60,733,889 shares issued and outstanding at December 31, 2007 and 2006, respectively	615	607
Additional paid-in capital	699,099	694,434
Accumulated other comprehensive loss	(989)	—
Retained (deficit) earnings	(170,808)	179,666

Total stockholders’ equity	527,917	874,707

Total liabilities and stockholders’ equity	$5,343,736	$5,374,889

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(000's omitted, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
REVENUES:
Net gain on principal transactions	$184,999	$180,850	$194,432
Commissions and other fees	46,940	69,814	84,018
Net (loss) gain on investments	(16,866)	238,680	11,029
Stock borrow interest	201,387	158,081	33,395
Other interest	28,673	26,096	17,260
Other	3,590	473	56

Total revenues	448,723	673,994	340,190
Interest expense	303,172	240,497	89,504

Total revenues, net of interest expense	145,551	433,497	250,686

EXPENSES:
Employee compensation and related benefits	80,205	88,370	103,531
Exchange, clearing and brokerage fees	37,448	45,711	40,664
Lease of exchange memberships and trading license fees	2,401	4,790	3,979
Depreciation and amortization	9,166	12,674	12,093
Legal and professional fees	8,036	9,595	11,357
Communications	11,353	9,701	9,114
Occupancy	6,792	7,925	5,155
Goodwill impairment	164,100	—	—
Stock list impairment	335,264	—	—
Restructuring Costs	1,083	3,672	—
Other	11,428	14,046	13,688

Total expenses	667,276	196,484	199,581

(Loss) income before (benefit) provision for income taxes	(521,725)	237,013	51,105

(BENEFIT) PROVISION FOR INCOME TAXES	(171,251)	100,209	13,584

Net (loss) income	$(350,474)	$136,804	$37,521

Weighted-average common shares outstanding:
Basic	61,426	60,723	60,617
Diluted	61,426	61,565	61,059
(Loss) earnings per share:
Basic	$(5.71)	$2.25	$0.62
Diluted	$(5.71)	$2.22	$0.61

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(000’s omitted)

	Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares	Amount
BALANCE, December 31, 2004	60,532	$605	$687,040	$5,341	—	$692,986

Net income	—	—	—	37,521	—	37,521
Issuance of restricted stock, shares for option exercises and related compensation	92	1	2,948	—	—	2,949

BALANCE, December 31, 2005	60,624	$606	$689,988	$42,862	—	733,456

Net income	—	—	—	136,804	—	136,804
Issuance of restricted stock, shares for option exercises and related compensation, including excess tax benefit of $61 thousand	110	1	4,446	—	—	4,447

BALANCE, December 31, 2006	60,734	$607	$694,434	$179,666	—	874,707

Net (loss)	—	—	—	(350,474)	—	(350,474)

Other comprehensive income:
Cumulative translation adjustment	—	—	—	—	(989)	(989)

Comprehensive income						(351,463)

Issuance of restricted stock, shares for option exercises and related compensation, including excess tax benefit of $99 thousand	757	8	4,665	—	—	4,673

BALANCE, December 31, 2007	61,491	$615	$699,099	$(170,808)	(989)	527,917

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000's omitted)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(350,474)	$136,804	$37,521
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,166	12,674	12,093
Amortization of debt issuance costs and bond discount	2,023	1,928	1,753
Stock-based compensation expense	4,673	4,447	2,949
Deferred tax (benefit) expense	(162,657)	97,961	21,932
Goodwill impairment	164,100	—	—
Stock list impairment	335,264	—	—
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	5,840	(859)	6,957
Securities purchased under agreements to resell	35,000	44,000	8,000
Receivable from brokers, dealers and clearing organizations	(256,546)	509,613	(438,375)
Receivable from customers	2,859	800	6,896
Financial instruments owned, at fair value	(277,969)	(2,129,196)	(1,240,288)
Commissions and other fees receivable	3,578	736	1,091
Income tax receivable	(6,353)	—	—
Other assets	(15,756)	(16,070)	1,312
Payable to brokers and dealers	(18,587)	105,535	(102,623)
Payable to customers	(4,723)	(42)	1,028
Financial instruments sold, but not yet purchased, at fair value	494,632	1,392,389	1,675,581
Accrued compensation	4,702	(10,695)	(15,473)
Accounts payable and other accrued expenses	7,760	8,087	2,888
Other liabilities	(2,592)	3,316	(651)
Tax benefit from vesting of stock based compensation	(99)	(61)	—
Income taxes payable	—	(10,513)	8,842

Net cash (used in) provided by operating activities	(26,159)	150,854	(8,567)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(3,560)	(17,672)	(953)
Payments for purchases of exchange memberships	(1)	(150)	(332)
Proceeds from sale of business unit	2,250	—	—

Net cash used in investing activities	(1,311)	(17,822)	(1,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of subordinated debt	(6,395)	(3,025)	(6,954)
Principal payments of short term debt	(18,943)	—	—
Tax benefit from vesting of stock based compensation	99	61	—
Repayment of minority interest	—	—	(356)

Net cash used in financing activities	(25,239)	(2,964)	(7,310)

Effect of exchange rate changes on cash and cash equivalents	11	—	—
(Decrease) increase in cash and cash equivalents	(52,698)	130,068	(17,162)
CASH AND CASH EQUIVALENTS, beginning of year	557,352	427,284	444,446

CASH AND CASH EQUIVALENTS, end of year	$504,654	$557,352	$427,284

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Interest	$306,600	$237,633	$63,533
Income taxes	$2,650	$15,824	$525

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

The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, LLC, a New York limited liability company (“LFS”), LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC and LFS, the 100% stockholder of LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), and LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD” and collectively with the Holding Company, LaBranche & Co. LLC, LFS, LSHI, LABDR, BV, LSP, LSPS, LSPE and LSPH, the “Company”).

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”) and, until July 9, 2007, in equity securities listed on the American Stock Exchange (“AMEX”). In June 2007, LaBranche & Co. LLC agreed to sell its cash equity securities specialist business in the AMEX. The final transfer of the related securities was made on July 9, 2007. LFS is a registered broker-dealer and a member of the NYSE and other exchanges and primarily provides securities execution and brokerage services to institutional investors. LFS also provides direct-access floor brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS operated as a specialist in ETFs traded on the NYSE until September 12, 2007, when the last of its specialist ETFs de-listed from the NYSE, and on October 31, 2007, LSPS withdrew its registration as a broker-dealer and member-firm on the NYSE. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong. LSPD is a Financial Industry Regulatory Authority (“FINRA”) member firm that was acquired by LSH in April 2006 and is in the process of obtaining approval from the FINRA to become an institutional execution firm in derivative and structured products and intends to become a market-maker in securities quoted on the NASDAQ system. LABDR provided disaster recovery services and back-up facilities to other Holding Company subsidiaries until June 8, 2007, when the Company centralized its disaster recovery efforts in the Holding Company. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain of the Company's December 31, 2005 consolidated statement of operations balances have been reclassified to conform to the presentation in the current periods. Interest expense (including margin interest expense) was netted against interest income to determine net revenues. In addition, a new caption, “Net (loss) gain on investments,” was added in 2006 principally to combine the gains from investments of the Company's restricted and unrestricted shares of NYSE Euronext, Inc. common stock (the “NYX shares”) and gains or losses from other investments not derived from specialist and market-making activities.

At December 31, 2006, certain non-trading investment assets were reclassified on the consolidated statement of financial condition from “other assets” to “financial instruments owned, at fair value” to conform to the presentation in the current period.

None of the above reclassifications affected previously reported net income (loss) before provision for income taxes, net income (loss) or stockholders' equity.

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

Securities Transactions

Principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions are recorded on a settlement date basis and the related revenues and expenses are recorded on a trade date basis. Receivables from, and payables to, customers represent amounts due from or to customers of the Company in connection with cash and margin securities transactions. The value of certain receivables collateralized by customers’ securities held by the Company and by other broker-dealers for delivery to the Company, is not reflected in the accompanying consolidated financial statements. Corporate equities, options, ETFs, futures and other securities owned, and securities sold, but not yet purchased, are reflected at market value and unrealized gains and losses are presented as a component of “Net gain on principal transactions.” U.S. Government obligations, which are reported under “Financial instruments owned, at fair value” are reflected at market value. Interest income related to U.S. Government obligations is included in “Revenues—Other Interest.” Dividend income and expense and Securities and Exchange Commission ("SEC") fees, as well as gains and losses from the trading of foreign currencies, are also presented as a component of “Net gain on principal transactions.” Dividend income and expense are recognized on the record date, which does not differ materially from the ex-date. The market value for equity securities, ETFs and futures contracts is based on the closing price posted on the primary exchange on which they are traded. The market value of exchange-traded options is based on the national best bid/offer as determined by the Company’s options clearing agents.

Investments in non-marketable securities consist of investments in equity securities of private companies, limited liability company interests and limited partnership interests, and are included as part of “Financial instruments owned, at fair value” on the consolidated statements of financial condition. These investments do not have readily available price quotations. Non-marketable investments are accounted for under the equity method, for those investments in which the Company’s voting interest is 20% to 50%, or at fair value. In determining fair value, management of the Company considers third-party transactions evidencing a change in value, the financial performance of the investee, or any specific rights associated with the investment such as conversion features. Changes in fair value are recognized if the expected realizable value of the investment differs from its carrying value. Equity method investments are also assessed for other-than-temporary impairment as considered necessary.

Included in financial instruments owned, at fair value is our ownership of 3,126,903 NYX shares, 1,042,301 shares of which are restricted until March 7, 2009. The Company has accounted for its investment in NYX stock at the estimated fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide—Brokers and Dealers in Securities (See note 11).

Collateralized Financing Transactions

Securities purchased and sold under agreements to resell and repurchase, as well as securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount plus accrued interest. It is the policy of the Company to obtain possession of collateral with market value equal to or in excess of the principal amount loaned under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when necessary. The market value of securities received for securities purchased under agreements to resell at December 31, 2007 exceeded total cash paid. None of the securities received were subsequently repledged or resold.

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

Goodwill—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is not amortized. SFAS No. 142 requires that goodwill be tested annually for impairment (or more frequently when events or changes in circumstances indicate impairment testing may be necessary) by applying a fair value-based test. This test involves the comparison of the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its estimated fair value, there is an indication that goodwill might be impaired, which requires additional testing. This additional testing entails estimating the implied fair value of reporting unit goodwill—through the use of discounted cash flows analysis and other measures—and comparing this implied fair value of reporting unit goodwill to its carrying value. Any excess of carrying value of reporting unit goodwill over its implied fair value is recognized as an impairment loss. For the years ended December 31, 2007, 2006 and 2005, the Company recorded goodwill impairment charges of $164.1, $-0- and $-0- million, respectively (see Note 6).

Trade Name—Under SFAS No. 142, the Company’s acquired trade name is not amortized. The Company tests its trade name for impairment annually (or more frequently if events or changes in circumstances indicate that the asset might be impaired) in conjunction with its goodwill impairment assessment. If the carrying amount of the trade name exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2007, the Company’s trade name was not impaired.

Specialist Stock Lists—Acquired specialist stock lists were amortized over their respective useful lives until June 30, 2007 at which time the Company recorded an impairment charge for the unamortized balance of $335.3 million. The Company assesses its specialist stock lists for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Pursuant to SFAS No. 144, the Company evaluates its acquired stock lists for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the acquired stock lists, is recognized if the expected undiscounted cash flows relating to the acquired stock lists are less than the corresponding carrying value. In conjunction with this evaluation, the Company also reviews the reasonableness of the specialist acquired stock lists’ remaining useful lives. Any revisions to amortization periods are considered when developing the aforementioned undiscounted cash flows. For the years ended December 31, 2007, 2006 and 2005, the company recorded stock list impairment charges of $335.3, $-0- and $-0- million, respectively (See Note 6).

Exchange Memberships

In accordance with the American Institute of Certified Public Accountants’ (“AICPA”) Audit and Accounting Guide—Brokers and Dealers in Securities, exchange memberships owned by the Company are originally carried at cost or, if an other-than-temporary impairment in value has occurred, at adjusted cost, which reflects management’s estimate of fair value. In determining whether an other-than-temporary decline in value has occurred, the Company uses Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and Section M of Topic 5 of the SEC staff accounting bulletin series (“SAB No. 59”) as analogous guidance (see Note 5).

On March 7, 2006, Archipelago Holdings, Inc. (“Archipelago”) and the NYSE consummated a merger in which they combined their businesses and became wholly-owned subsidiaries of NYSE Group, Inc., a newly-created, for-profit and publicly-traded holding company (“NYSE Group”). Prior to the NYSE/Archipelago merger, the Company’s specialists conducted business on the floor of the NYSE through ownership or lease of NYSE memberships. Following the NYSE/Archipelago merger, trading licenses replaced the prior trading rights provided by the ownership or lease of an NYSE membership. In 2006, the Company participated in a “Dutch” auction for these trading licenses and successfully bid for 95 trading licenses in the Company’s Specialist and Market-Making segment. In 2007, we surrendered 53 of these trading licenses due to headcount reductions on the floor of the NYSE, and utilized 42 trading licenses at December 31, 2007 with a price of $50,000 each.

Prior to March 7, 2006 certain employees of the Company contributed the use of nine NYSE memberships to the Company. These memberships were subordinated to claims of general creditors and were carried at market value with a corresponding amount recorded as subordinated liabilities. The Company made lease payments to these employees for the use of the NYSE memberships at a rate that was commensurate with the rent paid to non-affiliated parties for the use of their NYSE memberships.

The Company leases additional memberships on the AMEX and the Chicago Board Options Exchange® (“CBOE”) from non-affiliated parties and makes lease payments to these parties at prevailing market rates. Subsequent to the NYSE merger on March 7, 2006, the Company no longer leases NYSE memberships.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). SFAS No. 109 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Uncertain tax positions are included under “Other liabilities” on the 2007 consolidated statement of financial condition.

FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN. 48 effective January 1, 2007. Please refer to Footnote 7, “Income Taxes” of our consolidated financial statements in this report for additional information and disclosure.

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

Prior to being deemed fully impaired in 2007, acquired specialist stock lists were amortized over useful lives ranging from 15 to 40 years.

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

Had the Company recognized compensation expense over the relevant service period under the fair value-based method of SFAS No. 123 with respect to stock options granted for the year ended December 31, 2005 and prior years, net income (loss) would have been reduced (or increased, where applicable), resulting in pro forma net income (loss) and earnings (loss) per share as presented below:

(000’s omitted, except per share data)	2005
Net income, as reported	$37,521
Add: Stock-based compensation expense, net of related tax effects, included in reported net income	1,542
Less: Stock-based compensation expense, net of related tax effect, determined under SFAS 123	(1,736)

Pro forma net income	37,327

Basic earnings per share, as reported	$0.62
Basic earnings per share, pro forma	$0.62
Diluted earnings per share, as reported	$0.61
Diluted earnings per share, pro forma	$0.61

The effect of applying SFAS No. 123 in the pro forma disclosure above may not be representative of the potential effect stock-based compensation would have on net income (loss) in future periods.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS No. 123(R) was adopted as of January 1, 2006, using the modified prospective method. SFAS No. 123(R) requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of SFAS No. 123(R), forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award. In the first quarter of 2006, the Company recorded a benefit for expected forfeitures on all outstanding share-based awards. The transition impact of adopting SFAS No. 123(R) as of the first day of the Company’s 2006 fiscal year, including the effect of accruing for expected forfeitures on outstanding share-based awards, was not material to the Company’s financial condition, results of operations, earnings per share or cash flows for the twelve months ended December 31, 2006 (see Note 13).

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application permitted and encouraged. SFAS 157 must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 157 will have on its consolidated financial statements.

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “Accounting for Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company currently report the majority of our financial assets and liabilities at fair value in compliance with industry guidelines for brokers and dealers in securities. The Company has a significant investment in intangibles and goodwill as well as public debt which is not accounted for at fair value. The Company currently is evaluating the potential impact that the adoption of SFAS 159 will have on its financial statements. However, it is unlikely the Company will elect mark to market the value of the public debt pursuant to SFAS 159.

Derivative Instruments and Hedging Activities

In April 2007, the FASB issued a Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with the Company’s current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The Company does not believe that the adoption of FSP FIN No. 39-1 will have a material impact on its consolidated financial statements.

3.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The balances presented as receivable from and payable to brokers, dealers and clearing organizations consist of the following:

(000’s omitted)	December 31,
	2007	2006
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	$3,709	$31,429
Receivable from clearing brokers and clearing organizations	328,538	42,945
Securities failed to deliver	256	2,926
Other receivables from brokers and dealers	11,226	9,883

	$343,729	$87,183

Payable to brokers, dealers and clearing organizations:

Securities failed to receive	302	9,668
Payables to clearing brokers and clearing organizations	94,468	101,840
Other payables to brokers and dealers	9,989	11,838

	$104,759	$123,346

The Company monitors the market value of securities borrowed on a daily basis, with additional collateral obtained if necessary.

4.	NON-MARKETABLE SECURITIES

During 2007 and 2006, the Company recognized a (loss) and gain of approximately $0.6 million and $0.1 million, respectively, related to its non-marketable investments. At December 31, 2007 and 2006, non-marketable securities totaling $11.8 million and $7.3 million, respectively, are included in “Financial instruments owned, at fair value” on the consolidated statements of financial condition.

5.	EXCHANGE MEMBERSHIPS

Prior to the closing of the NYSE/Archipelago merger, the Company participated in a “Dutch” auction in 2006 for trading licenses, successfully bidding for 95 trading licenses at an annual price of $49,290 each, the minimum bid accepted by the NYSE. The licenses became effective for trading on the NYSE on March 8, 2006. In 2007, the NYSE Euronext did not require a “Dutch” auction and moved to a fixed pricing methodology in determining the value of the licenses. In January 2007, the Company had surrendered 53 of these licenses and, therefore, carried 42 trading licenses as of December 31, 2007. The Company also owns five NYBOT, two

CBOE and one AMEX, one CME and one BSE seats which have an approximate fair market value of $7.8 million and $4.4 million in 2007 and 2006, respectively. The costs of the trading licenses for 2007 was approximately $2.4 million for 2007 and are included in lease of exchange memberships and trading license fees in the Company’s consolidated statement of operations.

6.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

In June 2007, the Company recognized impairment charges of $164.1 million and $335.3 million for goodwill and specialist stock listing rights, respectively. Although the Company’s annual goodwill and intangibles impairment testing date is December 31, SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill be tested for impairment between annual tests if an event or change in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. During 2007, certain changes in circumstances led management of the Company to believe that the fair value of the Company’s Specialist and Market-Making reporting unit could be lower than its carrying amount. The primary factor triggering management’s decision to reassess the reasonableness of the carrying value of goodwill and stock listing rights was the Company’s sale of its AMEX equities specialist operations for less than their carrying value.

Prior to June 30, 2007, the Company had amortized its identifiable intangible stock listing rights over their estimated useful lives in accordance with SFAS No. 142 and tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable in accordance with SFAS No. 144. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. At June 30, 2007, as a result of the Company’s sale of its AMEX equities specialist operations for less than its carrying value, the Company performed an undiscounted cash flow analysis of forecasted earnings from its acquired specialist stock lists. Due to a significant decrease in 2007 revenues as a result of the NYSE’s HYBRID market implementation, the after tax cash flows from the Company’s acquired specialist stock lists did not exceed the mandatory charge for contributory assets, the largest being the approximately $300 million NLA requirement. The $335.3 million impairment charge represents a total impairment of the Company’s acquired specialist stock lists due to a negative cash flow under the contributory asset model used for testing. As a result of this impairment charge, no further amortization of the Company’s acquired specialist stock listing rights will occur.

In testing for goodwill impairment, management determined the fair value of the Company’s equity first by comparing the fair value of the Company’s Specialist and Market-Making reporting unit to its carrying value. The primary methods used to estimate the fair value of the Company’s equity during 2007 included the use of an independent appraisal, various cash flow estimates and related discount rate assumptions, as well as the market capitalization of the Company. In its discounted cash flow analysis, the Company used certain estimates and assumptions to make financial projections, which incorporated the annualized operating results for the six months ended June 30, 2007 as the base year. The operating results and cash flows for the annualized 2007 period took into account the aforementioned lower revenues. Based on these trends, the Company’s earnings forecast for the testing period were revised. Since the result of this first comparison resulted in a deficit of the Specialist and Market-Making reporting unit’s carrying value over its fair value, the Company then estimated the implied fair value of goodwill of its Specialist and Market-Making reporting unit and compared it to its carrying value. Implied fair value of goodwill was determined by valuing all Specialist and Market-Making reporting unit assets and liabilities pursuant to the purchase accounting guidelines prescribed by SFAS No. 141, “Business Combinations.” The $164.1 million impairment charge represents the excess of Specialist and Market-Making reporting unit goodwill carrying value over its implied fair value.

In accordance with SFAS 142, the Company tested its goodwill for impairment as of December 31, 2007, its annual impairment test date. It was determined that the fair value of the implied goodwill exceeded its carrying value as of December 31, 2007 and was therefore not impaired.

7.	INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). SFAS No. 109 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, not readily marketable, stock-based compensation, other compensation accruals, amortization periods of certain intangible assets and differences between the financial statement and tax bases of assets acquired.

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below:

(000’s omitted)	For the Years Ended December 31,
	2007	2006	2005
Current income taxes:
Federal	$(8,989)	$1,781	$(8,020)
Foreign, state and local	395	467	(328)

Total current	(8,594)	2,248	(8,348)

Deferred income taxes:
Federal	(109,714)	77,828	21,073
Foreign, state and local	(52,943)	20,133	859

Total deferred	(162,657)	97,961	21,932

Total (benefit) provision for income taxes	$(171,251)	$100,209	$13,584

During 2007, the Company reduced its income tax accrual rate from 43.5% to 40.0% due to a reduction in the state income tax rate and a change in its state income tax apportionment factor. The Company’s effective tax rate for the 2007 year was 32.8%. This reflects a reduction of the Company’s effective tax rate mainly for the non-deductible goodwill impairment charges. The Company expects its accrual rate to remain at 40%.

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

During 2007, the Company released $2.8 million of unrecognized tax benefits related to the amortization of certain intangible assets, due to the lapse of the statute of limitations. All Federal and New York City filings for 2003 and prior are due to expire no later than March 31, 2009. All New York State filings for 2002 and prior are due to expire no later than April 30, 2008. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Of the total unrecognized tax benefits, the entire balance could have an effect on the effective tax rate.

Unrecognized tax benefits, including interest, net of taxes, of $1.1 million, at December 31, 2007 were as follows (000’s omitted):

Balance as of January 1, 2007	$13,721
Increases current period tax positions	905
Decreases current period tax positions	(564)
Increases – interest	26
Decreases – expiration of statute	(2,800)

Balance as of December 31, 2007	$11,288

The unrecognized tax benefits shown above are net of the federal benefit for state tax expense in the amount of $1.7 million. In the next twelve months we anticipate that $1.4 million of the unrecognized tax benefits will be released due to the lapse of the statute of limitations.

Open tax years by jurisdiction and their current statute of limitations expiration dates are as follows:

	Federal	NYS	NYC
2000	—	4/30/08	—
2001	—	4/30/08	—
2002		4/30/08	3/31/09
2003		5/31/08	3/31/09
2004	3/18/08	9/15/08	3/31/09
2005	8/29/09	8/29/09	8/29/09
2006	9/12/10	9/11/10	9/11/10

The significant changes in deferred tax assets and liabilities mainly are a result of the specialist stock listing rights and goodwill impairment charges reported for the year ended December 31, 2007 and the decrease in the fair value of the Company’s NYX shares. Deferred tax assets and liabilities were as follows (000’s omitted):

	December 31, 2007	December 31, 2006
DEFERRED TAX ASSETS:
Compensation related	$2,148	$3,482
Intangibles and related goodwill	29,805	2,056
Financial instruments, valuation allowance	4,615	10,210
NOL carry-forward	5,850	4,169
Other	2,727	2,796

	$45,145	$22,713

DEFERRED TAX LIABLITIES:
Financial instruments	102,675	$125,004
Intangibles	—	117,858
Trademark	4,410	4,024
Depreciation	1,385	1,527
Dividend income	3,684	1,761
Other	4,015	6,220

	$116,169	$256,394

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

The Company's effective tax rate differs from the U.S. Federal statutory income tax rate of 35.0% as set forth below:

	For the Years Ended December 31,
	2007	2006	2005
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes related to:
State and local taxes	8.8	8.5	8.5
Nondeductible acquisition goodwill and related impairment	(31.6)	—	—
Purchase accounting deferred tax liability impairment	19.6	—	—
Nondeductible penalty expense	.2	.2	—
Dividend received deduction	(.1)	(1.7)	—
Tax rate change and law change	.9	—	(15.3)
Tax reserve Increase	.3	—	—
Capital tax	(.1)	.2	1.9
Other	(.2)	.1	(3.5)

Effective tax rate	32.8%	42.3%	26.6%

8.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE and AMEX, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE and AMEX. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of December 31, 2007 and December 31, 2006, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $306.8 million and $365.5 million, respectively, which exceeded the minimum requirements by $306.4 million and $364.3 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .02 to 1 and .05 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA, their position requirement. As of December 31, 2007 LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $276.2 million and its actual NLA, as defined, were $300.1 million. As of December 31, 2006, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined was $323.3 million, and LaBranche & Co. LLC’s actual NLA, as defined were $360.9 million. As of December 31, 2007 and December 31, 2006, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of each of those dates. On July 25, 2006, the SEC approved a reduction of the minimum dollar regulatory capital for a specialist in cash equities and increased the requirement for a specialist in ETFs. This reduction was effected in four quarterly installments in September and December 2006 and March and June 2007. After each 2007 installment, LaBranche & Co. LLC paid a dividend to the Holding Company in the amount of $44.0 million on March 9, 2007 and $90 million on June 18, 2007. Pursuant to these rules, LaBranche & Co. LLC is entitled to use its unrestricted NYX shares as net liquid assets, or “good” regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of December 31, 2007 included approximately $74.7 million in NYX shares (after the risk-based haircuts). Likewise, the final two dividends to the Holding Company of $44.0 million and $90.0 million included an aggregate $60.0 million effect of using NYX shares as “good” regulatory capital rather than cash. On September 27, 2007 LaBranche & Co. LLC paid to the Holding Company a dividend of $30.0 million. This dividend payment was mainly comprised of excess regulatory capital generated from operations.

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $1.0 million for each one tenth of one percent (.1%) of the aggregate NYSE transaction dollar volume in a cash equities specialist organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. The second component is calculated either by multiplying the average haircuts on a specialist organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other specialists’ respective percentages of overall NYSE transaction dollar volume. In February 2008, the SEC approved, with immediate effect, a reduction in the required NLA that need to be maintained by cash equities specialists to transact business on the NYSE by approximately 75%. This resulted in a reduction of LaBranche & Co. LLC’s required NLA by approximately $205.0 million, of which $200.0 million which is in the process of being moved to the Holding Company for use in other current or future corporate purposes. Pursuant to these NLA rules, LaBranche & Co. LLC is entitled to use its unrestricted NYX shares as net liquid assets, instead of cash for regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of December 31, 2007 included approximately $75.0 million in NYX shares (after the risk-based haircuts). Since the $205.0 million NLA reduction was implemented in February 2008, the majority of the amended NLA requirement can be met by the NYX shares held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to make a dividend distribution of $200.0 million to LaBranche & Co Inc. with approximately $30.0 million in cash and other liquid assets left at LaBranche & Co. LLC as a cushion over and above the NYX shares used to meet its continuing NLA requirements.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of December 31, 2007 and December 31, 2006, LFS’ net capital, as defined, was $16.6 million and $38.3 million, respectively, which exceeded minimum requirements by $15.6 million and $36.8 million, respectively. LFS reduced its net capital by $26 million in September 2007 to $16.6 million at December 31, 2007, due primarily to the decrease in its net capital requirement after LFS outsourced its clearing operations to a major Wall Street firm in June 2007. In February 2008, the Company contributed an additional $20.0 million in capital to LFS in order to enable LFS to conduct increased trading activities.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. As of December 31, 2007 and December 31, 2006, LSP’s net capital, as defined, was $62.6 million and $68.2 million, respectively, which exceeded minimum requirements by $60.9 million and $67.4 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .41 to 1 and .18 to 1, respectively.

As a registered broker-dealer and specialist in ETFs until September 12, 2007 and as an NYSE member firm, LSPS was subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LSPS was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2006, net capital as defined, was $20.2 million which exceeded the minimum requirements by $20.0 million. LSPS’ aggregate indebtedness to net capital ratio on that date was .12 to 1. Prior to September 12, 2007, LSPS was required to maintain NLA, as defined, but the requirement ended once LSPS was no longer a specialist firm. As of December 31, 2006, LSPS’ minimum required dollar amount of NLA was $13.5 million. Actual NLA as defined was $19.8 million.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2007 and 2006, LSPD’s net capital, as defined, was $3.0 million, which exceeded its minimum requirements by $3.0 million on each of these dates.

9.	SHORT TERM AND LONG TERM DEBT

The Company’s short term and long term debt as of December 31, 2007 and 2006 were as follows:

Short Term Debt

As of December 31, 2007, the Company’s short-term debt consisted of $3.0 million principal amount due June 3, 2008, under five subordinated notes in the original aggregate principal amount of $15.0 million and $2.7 million of subordinated loans which are both described below in Note 10 “Subordinated Liabilities”.

As of December 31, 2006, the Company’s short-term debt consisted of $3.0 million principal amount due June 3, 2007, under five subordinated notes in the original aggregate principal amount of $15.0 million described below in Note 10 “Subordinated Liabilities,” $13.6 million aggregate principal amount of remaining 2007 Notes, the carrying value of which was approximately $13.5 million, and eight separate $1.0 million promissory notes (this indebtedness accrued interest at the rate of 10.0% per year until August 7, 2003 and thereafter accrues interest at a rate of 9.0% per year, payable semiannually, until their maturity on August 7, 2007).

Long Term Debt

As of December 31, 2007 and 2006, long term debt of the Company was comprised of $459.8 million aggregate principal amount of Senior Notes. Debt issuance costs, totaling approximately $5.5 million for the 2009 Senior Notes and approximately $7.2 million for the 2012 Senior Notes, are being amortized over the life of the Senior Notes as an adjustment to interest expense. For the year ended December 31, 2007 and 2006, interest expense related to the Senior Notes totaled $49.5 and $49.3 million, respectively.

Principal maturities of long term debt as of December 31, 2007 are as follows:

(000’s omitted) Year Ending December 31,	Amount
2008	$—
2009	199,845
2010	—
2011	—
2012	259,966

Total	$459,811

10.	SUBORDINATED LIABILITIES

LaBranche & Co. LLC is a party to subordinated loan agreements under which it has incurred indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest is payable quarterly at an annual rate of 10.0%. One agreement representing $1.0 million was paid in January 2008, and five agreements representing approximately $1.7 million in the aggregate will mature at different dates during 2008. Interest expense incurred on these and other similar subordinated loan agreements which have been repaid was approximately $0.3 million for the year ended December 31, 2007 and $0.3 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively.

In 1998, LaBranche & Co. LLC issued five subordinated notes representing aggregate indebtedness of $15.0 million, maturing in equal installments of $3.0 million payable on June 3, 2004, 2005, 2006, 2007 and 2008, and bearing interest at an annual rate of 7.7%, payable on a quarterly basis. On June 3, 2007, LaBranche & Co. LLC repaid $3.0 million of these subordinated notes. As of December 31, 2007, $3.0 million remained outstanding under these subordinated notes, which are senior to all other subordinated notes of LaBranche & Co. LLC. The agreements covering these subordinated notes require LaBranche & Co. LLC to comply with certain covenants that, among other things, restrict the type of business in which LaBranche & Co. LLC may engage, set certain net capital levels and prohibit restricted payments, as defined. Interest expense incurred on these subordinated notes for the years ended December 31, 2007, 2006 and 2005 was approximately $0.3 million, $0.6 million and $0.8 million, respectively.

11.	NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

In the March 7, 2006 merger of the NYSE and Archipelago Holdings, Inc. (the “NYSE/Archipelago merger”), the Company’s 39 NYSE memberships were converted into the right to receive an aggregate of $11.7 million cash (not including the permitted dividend) and 3,126,903 shares of NYSE Group, Inc. common stock. The $11.7 million cash distribution was treated as monetary consideration for which a realized gain was recognized in 2006.

On April 4, 2007, the NYSE Group consummated its merger with Euronext N.V. (the “NYSE/Euronext merger”) to form NYSE Euronext, Inc., and the Company’s 3,126,903 shares of NYSE Group, Inc. common stock were exchanged for an equal number of NYX shares. Following the NYSE/Euronext merger, the restricted NYX shares continued to be subject to restriction on transfer. The restriction with respect to the second tranche of the NYX shares was removed by NYSE Euronext in June 2007. The restriction on the remaining one-third of the Company’s restricted NYX shares will be removed in March 2009, unless removed earlier by the Board of NYSE Euronext at its sole discretion.

Since the consummation of the NYSE/Archipelago merger, the Company has accounted for its investment in NYX shares as corporate equities not readily marketable at the estimated fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide—Brokers and Dealers in Securities. At December 31, 2007, the NYSE closing market price for the NYX shares was $87.77 per share as compared to the closing price of NYX shares at December 31, 2006 which was $97.20 per share. This resulted in the Company’s recognition of an unrealized loss of $15.8 million for the year ended December 31, 2007, which includes a valuation allowance due to the share restrictions and is included in net (loss) gain on investments in the Company’s consolidated statement of operations. There is no valuation allowance on shares without transfer restrictions, which are reported in financial instruments owned, at fair value.

On June 6, 2007, the board of directors of NYSE Euronext, Inc. declared an annual cash dividend of $1.00 per share, payable on a quarterly basis. On December 28, 2007, the third quarterly dividend of $0.25 per share was paid to shareholders of record as of the close of business on December 28, 2007. The aggregate dividend payment with respect to the Company’s 3,126,903 NYX shares was $2.3 million in 2007 and is reported in other revenues.

12.	EARNINGS (LOSS) PER SHARE

The computations of basic and diluted earnings (loss) per share are set forth below:

(000's omitted, except per share data)	Years Ended December 31,
	2007	2006	2005
Numerator for basic and diluted (loss) earnings per share – net (loss) income	$(350,474)	$136,804	$37,521
Denominator for basic (loss) earnings per share – weighted-average number of common shares outstanding	61,426	60,723	60,617
Dilutive shares:
Stock options	—	—	—
Restricted stock units	—	842	442

Denominator for diluted (loss) earnings per share – weighted-average number of common shares outstanding	61,426	61,565	61,059
Basic (loss) earnings per share	$(5.71)	$2.25	$0.62
Diluted (loss) earnings per share	$(5.71)	$2.22	$0.61

The exercise prices for options to purchase an aggregate of 1,165,000 shares of common stock exceeded the average market price of the Company’s common stock for the year ended December 31, 2007. In addition, potential common shares relating to restricted stock and restricted stock units whose fair value was below the average market price of the Company’s common stock for the year ended December 31, 2007 totaled 691,796. Accordingly, the above calculations of diluted earnings per share for 2007 do not include the antidilutive effect of these stock based awards. Potential common shares relating to options totaling 1,599,389 and 1,709,778 for the years ended December 31, 2006 and 2005, respectively, and to restricted stock and restricted stock units totaling 727,774 and 651,518 for the years ended December 31, 2006 and 2005, respectively, were excluded from the diluted loss per share calculation for the years ended December 31, 2006 and 2005 because their effect was antidilutive.

13.	EMPLOYEE INCENTIVE PLANS

Equity Incentive Plan

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

The following disclosures are also being provided pursuant to the requirements of SFAS No. 123(R):

The Company sponsors one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant. Compensation costs for grants awarded under the Plan recognized during the years ended December 31, 2007 and 2006 was approximately $4.7 million and $4.4 million, respectively. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $1.8 million and $1.9 million for the years ended December 31, 2007 and 2006, respectively.

At December 31, 2007, unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $4.9 million. The cost of these non-vested awards is generally expected to be recognized over a weighted-average period of approximately three years.

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

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal 2009 may not exceed 7,687,500 shares, of which 3,187,613 were available for grant under the Plan as of December 31, 2007.

Restricted Stock and Restricted Stock Units

The Company issued restricted stock units (“RSUs”) to employees under the Plan, primarily in connection with year-end compensation. All of the RSUs outstanding as of December 31, 2007 and December 31, 2006 require future service as a condition to the delivery of the underlying shares of common stock. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee's employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2004	574,353

Granted	806,000	8.43
Vested	(67,354)
Forfeited	(219,333)

RSUs Outstanding as of December 31, 2005	1,093,666

Granted	695,500	$10.68
Vested	(90,668)	9.38
Forfeited	(128,666)	9.00

RSUs Outstanding as of December 31, 2006	1,569,832	$9.55

Granted	600,000	$8.99
Vested	(736,187)	9.12
Forfeited	(350,161)	9.86

RSUs Outstanding as of December 31, 2007	1,083,484	$9.44

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company's share-based award expense. Applying SFAS No. 123(R) as of December 31, 2007, for purposes of determining share-based award expense, RSUs with respect to 1,141,615 shares of the Company's common stock were expected to vest, with a weighted average price of $9.46 per share.

Stock Options

As of December 31, 2004, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the consolidated statement of operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2004	2,319,167	$25.97
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(609,389)	27.61

Options Outstanding as of December 31, 2005	1,709,778	$25.39
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(110,389)	31.23

Options Outstanding as of December 31, 2006	1,599,389	$24.99
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(434,389)	28.38

Options Outstanding as of December 31, 2007	1,165,000	$23.77

Options Exercisable as of:
December 31, 2005	1,709,778	$25.39
December 31, 2006	1,599,389	$24.99
December 31, 2007	1,165,000	$23.77

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	600,000	1.64	$14.00	600,000	$14.00
21.00 – 30.99	75,000	4.82	27.50	75,000	27.50
$31.00 – $40.99	490,000	4.02	$35.15	490,000	$35.15

	1,165,000			1,165,000

No options were exercised during the years ended December 31, 2007 and 2006.

Senior Executive Bonus Plan

The Senior Executive Bonus Plan, adopted in May 2003, is intended to provide for the payment to the Company’s Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. Bonuses are payable in cash and/or equity-based awards under the Company’s Equity Incentive Plan. For the years ended December 31, 2007, 2006 and 2005, cash bonuses totaling approximately $3.1, $2.6 and $3.3 million, respectively, were paid under this plan, and such amount is included in employee compensation and employee benefits in the Company’s consolidated statements of operations.

14.	RETIREMENT PLAN

The Company has a defined contribution retirement plan (the “Retirement Plan”) that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

All employees are eligible to participate in the Retirement Plan after they have completed three months of service. Participants are entitled to contribute voluntarily in an amount equal to not less than 1% and not more than 60% of their annual pre-tax compensation, up to the maximum amount permitted under Internal Revenue Service (“IRS”) regulations for the applicable Retirement Plan year. The Company, acting in its sole discretion, can declare and make employer matching contributions and additional voluntary contributions for all eligible employees who have completed one year of service, and/or have been credited with 1,000 hours of service. During the years ended December 31, 2007, 2006 and 2005, the Company contributed approximately $0.8 million, $1.1 million and $1.1 million, respectively, as employer matching contributions to the Retirement Plan, and such amounts are included in employee compensation and employee benefits in the Company’s consolidated statements of operations.

15.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all the Company's assets and liabilities are carried at fair value or contracted amounts, which approximate fair value. The fair value of fixed rate debt, in millions, is as follows:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
2009 Senior Notes	199.8	199.6	199.8	208.8

2012 Senior Notes	260.0	263.9	260.0	282.1

2007 Notes	—	—	13.6	14.2

Other	5.7	5.8	17.4	17.6

The fair values of the 2009 Senior Notes and 2012 Senior Notes were determined based upon their respective market values as of December 31, 2007 and 2006, respectively. For both fiscal years, the fair value of the fixed rate and other notes was determined using current market rates to discount their cash flows.

16.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities, ETFs and rights listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges (including a cash equity specialist on the AMEX until July 9, 2007), as well as a market-maker in ETFs, futures and options on several exchanges. As of August 1, 2007, LSPS withdrew as the specialist firm for 26 of its 27 ETF products on the NYSE. On September 12, 2007, the remaining ETF was transferred to NYSE Arca. On October 31, 2007, LSPS withdrew its registration as a broker-dealer and NYSE member firm. Thus, the Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPE, LSPH, LSPD, LABDR (through June 2007) and, through September 30, 2007, LSPS and BV.

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

	For the Years Ended December 31,
	2007	2006	2005
Specialist and Market-Making Segment:
Total Revenues, net of interest expense	$160,982	$427,797	$246,061
Operating expenses	122,499	135,280	131,965
Goodwill impairment	164,100	—	—
Specialist stock list impairment	335,264	—	—
Depreciation and amortization	5,746	11,172	11,516

(Loss) income before taxes	$(466,627)	$281,345	$102,580

Segment goodwill	84,218	250,569	250,569
Segment assets	$4,975,502	$5,095,236	$3,483,206

Institutional Brokerage Segment:
Total Revenues, net of interest expense	$23,928	$53,647	$42,362
Operating expenses	28,929	37,755	44,861
Depreciation and amortization	178	439	450

(Loss) income before taxes	$(5,179)	$15,453	$(2,949)

Segment assets	$43,382	$93,861	$51,940

Other (1):
Total Revenues, net of interest expense	$(39,359)	$(47,947)	$(37,737)
Operating expenses	7,318	10,775	10,662
Depreciation and amortization	3,242	1,063	127

Loss before taxes	$(49,919)	$(59,785)	$(48,526)

Segment assets	$324,852	$185,792	$129,763

Total:
Total, Revenues, net of interest expense	$145,551	$433,497	$250,686
Operating expenses	158,746	183,810	187,488
Goodwill impairment	164,100	—	—
Specialist stock list impairment	335,264	—	—
Depreciation and amortization	9,166	12,674	12,093

(Loss) income before taxes	$(521,725)	$237,013	$51,105

Goodwill	84,218	250,569	250,569
Assets	$5,343,736	$5,374,889	$3,664,909

(1)	Other is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income) and elimination entries.

17.	FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET RISK

As specialists and market-makers on the NYSE, AMEX, NYBOT, PHLX and other exchanges, LaBranche & Co. LLC, LFS, LSP, LSPS and LSPE are engaged in various securities trading and lending activities. In connection with their specialist activities, LaBranche & Co. LLC, LSP, LSPS and LSPE assume positions in stocks for which they are responsible. LaBranche & Co. LLC, LFS, LSP, LSPS and LSPE are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions, and they are also exposed to market risk associated with the sale of securities sold but not yet purchased, which can be directly impacted by volatile trading on the NYSE, AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC, LFS, LSP, LSPS (through September 2007) and LSPE may be required to purchase or sell financial instruments, which may result in a loss.

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

In addition, LFS, through the normal course of business, enters into various securities transactions as agent. The execution, settlement and financing of those transactions can result in off-balance sheet risk and concentration of credit risk. LFS’ institutional brokerage activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities may expose LFS to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and LFS has to purchase or sell securities at a loss. For margin transactions, LFS may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

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

LSP and, through September 2007, LSPS use derivative financial instruments, including exchange-traded options, ETFs and domestic and foreign futures contracts, for trading purposes and to financially hedge other positions or transactions as part of their specialist and market-

making businesses and overall risk management process. These financial instruments subject LSP and, through September 2007, LSPS to varying degrees of market, credit and foreign exchange risk. LSP and, through September 2007, LSPS record their derivative trading activities at market value, with corresponding gains or losses recorded in “Net gain on principal transactions.” Gains or losses from foreign currency transactions are also recorded in “Net gain on principal transactions.” In order to minimize risk, management continually monitors positions, gain and loss, volatility and other standard risk measures on a real-time basis and communicates its risk tolerance to LSP’s and, through September 2007, LSPS’ traders.

18.	RESTRUCTURING

During 2007, the Company approved and implemented a restructuring plan which was designed to improve the future operating position of the Company. The planned action included termination of employees whose services were no longer deemed necessary due to conversion of LFS from a clearing broker to an introducing broker. Due to increased automation with the introduction of the HYBRID market, the Specialist and Market-Making segment continued to reduce required headcount. Total costs incurred under this plan were $1.1 million which was expensed in 2007. These amounts consisted of severance payments to terminated employees and are included in restructuring costs on the statement of operations. Of the $1.1 million expensed, all amounts were disbursed in 2007. For 2007, the restructuring expenses incurred by segment are as follows (000s omitted):

	Specialist and Market-Making	Institutional Brokerage	Total
Severance payments	$608	$475	$1,083

19.	COMMITMENTS AND CONTINGENCIES

Contingencies

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

On June 7, 2004, plaintiffs filed a Consolidated Class Action Complaint. On July 12, 2004, plaintiffs filed a Corrected Consolidated Class Action Complaint. Plaintiffs allege that they represent a class consisting of persons and entities that purchased or otherwise acquired the Company’s common stock during the period beginning on August 19, 1999 and concluding on October 15, 2003. Plaintiffs allege that the Company, LaBranche & Co. LLC, and certain of the Company’s and/or LaBranche & Co. LLC’s past or present officers and/or directors, including George M.L. LaBranche, IV, William J. Burke, III, James G. Gallagher, Alfred O. Hayward, Jr., Robert M. Murphy and Harvey S. Traison, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by failing to disclose alleged improper specialist trading by LaBranche & Co. LLC. This alleged improper trading previously was the subject of consent decrees between LaBranche & Co. LLC and the SEC and the NYSE entered into on March 30, 2004. Plaintiffs also allege claims for control person liability under Section 20(a) of the Exchange Act against Messrs. LaBranche, Burke, Gallagher, Hayward, Murphy, Lawrence Prendergast, George Robb and Traison and a claim that Mr. Gallagher violated Section 20A of the Exchange Act. Plaintiffs seek unspecified money damages, attorneys’ fees and reimbursement of expenses.

On December 12, 2005, motions to dismiss were granted in part and denied in part. The court dismissed the Section 10(b) claims in their entirety against Messrs. Burke, Gallagher and Traison, dismissed the Section 10(b) claims for the period August 19, 1999 through December 30, 2001 against Messrs. LaBranche, Murphy and Hayward, and dismissed the Section 20A claim against Mr. Gallagher.

On January 20, 2006, the Company, LaBranche & Co. LLC and the individuals named as defendants in the case filed answers to plaintiffs’ Corrected Consolidated Class Action Complaint, denying liability and asserting affirmative defenses.

On July 20, 2006, lead plaintiffs moved for class certification of the class above. On April 4, 2007, the court certified a class consisting of “[a]ll persons and entities who purchased or otherwise acquired shares in LaBranche & Co., Inc. [sic] common stock between August 19, 1999 and October 15, 2003, and were damaged thereby,” and certified lead plaintiffs as class representatives.

On July 26, 2007, defendants filed a renewed motion to dismiss this action in light of the United States Supreme Court’s June 21, 2007 decision in Tellabs, Inc. v. Makor Issues & Rights, Ltd. In August 2007, the parties agreed to enter into a mediation process designed to resolve this action. On October 11, 2007, the Court signed a stipulation agreeing that defendants’ renewed motion to dismiss will not be heard and will not be decided unless and until the parties advise the Court that mediation has not been successful.

The parties selected John S. Martin, Jr., who served as a United States District Judge for the Southern District of New York from 1990 until 2003, and as the United States Attorney for the Southern District of New York from 1980 to 1983, to serve as mediator. On February 8, 2008, the Company entered into an agreement in principle to settle the action for $13 million, to be paid entirely by the Company’s insurers. The settlement is subject to completion of a usual and customary settlement agreement, notice to the class, and approval by the Court.

In re NYSE Specialists Securities Litigation. On or about October 16, 2003 through December 16, 2003, four purported class action lawsuits were brought by persons or entities who purchased and/or sold shares of stocks of NYSE listed companies, including Pirelli v. LaBranche & Co Inc., et al., No. 03 CV 8264, Marcus v. LaBranche & Co Inc., et al., No. 03 CV 8521, Empire v. LaBranche & Co Inc., et al., No. 03 CV 8935, and California Public Employees’ Retirement System (CalPERS) v. New York Stock Exchange, Inc., et al., No. 03 CV 9968. On March 11, 2004, a fifth action asserting similar claims, Rosenbaum Partners, LP v. New York Stock Exchange, Inc., et al., No. 04 CV 2038, was filed in the United States District Court for the Southern District of New York by an individual plaintiff who does not allege to represent a class.

On May 27, 2004, the court consolidated these lawsuits under the caption In re NYSE Specialists Securities Litigation, No. CV 8264. The court named the following lead plaintiffs: California Public Employees’ Retirement System (“CalPERS”) and Empire Programs, Inc.

On September 15, 2004, plaintiffs filed a Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty alleging that they represent a class consisting of all public investors who purchased and/or sold shares of stock listed on the NYSE from October 17, 1998 to October 15, 2003. Plaintiffs allege that the Company, LaBranche & Co. LLC, Mr. LaBranche, other NYSE specialist firms, including Bear Wagner Specialists LLC, Fleet Specialist, Inc., SIG Specialists, Inc., Spear, Leeds & Kellogg Specialists LLC, Performance Specialist Group, LLC and Van der Moolen Specialists USA, LLC, and certain parents and affiliates of those firms, and the NYSE, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by failing to disclose alleged improper specialist trading that was the subject of the specialist trading investigations described above, improperly profiting on purchases and/or sales of NYSE listed securities, and breaching and/or aiding and abetting breaches of fiduciary duty. Section 20(a) control person claims also are alleged, including against the Company, LaBranche & Co. LLC and Mr. LaBranche. Plaintiffs seek unspecified money damages, restitution, forfeiture of fees, commissions and other compensation, equitable and/or injunctive relief, including an accounting and the imposition of a constructive trust and/or asset freeze on trading proceeds, and attorneys’ fees and reimbursement of expenses.

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

On February 23, 2006, the Company, LaBranche & Co. LLC, Mr. LaBranche and the other defendants in the case filed answers to plaintiffs’ Amended Consolidated Complaint for Violation of the Federal Securities Laws and Breach of Fiduciary Duty, denying liability and asserting affirmative defenses.

On February 22, 2007, the court removed Empire Programs, Inc. as co-lead plaintiff, leaving CalPERS as the sole lead plaintiff.

On June 28, 2007, CalPERS moved for class certification of “[a]ll persons and entities who submitted orders (directly or through agents) to purchase or sell NYSE-listed securities between January 1, 1999 and October 15, 2003, which orders were listed on the specialists’ display book and subsequently disadvantaged by defendants,” and for the certification of CalPERS and Market Street Securities Inc. as class representatives.

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

Plaintiffs allege antitrust, securities and breach of fiduciary duty claims against different combinations of the defendants listed above. With respect to the Company and LaBranche & Co. LLC, plaintiffs allege violations of Sections 1 and 2 of the Sherman Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, as well as breaches of alleged fiduciary duties to the purported class, all of which were committed by, among other things, allegedly conspiring to allow the NYSE to attain and maintain an unlawful monopoly in the asserted market for trade execution services, engaging in a continuing combination and conspiracy in unreasonable restraint of trade and commerce in the pricing of trade execution services for the stocks assigned to LaBranche & Co. LLC as specialist, materially misrepresenting the asserted market for and pricing of trade execution services, and manipulating trading on the NYSE, all allegedly in favor of floor traders and to the detriment of SuperDOT traders. Plaintiffs seek unspecified money damages, including trebling under the antitrust laws, equitable and/or injunctive relief, including an accounting and the imposition of a constructive trust and/or asset freeze on trading proceedings, and attorneys’ fees and reimbursement of expenses.

Sternlicht Demand. On February 22, 2008, counsel to Ludwig Sternlich, who purports to be one of the Company’s stockholders, demanded that the Company’s Board “take action to fully investigate and remedy, inter alia, breaches of fiduciary duty by certain current and/or former officers, directors and managers of the Company,” who, the demand states, “knowingly or recklessly disregarded” regulations that “exist[ ] to prevent specialist firms like LaBranche from disadvantaging public investors,” and “made no true effort to ensure that the Company’s business was operated in a lawful manner consistent with all applicable rules and regulations.” The demand states that “our analysis indicates that the Company has suffered millions of dollars worth of damage.” The demand also states that “[i]f, after receipt of this letter, the Board has not commenced a reasonable and good faith investigation as demanded within sixty (60) days, we will seek to file a derivative action.”

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on its financial condition, results of operations and cash flows.

In addition to the proceedings described above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory actions incidental to the ordinary course of its and their respective businesses. While the ultimate outcome of those claims, lawsuits and regulatory actions that currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims, proceedings and regulatory actions, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Years Ending December 31,
2008	2,055,421
2009	1,686,636
2010	1,617,813
2011	1,661,583
2012	1,752,329
Thereafter	7,301,368

Total	$16,075,150

Rent expense of $3.3 million, $4.3 million and $3.2 million for the years ended 2007, 2006 and 2005, respectively, is included in occupancy expense in the accompanying consolidated statement of operations.

Current real estate rental values in New York City, where the majority of our office space is located, have considerably increased since we entered into our lease commitment in 2006. As such, the fair market value of a potential sublease for the remaining lease term would likely exceed the liability of our future rental commitments under the lease for the office space.

20.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	December 31, 2007	December 31, 2006
FINANCIAL INSTRUMENTS OWNED:
Corporate equities, not readily marketable	$83,936	$282,660
Corporate equities	2,016,380	1,825,503
Options	1,025,670	705,308
Exchange-traded funds	1,000,600	889,021
Government and corporate bonds	138,159	283,797
Non-marketable investments	11,795	12,282

	$4,276,540	$3,998,571

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$1,980,040	$2,330,817
Options	1,183,884	841,985
Exchange-traded funds	769,094	378,915
Government and corporate bonds	129,977	16,646

	$4,062,995	$3,568,363

21.	SUBSEQUENT EVENTS

Debt Repurchase

In January and February 2008, the Company purchased an aggregate of $30.7 million aggregate principal amount of its outstanding 9 1/2% Senior Notes due 2009. Out of the total repurchased, Senior Notes in the aggregate principal amount of $24.9 million were purchased at below par and $5.8 million were repurchased at 102%. In January and February 2008, the Company repurchased an aggregate of $50.1 million aggregate principal amount of its outstanding 11% Senior Notes due 2012 below par. The purchase of the debt will result in an annual interest savings of approximately $8.4 million. The accrued interest payable at date of purchase was $1.6 million and purchase costs were $0.9 million.

The remaining outstanding Senior Notes are as follows:

9 1/2% Senior Notes due 2009 – $169.1 million

11% Senior Notes due 2012 - $ 209.9 million

Management continues to monitor the opportunities to purchase the Company’s Senior Notes at or below the call price for both debt issues.

The Company, under a redemption agreement, paid $1.0 million for the maturity of a subordinated note at LaBranche & Co, Inc. The estimated interest expense reduction will be $0.1 million annually.

Regulatory NLA Requirements

In February 2008, the SEC announced an immediate reduction in the Company’s NLA requirement. The reduction resulted in a decrease of the NLA required to conduct business of LaBranche & Co. LLC by approximately $205.0 million. Following the reduction, LaBranche & Co. LLC declared and paid a dividend of $200.0 million to the Holding Company. LaBranche & Co. LLC will no longer be required to maintain significant cash balances as historically were required.

Litigation

On February 8, 2008, the Company entered into an agreement in principle to settle the class action, entitled In re LaBranche Securities Litigation, action for $13.0 million, to be paid entirely by the Company’s insurers. Since this settlement will be paid entirely by the Company’s insurers, the settlement is not expected to have an effect on the Company’s income statement. The settlement is subject to completion of a usual and customary settlement agreement, notice to the class, and approval by the court.

Schedule 1.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(000's omitted, except share data)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$269,424	$114,298
Securities purchased under agreements to resell	—	35,000
Investment in subsidiaries, at equity value	686,940	1,201,193
Other assets	85,023	61,702

Total assets	$1,041,387	$1,412,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Interest payable	$5,948	$7,195
Accrued compensation	1,408	2,575
Accounts payable and other accrued expenses	29,952	23,425
Other liabilities	12,172	14,210
Income taxes payable	—	2,699
Deferred tax liabilities	4,179	5,937
Short term debt	—	21,634
Long term debt	459,811	459,811

Total liabilities	513,470	537,486
Total stockholders' equity	527,917	874,707

Total liabilities and stockholders' equity	$1,041,387	$1,412,193

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(000's omitted)

	For the Years Ended December 31,
	2007	2006	2005
REVENUES:
Equity in earnings (losses) from investment in subsidiaries	$(323,264)	$175,219	$63,080
Investment income	17,945	10,650	18,990

Total revenue	(305,319)	185,869	82,070
Interest expense	49,743	52,977	51,726

Total revenues, net of interest expense	(355,062)	132,892	30,344
EXPENSES:
Employee compensation and related benefits	6,014	6,856	7,042
Other	12,106	10,602	8,750

Total expenses	18,120	17,458	15,792

(Loss) income before income tax benefit	(373,182)	115,434	14,552
INCOME TAX BENEFIT	(22,708)	(21,370)	(22,969)

Net (loss) income	$(350,474)	$136,804	$37,521

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(000's omitted)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(350,474)	$136,804	$37,521
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	3,242	1,064	127
Amortization of debt issuance costs and bond discount	1,978	1,883	1,708
Stock based compensation expense	380	310	140
Equity in earnings (losses) from investment in subsidiaries	323,264	(175,219)	(63,080)
Deferred tax (benefit) expense	(10,564)	8,896	17,977
Tax benefit from subsidiary losses	(22,708)	(21,370)	(22,969)
Changes in operating assets and liabilities:
Securities purchased under agreements to resell	35,000	44,000	8,000
Other assets	(11,909)	(25,183)	21,102
Interest payable	(1,247)	341	—
Accrued compensation	(1,167)	1,601	(19,171)
Accounts payable and other accrued expenses	6,527	17,453	(2)
Other liabilities	(2,039)	2,951	(1,131)
Taxes payable	20,009	18,427	26,940

Net cash (used in) provided by operating activities	(9,708)	11,958	7,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	(3,524)	(17,319)	(174)
Return of capital from subsidiary	190,000	152,000	77,309
Payment for investment in subsidiary	—	(60,025)	(54,897)

Net cash provided by investing activities	186,476	74,656	22,238

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	(21,642)	(26)	(2,063)

Net cash used in financing activities	(21,642)	(26)	(2,063)

Increase in cash and cash equivalents	155,126	86,588	27,337
CASH AND CASH EQUIVALENTS, beginning of year	114,298	27,710	373

CASH AND CASH EQUIVALENTS, end of year	$269,424	$114,298	$27,710

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Income taxes	$2,533	$15,819	$1,765
Interest	$49,849	$50,061	$50,019

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

Certain of the Company’s December 31, 2006 and 2005 balances have been reclassified to conform to the presentation in the current period in order to net interest expense (including margin interest expense) against interest income to determine the Company’s net revenues. This reclassification reflects a critical component of the Company’s specialist and market-making activities. None of these 2006 and 2005 reclassifications affects the Company’s net income before provision for income taxes or net income applicable to common stockholders, as reported on previous 2006 and 2005 results.

3.	TRANSACTIONS WITH SUBSIDIARIES

LaBranche & Co Inc. has transactions with its consolidated subsidiaries determined on an agreed-upon basis.

LaBranche & Co Inc. received cash dividends from its consolidated subsidiaries totaling $190.0 million, $152.0 million and $77.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.