Form 10-Q
period 2008-03-31
LABRANCHE & CO INC
filed 2008-05-12
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of the registrant’s common stock outstanding as of May 8, 2008 was 61,993,216.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

	For the Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
REVENUES:
Net gain on principal transactions	$60,044	$48,919
Commissions and other fees	10,010	12,761
Net loss on investments	(81,290)	(4,856)
Interest income	29,925	64,657
Other	293	124

Total revenues	18,982	121,605
Interest expense (of which $10,862 and $13,146 is related to fixed debt in 2008 and 2007, respectively)	41,675	83,724

Total revenues, net of interest expense	(22,693)	37,881
EXPENSES:
Employee compensation and related benefits	28,530	24,122
Exchange, clearing and brokerage fees	10,658	9,054
Lease of exchange memberships and trading license fees	427	682
Depreciation and amortization	890	3,511
Loss on early extinguishment of debt	886	—
Other	7,348	9,506

Total expenses	48,739	46,875

Loss before benefit for income taxes	(71,432)	(8,994)
BENEFIT FOR INCOME TAXES	(31,195)	(3,439)

Net loss	$(40,237)	$(5,555)

Weighted-average common shares outstanding:
Basic	61,854	61,269
Diluted	61,854	61,269
Loss per share:
Basic	$(0.65)	$(0.09)
Diluted	$(0.65)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	March 31, 2008	December 31, 2007
ASSETS	(unaudited)	(audited)
Cash and cash equivalents	$457,816	504,654
Cash and securities segregated under federal regulations	1,286	1,573
Receivable from brokers, dealers and clearing organizations	353,142	343,729
Financial instruments owned, at fair value	3,096,549	4,267,395
Commissions and other fees receivable	14	23
Exchange memberships owned, at adjusted cost (market value of $7,327 and $7,790, respectively)	1,315	1,315
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $11,751 and $10,990, respectively	17,392	17,652
Intangible assets:
Trade name	25,011	25,011
Goodwill	84,218	84,218
Deferred tax assets	40,104	45,145
Income tax receivable	12,545	11,802
Other assets	36,721	41,219

Total assets	$4,126,113	$5,343,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$108,682	$104,759
Payable to customers	36	93
Financial instruments sold, but not yet purchased, at fair value	2,990,924	4,062,995
Accrued compensation	19,381	16,729
Accounts payable and other accrued expenses	41,617	36,980
Other liabilities	11,644	12,583
Deferred tax liabilities	80,987	116,169
Short term debt	173,813	5,700
Long term debt	209,888	459,811

Total liabilities	3,636,972	4,815,819

Commitments and contingencies
Stockholders equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 61,993,216 and 61,490,638 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	620	615
Additional paid-in capital	699,372	699,099
Accumulated other comprehensive income (loss)	194	(989)
Retained deficit	(211,045)	(170,808)

Total stockholders’ equity	489,141	527,917

Total liabilities and stockholders’ equity	$4,126,113	$5,343,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(000’s omitted)

	Common Stock		Additional	Retained (Deficit)	Accumulated Other Comprehensive
	Shares	Amount	Paid-in Capital	Earnings	(Loss)/Income	Total
BALANCE, December 31, 2006	60,734	$607	$694,434	$179,666	—	874,707

Net loss	—	—	—	(350,474)	—	(350,474)
Other comprehensive income:
Cumulative translation adjustment, net of taxes	—	—	—	—	(989)	(989)

Comprehensive income						(351,463)

Issuance of restricted stock, shares for option exercises and related compensation, including excess tax benefit of $99 thousand	757	8	4,665	—	—	4,673

BALANCE, December 31, 2007	61,491	$615	$699,099	$(170,808)	(989)	527,917

Net loss	—	—	—	(40,237)	—	(40,237)
Other comprehensive income:
Cumulative translation adjustment, net of taxes	—	—	—	—	1,183	1,183

Comprehensive income						(39,054)

Issuance of restricted stock, shares for option exercises and related compensation	502	5	273	—	—	278

BALANCE, March 31, 2008	61,993	$620	$699,372	$(211,045)	194	489,141

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(000’s omitted)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,237)	$(5,555)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	890	3,511
Amortization of debt issuance costs and bond discount	749	503
Loss on early extinguishment of debt	886	—
Stock-based compensation expense	1,074	1,669
Deferred tax benefit	(30,141)	(5,702)
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	287	(8,453)
Securities purchased under agreements to resell	—	(30,000)
Receivable from brokers, dealers and clearing organizations	(9,413)	(8,718)
Receivable from customers	—	117
Financial instruments owned, at fair value	1,170,846	(627,567)
Commissions and other fees receivable	9	3,153
Income tax receivable	(743)	—
Other assets	4,088	1,683
Payable to brokers and dealers	3,923	296,370
Payable to customers	(57)	5,748
Financial instruments sold, but not yet purchased, at fair value	(1,072,071)	320,262
Accrued compensation	2,652	(3,820)
Accounts payable and other accrued expenses	4,637	4,831
Other liabilities	(939)	121
Tax effect from vesting of stock based compensation	(796)	(99)

Net cash provided by (used in) operating activities	35,644	(51,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(631)	(1,480)
Payments for purchases of exchange memberships	—	(1)

Net cash used in investing activities	(631)	(1,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of subordinated debt	—	(695)
Principal payments of short term debt	(1,000)	—
Early extinguishment of long term debt	(80,810)	(13,642)
Tax benefit from vesting of stock based compensation	—	99

Net cash used in financing activities	(81,810)	(14,238)

Effect of exchange rate changes on cash and cash equivalents	(41)	—
Decrease in cash and cash equivalents	$(46,838)	$(67,665)
CASH AND CASH EQUIVALENTS, beginning of period	504,654	557,352

CASH AND CASH EQUIVALENTS, end of period	$457,816	$489,687

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$32,251	$72,960
Income taxes	$112	$2,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, LLC, a New York limited liability company (“LFS”), LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC and LFS, the 100% stockholder of LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), and LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD” and collectively with the Holding Company, LaBranche & Co. LLC, LFS, LSHI, LABDR, BV, LSP, LSPS, LSPE, LSPD and LSPH, the “Company”).

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”). LFS is a registered broker-dealer and a member of the NYSE and other exchanges and primarily provides securities execution and brokerage services to institutional investors. LFS also provides direct-access brokerage services to institutional customers. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPS is inactive since October 31, 2007. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that was acquired by LSHI in April 2006 and is primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations.

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

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates and assumptions is also important in determining provisions for potential losses that may arise from litigation and regulatory proceedings and tax audits.

A substantial portion of our compensation and benefits represents discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs.

Adoption of SFAS 157 “Fair Value Measurements”

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), as of January 1, 2008. SFAS 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions (see Note 11).

3.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of March 31, 2008 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (the “2007 10-K”). Results of the first quarter 2008 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

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

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended March 31,
	2008	2007
Current federal, state, and local taxes	$(2,722)	$2,263
Current foreign taxes	1,668	—
Deferred tax provision (benefit)	(30,141)	(5,702)

Total (benefit) provision for income taxes	$(31,195)	$(3,439)

The foreign taxes represent taxes payable to the United Kingdom for LSPE our single member private equity company in the UK that is a controlled foreign corporation.

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC, NYSE. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of March 31, 2008 and December 31, 2007, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $90.0 million and $306.8 million, respectively, which exceeded the minimum requirements by $89.6 million and $306.4 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .05 to 1 and .02 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of March 31, 2008 LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $72.3 million and its actual NLA, as defined, was $88.8 million. As of December 31, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined was $276.2 million, and LaBranche & Co. LLC’s actual NLA, as defined was $300.1 million. As of March 31, 2008 and December 31, 2007, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of each of those dates. LaBranche & Co. LLC’s NLA as of March 31, 2008 and December 31, 2007 included approximately $51.3 million and $74.7 million, respectively, in NYX shares (after the risk-based haircuts required to be taken in connection with those securities).

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $0.25 million for each one tenth of one percent (.1%) of the aggregate NYSE transaction dollar volume in a cash equities specialist organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. Prior to February 8, 2008 the first component was equal to $1.0 million for each one tenth of one percent (.1%). The second component is calculated either by multiplying the average haircuts on a specialist organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other specialists’ trading as a respective percentage of overall NYSE transaction dollar volume. In February 2008, pursuant to the SEC approved reduction in the NLA requirement LaBranche & Co. LLC’s NLA requirement was reduced by approximately $205.0 million. The majority of the amended NLA requirement can be met by the NYX shares held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to make a dividend distribution of $200.0 million to LaBranche & Co Inc. with approximately $28.0 million in cash and other liquid assets left at LaBranche & Co. LLC as over and above the NYX shares used to meet its continuing NLA requirements. This $28.0 million includes a cushion over and above the required NLA to account for potential fluctuations in LaBranche & Co. LLC’s NLA requirement as described above.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of March 31, 2008 and December 31, 2007, LFS’ net capital, as defined, was $34.9 million and $16.6 million, respectively, which exceeded minimum requirements by $33.9 million and $15.6 million, respectively. In February 2008, the Company contributed an additional $20.0 million in capital to LFS in order to enable LFS to conduct increased trading activities. A portion of the net capital at LFS is met with the value of the NYX shares held by that broker/dealer.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or  1/15 of aggregate indebtedness, as defined. As of March 31, 2008 and December 31, 2007, LSP’s net capital, as defined, was $101.5 million and $62.6 million, respectively, which exceeded minimum requirements by $99.8 million and $60.9 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .25 to 1 and .41 to 1, respectively.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or  1/15 of aggregate indebtedness, as defined. As of March 31, 2008 and December 31, 2007, LSPD’s net capital, as defined, was $2.9 million and $3.0 million, respectively, which exceeded its minimum requirements by $2.9 million and $3.0 million, respectively.

As a registered broker dealer, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of March 31, 2008 Tier 1 capital, as defined, was $29.6 million which exceeded the total variable capital requirement by $11.5 million. At December 31, 2007 Tier 1 capital, as defined, was $14.2 million which resulted in a deficit of $1.2 million. The December 31, 2007 calculation did not include accumulated profits for the year ended December 31, 2007 which was in excess of the deficit. With those results now audited they can be included in Tier 1 regulatory capital. In addition, the Company had injected an additional $9.9 million of share capital in January 2008 further enhancing regulatory capital.

As a licensed corporation registered under the Hong Kong Securities and Futures Ordinance, LSPH is also subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at March 31, 2008 and December 31, 2007) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at March 31, 2008 and December 31, 2007) and the variable required liquid capital as defined in the FRR. The company monitors its compliance with the requirements of the FRR on a daily basis. As of March 31, 2008 and December 31, 2007, LSPH’s liquid capital, as defined was $0.5 and $0.7 million, respectively, which exceeded its minimum requirements by $0.1 and $0.3 million, respectively.

6.	EARNINGS PER SHARE

The computations of basic and diluted earnings per share are set forth below (000’s omitted, except per share data):

	Three Months Ended March 31,
	2008	2007
Numerator for basic and diluted earnings per share – net income available to common stockholders	$(40,237)	$(5,555)
Denominator for basic earnings per share – weighted-average number of common shares outstanding	61,854	61,269
Dilutive shares:
Stock options	—	—
Restricted stock units	—	—

Denominator for diluted earnings per share – weighted-average number of common shares outstanding	61,854	61,269
Earnings per share:
Basic	$(0.65)	$(0.09)
Diluted	$(0.65)	$(0.09)

Options to purchase an aggregate of 1,165,000 and 1,439,389 shares of common stock were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the 2008 and 2007 first quarters, respectively, 595,244 and 957,109 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

7.	EMPLOYEE INCENTIVE PLANS

SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of SFAS No. 123(R):

The Company sponsors one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant, except in circumstances where the approval by the compensation committee is contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date is the date is the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Plan recognized during the quarters ended March 31, 2008 and 2007 was approximately $1.1 million and $1.7 million, respectively. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $428,000 and $740,000 for the quarters ended March 31, 2008 and 2007, respectively, before any offsetting tax detriments due to the lower vesting price in the current period.

Unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $3.0 million at March 31, 2008 and $4.9 million at December 31, 2007. The cost of these non-vested awards is generally expected to be recognized over period of approximately three years.

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

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal 2009 may not exceed 7,687,500 shares. As of March 31, 2008 and December 31, 2007, 3,154,372 shares and 3,187,613 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

All of the RSUs outstanding as of March 31, 2008 and 2007 require future service as a condition to the delivery of the underlying shares of common stock. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2007	1,083,484	$9.44
Granted	—	—
Vested	(444,340)	9.12
Forfeited	(24,997)	9.12

RSUs Outstanding as of March 31, 2008	614,147	$9.68

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying SFAS No. 123(R) as of March 31, 2008, for purposes of determining share-based award expense, RSUs with respect to 697,275 shares of the Company’s common stock were expected to vest based on the original shares issued of 2,701,500, with a weighted average price of $9.68 per share.

Stock Options

As of March 31, 2008, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statement of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2007	1,165,000	$23.77
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—

Options Outstanding as of March 31, 2008	1,165,000	$23.77

Options Exercisable as of:
March 31, 2008	1,165,000	$23.77

The following table summarizes information about stock options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	600,000	1.39	$14.00	600,000	$14.00
21.00 – 30.99	75,000	4.57	27.50	75,000	27.50
$31.00 – $40.99	490,000	3.77	$35.15	490,000	$35.15

	1,165,000			1,165,000

No options were exercised during the three months ended March 31, 2008 and March 31, 2007.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities, ETFs and rights listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges as well as a market-maker in ETFs, futures and options on several exchanges. The Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPE, LSPH, LSPD and LSPS.

The Company’s Institutional Brokerage segment (formerly called the Execution and Clearing segment) provides mainly securities execution and brokerage services to institutional investors, and currently includes the operations of LFS. Until June 8, 2007, the Institutional Brokerage segment also provided securities clearing services to its own customers and customers of introducing brokers.

The Company’s Other segment is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income) and elimination entries. This section also includes the investment entity, LABDR, and the inactive company, BV.

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

	Three Months Ended March 31,
	2008	2007
Specialist and Market-Making Segment:
Total revenues, net of interest expense	$(13,461)	$41,455
Operating expenses	38,789	32,796
Depreciation and amortization	86	2,765

(Loss) income before taxes	(52,336)	5,894

Segment goodwill	84,218	250,569
Segment assets	$3,654,883	$5,662,286

Institutional Brokerage Segment:
Total, revenues, net of interest expense	$(646)	$6,988
Operating expenses	5,840	8,198
Depreciation and amortization	24	65

Loss before taxes	(6,510)	(1,275)

Segment assets	$55,701	$171,608

Other:
Revenues, net of interest expense	$(8,586)	$(10,562)
Operating expenses	3,220	2,370
Depreciation and amortization	780	681

Loss before taxes	(12,586)	(13,613)

Segment assets	$415,529	$141,840

Total:
Total revenues, net of interest expense	$(22,693)	$37,881
Operating expenses	47,849	43,364
Depreciation and amortization	890	3,511

Loss before taxes	(71,432)	(8,994)

Goodwill	84,218	250,569

Assets	$4,126,113	$5,975,734

9.	NYSE EURONEXT, INC. RESTRICTED STOCK

The Company holds, in aggregate, 3,126,903 shares of NYSE Euronext Group, Inc. common stock (“NYX shares”).

On April 4, 2007, the NYSE Group consummated its merger with Euronext N.V. (the “NYSE/Euronext merger”) to form NYSE Euronext, Inc., and the Company’s 3,126,903 shares of NYSE Group, Inc. common stock were exchanged for an equal number shares of NYSE Euronext, Inc. common stock (collectively, the “NYX shares”). Following the NYSE/Euronext merger, the restricted NYX shares continued to be subject to restriction on transfer. The restriction with respect to the second tranche of the NYX shares was removed by NYSE Euronext in June 2007. The restriction on the remaining one-third of the Company’s restricted NYX shares will be removed on March 7, 2009, unless removed earlier by the board of directors of NYSE Euronext in its sole discretion.

The Company has accounted for its investment in NYX restricted shares as corporate equities not readily marketable at the estimated fair value of such restricted shares pursuant to the SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). At March 31, 2008, the NYSE closing market price for the NYX shares was $61.71 per share as compared to the closing price of NYX shares at December 31, 2007 which was $87.77 per share. This resulted in the Company’s recognition of an unrealized pre-tax loss of $79.2 million for the quarter ended March 31, 2008, which includes the effects of a valuation allowance due to the share restrictions and is included in net loss on investments in the Company’s condensed consolidated statement of operations. There is no valuation allowance on shares without transfer restrictions, which are reported in financial instruments owned, at fair value.

On March 12, 2008, a quarterly dividend of $0.25 per share was paid to shareholders of record of NYSE Euronext as of the close of business on March 12, 2008. The aggregate dividend payment with respect to the Company’s 3,126,903 NYX shares was $0.8 million in the first quarter of 2008 and is reported in other revenues.

10.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	March 31, 2008	December 31, 2007
FINANCIAL INSTRUMENTS OWNED:
Corporate equities, not readily marketable	$59,024	$83,945
Corporate equities	1,596,243	2,016,380
Options	738,476	1,025,670
Exchange-traded funds	555,675	1,000,600
Government and corporate bonds	144,366	138,159
Investment in limited partnership	2,765	2,641

	$3,096,549	$4,267,395

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$1,339,056	$1,980,040
Options	903,966	1,183,884
Exchange-traded funds	663,124	769,094
Government and corporate bonds	84,778	129,977

	$2,990,924	$4,062,995

11.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards, or SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. Our adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations. Pursuant to SFAS No. 157, the fair value of a financial instrument is defined as the amount that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date.

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our financial instruments owned and financial instruments sold, but not yet purchased are recorded at fair value on a recurring basis.

We may be required to record at fair value other assets or liabilities on a non-recurring basis, such as our trade name and goodwill. These non-recurring fair value adjustments involve the application of fair value measurements in assessing whether these and other nonfinancial assets or nonfinancial liabilities are impaired.

The Company has elected to apply the deferral provisions in FSP No. 157-2 and therefore have only partially applied the provisions of SFAS No. 157. FSP No. 157-2 defers the effective date for the disclosure fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 such as our tradename and goodwill.

SFAS No 157 outlines a fair value hierarchy The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

Level 1	–	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	–	Quoted prices for similar instruments in active markets, quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	–	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Such valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (000’s omitted):

	Level 1	Level 2	Level 3	Total
ASSETS:
Corporate equities	$1,555,083	$102,949	$—	$1,658,032
Government and corporate bonds	819	143,547	—	144,366
Options	696,550	41,926	—	738,476
Exchange-traded funds	555,675	—	—	555,675

Total financial instruments owned	$2,808,127	$288,422	$—	$3,096,549

LIABILITIES:
Government and corporate bonds	$83,991	$787	$—	$84,778
Corporate equities	1,195,668	143,388	—	1,339,056
Options	892,353	11,613	—	903,966
Exchange-traded funds	663,124	—	—	663,124

Total financial instruments sold, not yet purchased	$2,835,136	$155,788	$—	$2,990,924

Determining the fair value of our financial securities was determined from a variety of sources as follows:

For corporate equities and ETFs, fair value was determined by the closing price of the primary exchanges and was included in Level 1 for those that are actively traded. Those classified in Level 2 represent either restricted shares or those not actively traded with quoted market prices.

For government and corporate bonds, the primary source for pricing fixed income is derived from our clearing broker who determines prices through various third party pricing services. The Company confirms these values using independent observable sources. When pricing cannot be confirmed, the positions will be valued using broker quotes and included in Level 2.

For options, the fair values are based on the NBBO mid point average. Those included in Level 2 are valued based on broker quotes when a price could not be confirmed due to the security not being actively traded.

12.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 17, 2008 filing of its 2007 10-K, except as follows:

Sternlicht Demand. On April 17, 2008, the board of directors of the Company determined that pursuit by the Company of the litigation demanded would not serve the best interests of the Company and its stockholders.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2007 10-K and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2007 10-K and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

13.	SUBSEQUENT EVENTS

Debt Repurchase

In April 2008, the Company announced that its Board of Directors approved a redemption of all of its remaining outstanding 9 1/2% Senior Notes due 2009, in the aggregate principal amount of $169.1 million, at a redemption price of 102.375%, plus accrued and unpaid interest thereon, pursuant to the optional redemption provisions of the indenture governing the notes. The Company expects the redemption to be completed on or about May 23, 2008. Following the redemption, approximately $210.0 million of the Company’s 11% Senior Notes due 2012 will remain outstanding under the indenture. The repurchase will result in the reduction of our annual interest expense by approximately $16.1 million.

Stock Repurchase

In April 2008, the Company announced that its Board of Directors approved a share repurchase program to purchase an aggregate of up to $40.0 million in shares of its outstanding common stock. This program may be implemented from time to time in the open market, in privately negotiated transactions or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, debt covenant compliance and capital availability. The indenture governing the Company’s outstanding senior notes currently limits repurchases of our stock to $15.0 million. However, upon our redemption of the 9 1/2% Senior Notes due 2009, that limitation will be increased to an amount in excess of $40.0 million. The share repurchase program may be suspended, modified or discontinued at any time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”) and our Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

For the first quarter of 2008, our US GAAP net loss was $40.2 million, compared to a net loss of $5.6 million for the same period in 2007. In both periods, these GAAP earnings were affected by significant unrealized losses as a result of our stake in NYSE Euronext of $79.2 million in 2008 and $4.2 million in 2007. Excluding this loss in each quarter, our pro-forma net income for the first quarter of 2008 was $7.8 million, or $0.13 per share, compared to a pro-forma net loss for the first quarter of 2007 of $3.2 million, or $0.05 per share.

Our pro-forma revenues improved significantly in the first quarter of 2008. Our cash equities specialist business showed its strongest results since the NYSE’s introduction of the HYBRID market. In addition, our specialist and market-making operations outside of our traditional cash equities business also continued to generate stronger earnings and continue to represent an increasing percentage of our total company revenues. We believe that new and varied trading venues and products will continue to develop as the securities markets evolve and converge, and that global and alternative securities markets will increasingly interact with each other. As such, our liquidity-providing activities outside the NYSE floor operations are increasingly becoming a major component of our specialist and market-making operations. Our first quarter 2008 results evidence this trend.

Our expansion into new products and increased globalization have given us opportunities which we believe will allow us to diversify our business. Our trading operations in London and Hong Kong are now yielding positive results, and we believe the further globalization of electronic markets will provide us additional opportunities as a liquidity provider and market-maker.

We are actively taking steps to reduce expenses reported at the holding company. The largest of these expenses is the interest on our public debt, which was approximately $47.6 million per year until 2008. We repurchased and retired approximately $80.8 million in our public debt in the first quarter of 2008 and announced in April 2008 that we will redeem the remaining $169.1 million of our outstanding 9 1/2% Senior Notes due 2009 on or about May 23, 2008. Following the redemption, our public debt will have been reduced to $210.0 million of Senior Notes due 2012, with a remaining annual interest expense of approximately $23.1 million versus $47.6 million in 2007. We anticipate that after the call on our Senior Notes in May our firm will have approximately $180.0 million of free cash, in excess of the equity we have in our operating subsidiaries, which we can use for general corporate purposes. We believe that we have taken significant steps to reduce our cost structure while maintaining our flexibility for future periods.

We continue to devote significant resources to develop and improve our trading technologies and algorithms to enable our specialists and market-makers to inject liquidity in a nearly fully electronic securities marketplace. However, we cannot estimate or forecast additional revenue, if any, that could result from these new trading technologies or increased participation rates. We also believe that regulatory and market structure improvements are in process from the Securities and Exchange Commission on which we operate in order to recognize the nearly fully-automated global securities markets of today. We also believe that our regulators have taken steps to lessen the abusive odd-lot trading practices that have historically harmed our revenues. We worked with our regulators to try to eliminate those abuses and we believe the abusive odd-lot trading practices have decreased.

The NYSE has publicly stated that it plans to seek approval from the SEC to further change its market model, changing the role of specialists to “designated market makers” who will still provide liquidity, but without some of the negative and affirmative obligations that could, at times, adversely affect profitability. The purported rule changes could also change the timing of when the designated market-maker can see orders, but could enable the designated market-maker to provide liquidity and trade for its own account when it desires to do so. We believe that some of these possible market structure changes could allow us to interact in the market more efficiently. It also could allow us to benefit from organizational changes and integration, because some of these changes presumably would remove the informational barriers that have caused us to maintain our specialist and market-making businesses as separate broker-dealers. We currently are unable to project if or when any of these market structure changes, or other informational barrier changes will be formally proposed or passed, if at all.

The restructuring of certain of our specialist and market-making subsidiaries has allowed us to develop those operations across various domestic and international exchanges and marketplaces. The organizational structure of our Specialist and Market-Making segment, therefore, is intended to enable us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise. Our ability to capitalize on these opportunities has been enhanced by the reduction of our cash equities specialist net liquid asset requirements by $205.0 million in the first quarter of 2008 and by our completed and imminent retirement of a majority of our public debt.

In addition, we believe that our Institutional Brokerage Segment is in a position to build upon its reputation as a strong institutional trading firm. This segment’s primary business will continue to be facilitation trading, and we have continued to hire experienced sales-trading personnel and new client trading partners to increase our revenue generation. We also believe that our new capital commitment focus will enable us to accommodate customer business as well as for proprietary trading. The addition of a proprietary book is expected to generate a new source of revenue, as well as an enhanced client base, from trading opportunities that present themselves in the marketplace. Our clients will continue to receive excellent customer service by means of market commentary and color, efficient execution, strong liquidity and confidentiality.

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

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented:

	Three Months Ended March 31,
	2008			2007
	Amounts as reported	(1) (2) Adjustments	Pro forma amounts	Amounts as reported	(1) Adjustments	Pro forma amounts
Revenues, net of interest expense	$(22,693)	$79,246	$56,553	$37,881	$4,170	$42,051
Total expenses	48,739	(886)	47,853	46,875	—	46,875

(Loss) income before (benefit) provision for income taxes	(71,432)	80,132	8,700	(8,994)	4,170	(4,824)
(Benefit) provision for income taxes	(31,195)	32,053	858	(3,439)	1,814	(1,625)

Net (loss) income applicable to common stockholders	$(40,237)	$48,079	$7,842	$(5,555)	$2,356	$(3,199)

Basic per share	$(0.65)	$0.78	$0.13	$(0.09)	$0.04	$(0.05)
Diluted per share	$(0.65)	$0.78	$0.13	$(0.09)	$0.04	$(0.05)

(1)	Revenue adjustment reflects loss in each accounting period, based on the change in fair market value of the Company’s restricted and unrestricted NYX shares at the end of each such period versus the beginning of such period.
(2)	Expense adjustment reflects loss associated with early extinguishment of debt in accounting period.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company as of January 1, 2008. SFAS 157 must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The adoption of SFAS 157 resulted in no cumulative change to the retained deficit. Please refer to Footnote 11 of our Condensed Consolidated Financial Statements for additional information and disclosure.

In February of 2008, the FASB issued FSP FAS 157-2 which delays the effective date of Statement 157 to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually to fiscal years beginning after November 15, 2008. Such items include a) nonfinancial assets acquired and liabilities assumed in purchase business combinations b) other real estate c) branches held for sale and d) intangible assets and goodwill.

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “Accounting for Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We currently report the majority of our financial assets and liabilities at fair value in compliance with industry guidelines for brokers and dealers in securities. We have a significant investment in intangibles and goodwill as well as public debt which is not accounted for at fair value. We believe SFAS 159 exempts intangible assets and goodwill from fair value reporting. The company elected not to apply the fair value option for any applicable assets or liabilities.

Derivative Instruments and Hedging Activities

In April 2007, the FASB issued a Staff Position (“FSP”) FIN No. 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with our current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FASB Statement No 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. SFAS 161 amends and expands the disclosures required by SFAS 133 so that they provide an enhanced understanding of 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and 3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for both interim and annual reporting periods beginning after November 15, 2008, with early adoption encouraged. The Company is not subject to SFAS 133 at this time. Since this amendment relates solely to disclosures related to SFAS 133, there is no potential effect on the financial position of the Company should SFAS 133 apply in the future.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the three months ended March 31, 2008, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future goodwill impairment testing will not result in impairment charges in subsequent periods.

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

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. During the three months ended March 31, 2008, there were no changes in circumstances that necessitated trade name impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future trade name and stock listing rights impairment testing will not result in impairment charges in subsequent periods.

Financial Instruments

“ Financial instruments owned, at fair value” and “ Financial instruments sold, but not yet purchased, at fair value” are reported in our consolidated financial statements on a recurring basis. Pursuant to SFAS No. 157, the fair value of a financial instrument is defined as the amount that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 outlines a fair value hierarchy that is used to determine the value to be reported. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

Level 1	–	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	–	Quoted prices for similar instruments in active markets, quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3	–	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Such valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

Non-Marketable Securities

The measurement of non-marketable investments is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies and limited liability company interests included in other assets. Certain investments in non-marketable securities are initially carried at cost unless there are third-party transactions evidencing a change in value. For certain other investments in non-marketable investments we adjust their carrying value by applying the equity method of accounting pursuant to APB 18. Under the equity method the investor recognizes its share of the earnings and losses of an investee in the periods for which they are reported by the investee in its financial statements. The assets included in this section represent limited liability companies that are service providers and whose value is affected by nonfinancial components. In addition, if and when available, management considers other relevant factors relating to non-marketable investments in estimating their value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment—such as conversion features—among others.

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

Results of Operations

Specialist and Market-Making Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2008	2007
Revenues:
Net gain on principal transactions	$59,482	$48,895	21.7%
Commissions and other fees	5,270	6,038	(12.7)
Net loss on investments	(75,165)	(4,705)	1,497.6
Interest income	27,912	61,623	(54.7)
Other	(35)	(190)	(81.6)

Total segment revenues	17,464	111,661	(84.4)
Interest expense	30,925	70,206	(56.0)

Revenues, net of interest expense	(13,461)	41,455	(132.5)
Operating expenses	38,875	35,561	9.3

(Loss) income before taxes	$(52,336)	$5,894	(988.0)%

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

Additionally, a significant component of the overall trading revenues is revenue generated by our Specialist and Market-Making segment consisting primarily of interest earned in securities lending transactions and inventory financing in connection with our trading in options, futures and ETFs which is aggregated with interest income and interest expense, respectively. These revenues are primarily affected by changes in share volume traded and fluctuations in prices of stocks, rights, options, ETFs and futures in which we are the specialist or in which we make a market.

Net gain on principal transactions represents trading gains net of trading losses and certain exchange imposed trading activity fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures.

Commissions and other fees revenue generated by our Specialist and Market-Making segment consists primarily of fees earned by our cash equity specialists for providing liquidity on the NYSE and, through July 9, 2007, for executing limit orders on the AMEX. The other fees in this line item are related to a specialist liquidity provision payment (the “LPP”) program implemented on September 1, 2007, which varies month-to-month depending on our principal trading activities on the NYSE and an interim “specialist allocation pool” payment to us in the amount of $2.1 million per month by the NYSE for the period from December 2006 through August 2007. The new LPP system involves a two tier fee structure based on (1) the firms’ proportional share of 100% of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer, and (2) a subjective allocation from the NYSE of the “LPP pool” which consists of 25% of the NYSE’s listed stock transaction revenue on matched volume. This monthly payment, in the aggregate, has been approximately $1.7 million for each of the first three months of 2008.

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

Three Months Ended March 31, 2008 Compared to March 31, 2007

Net gain on principal transactions for the first quarter of 2008 increased mainly as the result of stronger performance in our market-making businesses. Our cash equities specialist business also achieved its strongest quarter revenue growth in the first quarter of 2008 with its highest net trading revenues since the NYSE’s implementation of the HYBRID market.

Commission and other fees revenue during the first quarter of 2008 decreased compared to the first quarter of 2007 as the result NYSE’s rule change, in September 2007, implementing the two tiered Liquidity Provision Payment (“LPP”) from the fixed specialist allocation pool payment. The LPP payment amounted to approximately $5.3 million for the first quarter of 2008.

Net loss on investments is mainly the result of the unrealized loss on our NYX shares of $72.9 million, net of a valuation allowance for transfer restrictions, which represents the decline in the fair value of the NYX shares since December 31, 2007. Comparatively, for the first quarter of 2007 the unrealized loss from the decrease in the fair value of the NYX shares, net of a valuation allowance for the transfer restrictions, was $4.2 million.

Interest income decreased primarily due to decreased trade finance interest income from stock borrow activity and lower interest rates during the first quarter of 2008 as compared to the first quarter of 2007. During the first quarter 2008, the U.S. Federal Reserve Bank reduced the overnight lending rate by 200 basis points.

Interest expense decreased primarily as a result of decreased inventory financing costs relating to a decrease in our positions and lower interest rates relating to inventory financing costs such as margin interest.

Institutional Brokerage Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2008	2007
Revenues:
Net gain on principal transactions	$562	$24	2,241.7%
Commissions and other fees	4,739	6,723	(29.5)
Net loss on investments	(6,096)	(321)	1,799.1
Interest income	60	1,111	(94.6)
Other	95	30	216.7

Total segment revenues	(640)	7,567	(108.5)
Interest expense	6	579	(99.0)

Revenues, net of interest expense	(646)	6,988	(109.2)
Operating expenses	5,864	8,263	(29.0)

Loss before taxes	$(6,510)	$(1,275)	410.6%

Our Institutional Brokerage segment’s commission revenue for 2007 includes fees charged to customers for execution, clearance (through June 8, 2007) and direct-access floor brokerage activities.

Net (loss) gain on investments reflects the aggregated revenues generated from our investments in restricted and unrestricted NYX shares and other investments not derived specifically from institutional brokerage activities.

Three Months Ended March 31, 2008 Compared to March 31, 2007

Net gain on principal transactions increased as a result of LFS trading and market-making activity in OTC Bulletin Board and Pink Sheet securities that began in May 2007.

Commission revenues decreased as a result of reduced trade volume for direct-access and institutional customers.

Net loss on investments is directly related to a decrease in the share price of NYX stock during the first quarter of 2008.

Both interest income and interest expense decreased as a result of LFS ceasing its clearing business in June 2007. There are currently no stock borrow or stock loan transactions.

Operating expenses decreased mainly due to the outsourcing of the clearing process to a third party beginning on June 8, 2007. To a lesser extent, trading costs are lower due to lower transaction volumes in 2008.

Other Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2008	2007
Interest	$1,954	$1,923	1.6%
Net gain (loss) on investments	(28)	170	(116.5)
Other	233	284	(18.0)

Total segment revenues	2,159	2,377	9.2
Interest expense	10,745	12,939	(17.0)

Revenues, net of interest expense	(8,586)	(10,562)	(18.7)
Operating expenses	4,000	3,051	31.1

Loss before taxes	$(12,586)	$(13,613)	(7.5)%

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

Interest expense mainly relates to the effective yield on our public debt inclusive of our debt issuance costs.

Operating expenses mainly relate to finance, accounting, tax, legal, treasury and human resource expenditures as well as related insurance and corporate governance costs and fees.

Three Months Ended March 31, 2008 Compared to March 31, 2007

Net gain (loss) on investments increased as a result of an increase in the gains on our non-marketable investments.

Other revenues increased primarily as a result of the partial sale of one of our non-marketable investments under an agreement entered into by the investment with a new investor.

Interest expense decreased as a result of the early extinguishment of a portion of our public debt.

Operating expenses increased primarily as a result of costs related to the early extinguishment of a portion of our public debt in the amount of $0.9 million and increased legal and professional fees offset by lower insurance and compensation expenses.

Our Operating Expenses

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2008	2007
Expenses:
Employee compensation and related benefits	$28,530	$24,122	18.3%
Exchange, clearing and brokerage fees	10,658	9,054	17.7
Lease of exchange memberships and trading license fees	427	682	(37.4)
Depreciation and amortization	890	3,511	(74.7)
Loss on early extinguishment of debt	886	—	100.0
Other	7,348	9,506	(22.7)

Total expenses before taxes	48,739	46,875	4.0
(Benefit) provision for income taxes	$(31,195)	$(3,439)	807.1%

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

Other operating expenses primarily are comprised of occupancy costs, such as office space and equipment leases and utilities, communications costs, insurance, professional, legal and consulting fees and restructuring costs.

Three Months Ended March 31, 2008 Compared to March 31, 2007

Employee compensation and related benefits increased as a result of our incentive and bonus compensation being higher than the prior year based on improved trading results offset by a reduction of base salaries and related benefit costs due to a decrease in headcount.

Exchange, clearing and brokerage fees increased primarily as a result of an agreement on prior year exchange fees paid in the first quarter 2008.

Lease of exchange memberships and trading license fees decreased due to the reduced headcount in our cash equity specialist operations, which resulted in a decrease of the number of our NYSE trading licenses, and a decrease in the monthly fee per license.

Depreciation and amortization of intangibles decreased as a result of the elimination of amortization related to our specialist stock list due to impairment in 2007.

The decrease in other operating expenses was due to decreases in legal fees, insurance, occupancy and communications.

Our income tax benefit in the first quarters of 2008 and 2007 mainly reflects the benefit from the NYX share value reduction.

Liquidity and Capital Resources

As of March 31, 2008, we had $4,126.1 million in assets, of which $459.1 million consisted of cash and short-term investments, primarily in government obligations maturing within three months, cash and securities segregated under federal regulations. To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of March 31, 2008, our most significant long-term indebtedness was the $169.1 million aggregate principal amount of our outstanding senior notes that mature in May 2009 and the $209.9 million aggregate principal amount of our outstanding senior notes that mature in May 2012. In the first quarter of 2008, we purchased and cancelled $30.8 million of our outstanding 9 1/2% senior notes due 2009 and $50.1 million of our 11% senior notes due 2012 in open market transactions. Our Board of Directors has approved a redemption of all of the remaining outstanding 9 1/2% senior notes due 2009, in the aggregate principal amount of $169.1 million, at a redemption price of 102.375%, plus accrued and unpaid interest thereon, pursuant to the optional redemption provisions of the indenture governing the notes. The Company expects the redemption to be completed on or about May 23, 2008. As a result of this impending redemption, the $169.1 million aggregate principal amount of our 9 1/2% Senior Notes due 2009 are now classified as short-term indebtedness.

At March 31, 2008, our net cash capital position was $362.5 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $252.0 million.

	($ millions)
	3/31/2008	3/31/2007
Cash Capital Available:
Stockholders’ equity	$489.1	$870.8
Subordinated debt	4.7	5.7
Short term debt < 1 year	169.1	—
Long term debt > 1 year	209.9	459.8
Other holding company liabilities	46.1	50.1

Total cash capital available	$918.9	$1,386.4

Cash Capital Required:
Regulatory capital (1)	$40.2	$314.9
Working capital	165.9	171.0
NYX unrestricted shares	128.7	—
Illiquid assets/long-term investments (2)	208.1	718.9
Subsidiary intercompany	13.5	4.2

Total Cash Capital Required	$556.4	$1,209.0

Net Cash Capital	$362.5	$177.4

(1)	In February 2008, our regulatory capital was reduced by $200.0 million by means of a dividend to our holding company following the 75% reduction of the NLA specialist capital requirement
(2)	In June 2007, our company impaired $335.3 million of stock listing right intangibles and $164.1 million of goodwill assets.

“Cash Capital Available” is mainly comprised of stockholders’ equity, long term debt, subordinated debt and other liabilities of our parent holding company which, in the aggregate, constitute the currency used to purchase our assets and provide our working capital. This amount will principally be affected as debt matures or is refinanced and as earnings are retained or paid as dividends. “Cash Capital Required” mainly consists of the assets used in our businesses. Regulatory capital is defined as capital required by the SEC and applicable exchanges to be maintained by broker-dealers. It is principally comprised of cash, net equities, other investments and net receivables from other broker-dealers. Working capital constitutes liquid assets provided to our subsidiaries in excess of the required regulatory capital. Illiquid assets and long term investments are mainly comprised of exchange memberships, intangible assets, such as goodwill, tradename, deposits, deferred taxes and non-marketable investments. “Net Cash Capital” is considered to be the excess of Cash Capital Available over Cash Capital Required, or “free cash,” which we can utilize to fund our business needs.

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of March 31, 2008, we have identified the following alternative funding measures to support future debt maturity requirements:

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

Alternative Funding Measures
$ millions
Net cash capital	$362.5
Tax refund (4)	11.0
Unrestricted NYX shares (1) (2)	46.4
Excess regulatory capital at subsidiaries (3)	54.8
Restricted NYX shares (1) (2)	40.6

Total cash available from alternative funding measures	$515.3

(1)	Computed on an after-tax basis and after a $34.8 million reduction for NYX shares used as regulatory capital.
(2)	Based on NYX price of $61.71 per share on March 31, 2008.
(3)	Subject to regulatory approval prior to distribution to the holding company.
(4)	The Company proactively filed a NOL carryback claim with an accelerated direct deposit request in April 2008.

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

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and, historically, has been structured within the context of two significant debt tranches with a significant spread of years between maturities (mid-term and long-term). In 2004, we strategically negotiated debt terms of two series of senior notes maturing in 2009 and 2012 for the significant portion of our outstanding debt. This senior debt has call provisions which have allowed pre-maturity retirements as early as 2008. The debt tranches have had available maturities and calls over the six-year period 2008 through 2012 to allow us maximum flexibility in satisfying the debt maturities with payments and/or sufficient time to refinance the long-term debt as required.

In taking advantage of these call opportunities and flexibility, our board of directors has approved a redemption of all of its remaining outstanding 9 1/2% senior notes due 2009, in the aggregate principal amount of $169.1 million, at a price of 102.375%, plus accrued and unpaid interest thereon, pursuant to the optional redemption provisions of the indenture governing the notes. The redemption is expected to be completed on or about May 23, 2008. Following the redemption, approximately $210.0 million of the Company’s 11% Senior Notes due 2012 will remain outstanding under the indenture and our annual interest expense related to those remaining outstanding senior notes going forward is expected to be approximately $23.1 million. The following chart profiles our long-term debt maturities as of March 31, 2008, giving prospective effect to the approved redemption described above.

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock. As of March 31, 2008, our consolidated fixed charge coverage ratio, as defined, was 1.63:1, which means we currently cannot make any “restricted payments,” other than repurchasing our outstanding senior notes and any “restricted payments” up to an aggregate of $15.0 million over the life of the indenture. Even though our fixed charge coverage ratio is below 2.00:1, we are still in compliance with all our covenants under the indenture. Under the debt covenants, the Company believes that upon redemption of the remaining 9.5% notes, the fixed charge coverage ratio should increase above 2.00:1 on a pro-forma basis once the debt call is executed in May 2008.

During any quarterly period our fixed charge ratio is above 2.00:1, the indenture governing our outstanding senior notes enable us to make cumulative “restricted payments” in an amount that is not greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million. If our cumulative “restricted payments” since May 18, 2004 at any time exceeds this restricted payment calculation, we will not be able to make any additional restricted payments. However, this calculation is recomputed each quarterly calendar period as allowed under the covenants. As of March 31, 2008, 50% of our cumulative consolidated net income since July 1, 2004 was $68.2 million, and we had received approximately $1.4 million upon the exercise of options since July 1, 2004. In total, the Company has an available restricted payment allowance of approximately $84.6 million. As explained above, however, as of March 31, 2008 and until we complete the redemption of our 9 1/2 % Senior Notes due 2009, our “fixed charge coverage ratio” is below 2.00:1. Accordingly, until we complete the redemption, we are unable to make restricted payments greater than the $15.0 million “basket” described above. Upon completion of the redemption, however, we will be entitled to make restricted payments up to $68.2 million pursuant to the calculation described above. Although we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent this covenant will prevent or limit us from making restricted payments in the future.

As set forth in the tables above, the indenture governing our outstanding senior notes permits us to redeem some or all of the senior notes due 2009 on or after May 15, 2007 and some or all of the senior notes due 2012 on or after May 15, 2008 at varying redemption prices, depending on the date of redemption. In addition, under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase outstanding senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Any time we repurchase our outstanding senior notes, our fixed-term interest payments are correspondingly reduced. For example, in January and February 2008, we repurchased an aggregate of $30.7 million aggregate principal amount of our outstanding 9 1/2% Senior Notes due 2009, of which $24.9 million were purchased at below par and $5.8 million were repurchased at 102%. We also repurchased an aggregate of $50.1 million aggregate principal amount of our outstanding 11% Senior Notes due 2012, all of which were below par. These purchases of our outstanding senior notes resulted in annual interest savings of approximately

$8.4 million. Upon completion of the redemption of out remaining $169.1 million in Senior Notes due 2009, we expect to recognize annual interest savings of approximately $16.1 million. To the extent we repurchase any remaining outstanding 11% Senior Notes due 2012 in connection with future corporate strategic initiatives, our fixed-term interest payments would be correspondingly reduced.

As of March 31, 2008, the subordinated indebtedness of LaBranche & Co. LLC aggregated $4.7 million. This subordinated debt is comprised of senior subordinated notes and junior subordinated notes, which mature on various dates between June 2008 and April 2009 and bear interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 of each of 2004, 2005, 2006, 2007 and 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in each of June 2004, 2005, 2006 and 2007. LaBranche & Co. LLC may prepay, at a premium, all or any part of such senior subordinated notes at any time, provided that the amount prepaid is not less than 5.0% of the aggregate principal amount of such senior subordinated notes then outstanding. Upon the occurrence of a change of control, LaBranche & Co. LLC may, but is not required to, make one irrevocable separate offer to each holder of the senior subordinated notes to prepay all the senior subordinated notes then held by that holder. The occurrence of a change of control also constitutes an event of acceleration under the senior subordinated notes. Our outstanding junior subordinated notes in the aggregate principal amount of $1.7 million as of March 31, 2008 have automatic rollover provisions, which extend their maturity for an additional year, unless we provide at least seven months advance notice of our intention not to renew at maturity. LaBranche & Co. LLC is entitled to prepay—with written consent from the NYSE—the junior subordinated notes without penalty under the terms of the agreements relating thereto. In April 2008, we repaid at maturity $800,000 of the remaining $1.7 million in junior subordinated notes plus accrued and unpaid interest thereon. It is the intention of the company to repay the subordinated debt as the various notes become due over the next twelve months.

Below is a table providing future redemption and repayment opportunities with respect to the above-described debt pursuant to the terms thereof (as of March 31, 2008):

Debt	Interest Rate	Remaining Principal at 3/31/08		Maturity Date	Call Opportunities
Senior Notes due 2012	11.0%	$209.9 million	(3)	May 15, 2012	May 15, 2008 first call is at 105.50% (2)
Senior Notes due 2009	9.5%	$169.1 million	(3)	May 15, 2009	May 15, 2008 call is at 102.375% (2)
Senior Subordinated Notes(1)	7.69%	$3.0 million		June 3, 2008	None - will be paid at maturity
Junior Subordinated Notes	10.0%	$1.7 million		Automatic Renewal	None - Requires six-month notice or mutual consent of the note holder to redeem

Total		$383.7 million	(3)

(1)	The $3.0 million must be paid in June 2008 (with interest).
(2)	The redemption premium is reduced by one-half each subsequent May 15.
(3)

In the first quarter of 2008, we purchased and cancelled $30.8 million of our outstanding 9 1/2% Senior Notes due 2009, $50.1 million of our 11% Senior Notes due 2012 in open market transactions and redeemed $1.0 million of the junior subordinated notes due March 31, 2008. Our board of directors approved a redemption of all the remaining 9 1/2% Senior Notes due 2009, which is expected to be completed on or about May 23, 2008.

As of March 31, 2008 and December 31, 2007, we had a tax receivable of $12.5 million and $11.8 million, respectively, which mainly relates to a Federal NOL carryback claim for 2007. The Company has proactively filed for a carry-back claim for the 2007 NOL in the amount of $11.0 million and anticipates a quick refund in the next quarter.

The Company anticipates that it will have free cash of at least $180 million after satisfaction of the scheduled debt servicing payments on May 15, 2008, executing the call opportunity on the remaining 9.5% Senior Notes on May 23, 2008 and including the tax refund claim filed in April. The Company also anticipates a significant portion of the cash remaining at the cash equities specialist business to be available and resourced as free cash when the final restrictions are removed in March 2009.

Our “Other liabilities” of $11.6 million reflected on the accompanying 2008 consolidated statement of financial condition are principally comprised of tax contingencies pursuant to FIN 48. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of March 31, 2008, LaBranche & Co. LLC’s net capital, as defined, was $90.0 million, which exceeded the minimum requirements by $89.6 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA, their position requirement. As of March 31, 2008, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $72.3 million, and its actual NLA, as defined, was $88.8 million. As of December 31, 2007, LaBranche & Co. LLC’s minimum required dollar amount of NLA, as defined, was $276.2 million and its actual NLA, as defined, was $300.1 million. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates.

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $0.25 million for each one tenth of one percent (.1%), prior to February 2008 the first component was equal to $1.0 million for each one tenth of one percent (.1%), of the aggregate NYSE transaction dollar volume in a cash equities specialist organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. The second component is calculated either by multiplying the average haircuts on a specialist organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other specialists’ respective percentages of overall NYSE transaction dollar volume.

In February 2008, the SEC approved, with immediate effect, an approximate 75% reduction in the required NLA that need to be maintained by cash equity specialists to transact business on the NYSE. This resulted in a reduction of our required NLA by approximately $205.0 million, of which $200.0 million has been moved to our holding company for other current or future corporate purposes. Pursuant to these NLA rules, LaBranche & Co LLC is entitled to use unrestricted shares of NYX stock as NLA, instead of cash for regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of March 31, 2008 includes approximately $51.3 million in NYX shares (after the risk-based haircuts). Since our $205.0 million NLA reduction was implemented in February 2008, the majority of the amended NLA requirement can be met by the NYX shares held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to declare a dividend distribution of $200.0 million to us, which was paid in February and March 2008, and which left LaBranche & Co. LLC with $16.5 million in cash as a cushion over and above the NYX shares used to satisfy the continuing NLA requirement.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of March 31, 2008 and December 31, 2007, LFS’ net capital, as defined, was $34.9 million and $16.6 million, respectively, which exceeded minimum requirements by $33.9 million and $15.6 million, respectively.

As a clearing broker-dealer, LFS also is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of April 2, 2008, to comply with its March 31, 2008 requirement, cash and U.S. Treasury Bills in the amount of $1.3 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.6 million. As of January 3, 2008, to comply with its December 31, 2007 requirement, cash and U.S. Treasury Bills in the amount of $1.6 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.2 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. As of March 31, 2008 and December 31, 2007, LSP’s net capital, as defined, was $101.5 million and $62.6 million, respectively, which exceeded minimum requirements by $99.8 million and $60.9 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .25 to 1 and .41 to 1, respectively.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2008 and December 31, 2007, LSPD’s net capital, as defined, was $2.9 million and $3.0 million, respectively, which exceeded its minimum requirement by $2.9 million and $3.0 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on those dates was .00 to 1 and ..01 to 1, respectively.

As a registered broker dealer, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of March 31, 2008 Tier 1 capital, as defined, was $29.6 million which exceeded the total variable capital requirement by $11.5 million. At December 31, 2007 Tier 1 capital, as defined, was $14.2 million which resulted in a deficit of $1.2 million. The December 31, 2007 calculation did not include accumulated profits for the year ended December 31, 2007 which was in excess of the deficit. With those results now audited they can be included in Tier 1 regulatory capital. In addition, the Company had injected an additional $9.9 million of share capital in January 2008 further enhancing regulatory capital.

As a licensed corporation registered under the Hong Kong Securities and Futures Ordinance, LSPH is also subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at March 31, 2008 and December 31, 2007) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at March 31, 2008 and December 31, 2007) and the variable required liquid capital as defined in the FRR. The company monitors its compliance with the requirements of the FRR on a daily basis. As of March 31, 2008 and December 31, 2007, LSPH’s liquid capital, as defined was $0.5 and $0.7 million, respectively, which exceeded its minimum requirements by $0.1 and $0.3 million, respectively.

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

Cash Flows

Our cash and cash equivalents decreased $46.8 million to $457.8 million at the end of the first quarter of 2008. The decrease was primarily the result of the aggregate net effects of $81.8 million repayment of debt and $0.6 million for capital asset additions offset by $35.6 million net increase from operating activities comprised of cash flow of $10.0 million from operating income and a $25.6 million increase in working capital.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing. The following table sets forth the credit ratings on our registered outstanding senior notes as of March 31, 2008:

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

Contractual Obligations

During the first three months of 2008, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2007, as described in our 2007 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Due to regulatory requirements that prescribe communication barriers between our broker-dealer subsidiaries, we employ different compliance risk management procedures at each such subsidiary. These risk processes are set forth below:

Our Cash Equities Specialist Risk Management Process

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

Specialists. Our specialists conduct electronic and, at times, manual auctions of our specialist stocks based upon the conditions of the marketplace. In doing so, specialists observe our risk management procedures and trading guidelines in tandem with their responsibility to create and maintain a fair and orderly market. Specialists promptly notify a floor captain of any unusual situations or market conditions requiring a deviation from our procedures and guidelines

On-Floor Compliance Officer. We also have an on-floor compliance officer that monitors the specialists’ compliance with NYSE rules throughout the day on an ad hoc basis. The on-floor compliance officer reports his findings and on general on-floor compliance initiatives on a daily basis to our equity specialist unit’s Chief Compliance Officer and Chief Executive Officer and provides summary updates of these efforts to the Corporate Compliance Committee on a monthly basis. In addition, we have at least one trading assistant at each post on the NYSE floor who is compliance-registered and able to review trading activities to monitor compliance with rules. Many of our compliance and risk management activities flow from the efforts of our on-floor compliance initiative.

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

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our specialist and market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2007	$(5,193)	$(443)	$0	$3,903	$12,259
March 31, 2008	$(3,331)	$(897)	$0	$4,295	$24,456

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2007	$(1,930)	$(643)	$643	$1,930
March 31, 2008	$7,398	$2,466	$(2,466)	$(7,398)

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

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of March 31, 2008, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business.

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

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	–15.0%	–5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2007	$(53)	$(18)	$0	$18	$53
March 31, 2008	$(113)	$(37)	$0	$37	$113

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings since the March 17, 2008 filing of the 2007 Form 10-K, except as follows:

Sternlicht Demand. On April 17, 2008, our board of directors determined that pursuit by LaBranche & Co Inc. of the litigation demanded would not serve the best interests of us or our stockholders.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2007 Form 10-K and above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2007 Form 10-K and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2007 Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes in the Risk Factors disclosed in our 2007 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.	Other Information.

We have included in this Form 10-Q filing, and from time to time our management may make, statements which may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. Our quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect actual results, including a decrease in trading volume on the exchanges on which we operate, changes in volatility in the equity and others securities markets and changes in the value of our securities positions. As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price. An investment in us involves various risks, including those mentioned above and those that are detailed from time to time in our SEC filings.

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

All other items of this report are inapplicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2008	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.