Form 10-Q
period 2008-06-30
LABRANCHE & CO INC
filed 2008-08-11
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of the registrant’s common stock outstanding as of August 8, 2008 was 61,993,216.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Net gain on principal transactions	$44,917	$64,014	$105,097	$112,933
Commissions and other fees	9,950	11,927	19,959	24,688
Net loss on investments	(36,344)	(53,673)	(117,769)	(58,528)
Interest income	17,469	67,348	47,394	132,005
Other	1,110	1,158	1,403	1,282

Total revenues	37,102	90,774	56,084	212,380
Interest expense:
Debt	8,504	12,726	19,367	25,521
Inventory financing	20,808	79,230	51,620	150,159

Total interest expense	29,312	91,956	70,987	175,680

Total revenues, net of interest expense	7,790	(1,182)	(14,903)	36,700

EXPENSES:
Employee compensation and related benefits	19,594	24,188	48,124	48,086
Exchange, clearing and brokerage fees	9,743	10,597	20,401	19,651
Lease of exchange memberships and trading license fees	416	630	843	1,312
Depreciation and amortization	907	3,617	1,797	7,129
Goodwill impairment	—	164,100	—	164,100
Specialist stock list impairment	—	335,264	—	335,264
Restructuring costs	—	849	—	1,073
Early extinguishment of debt	5,119	—	6,005	—
Other	6,923	10,059	14,271	19,565

Total expenses	42,702	549,304	91,441	596,180

Loss before benefit for income taxes	(34,912)	(550,486)	(106,344)	(559,480)
BENEFIT FOR INCOME TAXES	(13,571)	(181,542)	(44,766)	(184,981)

Loss applicable to common stockholders	$(21,341)	$(368,944)	$(61,578)	$(374,499)

Weighted-average common shares outstanding:
Basic	61,993	61,471	61,924	61,370
Diluted	61,993	61,471	61,924	61,370
Loss per share:
Basic	$(0.34)	$(6.00)	$(0.99)	$(6.10)
Diluted	$(0.34)	$(6.00)	$(0.99)	$(6.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	June 30, 2008	December 31, 2007 (1)
ASSETS	(unaudited)	(audited)
Cash and cash equivalents	$276,877	$504,654
Cash and securities segregated under federal regulations	1,191	1,573
Receivable from brokers, dealers and clearing organizations	356,979	343,729
Financial instruments owned, at fair value	3,681,377	4,267,395
Commissions and other fees receivable	—	23
Exchange memberships owned, at adjusted cost (market value of $8,258 and $7,790, respectively)	1,315	1,315
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $12,650 and $10,990, respectively	16,821	17,652
Intangible assets:
Trade name	25,011	25,011
Goodwill	84,218	84,218
Income tax receivable	2,416	11,802
Other assets	36,651	41,219

Total assets	$4,482,856	$5,298,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$181,157	$104,759
Payable to customers	36	93
Financial instruments sold, but not yet purchased, at fair value	3,529,085	4,062,995
Accrued compensation	25,844	16,729
Accounts payable and other accrued expenses	29,464	36,980
Other liabilities	12,277	12,583
Deferred tax liabilities, net	26,132	71,024
Short term debt	—	5,700
Long term debt	209,888	459,811

Total liabilities	4,013,883	4,770,674

Commitments and contingencies
Common stock, $.01 par value, 200,000,000 shares authorized; 61,993,216 and 61,490,638 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	620	615
Additional paid-in capital	700,407	699,099
Accumulated other comprehensive income (loss)	332	(989)
Accumulated deficit	(232,386)	(170,808)

Total stockholders’ equity	468,973	527,917

Total liabilities and stockholders’ equity	$4,482,856	$5,298,591

(1)	Certain of the Company’s December 31, 2007 balances have been reclassified to conform to the presentation in the current period, deferred tax assets were netted against deferred tax liabilities. This reclassification did not affect stockholders’ equity or earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(000’s omitted)

	Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss)/Income	Total
	Shares	Amount
BALANCE, December 31, 2006	60,734	$607	$694,434	$179,666	—	874,707

Net loss	—	—	—	(350,474)	—	(350,474)
Other comprehensive income:
Cumulative translation adjustment, net of taxes	—	—	—	—	(989)	(989)

Comprehensive income						(351,463)

Issuance of restricted stock, shares for option exercises and related compensation, including excess tax benefit of $99 thousand	757	8	4,665	—	—	4,673

BALANCE, December 31, 2007	61,491	$615	$699,099	$(170,808)	(989)	527,917

Net loss	—	—	—	(61,578)	—	(61,578)
Other comprehensive income:
Cumulative translation adjustment, net of taxes	—	—	—	—	1,321	1,321

Comprehensive income						(60,257)

Issuance of restricted stock, shares for option exercises and related compensation	502	5	1,308	—	—	1,313

BALANCE, June 30, 2008	61,993	$620	$700,407	$(232,386)	332	468,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,578)	$(374,499)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,797	7,129
Amortization of debt issuance costs and bond discount	814	997
Charge on early extinguishment of debt	6,005	—
Stock-based compensation expense	2,109	2,661
Deferred tax benefit	(44,892)	(180,130)
Goodwill impairment	—	164,100
Stock list impairment	—	335,264
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	382	3,970
Securities purchased under agreements to resell	—	30,000
Receivable from brokers, dealers and clearing organizations	(13,250)	11,318
Receivable from customers	—	2,421
Financial instruments owned, at fair value	586,018	(560,191)
Commissions and other fees receivable	23	3,530
Income tax receivable	8,590	(4,437)
Other assets	2,767	1,219
Payable to brokers, dealers and clearing organizations	76,398	693,180
Payable to customers	(57)	(4,167)
Financial instruments sold, but not yet purchased, at fair value	(533,910)	(170,693)
Accrued compensation	9,115	6,967
Accounts payable and other accrued expenses	(7,516)	(7,353)
Other liabilities	(306)	(42)
Excess tax benefit from vesting of stock based compensation	—	(99)

Net cash provided by (used in) operating activities	32,509	(38,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(966)	(2,305)
Payments for purchases of exchange memberships	—	(1)
Proceeds from sale of business unit	—	2,250

Net cash used in investing activities	(966)	(56)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of short term debt	(5,700)	(17,338)
Early extinguishment of long term debt	(249,923)	—
Premium on early extinguishment of debt	(3,739)	—
Excess tax benefit from vesting of stock based compensation	—	99

Net cash used in financing activities	(259,362)	(17,239)

Effect of exchange rate changes on cash and cash equivalents	42	—
Decrease in cash and cash equivalents	(227,777)	(56,150)
CASH AND CASH EQUIVALENTS, beginning of period	504,654	557,352

CASH AND CASH EQUIVALENTS, end of period	$276,877	$501,202

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$72,701	$179,164
Income taxes	$1,122	$2,268

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

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”). LFS is a registered broker-dealer and a member of the NYSE and other exchanges and primarily provides securities execution and brokerage services to institutional investors. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that was acquired by LSH in April 2006 and is primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations. LSPS has been inactive since October 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain of the Company’s December 31, 2007 statement of financial condition balances have been reclassified to conform to the presentation in the current period. Pursuant to SFAS No. 109 the Company netted its deferred tax assets against deferred tax liabilities by taxing jurisdiction to determine net deferred taxes. This reclassification did not affect previously reported net income before provision for income taxes, net income applicable to common stockholders or stockholders’ equity.

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

The unaudited interim condensed consolidated financial information as of June 30, 2008 and for the three months and six months ended June 30, 2008 and 2007 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to

Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of June 30, 2008 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (the “2007 10-K”). Results of the second quarter 2008 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

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

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current federal, state and local taxes	$1,180	$(7,115)	$126	$(4,851)
Deferred tax (benefit) provision	(14,751)	(174,427)	(44,892)	(180,130)

Total (benefit) provision for income taxes	$(13,571)	$(181,542)	$(44,766)	$(184,981)

Included in the current federal, state and local taxes are foreign taxes of $37 and $1,706 for the three months and six months ended June 30, 2008 respectively. The foreign taxes represent taxes payable to the United Kingdom for LSPE, the Company’s single member private equity company in the UK that is a controlled foreign corporation as of January 1, 2008.

The Company has a $4.1 million federal net operating loss carryforward from 2007 expiring in 2027. In addition, the Company has the following state and city net operating loss carryforwards (000’s omitted):

Year	NYS	NYC	Expiring
2004	$20,549	$18,083	2024
2007	$34,478	$34,681	2027

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of June 30, 2008 and December 31, 2007, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $103.8 million and $306.8 million, respectively, which exceeded the minimum requirements by $103.4 million and $306.4 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was .05 to 1 and .02 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of June 30, 2008 LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $69.8 million and its actual NLA, as defined, was $99.3 million. As of December 31, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined was $276.2 million, and LaBranche & Co. LLC’s actual NLA, as defined was $300.1 million. As of June 30, 2008 and December 31, 2007, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of each of those dates. LaBranche & Co. LLC’s NLA as of June 30, 2008 and December 31, 2007 included approximately $72.1 million and $74.7 million, respectively, in NYX shares (after the risk-based haircuts required to be taken in connection with those securities).

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $0.25 million for each one tenth of one percent (.1%) of the aggregate NYSE transaction dollar volume in a cash equities specialist organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. Prior to February 8, 2008 the first component was equal to $1.0 million for each one tenth of one percent (.1%). The second component is calculated either by multiplying the average haircuts on a specialist organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other specialists’ trading as a respective percentage of overall NYSE transaction dollar volume. In February 2008, pursuant to the SEC approved reduction in the NLA requirement LaBranche & Co. LLC’s NLA requirement was reduced by approximately $205.0 million. The majority of the amended NLA requirement is met by the shares of NYSE Euronext, Inc. common stock (the “NYX shares”) held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to make a dividend distribution of $200.0 million to LaBranche & Co

Inc. in the first quarter of 2008. LaBranche & Co. LLC has approximately $27.2 million in cash and other liquid assets over and above the NYX shares used to meet its continuing NLA requirements. This $27.2 million includes a cushion over and above the required NLA to account for potential fluctuations in LaBranche & Co. LLC’s NLA requirement, as well as fluctuations in the fair value of its NYX shares, as described above.

As a registered broker-dealer and member firm of the NYSE, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of June 30, 2008 and December 31, 2007, LFS’ net capital, as defined, was $33.6 million and $16.6 million, respectively, which exceeded minimum requirements by $32.6 million and $15.6 million, respectively. In February 2008, the Company contributed an additional $20.0 million in capital to LFS in order to enable LFS to conduct increased trading activities in connection with its institutional execution business. A portion of the net capital at LFS is met with the value of the NYX shares held by that broker/dealer.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2008 and December 31, 2007, LSP’s net capital, as defined, was $107.9 million and $62.6 million, respectively, which exceeded minimum requirements by $106.1 million and $60.9 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .25 to 1 and .41 to 1, respectively.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2008 and December 31, 2007, LSPD’s net capital, as defined, was $2.8 million and $3.0 million, respectively, which exceeded its minimum requirements by $2.8 million and $3.0 million, respectively.

As a registered broker dealer, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of June 30, 2008 Tier 1 capital, as defined, was $34.7 million which exceeded the total variable capital requirement by $3.7 million. At December 31, 2007 Tier 1 capital, as defined, was $14.2 million which resulted in a deficit of $1.2 million. The December 31, 2007 calculation did not include accumulated profits for the year ended December 31, 2007 which was in excess of the deficit. With those results now audited they can be included in Tier 1 regulatory capital. In addition, the Company had injected an additional $9.9 million of share capital in January 2008, further enhancing regulatory capital.

As a licensed corporation registered under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at June 30, 2008 and December 31, 2007) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at June 30, 2008 and December 31, 2007) and the variable required liquid capital as defined in the FRR. The company monitors its compliance with the requirements of the FRR on a daily basis. As of June 30, 2008 and December 31, 2007, LSPH’s liquid capital, as defined was $0.9 and $0.7 million, respectively, which exceeded its minimum requirements by $0.5 and $0.3 million, respectively. In addition, the Company had injected an additional $0.5 million of share capital in June 2008 further enhancing regulatory capital.

6.	LOSS PER SHARE

The computations of basic and diluted loss per share are set forth below (000’s omitted, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted loss per share – net loss applicable to common stockholders	$(21,341)	$(368,944)	$(61,578)	$(374,499)
Denominator for basic loss per share – weighted-average number of common shares outstanding	61,993	61,471	61,924	61,370
Dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

Denominator for diluted loss per share – weighted-average number of common shares outstanding	61,993	61,471	61,924	61,370
Loss per share:
Basic	$(0.34)	$(6.00)	$(0.99)	$(6.10)
Diluted	$(0.34)	$(6.00)	$(0.99)	$(6.10)

Options to purchase an aggregate of 1,090,000 and 1,409,389 shares of common stock were outstanding at June 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the 2008 and 2007 second quarters, respectively, 932,564 and 837,184 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

7.	EMPLOYEE INCENTIVE PLANS

SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of SFAS No. 123(R):

The Company sponsors one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units, unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant, except in circumstances where the approval by the compensation committee is contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date is the date is the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Plan recognized during the three and six months ended June 30, 2008 was approximately $1.0 million and $1.8 million compared to $1.0 million and $2.4 million for the same periods in 2007. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2008 compared to $0.4 million and $1.0 million for the same periods in 2007, respectively.

Unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $5.7 million at June 30, 2008 and $4.9 million at December 31, 2007. The cost of these non-vested awards is generally expected to be recognized over period of approximately three years.

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

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal 2009 may not exceed 7,687,500 shares. As of June 30, 2008 and December 31, 2007, 3,284,200 shares and 3,187,613 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

All of the RSUs outstanding as of June 30, 2008 and 2007 require future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs are granted under the Company’s Equity Incentive Plan and vest over varying numbers of years. An employee who receives RSUs does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of an RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2007	1,083,484	$9.44
Granted	—	—
Vested	(444,340)	9.12
Forfeited	(24,997)	9.12

RSUs Outstanding as of March 31, 2008	614,147	$9.68

Granted	692,000	5.55
Vested	—	—
Forfeited	(54,828)	9.43

RSUs Outstanding as of June 30, 2008	1,251,319	$7.41

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying SFAS No. 123(R) as of June 30, 2008, for purposes of determining share-based award expense, RSUs with respect to 1,215,851 shares of the Company’s common stock were expected to vest based on the original shares issued of 3,393,500, with a weighted average price of $7.92 per share.

Stock Options

As of June 30, 2008, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statement of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2007	1,165,000	$23.77
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—

Options Outstanding as of March 31, 2008	1,165,000	$23.77

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(75,000)	27.50

Options Outstanding as of June 30, 2008	1,090,000	$23.51

Options Exercisable as of:
March 31, 2008	1,165,000	$23.77
June 30, 2008	1,090,000	$23.51

The following table summarizes information about stock options outstanding as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	600,000	1.14	$14.00	600,000	$14.00
$31.00 – $40.99	490,000	3.52	$35.15	490,000	$35.15

	1,090,000			1,090,000

No options were exercised during the six months ended June 30, 2008 and June 30, 2007.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Specialist and Market-Making segment operates as a specialist in equities and rights listed on the NYSE, as a specialist in equities, options, ETFs and futures on several exchanges as well as a market-maker in ETFs, futures and options on several exchanges. The Specialist and Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPE, LSPH and LSPD.

The Company’s Institutional Brokerage segment (formerly called the Execution and Clearing segment) provides mainly securities execution and brokerage services to institutional investors, and currently includes the operations of LFS. Until June 8, 2007, the Institutional Brokerage segment also provided securities clearing services to its own customers and customers of introducing brokers, when it outsourced its clearing operations to a major Wall Street financial services firm.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Specialist and Market-Making Segment:
Total Revenues, net of interest expense	$13,486	$6,909	$25	$48,591
Operating expenses	28,761	37,033	67,551	70,056
Goodwill impairment	—	164,100	—	164,100
Specialist stock list impairment	—	335,264	—	335,264
Depreciation and amortization	85	2,721	171	5,487

Loss before taxes	(15,360)	(532,209)	(67,697)	(526,316)

Segment goodwill	84,218	84,218	84,218	84,218
Segment assets	$4,203,195	$4,953,910	$4,203,195	$4,953,910

Institutional Brokerage Segment:
Total, Revenues, net of interest expense	$1,708	$2,295	$1,063	$9,282
Operating expenses	6,354	7,573	12,195	15,771
Depreciation and amortization	13	56	37	121

Loss before taxes	(4,659)	(5,334)	(11,169)	(6,610)

Segment assets	51,824	69,874	$51,824	$69,874

Other:
Total Revenues, net of interest expense	$(7,404)	$(10,386)	$(15,991)	$(21,173)
Operating expenses	1,561	1,715	3,893	3,860
Early extinguishment of debt	5,119	—	6,005	—
Depreciation and amortization	809	842	1,589	1,521

Loss before taxes	(14,893)	(12,943)	(27,478)	(26,554)

Segment assets	$227,837	$276,985	$227,837	$276,985

Total:
Total, Revenues, net of interest expense	$7,790	$(1,182)	$(14,903)	$36,700
Operating expenses	36,676	46,321	83,639	89,687
Goodwill impairment	—	164,100	—	164,100
Specialist stock list impairment	—	335,264	—	335,264
Early extinguishment of debt	5,119	—	6,005	—
Depreciation and amortization	907	3,619	1,797	7,129

Loss before taxes	(34,912)	(550,486)	(106,344)	(559,480)

Goodwill	84,218	84,218	84,218	84,218

Assets	$4,482,856	$5,300,769	$4,482,856	$5,300,769

9.	NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

The Company holds, in aggregate, 3,126,903 NYX shares collectively through its subsidiaries, LaBranche & Co. LLC and LFSL.

On April 4, 2007, the NYSE Group consummated its merger with Euronext N.V. (the “NYSE/Euronext merger”) to form NYSE Euronext, Inc., and the Company’s 3,126,903 shares of NYSE Group, Inc. common stock were exchanged for an equal number of the NYX shares, all of which continue to be owned by LaBranche & Co. LLC and LFSL. Following the NYSE/Euronext merger, the restricted NYX shares continued to be subject to the same restrictions on transfer as had existed before the NYSE/Euronext merger. The restriction with respect to the second tranche of the NYX shares was removed by NYSE Euronext in June 2007. The restriction on the remaining one-third of the Company’s restricted NYX shares will be removed on March 7, 2009, unless removed earlier by the board of directors of NYSE Euronext in its sole discretion.

The Company has accounted for its investment in NYX restricted shares as corporate equities not readily marketable at the estimated fair value of such restricted shares pursuant to SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). At June 30, 2008, the NYSE closing market price for the NYX shares was $50.66 per share as compared to the closing price of NYX shares at March 31, 2008 which was $61.71 per share. This resulted in the Company’s recognition of an unrealized pre-tax loss of $33.2 million for the quarter ended June 30, 2008, which includes the effects of a valuation allowance due to the share restrictions and is included in net loss on investments in the Company’s condensed consolidated statement of operations. There is no valuation allowance on shares without transfer restrictions, which are reported in financial instruments owned, at fair value.

On June 11, 2008, a quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on June 11, 2008. The aggregate dividend payment with respect to the Company’s 3,126,903 NYX shares was $0.9 million in the second quarter of 2008 and is reported in the Company’s other revenues.

10.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	June 30, 2008	December 31, 2007
FINANCIAL INSTRUMENTS OWNED:
Corporate equities, not readily marketable	$48,853	$83,945
Corporate equities	1,690,544	2,016,380
Options	906,119	1,025,670
Exchange-traded funds	793,110	1,000,600
Government and corporate bonds	237,931	138,159
Investment in limited partnerships	4,820	2,641

	$3,681,377	$4,267,395

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$1,661,402	$1,980,040
Options	1,091,574	1,183,884
Exchange-traded funds	714,158	769,094
Government and corporate bonds	61,951	129,977

	$3,529,085	$4,062,995

11.	FAIR VALUE MEASUREMENTS

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

The Company has elected to apply the deferral provisions in FSP No. 157-2 and therefore have only partially applied the provisions of SFAS No. 157. FSP No. 157-2 defers the effective date for the disclosure fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

SFAS No 157 outlines a fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

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

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (000’s omitted):

	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,601,383	$142,834	$—	$1,744,217
Government and corporate bonds	143,466	94,465	—	237,931
Options	890,600	15,519	—	906,119
Exchange-traded funds	658,007	135,103	—	793,110

Total financial instruments owned	$3,293,456	$387,921	$—	$3,681,377
Cash equivalents	190,525	—	—	190,525
Securities segregated under federal regulations	1,189	—	—	1,189

Total assets, at fair value	$3,485,170	$387,921	$—	$3,873,091

LIABILITIES:
Government and corporate bonds	$46,676	$15,276	$—	$61,952
Corporate equities	1,634,369	27,033	—	1,661,402
Options	1,079,875	11,698	—	1,091,573
Exchange-traded funds	362,956	351,202	—	714,158

Total financial instruments sold, not yet purchased	$3,123,876	$405,209	$—	$3,529,085

Determining the fair value of our financial securities was determined from a variety of sources as follows:

For corporate equities and ETFs, fair value was determined by the closing price of the primary exchanges and was included in Level 1 for those that are actively traded. Those classified in Level 2 represent either restricted shares or those not actively traded with quoted market prices.

For government and corporate bonds, the primary source for pricing fixed income instruments is derived from our clearing broker who determines prices through various third party pricing services. The Company confirms these values using independent observable sources. When pricing cannot be confirmed the positions will be valued using broker quotes and included in Level 2.

For options, the fair values are based on the NBBO mid point average. Those included in Level 2 are valued based on broker quotes when a price could not be confirmed due to the security not being actively traded.

12.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 17, 2008 filing of its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”) and the May 12, 2008 filing of its Quarterly Report on Form 10-Q for the first quarter of 2008 (the “First Quarter 10-Q”).

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2007 10-K and First Quarter 10-Q are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2007 10-K and First Quarter 10-Q, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

13.	SUBSEQUENT EVENTS

On June 17, 2008, NYSE Euronext, Inc. and the American Stock Exchange (the “AMEX”) announced that members of the AMEX Membership Corporation (the “AMC”) approved the adoption of the merger agreement between AMC and NYSE Euronext and certain of their subsidiaries. In July 2008, the AMEX submitted proposed rule changes in connection with the trading of AMEX- listed securities following the merger, including on which market each class of securities will trade following the merger. The SEC must still approve the rule changes in connection with the transaction and related AMEX-proposed trading rules before the merger becomes final. We currently unable to estimate how those new rules will affect our operations until they are finalized by the SEC. Under the terms of the merger agreement, NYSE Euronext will pay $260 million in NYSE Euronext common stock for the Amex. In addition, Amex members will be entitled to receive additional shares of NYSE Euronext common stock calculated by reference to net proceeds, if any, from the expected sale of the AMEX’s lower Manhattan headquarters. The Company owns one AMEX seat and, upon consummation of the merger, would be entitled to a pro rata portion of the NYX shares issued in the merger, based on the one seat it owns, plus its pro rata portion of any proceeds from the sale of the AMEX’s lower Manhattan headquarters.

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

Executive Overview

For the second quarter of 2008, our US GAAP net loss was $21.3 million, or $0.34 per share, compared to a net loss of $368.9 million, or $6.00 per share for the same period in 2007. These GAAP earnings were affected by significant unrealized losses of $33.2 million and $54.6 million, in the second quarter of 2008 and 2007, respectively, in connection with the decline in value of our NYX shares, as well as by a $5.1 million pre-tax loss on early extinguishment of our senior indebtedness in the second quarter of 2008 and a non-cash pre-tax impairment charge related to the Company’s goodwill and stock listing rights of $164.1 million and $335.3 million, respectively, in the second quarter of 2007. Excluding these losses in each quarter, our pro-forma net income for the second quarter of 2008 was $1.7 million, or $0.03 per share, compared to pro-forma net income for the second quarter of 2007 of $6.6 million, or $0.11 per share.

Excluding the unrealized losses on our NYX shares in the first half of 2008 and 2007, the tax losses on early extinguishment of our debt in 2008 and the non-cash pre-tax impairment charges in the second quarter of 2008, our pro-forma net income for the first six months of 2008 was $9.5 million, or $0.15 per diluted share, compared to pro-forma net income of $3.4 million, or $0.06 per share, for the first six months of 2007.

As noted in our analysis of cash flows, we generated positive cash of $25.0 million from operating income, the majority of which was derived from our Specialist and Market-Making segment. Our cash equities specialist business over the first six months of 2008 yielded positive results and continue to generate cash. In addition, our specialist and market-making operations outside of our traditional cash equities business also continue to generate strong earnings and continue to represent an increasing percentage of our total company revenues. We continue to believe that new trading venues will grow as the securities markets globalize and converge, and that global securities markets will increasingly interact with each other. As such, our liquidity-providing activities outside the NYSE floor operations are increasingly becoming a major component of our specialist and market-making operations, especially as we continue to rely upon and further develop electronic trading strategies to interact with the global electronic marketplace.

We are also continuing to build our Institutional Brokerage business. Although our Institutional Brokerage segment showed a loss in the second quarter of 2008, we believe much of these results are mainly attributable to start-up costs and our initial facilitation trading results. We have made key hires of sales and position traders that we believe are important to transform our Institutional Brokerage business into a more rounded operation that specializes in a range of high-touch services.

We are actively taking steps to reduce our operating expenses. The largest of these expenses is the interest on our public debt, which was approximately $47.6 million per year until 2008. Following the repurchases and retirement of $249.9 million of our outstanding in the first half of 2008, only $209.9 million of our 11% Senior Notes due 2012 remain outstanding, with a remaining annual interest expense of approximately $23.1 million versus $47.6 million in 2007. Historically, the operating expense related to our outstanding debt has been the negative carry on our debt, which is the interest we pay on our outstanding indebtedness, less the interest income we receive as a result of having that cash on-hand. Prior to the repurchases described above, our negative carry would have been $10.2 million per quarter, based on current short-term interest rates. Following our 2008 repurchases, the negative carry will be reduced to approximately $4.7 million per quarter, based on current short-term interest rates, for the second half of 2008. We also believe that we will have flexibility on our negative carry going forward, as we manage our balance sheet. The repurchase of our public debt also has enabled us to improve our consolidated fixed charge coverage ratio to 3.2:1 at June 30, 2008, which evidences our growing flexibility to strategically utilize our capital by considering a broader spectrum of opportunities.

As we have explained in the past, our ownership of 3,126,903 shares of NYSE Euronext Inc. common stock (the “NYX shares”) resulted from the exchange of our NYSE memberships, or “seats” in connection with the NYSE’s mergers with Archipelago Holdings and Euronext. Before the exchange of our NYSE seats into the NYX shares, we believed that our seat ownership was integral to our position in the industry. Though the value of our NYX shares has been volatile over the past two years, the value of our seats prior to their exchange were volatile as well. Our management will remain flexible regarding our continued ownership of NYX shares, and we currently use a majority of the unrestricted NYX shares, rather than cash, to satisfy our regulatory capital requirements, thereby enabling us to more efficiently deploy our cash working capital. We are also mindful that our ownership of exchange seats and exchange-related securities, such as our NYX shares, have been beneficial to our company over time.

Our balance sheet is strong and very liquid. We believe we have ample capital to maintain and grow our business. We are continuing to concentrate on building our business in London and Hong Kong, in which we see trading opportunities in those markets in ETFs and other derivative products.

The NYSE has filed a proposed rule with the SEC to further change its market model, changing the role of specialists to “designated market makers” who will still provide liquidity, but without some of the negative and affirmative obligations that could, at times, adversely affect our profitability. The purported rule changes would change the timing of when the designated market-maker can see orders, but would provide us more flexibility in trading for our own account. We believe that some of these possible market structure changes would allow us to interact in the market more efficiently and also allow us to benefit from organizational changes and integration, because some of these changes presumably would remove the informational barriers that have caused us to maintain our specialist and market-making businesses as separate broker-dealers. We currently are unable to project if or when any of these market structure changes, or other informational barrier changes will be formally proposed or passed, if at all.

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

Regulation G Reconciliation of Non-GAAP Financial Measures

In evaluating our financial performance as described above in “Executive Overview,” management reviews operating results from operations, which excludes non-operating charges. Pro-forma earnings per share is a non-GAAP (generally accepted accounting principles) performance measure, but we believe that it is useful to assist investors in gaining an understanding of the trends and operating results for our core business. In this report, our pro-forma operating results in the periods presented exclude certain extraordinary and/or non-recurring items, such as, for example, the unrecognized loss on the Company’s NYX shares and the costs associated with the early retirement of our Company’s outstanding senior indebtedness, neither of which are, in management’s belief, reflective of the Company’s day-to-day operating performance or cash generation, and nether of which affect the Company’s actual income or cash. Pro-forma earnings per share should be viewed in addition to, and not in lieu of our reported results under U.S. GAAP.

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented:

	Three Months Ended June 30,
	2008				2007
	Amounts as reported	(1) (2) Adjustments		Pro forma amounts	Amounts as reported	(1) Adjustments		Pro forma amounts
Revenues, net of interest expense	$7,790	$33,206	(1)	$40,996	$(1,182)	$54,618	(1)	$53,436
Total expenses	42,702	(5,119	)(2)	37,583	549,304	(499,364	)(3)	49,940

(Loss) income before (benefit) provision for income taxes	(34,912)	38,325		3,413	(550,486)	553,982		3,496
(Benefit) provision for income taxes	(13,571)	15,330		1,759	(181,542)	178,425		(3,117)

Net (loss) income applicable to common stockholders	$(21,341)	$22,995		$1,654	$(368,944)	$375,557		$6,613

Basic per share	$(0.34)	$0.37		$0.03	$(6.00)	$6.11		$0.11
Diluted per share	$(0.34)	$0.37		$0.03	$(6.00)	$6.11		$0.11

	Six Months Ended June 30,
	2008				2007
	Amounts as reported	(1) (2) Adjustments		Pro forma amounts	Amounts as reported	(1) Adjustments		Pro forma amounts
Revenues, net of interest expense	$(14,903)	$112,452	(1)	$97,549	$36,700	$58,787	(1)	$95,487
Total expenses	91,441	(6,005	)(2)	85,436	596,180	(499,364	)(3)	96,816

(Loss) income before (benefit) provision for income taxes	(106,344)	118,457		12,113	(559,480)	558,151		(1,329)
(Benefit) provision for income taxes	(44,766)	47,383		2,617	(184,981)	180,239		(4,742)

Net (loss) income applicable to common stockholders	$(61,578)	$71,074		$9,496	$(374,499)	$377,912		$3,413

Basic per share	$(0.99)	$1.14		$0.15	$(6.10)	$6.16		$0.06
Diluted per share	$(0.99)	$1.14		$0.15	$(6.10)	$6.16		$0.06

(1)	Revenue adjustment reflects loss in each accounting period, based on the change in fair market value of the Company’s restricted and unrestricted NYX shares at the end of each such period versus the beginning of such period.
(2)	Expense adjustment reflects costs associated with early extinguishment of debt in accounting period.
(3)	Relates to the write-down of the carrying value of the Company’s goodwill and stock listing rights to reflect the results of the Company’s impairment evaluation under SFAS No’s 142 and 144.

New Accounting Developments

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

In February of 2008, the FASB issued FSP FAS 157-2 which delays the effective date of Statement 157 to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually to fiscal years beginning after November 15, 2008. Such items include a) nonfinancial assets acquired and liabilities assumed in purchase business combinations and b) intangible assets and goodwill.

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

In March 2008, the FASB issued FASB Statement No 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133. SFAS 161 amends and expands the disclosures required by SFAS 133 so that they provide an enhanced understanding of 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and 3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for both interim and annual reporting periods beginning after November 15, 2008, with early adoption encouraged. The Company is not subject to SFAS 133 at this time. Since this amendment relates solely to disclosures related to SFAS 133, there is no potential effect on the financial position of the Company.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the six months ended June 30, 2008, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future goodwill impairment testing will not result in impairment charges in subsequent periods.

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

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. During the six months ended June 30, 2008, there were no changes in circumstances that necessitated trade name impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future trade name and stock listing rights impairment testing will not result in impairment charges in subsequent periods.

Financial Instruments

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reported in our consolidated financial statements, at fair value, on a recurring basis. Pursuant to SFAS No. 157, the fair value of a financial instrument is defined as the amount that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date.

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

Non-Marketable Securities

The measurement of non-marketable investments is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies and limited liability company interests and are included in other assets in the condensed consolidated statements of cash flows. Certain investments in non-marketable securities are initially carried at cost, unless there are third-party transactions evidencing a change in value. For certain other investments in non-marketable investments we adjust their carrying value by applying the equity method of accounting pursuant to APB 18. Under the equity method the investor recognizes its share of the earnings and losses of an investee in the periods for which they are reported by the investee in its financial statements. The assets included in this section represent limited liability companies that are service providers and whose value is affected by nonfinancial components. In addition, if and when available, management considers other relevant factors relating to non-marketable investments in estimating their value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment—such as conversion features—among others.

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

Completed Purchases of Outstanding Indebtedness

On May 23, 2008, we completed the optional redemption of all of our remaining outstanding 9 1/2% Senior Notes due 2009, in the aggregate principal amount of $169.1 million, at a redemption price of 102.375%, plus accrued and unpaid interest thereon. The repurchase will result in the reduction of our annual interest expense by approximately $16.1 million. Prior to the optional redemption, in January and February 2008, we also purchased an aggregate of $30.7 million aggregate principal amount of our then-outstanding 9 1/2% Senior Notes due 2009 and $50.1 million aggregate principal amount of our outstanding 11% Senior Notes due 2012. The purchase of the debt resulted in an annual interest savings of approximately $8.4 million. Following the redemption and the above-described January and February 2008 purchases, approximately $209.9 million of our 11% Senior Notes due 2012 remain outstanding under the indenture. Our management and board of directors continue to monitor the opportunities to purchase our remaining outstanding 11% Senior Notes due 2012 at or below the call price.

On June 3, 2008, we extinguished all of our remaining outstanding subordinated debt in the amount of $3.0 million, plus accrued and unpaid interest. Therefore, we no longer have any subordinated debt outstanding as of June 30, 2008.

Results of Operations

Specialist and Market-Making Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2008 vs. 2007 Percentage Change	Six Months 2008 vs. 2007 Percentage Change
(000’s omitted)	2008	2007	2008	2007
Revenues:
Net gain on principal transactions	$44,671	$63,754	$104,153	$112,649	(29.9)%	(7.5)%
Commissions and other fees	3,839	6,145	9,108	12,184	(37.5)	(25.2)
Net loss on investments	(31,308)	(49,267)	(106,472)	(53,972)	(36.5)	97.3
Interest income	15,966	64,323	43,877	125,947	(75.2)	(65.2)
Other	1,181	1,026	1,148	1,061	15.1	8.2

Total segment revenues	34,349	85,981	51,814	197,869	(60.1)	(73.8)
Fixed interest on debt	58	123	176	(23)	(52.8)	(865.2)
Inventory financing	20,805	78,949	51,613	149,301	(73.6)	(65.4)

Revenues, net of interest expense	13,486	6,909	25	48,591	95.2	(99.9)
Goodwill impairment	—	164,100	—	164,100	(100.0)	(100.0)
Specialist stock list impairment	—	335,264	—	335,264	(100.0)	(100.0)
Operating expenses	28,846	39,754	67,722	75,543	(27.4)	(10.4)

Loss before taxes	$(15,360)	$(532,209)	$(67,697)	$(526,316)	(97.1)%	(87.1)%

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

Commissions and other fees revenue generated by our Specialist and Market-Making segment consists primarily of fees earned by our cash equity specialists for providing liquidity on the NYSE and, through July 9, 2007, for executing limit orders on the AMEX. The other fees in this line item are related to a specialist liquidity provision payment (the “LPP”) program implemented on September 1, 2007, which varies month-to-month depending on our principal trading activities on the NYSE and an interim “specialist allocation pool” payment to us in the amount of $2.1 million per month by the NYSE for the period from December 2006 through August 2007. The new LPP system involves a two tier fee structure based on (1) the firms’ proportional share of 100% of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer, and (2) a subjective allocation from the NYSE of the “LPP pool” which consists of 25% of the NYSE’s listed stock transaction revenue on matched volume. This monthly payment, in the aggregate, has been approximately $1.5 million for each of the first six months of 2008.

Net loss on investments reflects the aggregate losses generated from our investments in restricted and unrestricted NYX shares and other investments not derived specifically from specialist and market-making activities.

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

Three Months Ended June 30, 2008 versus June 30, 2007

The decrease in our net gain on principal transactions was attributable to a decline in our option and ETF specialist and market-making principal trading revenue for the three months ended June 30, 2008 as compared to the same period in 2007. This decrease in principal trading revenues was directly related to challenging trading conditions.

Commission and other fees revenue during the second quarter of 2008 decreased as the result of the NYSE rule change in December 2006 implementing the rebate program for certain specialist limit order transactions. In 2007, we received a specialist allocation pool payment in the amount of $2.1 million per month from the NYSE, versus the average monthly commission in the second quarter of 2008 of approximately $1.3 million.

Net loss on investments is mainly the result of the unrealized loss on our NYX shares of $33.2 million, net of a valuation allowance for transfer restrictions, which represents the decline in the fair value of the NYX shares since March 31, 2008.

Interest income decreased primarily due to decreased trade finance interest income from stock borrow activity and lower interest rates during the second quarter of 2008 as compared to the second quarter of 2007.

Other revenue is mainly comprised of our receipt of the second quarterly dividend declared in June 2008 by the NYSE Euronext with respect to its common stock.

Interest expense decreased primarily as a result of decreased inventory financing costs relating to a decrease in our positions and lower interest rates relating to inventory financing costs such as margin interest.

Six Months Ended June 30, 2008 versus June 30, 2007

The decrease in our net gain on principal transactions reflects a decline in our option and ETF specialist principal trading revenue for the six months ended June 30, 2008 as compared to the same period in 2007. This decrease in principal trading revenues was directly related to challenging trading conditions.

Commission and other fees revenue during the first half of 2008 decreased as the result of the NYSE rule change in December 2006 implementing the rebate program for certain specialist limit order transactions. In 2007, we received a specialist allocation pool payment in the amount of $2.1 million per month from the NYSE, versus the average monthly commission in the first half of 2008 of approximately $1.5 million.

Net (loss) gain on investments is directly related to a decrease in the share price of the NYX stock during the second half 2008.

Stock borrow interest decreased mainly due to the decreased trading inventories for our non-cash equities specialist and market-making activities.

Other revenue is mainly comprised of gains on non trading investments and our receipt of the NYSE quarterly dividend declared in June 2007.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2008 vs. 2007 Percentage Change	Six Months 2008 vs. 2007 Percentage Change
(000’s omitted)	2008	2007	2008	2007
Revenues:
Net gain on principal transactions	$246	$260	$944	$284	(5.4)%	232.4%
Commissions	6,111	5,782	10,851	12,504	5.7	(13.2)
Net loss on investments	(4,905)	(4,201)	(11,137)	(4,522)	16.8	146.3
Interest income	161	744	221	1,854	(78.4)	(88.1)
Other	97	32	191	62	203.1	208.1

Total segment revenues	1,710	2,617	1,070	10,182	(34.7)	(89.5)
Inventory financing	2	322	7	900	(99.4)	(99.2)

Revenues, net of interest expense	1,708	2,295	1,063	9,282	(25.6)	(88.5)
Operating expenses	6,367	7,629	12,232	15,892	(16.5)	(23.0)

Loss before taxes	$(4,659)	$(5,334)	$(11,169)	$(6,610)	(12.7)%	69.0%

Our Institutional Brokerage segment’s commission revenue for 2007 includes fees charged to customers for execution, clearance (through June 8, 2007) and direct-access floor brokerage activities.

Net loss on investments reflects the aggregated losses generated from our investments in restricted and unrestricted NYX shares and other investments not derived specifically from institutional brokerage activities.

Three Months Ended June 30, 2008 versus June 30, 2007

Commissions revenue increased primarily as a result of an increase of our institutional execution group’s order-flow and trading volume.

Net loss on investments is directly related to a decrease in the share price of shares of NYX stock during the second quarter of 2008 as well as proprietary trading losses.

Effective June 8, 2007, LFS exited the clearing business. Therefore, there were no more stock borrow/loan transactions generating interest income/expense in 2008.

Six Months Ended June 30, 2008 versus June 30, 2007

Net gain on principal transactions increased as a result of LFS trading and market making activity in OTC Bulletin Board and Pink Sheet securities containing six months of activity in 2008 compared to two months in 2007.

Commissions revenue decreased primarily as a result of a reduction in the number of our direct access customers. This decrease was partially offset by our growing institutional execution business commencing in May 2008 and the increase in commissions order flow in connection with this growing business.

Net loss on investments is directly related to a decrease in the share price of shares of NYX stock during the first six months of 2008 as well as proprietary trading losses.

Effective June 8, 2007, LFS exited the clearing business. Therefore, there were no more stock borrow/loan transactions generating interest income/expense in 2008.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2008 vs. 2007 Percentage Change	Six Months 2008 vs. 2007 Percentage Change
(000’s omitted)	2008	2007	2008	2007
Interest	$1,342	$2,282	$3,296	$4,205	(41.2)%	(21.6)%
Net loss on investments	(131)	(204)	(159)	(34)	(35.8)	367.6
Other	(168)	100	64	159	(268.0)	(59.7)

Total segment revenues	1,043	2,178	3,201	4,330	(52.1)	(26.1)
Fixed interest on debt	8,447	12,564	19,192	25,503	(32.8)	(24.7)

Revenues, net of interest expense	(7,404)	(10,386)	(15,991)	(21,173)	(28.7)	(24.5)
Early extinguishment of debt	5,119	—	6,005	—	100.0	100.0
Operating expenses	2,370	2,557	5,482	5,381	(7.3)	1.9

Loss before taxes	$(14,893)	$(12,943)	$(27,478)	$(26,554)	15.1%	3.5%

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

Three Months Ended June 30, 2008 versus June 30, 2007

Interest revenues decreased primarily as a result of cash balances decreasing by approximately $49.0 million due to the repurchase of our 9.5% outstanding debt offset by return of capital for subsidiaries, as well as decreases in interest rates on our short term investments.

Net loss on investments decreased as a result of decreased losses on our non-marketable investments.

Six Months Ended June 30, 2008 versus June 30, 2007

Interest revenues decreased primarily as a result of cash balances decreasing by approximately $49.0 million due to the repurchase of all our 9.5% and portions of our 11% public debt offset by return of capital for subsidiaries, as well as decreases in interest rates on our short term investments.

Net loss on investments increased as a result of increased losses on our non-marketable investments.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three months 2008 vs. 2007 Percentage Change	Six months 2008 vs. 2007 Percentage Change
(000’s omitted)	2008	2007	2008	2007
Expenses:
Employee compensation and related benefits	$19,594	$24,188	$48,124	$48,086	(19.0)%	0.1%
Exchange, clearing and brokerage fees	9,743	10,597	20,401	19,651	(8.1)	3.8
Lease of exchange memberships and trading license fees	416	630	843	1,312	(34.0)	(35.8)
Depreciation and amortization	907	3,617	1,797	7,129	74.9	(74.8)
Goodwill impairment	—	164,100	—	164,100	(100.0)	(100.0)
Specialist stock list impairment	—	335,264	—	335,264	(100.0)	(100.0)
Restructuring	—	849	—	1,073	(100.0)	(100.0)
Extinguishment of debt	5,119	—	6,005	—	100.0	100.0
Other	6,923	10,059	14,271	19,565	(31.2)	(27.1)

Total expenses	42,702	549,304	91,441	596,180	(92.2)	(84.7)
Benefit for income taxes	$(13,571)	$(181,542)	$(44,766)	$(184,981)	(92.5)%	(75.8)%

Our Specialist and Market-Making segment’s employee compensation and related benefits expense consists of salaries, wages and performance-based compensation paid to our traders and related support staff based on operating results. The employee compensation and related benefits expense associated with our Institutional Brokerage segment consists of salaries, wages and performance-based compensation paid to certain institutional brokerage personnel based on their earned commissions or operating results Performance-based compensation may include cash compensation and stock-based compensation granted to managing directors, trading professionals and other employees.

Exchange, clearing and brokerage fees expense at our Specialist and Market-Making segment consists primarily of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, technology fees, a flat annual fee and execution and clearing fees. Our Institutional Brokerage segment’s exchange, clearing and brokerage fees expense consists of floor brokerage fees paid to direct-access floor brokers, fees paid for executions including those paid to exchanges and ECNs, and fees paid to our clearing firm.

Other operating expenses primarily are comprised of occupancy costs, such as office space and equipment leases and utilities, communications costs, insurance, professional, legal and consulting fees and restructuring costs.

Three Months Ended June 30, 2008 versus June 30, 2007

Employee compensation and related benefits decreased primarily as a result of reduction of headcount and as a result of our bonus and incentive compensation being lower than the prior year based on a decrease in trading results.

Lease of exchange memberships and trading license fees decreased due to the reduced headcount in our cash equity specialist operations, which resulted in a decrease of the number of our NYSE trading licenses, and a decrease in the monthly fee per license.

Depreciation and amortization decreased as a result of the elimination of amortization related to our specialist stock list due to impairment in 2007.

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

Extinguishment of debt expenses are due to the acceleration of debt issuance costs and a call premium on the early retirement of portions of our public debt.

The decrease in other operating expenses was due to decreases in legal fees, insurance, occupancy and communications.

Six Months Ended June 30, 2008 versus June 30, 2007

Employee compensation and related benefits were relatively flat. Incentive and bonus compensation were higher than the prior year based on improved trading results in the first quarter of 2008 offset by a reduction of base salaries and related benefit costs due to a decrease in headcount.

Lease of exchange memberships and trading license fees decreased due to the reduced headcount in our cash equity specialist operations, which resulted in a decrease of the number of our NYSE trading licenses, and a decrease in the monthly fee per license.

Depreciation and amortization decreased as a result of the elimination of amortization related to our specialist stock list due to impairment in 2007.

Goodwill and stock list impairment charges were the result of interim impairment testing triggered by the sale of our AMEX cash equity specialist operations for below carrying value and changing market conditions associated with the HYBRID market.

Restructuring charges were the result of the planned reduction of workforce and related severance costs due to the automation of markets, general cost reductions and the outsourcing of the Institutional Brokerage segment’s clearing operations to a major Wall Street firm in the earlier period.

Extinguishment of debt expenses are due to the acceleration of debt issuance costs and a call premium on the early retirement of portions of our public debt in the current period.

The decrease in other operating expenses was due to decreases in legal fees, insurance, occupancy and communications.

Liquidity and Capital Resources

As of June 30, 2008, we had $4,482.9 million in assets, of which $278.1 million consisted of cash and short-term investments, primarily in government obligations maturing within thirty days and cash and securities segregated under federal regulations. To date, we have financed our operations primarily with retained earnings from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of June 30, 2008, our most significant long-term indebtedness was the $209.9 million aggregate principal amount of our outstanding senior notes that mature in May 2012. In the first quarter of 2008, we purchased and cancelled $30.8 million of our outstanding 9 1/2% senior notes due 2009 and $50.1 million of our 11% senior notes due 2012 in open market transactions. On May 23, 2008 the Company redeemed of all of the remaining outstanding

9 1/2% senior notes due 2009, in the aggregate principal amount of $169.1 million, at a redemption price of 102.375%, plus accrued and unpaid interest thereon, pursuant to the optional redemption provisions of the indenture governing the notes.

At June 30, 2008, our net cash capital position was $188.9 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $267.0 million.

	($ millions)
	6/30/2008	6/30/2007
Cash Capital Available:
Stockholders’ equity	$469.0	$502.9
Subordinated debt	—	5.7
Promissory note	—	8.0
Long term debt > 1 year	209.9	459.8
Other holding company liabilities	34.6	28.8

Total cash capital available	$713.5	$1,005.2

Cash Capital Required:
Regulatory capital (1)	$59.3	$236.6
Working capital	153.1	180.0
NYX unrestricted shares	105.6	153.5
Illiquid assets/long-term investments	198.9	190.1
Subsidiary intercompany	7.7	2.5

Total Cash Capital Required	$524.6	$762.7

Net Cash Capital	$188.9	$242.5

(1)	In February 2008, our regulatory capital was reduced by $200.0 million in connection with the NYSE’s 75% reduction of the NLA specialist capital requirement. This amount was paid as a dividend to our holding company.

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

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of June 30, 2008, we have identified the following alternative funding measures to support future debt maturity requirements:

•	Liquidation of available net invested capital at certain subsidiaries:

•	Reduction of excess capital at LaBranche & Co. LLC to only required NLA (i.e., declare and pay a dividend to the holding company of excess NLA):

•	Further reduction of NLA requirements by the NYSE and SEC: and

•

Our restricted and unrestricted NYX shares, as previously discussed, can be either sold or held as qualifying regulatory capital as their restrictions are removed. If the shares are held as qualifying regulatory capital, cash can be displaced from its current use as NLA capital.

Alternative Funding Measures
$ millions
Net cash capital	$188.9
Unrestricted NYX shares (1) (2)	54.1
Excess regulatory capital at subsidiaries (3)	89.8
Restricted NYX shares (1) (2)	33.7

Total cash available from alternative funding measures	$366.5

(1)	Computed on an after-tax basis and after a $13.3 million reduction for NYX shares used as regulatory capital.
(2)	Based on NYX price of $50.66 per share on June 30, 2008.
(3)	Subject to regulatory approval prior to distribution to the holding company.

Following our 2008 repurchases of senior and subordinated debt, the Company maintains its ability to repurchase in whole or in part the remaining senior notes at any time up to the maturity date without impacting the current operations at any of its trading subsidiaries. Moreover, we anticipate that the final removal of the NYX share restrictions in March 2009 will provide us a level of flexibility in managing debt servicing payments concurrently with the funding of our subsidiaries trading operations.

In addition to the alternative funding measures above, we monitor the maturity profile of our unsecured debt to minimize refinancing risk, and maintain relationships with debt investors and bank creditors. Strong relationships with a diverse base of creditors and debt investors are critical to our liquidity. We also maintain available sources of short-term funding that exceed actual utilization, thus allowing us to accommodate changes in investor appetite and credit capacity for our debt obligations.

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis and, historically, has been structured within the context of two significant debt tranches with a significant spread of years between maturities (mid-term and long-term). In 2004, we strategically refinanced our outstanding indebtedness and created two new series of senior notes maturing in 2009 and 2012 which represented a significant portion of our outstanding debt. On May 23, 2008, the Company redeemed all of its remaining outstanding 9 1/2% senior notes due 2009, in the aggregate principal amount of $169.1 million, at a price of 102.375%, plus accrued and unpaid interest thereon, pursuant to the optional redemption provisions of the indenture governing the notes. Following the redemption, $209.9 million of the Company’s 11% Senior Notes due 2012 remains outstanding under the indenture and our annual interest expense related to those remaining outstanding senior notes going forward is expected to be approximately $23.1 million, excluding debt issuance cost amortization expense. This remaining senior debt has call provisions which have allowed pre-maturity retirements as early as 2008. The debt has available maturities and calls over the five-year period 2008 through 2012 to allow us maximum flexibility in satisfying the debt servicing payments and/or sufficient time to refinance the long-term debt, if necessary.

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock, and this ratio is calculated as of the end of the most recently completed fixed quarter on a trailing four quarter basis. As of June 30, 2008, our consolidated fixed charge coverage ratio, as defined, was 3.2:1. This ratio was impacted by the repurchase of the senior notes during the first half of 2008, because the indenture allows us to deem any indebtedness purchased in the trailing four quarter period as not outstanding throughout the period, thus giving “pro-forma” effect to the consolidated interest expense versus fixed debt.

While our fixed charge ratio is above 2.00:1, the indenture governing our outstanding senior notes enable us to make cumulative “restricted payments” in an amount that is not greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million. If our cumulative “restricted payments” since May 18, 2004 at any time exceeds this restricted payment calculation, we will not be able to make any additional restricted payments. However, this calculation is recomputed each quarterly calendar period as allowed under the covenants in the indenture. As of June 30, 2008, 50% of our cumulative consolidated net income since July 1, 2004 was $59.4 million, and we had received approximately $1.4 million upon the exercise of options since July 1, 2004. In total, therefore, we currently are entitled to make restricted payments of approximately $75.8 million. Although we have not made any restricted payments since May 18, 2004, we cannot be sure if, when or to what extent this covenant will prevent or limit us from making restricted payments in the future.

In April of 2008 the Board of Directors of the Company authorized a $40.0 million share repurchase plan. While the restricted payment allowance would allow us to repurchase the full amount of shares under the plan, we have not yet repurchased any of our shares under this plan.

As discussed above, the indenture governing our outstanding senior notes permits us to redeem some or all of the senior notes due 2012 on or after May 15, 2008 at varying redemption prices, depending on the date of redemption. In addition, under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase outstanding senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Any time we repurchase our outstanding senior notes, our fixed-term interest payments are correspondingly reduced. For example, in January and February 2008, we repurchased an aggregate of $30.7 million aggregate principal amount of our outstanding 9 1/2% Senior Notes due 2009, of which $24.9 million were purchased at below par and $5.8 million were repurchased at 102%. We also repurchased an aggregate of $50.1 million aggregate principal amount of our outstanding 11% Senior Notes due 2012, all of which were below par. These purchases of our outstanding senior notes resulted in annual interest savings of approximately $8.4 million. Upon completion of the redemption of our remaining $169.1 million in Senior Notes due 2009, we will realize annual interest savings of approximately $16.1 million. To the extent we repurchase any remaining outstanding 11% Senior Notes due 2012 in connection with future corporate strategic initiatives, our fixed-term interest payments would be correspondingly reduced.

As of June 30, 2008, the subordinated indebtedness of LaBranche & Co. LLC aggregated was repurchased and terminated in its entirety. This subordinated debt was comprised of senior subordinated notes and junior subordinated notes, which matured on various dates between June 2008 and April 2009 and bore interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 in each of the years 2004 through 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in each of June 2004 through 2008. In the second quarter of 2008, we repaid the remaining $1.7 million in junior subordinated notes plus accrued and unpaid interest thereon.

As of June 30, 2008 and December 31, 2007, we had a tax receivable of $2.4 million and $11.8 million, respectively. The December 31, 2007 balance mainly relates to a Federal NOL carryback claim. In the second quarter 2008, the Company received an $11.0 million federal tax refund for the 2007 net operating loss carry-back claim filed. The June 30, 2008 balance is mainly related to tax overpayments for 2008.

Our “Other liabilities” of $12.3 million reflected on the accompanying 2008 consolidated statement of financial condition are principally comprised of tax contingencies pursuant to FIN 48. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of June 30, 2008, LaBranche & Co. LLC’s net capital, as defined, was $103.8 million, which exceeded the minimum requirements by $103.4 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA, their position requirement. As of June 30 2008, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $69.8 million, and its actual NLA, as defined, was $99.3 million. As of December 31, 2007, LaBranche & Co. LLC’s minimum required dollar amount of NLA, as defined, was $276.2 million and its actual NLA, as defined, was $300.1 million. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates.

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

In February 2008, the SEC approved, with immediate effect, an approximate 75% reduction in the required NLA that need to be maintained by cash equity specialists to transact business on the NYSE. This resulted in a reduction of our required NLA by approximately $205.0 million, of which $200.0 million was moved at such time to our holding company for other current or future corporate purposes. In May 2008, LaBranche & Co. LLC distributed $10.0 million of excess NLA to the Holding Company. Pursuant to these NLA rules, LaBranche & Co LLC is entitled to use unrestricted shares of NYX stock as NLA, instead of cash for regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of June 30, 2008 includes approximately $43.7 million in NYX shares (after the risk-based haircuts). Since our $205.0 million NLA reduction was implemented in February 2008, the majority of the amended NLA requirement can be met by the NYX shares held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to declare a dividend distribution of $200.0 million to us, which was paid in February and March 2008, and which left LaBranche & Co. LLC with $27.2 million in cash as a cushion over and above the NYX shares used to satisfy the continuing NLA requirement.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of June 30, 2008 and December 31, 2007, LFS’ net capital, as defined, was $33.6 million and $16.6 million, respectively, which exceeded minimum requirements by $32.6 million and $15.6 million, respectively.

LFS maintains a soft dollar program that may result in credit balances to such clients, therefore LFS is also is subject to SEC Rule 15c3-3, as adopted and administered by the SEC. As of July 1, 2008, to comply with its June 30, 2008 requirement, cash and U.S. Treasury Bills in the amount of $1.2 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.3 million. As of January 3, 2008, to comply with its December 31, 2007 requirement, cash and U.S. Treasury Bills in the amount of $1.6 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.2 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2008 and December 31, 2007, LSP’s net capital, as defined, was $107.9 million and $62.6 million, respectively, which exceeded minimum requirements by $106.1 million and $60.9 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .25 to 1 and .41 to 1, respectively.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2008 and December 31, 2007, LSPD’s net capital, as defined, was $2.8 million and $3.0 million, respectively, which exceeded its minimum requirement by $2.8 million and $3.0 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on those dates was .001 to 1 and .001 to 1, respectively.

As a registered broker dealer, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of June 30, 2008 Tier 1 capital, as defined, was $34.7 million which exceeded the total variable capital requirement by $3.7 million. At December 31, 2007 Tier 1 capital, as defined, was $14.2 million which resulted in a deficit of $1.2 million. The December 31, 2007 calculation did not include accumulated profits for the year ended December 31, 2007 which was in excess of the deficit. With those results now audited they can be included in Tier 1 regulatory capital. In addition, the Company had injected an additional $9.9 million of share capital in January 2008 further enhancing regulatory capital.

As a licensed corporation registered under the Hong Kong Securities and Futures Ordinance, LSPH is also subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at June 30, 2008 and December 31, 2007) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at June 30, 2008 and December 31, 2007) and the variable required liquid capital as defined in the FRR. The company monitors its compliance with the requirements of the FRR on a daily basis. As of June 30, 2008 and December 31, 2007, LSPH’s liquid capital, as defined was $0.9 and $0.7 million, respectively, which exceeded its minimum requirements by $0.5 and $0.3 million, respectively. In addition, we had injected an additional $0.5 million of share capital in June 2008 further enhancing regulatory capital.

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

Cash Flows

Our cash and cash equivalents decreased $227.8 million to $276.9 million at the end of the second quarter of 2008. The decrease was primarily the result of the aggregate net effects of $259.4 million repayments of debt and $1.0 million for capital asset additions offset by a $32.5 million net increase from operating activities comprised of cash flow of $25.0 million from operating income and a $7.5 million decrease in working capital.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing. The following table sets forth the credit ratings on our registered outstanding senior notes as of June 30, 2008:

	Moody’s Investors Service	Standard & Poor’s
2012 Senior Notes	B2	B

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

Contractual Obligations

During the first six months of 2008, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2007, as described in our 2007 Form 10-K.

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

Our traders purchase and sell futures, options, the stocks underlying certain ETF and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs specialist and market making activities are responsible for monitoring these risks. These managers utilize a third-party software application, as well as information received directly from the traders, to monitor specialist and market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue to senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Our options, futures and ETFs trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, which reduces potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our specialist and market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2007	$(5,193)	$(443)	$0	$3,903	$12,259
March 31, 2008	$(3,331)	$(897)	$0	$4,295	$24,456
June 30, 2008	$49,381	$9,122	$0	$(57)	$14,997

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

(000’s omitted)	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2007	$(1,930)	$(643)	$643	$1,930
March 31, 2008	$7,398	$2,466	$(2,466)	$(7,398)
June 30, 2008	$7,616	$2,539	$(2,539)	$(7,616)

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

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of June 30, 2008, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business.

Institutional Brokerage Risk

Our Institutional Brokerage segment, through the normal course of business, enters into various securities transactions acting in an agency or principal basis. The execution of these transactions can result in unrecorded market risk and concentration of credit risk. Our Institutional Brokerage activities involve execution and financing of various customer securities transactions on a cash or margin basis. These activities may expose us to risk in the event the customer or other broker is unable to fulfill its contractual obligations and we have to purchase or sell securities at a loss. For margin transactions, we may be exposed to significant market risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

Institutional Brokerage Risk Management Process

Our institutional brokerage activities require that we execute transactions in accordance with customer instructions and accurately record and process the resulting transactions. Any failure, delay or error in executing, recording and processing transactions, whether due to human error or failure of our information or communication systems, could cause substantial losses for brokers, customers and/or us and could subject us to claims for losses. We also, at times, execute orders as principal in order to facilitate customer transactions. To monitor the risk in these positions, we use an internally developed desk-top system that is constantly running on the desktop screens of our institutional brokerage firm’s senior management, chief compliance officer and trading systems manager. Upon escalation to other members of senior management, research and diligence is performed as to the positions and risk and determinations are made as to how to limit the exposure. Once a position is established, our traders may attempt to manage the risk associated with the position by use of ETF strategies, futures on the S&P 500, or with an industry/sector comparable security or other method approved by senior management. Despite these risk management efforts, these facilitation positions may result in trading losses that could adversely affect our commission revenues.

Since June 8, 2007 our customer margin transactions have been cleared through a major Wall Street firm. These customer margin transactions are financed by the clearing firm based on our instructions. We are liable to the clearing firm for any losses incurred by the clearing firm in connection with our customers’ margin transactions.

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

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2007	$(53)	$(18)	$0	$18	$53
March 31, 2008	$(113)	$(37)	$0	$37	$113
June 30, 2008	$501	$167	$0	$(167)	$(501)

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings since the March 17, 2008 filing of the 2007 Form 10-K and the May 12, 2008 filing of the First Quarter 10-Q.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2007 Form 10-K and First Quarter Form 10-Q are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2007 Form 10-K and First Quarter Form 10-Q, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

Our Annual Meeting of Stockholders was held on May 20, 2008, at which the stockholders voted upon (i) the election of Stuart M. Robbins and Robert E. Torray as Class III members of our board of directors for three-year terms and (ii) the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the 2008 fiscal year. The stockholders elected each of Messrs. Robbins and Torray and approved the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for the 2008 fiscal year. The proposals were adopted by the margins indicated:

1.	To elect two Class III directors, each of whom is to serve for a term of three years.

	Number of Shares
	For	Withheld Authority
Stuart M. Robbins	50,150,079	1,969,461
Robert E. Torray	50,132,522	1,987,018

In addition, the terms of the following directors continued after the Annual Meeting for the remainder of their respective three-year terms: George M.L. LaBranche, IV and Alfred O. Hayward, Jr., expiring at the 2009 annual meeting of our stockholders; and Katherine Elizabeth Dietze and Donald E. Kiernan, expiring at the 2010 annual meeting of our stockholder.

2.	To approve our appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Number of Shares
For	51,130,017
Against	383,154
Abstain	606,368

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2008	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008.