Form 10-Q
period 2008-09-30
LABRANCHE & CO INC
filed 2008-11-10
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2008 was 60,347,426.

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Net gain on principal transactions	$84,634	$33,345	$189,731	$146,278
Commissions and other fees	10,890	11,070	30,849	35,757
Net (loss) gain on investments	(35,343)	17,398	(153,112)	(41,130)
Interest income	16,129	54,874	63,523	186,879
Other	1,000	1,187	2,403	2,470

Total revenues	77,310	117,874	133,394	330,254
Interest expense:
Debt	6,455	12,333	25,822	38,210
Inventory financing	23,841	63,825	75,461	213,628

Total interest expense	30,296	76,158	101,283	251,838

Total revenues, net of interest expense	47,014	41,716	32,111	78,416
EXPENSES:
Employee compensation and related benefits	34,955	13,522	83,079	61,608
Exchange, clearing and brokerage fees	12,357	10,062	32,758	29,713
Lease of exchange memberships and trading license fees	429	614	1,272	1,926
Depreciation and amortization	925	1,000	2,722	8,128
Goodwill impairment	—	—	—	164,100
Specialist stock list impairment	—	—	—	335,264
Restructuring costs	—	25	—	1,098
Early extinguishment of debt	—	—	6,005	—
Other	7,215	9,587	21,483	29,152

Total expenses	55,881	34,810	147,319	630,989

(Loss) income before (benefit) provision for income taxes	(8,867)	6,906	(115,208)	(552,573)
(BENEFIT) PROVISION FOR INCOME TAXES	(3,280)	903	(48,046)	(184,077)

(Loss) income applicable to common stockholders	$(5,587)	$6,003	$(67,162)	$(368,496)

Weighted-average common shares outstanding:
Basic	61,946	61,471	61,931	61,404
Diluted	61,946	61,645	61,931	61,404
(Loss) income per share:
Basic	$(0.09)	$0.10	$(1.08)	$(6.00)
Diluted	$(0.09)	$0.10	$(1.08)	$(6.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	September 30, 2008	December 31, 2007 (1)
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$227,920	$504,654
Cash and securities segregated under federal regulations	1,471	1,573
Receivable from brokers, dealers and clearing organizations	91,842	343,729
Financial instruments owned, at fair value	3,867,064	4,267,395
Commissions and other fees receivable	—	23
Exchange memberships owned, at adjusted cost (market value of $6,705 and $7,790 at September 30, 2008 and December 31, 2007, respectively)	1,315	1,315
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $13,416 and $10,990 at September 30, 2008 and December 31, 2007, respectively	16,716	17,652
Intangible assets:
Trade name	25,011	25,011
Goodwill	84,218	84,218
Income tax receivable	502	11,802
Other assets	41,898	41,219

Total assets	$4,357,957	$5,298,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$412,783	$104,759
Payable to customers	36	93
Financial instruments sold, but not yet purchased, at fair value	3,172,981	4,062,995
Accrued compensation	37,310	16,729
Accounts payable and other accrued expenses	35,039	36,980
Other liabilities	12,363	12,583
Deferred tax liabilities, net	17,578	71,024
Short term debt	—	5,700
Long term debt	209,888	459,811

Total liabilities	3,897,978	4,770,674

Commitments and contingencies
Common stock, $.01 par value, 200,000,000 shares authorized; 61,993,216 shares issued , 61,621,463 shares outstanding at September 30, 2008 and 61,490,638 shares issued and outstanding December 31, 2007	620	615
Treasury stock, 371,753 shares at September 30, 2008	(1,640)	—
Additional paid-in capital	701,441	699,099
Accumulated other comprehensive loss	(2,472)	(989)
Accumulated deficit	(237,970)	(170,808)

Total stockholders’ equity	459,979	527,917

Total liabilities and stockholders’ equity	$4,357,957	$5,298,591

(1)	Certain of the Company’s December 31, 2007 balances have been reclassified to conform to the presentation in the current period, deferred tax assets were netted against deferred tax liabilities and certain non-marketable investments were re-classed from Financial instruments owned, at fair value to Other assets. These reclassifications did not affect stockholders’ equity or earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(000’s omitted)

			Treasury Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Loss	Total
	Common Stock
	Shares	Amount
BALANCE, December 31, 2006	60,734	$607	$—	$694,434	$179,666	$—	$874,707

Net loss	—	—	—	—	(350,474)	—	(350,474)
Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(989)	(989)

Comprehensive loss							(351,463)

Issuance of restricted stock, shares for option exercises and related compensation, including excess tax benefit of $99	757	8	—	4,665	—	—	4,673

BALANCE, December 31, 2007	61,491	$615	$—	$699,099	$(170,808)	$(989)	$527,917

Net loss	—	—	—	—	(67,162)	—	(67,162)
Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(1,483)	(1,483)

Comprehensive loss							(68,645)

Treasury stock	(372)	—	(1,640)	—	—	—	(1,640)
Issuance of restricted stock, shares for option exercises and related compensation	502	5	—	2,342	—	—	2,347

BALANCE, September 30, 2008 (unaudited)	61,621	$620	$(1,640)	$701,441	$(237,970)	$(2,472)	$459,979

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,162)	$(368,496)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,722	8,128
Amortization of debt issuance costs and bond discount	995	1,503
Charge on early extinguishment of debt	6,005	—
Stock-based compensation expense	3,143	3,652
Deferred tax benefit	(53,446)	(172,051)
Goodwill impairment	—	164,100
Stock list impairment	—	335,264
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	102	5,972
Securities purchased under agreements to resell	—	35,000
Receivable from brokers, dealers and clearing organizations	251,887	(669,728)
Receivable from customers	—	2,859
Financial instruments owned, at fair value	400,331	222,693
Commissions and other fees receivable	23	3,543
Income tax receivable	10,504	(10,850)
Other assets	(4,595)	3,067
Payable to brokers, dealers and clearing organizations	308,024	(33,392)
Payable to customers	(57)	(4,718)
Financial instruments sold, but not yet purchased, at fair value	(890,014)	483,634
Accrued compensation	20,581	(3,871)
Accounts payable and other accrued expenses	(1,941)	5,809
Other liabilities	(220)	(1,365)
Excess tax benefit from vesting of stock based compensation	—	(99)

Net cash (used in) provided by operating activities	(13,118)	10,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(1,786)	(3,086)
Payments for purchases of exchange memberships	—	(1)
Proceeds from sale of business unit	—	2,250

Net cash used in investing activities	(1,786)	(837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of short term debt	(5,700)	(25,338)
Early extinguishment of long term debt	(249,923)	—
Premium on early extinguishment of debt	(3,739)	—
Purchases of treasury stock	(1,640)	—
Excess tax benefit from vesting of stock based compensation	—	99

Net cash used in financing activities	(261,002)	(25,239)

Effect of exchange rate changes on cash and cash equivalents	(828)	—
Decrease in cash and cash equivalents	(276,734)	(15,422)
CASH AND CASH EQUIVALENTS, beginning of period	504,654	557,352

CASH AND CASH EQUIVALENTS, end of period	$227,920	$541,930

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$96,325	$243,546
Income taxes	$2,093	$2,554

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

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a specialist in equity securities and rights listed on the New York Stock Exchange (“NYSE”). LFS is a registered broker-dealer and a member of the NYSE and other exchanges and primarily provides securities execution and brokerage services to institutional investors. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that is primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations. LSPS has been inactive since October 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain of the Company’s December 31, 2007 statement of financial condition balances have been reclassified to conform to the presentation in the current period. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”, the Company netted its deferred tax assets against deferred tax liabilities by taxing jurisdiction to determine net deferred taxes. The Company also re-classed certain non-marketable investments from Financial instruments owned, at fair value to Other assets. These reclassifications did not affect previously reported net income before provision for income taxes, net income applicable to common stockholders or stockholders’ equity.

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

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates and assumptions is also important in determining provisions for potential losses that may arise from litigation and regulatory proceedings and tax audits. Actual results could differ from these estimates.

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

Adoption of SFAS No. 157 “Fair Value Measurements”

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), as of January 1, 2008. SFAS No. 157 defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions (see Note 11).

3.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of September 30, 2008 and for the three and nine months ended September 30, 2008 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on March 17, 2008 (the “2007 10-K”). Results of the third quarter 2008 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

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

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current federal, state and local taxes	$3,060	$(7,176)	$4,073	$(12,026)
Deferred tax (benefit) provision	(6,340)	8,079	(52,119)	(172,051)

Total (benefit) provision for income taxes	$(3,280)	$903	$(48,046)	$(184,077)

Included in the current federal, state and local taxes are foreign taxes of $0.2 million and $1.5 million for the three and nine months ended September 30, 2008 respectively. The foreign taxes represent taxes payable to the United Kingdom for LSPE the Company’s single member private equity company in the UK that is a controlled foreign corporation as of January 1, 2008.

The Company has a $4.1 million federal net operating loss carryforward from 2007 expiring in 2027. In addition, the Company has the following state and city net operating loss carryforwards (000’s omitted):

Year	NYS	NYC	Expiring
2004	$20,549	$18,083	2024
2007	$34,478	$34,681	2027

During the third quarter the Company completed a multi year tax audit with the local taxing authorities resulting in a $1.6 million payment for that period for both taxes and interest. This resulted in a $2.1 million reduction in our FIN 48 reserve balances of which $0.5 million was recorded as a tax benefit in the current quarter.

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a specialist and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or  1/15 of aggregate indebtedness, as defined.

As of September 30, 2008 and December 31, 2007, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $103.9 million and $306.8 million, respectively, which exceeded the minimum requirements by $102.9 million and $306.4 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.14 to 1 and 0.02 to 1, respectively.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of September 30, 2008 LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $76.1 million and its actual NLA, as defined, was $88.9 million. As of December 31, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined was $276.2 million, and LaBranche & Co. LLC’s actual NLA, as defined was $300.1 million. As of September 30, 2008 and December 31, 2007, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of each of those dates. LaBranche & Co. LLC’s NLA as of September 30, 2008 and December 31, 2007 included approximately $32.8 million and $74.7 million, respectively, in NYX shares (after the risk-based haircuts required to be taken in connection with those securities).

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $0.25 million for each one tenth of one percent (0.1%) of the aggregate NYSE transaction dollar volume in a cash equities specialist organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. Prior to February 8, 2008 the first component was equal to $1.0 million for each one tenth of one percent (0.1%). The second component is calculated either by multiplying the average haircuts on a specialist organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other specialists’ trading as a respective percentage of overall NYSE transaction dollar volume. In February 2008, pursuant to the SEC approved reduction in the NLA requirement LaBranche & Co. LLC’s NLA requirement was reduced by approximately $205.0 million. The majority of the amended NLA requirement is met by the shares of NYSE Euronext, Inc. common stock (the “NYX shares”) held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to make a dividend distribution of $200.0 million to LaBranche & Co Inc. in the first quarter of 2008. LaBranche & Co. LLC has approximately $56.1 million in cash and other liquid assets over and above the NYX shares used to meet its continuing NLA requirements. This $56.1 million includes a cushion over and above the required NLA to account for potential fluctuations in LaBranche & Co. LLC’s NLA requirement, as well as fluctuations in the fair value of its NYX shares, as described above.

As a registered broker-dealer and member firm of the NYSE and FINRA, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of September 30, 2008 and December 31, 2007, LFS’ net capital, as defined, was $31.0 million and $16.6 million, respectively, which exceeded minimum requirements by $30.0 million and $15.6 million, respectively. In February 2008, the Company contributed an additional $20.0 million in capital to LFS in order to enable LFS to conduct increased trading activities in connection with its institutional execution business. A portion of the net capital at LFS is met with the value of the NYX shares held by that broker/dealer.

As a registered broker-dealer and American Stock Exchange (“AMEX”) member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2008 and December 31, 2007, LSP’s net capital, as defined, was $110.2 million and $62.6 million, respectively, which exceeded minimum requirements by $107.8 million and $60.9 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.32 to 1 and 0.41 to 1, respectively.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2008 and December 31, 2007, LSPD’s net capital, as defined, was $2.8 million and $3.0 million, respectively, which exceeded its minimum requirements by $2.8 million and $3.0 million, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of September 30, 2008, Tier 1 capital, as defined, was $31.0 million which exceeded the total variable capital requirement by $12.3 million. At December 31, 2007, Tier 1 capital, as defined, was $14.2 million which resulted in a deficit of $1.2 million. The December 31, 2007 calculation did not include accumulated profits for the year ended December 31, 2007 which was in excess of the deficit. With those results now audited they can be included in Tier 1 regulatory capital. In addition, the Company had injected an additional $9.9 million of share capital in January 2008, further enhancing regulatory capital.

As a licensed corporation registered under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at September 30, 2008 and December 31, 2007) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at September 30, 2008 and December 31, 2007) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of September 30, 2008 and December 31, 2007, LSPH’s liquid capital, as defined was $0.6 and $0.7 million, respectively, which exceeded its minimum requirements by $0.2 and $0.3 million, respectively. In addition, the Company had injected an additional $0.5 million of share capital in June 2008 further enhancing regulatory capital.

6.	LOSS PER SHARE

The computations of basic and diluted loss per share are set forth below (000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted (loss) income per share – net (loss) income applicable to common stockholders	$(5,587)	$6,003	$(67,162)	$(368,496)
Denominator for basic (loss) income per share – weighted-average number of common shares outstanding	61,946	61,471	61,931	61,404
Dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	174	—	—

Denominator for diluted (loss) income per share – weighted-average number of common shares outstanding	61,946	61,645	61,931	61,404
Loss per share:
Basic	$(0.09)	$0.10	$(1.08)	$(6.00)
Diluted	$(0.09)	$0.10	$(1.08)	$(6.00)

Options to purchase an aggregate of 990,000 and 1,195,000 shares of common stock were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the 2008 third quarter, 446,267 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive.

7.	EMPLOYEE INCENTIVE PLANS

SFAS No. 123(R), “Share Based Payments” requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of SFAS No. 123(R):

The Company sponsors one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units (“RSUs”), unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant, except in circumstances where the approval by the compensation committee is contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date is the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Plan recognized during the three and nine months ended September 30, 2008 was approximately $1.0 million and $3.1 million compared to $1.0 million and $3.6 million for the same periods in 2007. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2008 compared to $0.4 million and $1.4 million for the same periods in 2007, respectively.

Unrecognized compensation cost related to the Company’s non-vested stock option and restricted stock unit awards totaled $4.8 million at September 30, 2008 and $4.9 million at December 31, 2007. The cost of these non-vested awards is generally expected to be recognized over a period of approximately three years.

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

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal year 2009 may not exceed 7,687,500 shares. As of September 30, 2008 and December 31, 2007, 3,394,199 shares and 3,187,613 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

All of the RSUs outstanding as of September 30, 2008 and 2007 require future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs are granted under the Company’s Equity Incentive Plan and vest over varying numbers of years. An employee who receives RSUs does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of an RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2007	1,083,484	$9.44
Granted	—	—
Vested	(444,340)	9.12
Forfeited	(24,997)	9.12

RSUs Outstanding as of March 31, 2008	614,147	$9.68

Granted	692,000	5.55
Vested	—	—
Forfeited	(54,828)	9.43

RSUs Outstanding as of June 30, 2008	1,251,319	$7.41

Granted	—	—
Vested	—	—
Forfeited	(9,999)	9.47

RSUs Outstanding as of September 30, 2008	1,241,320	$7.39

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying SFAS No. 123(R) as of September 30, 2008, for purposes of determining share-based award expense, RSUs with respect to 1,215,851 shares of the Company’s common stock were expected to vest based on shares issued of 3,393,500, with a weighted average price of $7.92 per share.

Stock Options

As of September 30, 2008, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statement of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2007	1,165,000	$23.77
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—

Options Outstanding as of March 31, 2008	1,165,000	$23.77

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(75,000)	27.50

Options Outstanding as of June 30, 2008	1,090,000	$23.51

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(100,000)	35.00

Options Outstanding as of September 30, 2008	990,000	$22.35

Options Exercisable as of:
March 31, 2008	1,165,000	$23.77
June 30, 2008	1,090,000	$23.51
September 30, 2008	990,000	$22.35

The following table summarizes information about stock options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	600,000	0.88	$14.00	600,000	$14.00
$31.00 – $40.99	390,000	3.26	$35.19	390,000	$35.19

	990,000			990,000

No options were exercised during the nine months ended September 30, 2008 and September 30, 2007.

8.	BUSINESS SEGMENTS

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

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Interest with respect to the Company’s outstanding senior notes, certain administrative expenses, corporate overhead expenses and other sources of revenues are not specifically allocated by management when reviewing the Company’s segments’ performance, and appear in the “Other” segment. Selected financial information for each segment is set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Specialist and Market-Making Segment:
Total Revenues, net of NYX and interest expense	$79,518	$28,051	$183,344	$130,907
Net (loss) gain on NYX	(29,480)	15,579	(133,282)	(38,687)
Operating expenses	45,483	24,970	113,029	95,025
Goodwill impairment	—	—	—	164,100
Specialist stock list impairment	—	—	—	335,264
Depreciation and amortization	81	127	253	5,613

Income (loss) before taxes	$4,474	$18,533	$(63,220)	$(507,782)

Segment goodwill	$84,218	$84,218	$84,218	$84,218
Segment assets	$4,081,617	$4,867,904	$4,081,617	$4,867,904

Institutional Brokerage Segment:
Total Revenues, net of NYX and interest expense	$5,576	$5,913	$15,291	$19,716
Net (loss) gain on NYX	(2,457)	1,298	(11,107)	(3,224)
Operating expenses	7,418	6,845	19,614	22,616
Depreciation and amortization	14	31	51	152

(Loss) income before taxes	$(4,313)	$335	$(15,481)	$(6,276)

Segment assets	$47,839	$47,190	$47,839	$47,190

Other:
Total Revenues, net of interest expense	$(6,143)	$(9,125)	$(22,135)	$(30,296)
Operating expenses	2,055	1,995	5,949	5,856
Early extinguishment of debt	—	—	6,005	—
Depreciation and amortization	830	842	2,418	2,363

Loss before taxes	$(9,028)	$(11,962)	$(36,507)	$(38,515)

Segment assets	$228,501	$321,154	$228,501	$321,154

Total:
Total Revenues, net of NYX and interest expense	$78,951	$24,839	$176,500	$120,327
Net (loss) gain on NYX	(31,937)	16,877	(144,389)	(41,911)
Operating expenses	54,956	33,810	138,592	123,497
Goodwill impairment	—	—	—	164,100
Specialist stock list impairment	—	—	—	335,264
Early extinguishment of debt	—	—	6,005	—
Depreciation and amortization	925	1,000	2,722	8,128

(Loss) income before taxes	$(8,867)	$6,906	$(115,208)	$(552,573)

Goodwill	$84,218	$84,218	$84,218	$84,218

Assets	$4,357,957	$5,236,248	$4,357,957	$5,236,248

9.	NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

The Company holds, in aggregate, 3,126,903 NYX shares collectively through its subsidiaries, LaBranche & Co. LLC and LFSL (see Note 13 for additional share information related to NYSE merger with the AMEX).

On April 4, 2007, the NYSE Group consummated its merger with Euronext N.V. (the “NYSE/Euronext merger”) to form NYSE Euronext, Inc., and the Company’s 3,126,903 shares of NYSE Group, Inc. common stock were exchanged for an equal number of the NYX shares, all of which continue to be owned by LaBranche & Co. LLC and LFSL. Following the NYSE/Euronext merger, the restricted NYX shares continued to be subject to the same restrictions on transfer as had existed before the NYSE/Euronext merger. The restriction with respect to the second tranche of the NYX shares was removed by NYSE Euronext in June 2007. The restriction on the remaining one-third of the Company’s restricted NYX shares was removed on October 1, 2008 upon the completion of the NYSE Group, Inc acquisition of the American Stock Exchange.

The Company has accounted for its investment in NYX restricted shares as corporate equities not readily marketable at the estimated fair value of such restricted shares pursuant to SFAS No. 157. At September 30, 2008, the NYSE closing market price for the NYX shares was $39.18 per share as compared to the closing price of NYX shares at June 30, 2008 which was $50.66 per share. This resulted in the Company’s recognition of an unrealized pre-tax loss of $31.9 million, which is net of a gain of $4.0 million for the reversal of the 7.5% valuation allowance related to the removal of the restriction on the last one third of restricted shares, for the quarter ended September 30, 2008 and is included in net loss on investments in the Company’s condensed consolidated statements of operations.

On September 30, 2008, a quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on September 15, 2008. The aggregate dividend payment with respect to the Company’s 3,126,903 NYX shares was $0.9 million in the third quarter of 2008 and is reported in the Company’s other revenues.

10.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	September 30, 2008	December 31, 2007
FINANCIAL INSTRUMENTS OWNED:
Corporate equities, not readily marketable	$40,837	$83,945
Corporate equities	1,719,240	2,016,380
Options	1,238,010	1,025,670
Exchange-traded funds	630,110	1,000,600
Government and corporate bonds	233,881	138,159
Investment in limited partnerships	4,986	2,641

	$3,867,064	$4,267,395

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$1,276,011	$1,980,040
Options	1,247,937	1,183,884
Exchange-traded funds	608,177	769,094
Government and corporate bonds	40,856	129,977

	$3,172,981	$4,062,995

11.	FAIR VALUE MEASUREMENTS

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

The Company has elected to apply the deferral provisions in FSP No. 157-2 and therefore have only partially applied the provisions of SFAS No. 157. FSP No. 157-2 defers the effective date for the disclosure fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. FSP No. 157-3 clarifies the application of FASB 157 in a market that is not active. FSP No. 157-3 is effective upon issuance.

SFAS No. 157 outlines a fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

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

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (000’s omitted):

	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	1,750,571	14,492	$—	1,765,063
Government and corporate bonds	190,212	43,669	—	233,881
Options	1,227,454	10,556	—	1,238,010
Exchange-traded funds	630,092	18	—	630,110

Total financial instruments owned	$3,798,329	$68,735	$—	$3,867,064
Government obligations	996	—	—	996
Securities segregated under federal regulations	1,342	—	—	1,342

Total assets, at fair value	$3,800,667	$68,735	$—	$3,869,402

LIABILITIES:
Government and corporate bonds	$35,881	$4,975	$—	$40,856
Corporate equities	1,275,772	239	—	1,276,011
Options	1,243,378	4,559	—	1,247,937
Exchange-traded funds	608,173	4	—	608,177

Total financial instruments sold, not yet purchased	$3,163,204	$9,777	$—	$3,172,981

Determining the fair value of our financial securities was determined from a variety of sources as follows:

For corporate equities and ETFs, fair value was determined by the closing price of the primary exchanges and was included in Level 1 for those that are actively traded. Those classified in Level 2 represent those not actively traded with quoted market prices.

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

12.	STOCKHOLDERS’ EQUITY

On April 17, 2008, our Board of Directors authorized the repurchase of up to $40.0 million in shares of our common stock. In the third quarter of 2008, we repurchased 371,753 shares at a cost of approximately $1.6 million. The average cost per repurchased share was $4.41 (see Note 14 for subsequent repurchase information).

13.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 17, 2008 filing of its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”), the May 12, 2008 filing of its Quarterly Report on form 10-Q for the first quarter of 2008 (the “First Quarter 10-Q”), and the August 11, 2008 filing of its Quarterly Report on Form 10-Q for the second quarter of 2008 (the “Second Quarter 10-Q”) , except as follows:

In re LaBranche Securities Litigation. As previously reported, on February 8, 2008, the Company entered into an agreement in principle to settle the action for $13 million, to be paid entirely by the Company’s insurers, subject to completion of a usual and customary settlement agreement, notice to the class, and approval by the Court. On September 19, 2008, the parties submitted a settlement agreement to the Court. On September 22, 2008, the Court preliminary approved the settlement. Notice has been provided to the class, and the settlement remains subject to final approval by the Court.

Sea Carriers, L.P. v. NYSE Euronext, et al. On August 20, plaintiff voluntarily dismissed this action without prejudice. No payment was made by the Company or any other defendant in the case.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2007 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2007 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

14.	SUBSEQUENT EVENTS

On June 17, 2008, NYSE Euronext, Inc. and the American Stock Exchange (the “AMEX”) announced that members of the AMEX Membership Corporation (the “AMC”) approved the adoption of the merger agreement between AMC and NYSE Euronext and certain of their subsidiaries. In July 2008, the AMEX submitted proposed rule changes in connection with the trading of AMEX listed securities following the merger, including on which market each class of securities will trade following the merger. We currently are unable to estimate how those new rules will affect our operations, and although the rule changes have been approved by the SEC, it is the Company’s understanding that the rules will not take effect until 2009 when the AMEX trading is expected to be moved to the NYSE and NYSE ARCA Exchange. On October 1, 2008, under the terms of the merger agreement, the Company received 8,138 shares of NYSE Euronext common stock in exchange for the AMEX seat we owned with fractional shares paid in cash. In addition, AMEX members will be entitled to receive additional shares of NYSE Euronext common stock calculated by reference to net proceeds, if any, from the expected sale of the AMEX’s lower Manhattan headquarters if such sale occurs prior to the date which is four years and 240 days following the date on which the NYSE Euronext/Amex merger is completed and certain other conditions are satisfied.

In conjunction with the merger, the Board of Directors of NYSE Euronext approved the removal of the transfer restrictions as of October 1 ,2008 on the remaining shares issued as part of the business combination between the NYSE and Archipelago Holdings, Inc. which was completed on March 7, 2006. These shares were previously restricted until March 7, 2009.

On October 9, 2008 the Company purchased an aggregate of $7.6 million aggregate principal amount of its outstanding 11% Senior Notes due May 2012 below par. The purchase of the debt will result in an annual interest savings of $0.8 million. The accrued interest payable at the date of purchase was $0.3 million and a gain on repurchase, net of debt issuance costs, of $0.2 was realized. The Company has $202.3 million of its 11% senior notes outstanding after this purchase. Management continues to monitor opportunities to purchase senior notes at or below the call price for the debt.

In October 2008, the Company repurchased an aggregate of 1,292,702 million shares of its outstanding common stock at total price of $5.6 million, or an average price of $4.37 per share. Management continues to monitor opportunities to repurchase stock. These purchases were in addition to purchases made by the Company in September 2008 of an aggregate of 371,753 shares of its common stock in connection with the previously-announced authorization by its board of directors to purchase up to $40.0 million of the Company’s outstanding common stock in April 2008.

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

Executive Overview

For the third quarter of 2008, our US GAAP net loss was $5.6 million, or $0.09 per share, compared to net income of $6.0 million, or $0.10 per share for the same period in 2007. These GAAP earnings were affected by a significant unrealized loss of $19.2 million in the third quarter of 2008 and a significant unrealized gain of $10.1 million in the third quarter of 2007 in connection with the change in value of our NYX shares. Excluding these items in each quarter, our pro-forma net income for the third quarter of 2008 was $13.6 million, or $0.22 per share, compared to a pro-forma net loss for the third quarter of 2007 of $4.1 million, or $0.07 per share.

These results include unrealized changes in the mark-to-market value of our NYX shares in the first nine months of 2008 and 2007, a $3.6 million loss on early extinguishment of our debt in 2008 and the non-cash charges related to the impairment of our goodwill and stock listing rights of $344.7 in the second quarter of 2007. Absent these amounts, our pro-forma net income for the first nine months of 2008 was $23.1 million, or $0.37 per diluted share, compared to a pro-forma net loss of $0.7 million, or $0.01 per share, for the first nine months of 2007.

Virtually all of the markets in which we provide liquidity experienced higher levels of volatility in the third quarter of 2008, with periods of extreme volatility in September. We believe that there is a continued need for market makers, especially in these market conditions, and that our liquid balance sheet puts us in a strong position to provide added liquidity in securities markets. In the third quarter in particular, our financial condition, combined with market volatility, allowed us to take advantage of opportunities to provide greater liquidity to the markets. While our newer business lines performed well and constituted a majority of our revenues, our traditional cash equities specialist business posted its best results since the introduction of the NYSE’s HYBRID market. In addition, the steps we have taken in reducing costs and overhead during past years have enabled us to improve cash flows at our operating companies.

We believe that new trading venues will continue to converge and that global securities markets will increasingly interact with each other. We continue to look for opportunities in markets outside our traditional cash equities specialist business. As a result our newer businesses today represent the majority of our specialist and market-making revenues, especially as we rely upon and further develop our electronic trading strategies to interact with the global electronic marketplace.

We are also continuing to build our Institutional Brokerage business. Although our Institutional Brokerage segment showed a loss in the second and third quarters of 2008, we believe much of these results are mainly attributable to start-up costs and our initial facilitation trading results. We have made key hires of sales and position traders that we believe will help us build our Institutional Brokerage business into an operation that meets the needs of today’s institutional customers.

We are actively taking steps to further reduce our operating expenses. The largest of these expenses is the interest on our public debt, which was approximately $47.6 million per year until 2008. Following the repurchases and retirement of $249.9 million of our outstanding debt in the first half of 2008, $209.9 million of our 11% Senior Notes due 2012 remained outstanding until October 2008 when we repurchased an additional $7.6 million of our remaining notes. Following this October 2008 repurchase, our remaining annual interest expense is approximately $22.3 million versus $47.6 million in 2007. Historically, the operating expense related to our outstanding debt has been the negative carry on our debt, which is the interest we pay on our outstanding indebtedness, less the interest income we receive as a result of having that cash on-hand. Prior to the repurchases described above, our negative carry would have been $10.2 million per quarter, based on current short-term interest rates. Following our repurchases to date in 2008, the negative carry will be reduced to approximately $5.1 million per quarter, based on current short-term interest rates. The repurchase of our public debt also has enabled us to improve our consolidated fixed charge coverage ratio to 3.7:1 at September 30, 2008, which evidences our growing flexibility to strategically utilize our capital by considering a broader spectrum of opportunities.

As we have explained in the past, our ownership of 3,126,903 shares of NYSE Euronext Inc. common stock (the “NYX shares”) resulted from the exchange of our NYSE memberships, or “seats” in connection with the NYSE’s mergers with Archipelago Holdings and Euronext. Before the exchange of our NYSE seats into the NYX shares, we believed that our seat ownership was integral to our position in the industry. Though the value of our NYX shares has been volatile over the past two years, the value of our seats prior to their exchange were volatile as well. Our management will remain flexible regarding our continued ownership of NYX shares. We are also mindful that our ownership of exchange seats and exchange-related securities, such as our NYX shares, have been beneficial to our Company over time.

Our balance sheet is strong and very liquid. We believe we have ample capital to maintain and grow our business. We are continuing to concentrate on building our business in London and Hong Kong, in which we see trading opportunities in those markets in ETFs and other products.

In October 2008, the SEC approved an NYSE proposal to further change its market model, changing the role of specialists to “designated market makers”, or “DMMs”, who will still provide liquidity, but without the bulk of the negative and affirmative obligations that could, at times, adversely affect our profitability. The rule changes would change the timing of when the designated market-maker can see orders, but would provide us more flexibility in trading for our own account. We believe that some of these possible market structure changes would allow us to interact in the market more efficiently and also allow us to benefit from organizational changes and integration, because some of these changes presumably would remove the informational barriers that have caused us to maintain our specialist and market-making businesses as separate broker-dealers. We currently are unable to project if or when any of these market structure changes, or other informational barrier changes will be formally implemented, if at all.

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

Regulation G Reconciliation of Non-GAAP Financial Measures

In evaluating our financial performance as described above in “Executive Overview,” management reviews operating results from operations, which excludes non-operating charges. Pro-forma earnings per share is a non-GAAP (generally accepted accounting principles) performance measure, but we believe that it is useful to assist investors in gaining an understanding of the trends and operating results for our core business. In this report, our pro-forma operating results in the periods presented exclude certain extraordinary and/or non-recurring items, such as, for example, the unrecognized loss on the Company’s NYX shares and the costs associated with the early retirement of our Company’s outstanding senior indebtedness, neither of which are, in management’s belief, reflective of the Company’s day-to-day operating performance or cash generation, and neither of which affect the Company’s actual income or cash. Pro-forma earnings per share should be viewed in addition to, and not in lieu of our reported results under U.S. GAAP.

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented:

	Three Months Ended September 30,
	2008				2007
	Amounts as reported	(1) (2) Adjustments		Pro forma amounts	Amounts as reported	(1) Adjustments		Pro forma amounts
Revenues, net of interest expense	$47,014	$31,937	(1)	$78,951	$41,716	$(16,877	)(1)	$24,839
Total expenses	55,881	—		55,881	34,810	—		34,810

(Loss) income before (benefit) provision for income taxes	(8,867)	31,937		23,070	6,906	(16,877)		(9,971)
(Benefit) provision for income taxes	(3,280)	12,775		9,495	903	(6,751)		(5,848)

Net (loss) income applicable to common stockholders	$(5,587)	$19,162		$13,575	$6,003	$(10,126)		$(4,123)

Basic per share	$(0.09)	$0.31		$0.22	$0.10	$(0.17)		$(0.07)
Diluted per share	$(0.09)	$0.31		$0.22	$0.10	$(0.17)		$(0.07)

	Nine Months Ended September 30,
	2008				2007
	Amounts as reported	(1) (2) Adjustments		Pro forma amounts	Amounts as reported	(1) Adjustments		Pro forma amounts
Revenues, net of interest expense	$32,111	$144,389	(1)	$176,500	$78,416	$41,910	(1)	$120,326
Total expenses	147,319	(6,005	)(2)	141,314	630,989	(499,364	)(3)	131,625

(Loss) income before (benefit) provision for income taxes	(115,208)	150,394		35,186	(552,573)	541,274		(11,299)
(Benefit) provision for income taxes	(48,046)	60,158		12,112	(184,077)	173,488		(10,589)

Net (loss) income applicable to common stockholders	$(67,162)	$90,236		$23,074	$(368,496)	$367,786		$(710)

Basic per share	$(1.08)	$1.45		$0.37	$(6.00)	$5.99		$(0.01)
Diluted per share	$(1.08)	$1.45		$0.37	$(6.00)	$5.99		$(0.01)

(1)	Revenue adjustment reflects loss (gain) in each accounting period, based on the change in fair market value of the Company’s restricted and unrestricted NYX shares at the end of each such period versus the beginning of such period.
(2)	Expense adjustment reflects costs associated with early extinguishment of debt in accounting period.
(3)	Relates to the write-down of the carrying value of the Company’s goodwill and stock listing rights to reflect the results of the Company’s impairment evaluation under SFAS No’s 142 and 144.

New Accounting Developments

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company as of January 1, 2008. SFAS 157 must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The adoption of SFAS 157 resulted in no cumulative change to the accumulated deficit. Please refer to Footnote 11 of our Condensed Consolidated Financial Statements for additional information and disclosure.

In February 2008, the FASB issued FSP FAS 157-2 which delays the effective date of Statement 157 to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually to fiscal years beginning after November 15, 2008. Such items include a) nonfinancial assets acquired and liabilities assumed in purchase business combinations and b) intangible assets and goodwill.

In October of 2008, the FASB issued FSP FAS 157-3 which clarifies the application of FASB 157, Fair Value Measurement, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate pursuant to FASB 154. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As of September 30, 2008, we do not hold any securities that would be subject to change based on FSP FAS 157-3.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the nine months ended September 30, 2008, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future goodwill impairment testing will not result in impairment charges in subsequent periods.

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

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. During the nine months ended September 30, 2008, there were no changes in circumstances that necessitated trade name impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future trade name and stock listing rights impairment testing will not result in impairment charges in subsequent periods.

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

Non-Marketable Securities

The measurement of non-marketable investments is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies and limited liability company interests and are included in other assets in the condensed consolidated statements of financial condition. Certain investments in non-marketable securities are initially carried at cost, unless there are third-party transactions evidencing a change in value. For certain other investments in non-marketable investments we adjust their carrying value by applying the equity method of accounting pursuant to APB 18. Under the equity method the investor recognizes its share of the earnings and losses of an investee in the periods for which they are reported by the investee in its financial statements. The assets included in this section represent limited liability companies that are service providers and whose value is affected by nonfinancial components. In addition, if and when available, management considers other relevant factors relating to non-marketable investments in estimating their value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment—such as conversion features—among others.

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

Recent Regulatory Developments

Regulation SHO and Short Selling Rules.

On October 14, 2008, the Securities and Exchange Commission adopted several final rules concerning short selling practices in US securities markets. Among the rules were (a) an “interim final temporary rule” that extends, until July 31, 2009, the recently imposed Rule 204T requiring that firms buy or borrow securities to close-out any fail to deliver position in an equity security resulting from a long or a short sale by the beginning of regular trading hours on the next settlement day following the date the fail to deliver position arose; (b) a rule eliminating the options market maker exception to the close-out requirement for short sales under Regulation SHO; and (c) an antifraud rule prohibiting misrepresentations by a “short” seller regarding its ability or intention to deliver securities by the settlement date in connection with both long and short sales. The rules are generally consistent with the series of emergency orders issued by the SEC in September and October 2008. Included in the interim final temporary Rule 204T are certain exemptions and extends the time to deliver securities to cover such short sales by up to two trading days for certain bona fide market makers (such as our specialist and market-making businesses) in connection with their bona fide market-making activities. Although we believe these new rules and emergency orders have contributed to a more volatile and active securities market place in September and October 2008, possibly creating more opportunities to trade, we currently are unable to make a determination as to whether and how such new rules will affect our business in the future. We believe that the new rules’ exemptions and additional time to cover failed short positions has enabled our market-making business to comply with the new requirements of Regulation SHO while maintaining our market-making and liquidity provision obligations, but cannot provide assurance that these provisions will continue to work for our benefit.

SEC Approval of New NYSE Market Model.

On October 24, 2008, the SEC approved a rule change proposed by the NYSE to establish a new market model that will implement significant changes in NYSE’s market structure, including, among other things, (a) the phasing out of the specialist system and adopting a Designated Market Maker (“DMM”) structure; (b) the alteration of NYSE’s priority and parity rules, including those that will allow DMMs to trade on parity with orders on NYSE’s display book; and (iii) the introduction of new order functionality, including the DMM Capital Commitment Schedule (“CCS”) and hidden orders. In order to achieve parity trading for the DMMs, the new market model is expected to eliminate the order-by-order advance “look” specialists currently receive, but the DMM would also be relieved of their “negative” obligation to not trade for its own account unless reasonably necessary to the maintenance of a fair and orderly market. The NYSE has stated that this change will give the DMM greater freedom to manage the trading risks associated with their reduced responsibilities to the NYSE market. In addition, under the changed rule, DMMs would continue to be able to generate orders through an algorithm that interacts directly with the NYSE’s display book. Furthermore, the DMMs will be able to commit additional liquidity in advance to fill incoming orders via the CCS, which is a liquidity schedule setting forth various price points where the DMM is willing to interact with incoming orders. We are continuing to develop our trading technologies to interact in this new market model and are participating in a pilot program for selected securities under the new market model until the market model is fully implemented. We currently do not know when the new market model will be fully implemented on the NYSE, but we do believe the model will present us with additional opportunity to trade and provide liquidity in the market. It is too early to estimate the effects of this new market model on our future results, if any.

Completed Purchases of Outstanding Indebtedness

As of September 30, 2008, our remaining outstanding indebtedness consisted of $209.9 million aggregate principal amount of our 11% Senior Notes due 2012 (the “2012 Notes”). In October 2008, we purchased an aggregate of $7.6 million aggregate principal amount of the 2012 Notes. The Company also purchased $50.1 million of our outstanding 2012 Notes earlier in 2008. Following these purchases, approximately $202.3 million of our 2012 Notes remain outstanding under the indenture. Our management and board of directors continue to monitor the opportunities to purchase our remaining outstanding 2012 Notes at or below the call price.

Results of Operations

Specialist and Market-Making Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2008 vs. 2007 Percentage Change	Nine Months 2008 vs. 2007 Percentage Change
(000’s omitted)	2008	2007	2008	2007
Revenues:
Net gain on principal transactions	$84,089	$32,876	$188,242	$145,525	155.8%	29.4%
Commissions and other fees	3,920	5,938	13,029	18,123	(34.0)	(28.1)
Net (loss) gain on investments	(30,489)	16,182	(136,962)	(37,791)	(288.4)	262.4
Interest income	15,195	51,418	59,071	177,364	(70.4)	(66.7)
Other	1,157	1,180	2,304	2,241	(1.9)	2.8

Total segment revenues	73,872	107,594	125,684	305,462	(31.3)	(58.9)
Fixed interest on debt	—	152	175	129	(100.0)	35.7
Inventory financing	23,834	63,812	75,447	213,113	(62.6)	(64.6)

Revenues, net of interest expense	50,038	43,630	50,062	92,220	14.7	(45.7)
Goodwill impairment	—	—	—	164,100	—	(100.0)
Specialist stock list impairment	—	—	—	335,264	—	(100.0)
Operating expenses	45,564	25,097	113,282	100,638	81.6	12.6

Income (loss) before taxes	$4,474	$18,533	$(63,220)	$(507,782)	(75.9)%	(87.5)%

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

Commissions and other fees revenue generated by our Specialist and Market-Making segment consists primarily of fees earned by our cash equity specialists for providing liquidity on the NYSE and, through July 9, 2007, for executing limit orders on the AMEX. The other fees in this line item are related to a specialist liquidity provision payment (the “LPP”) program implemented on September 1, 2007, which varies month-to-month depending on our principal trading activities on the NYSE and an interim “specialist allocation pool” payment to us in the amount of $2.1 million per month by the NYSE for the period from December 2006 through August 2007. The new LPP system involves a two tier fee structure based on (1) the firms’ proportional share of 100% of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer, and (2) a subjective allocation from the NYSE of the “LPP pool” which consists of 25% of the NYSE’s listed stock transaction revenue on matched volume. This monthly payment, in the aggregate, has been approximately $1.4 million for each of the first nine months of 2008.

Net loss on investments reflects the aggregate losses generated from our investments in restricted and unrestricted NYX shares and other investments not derived specifically from specialist and market-making activities.

Other revenue at our Specialist and Market-Making segment consists primarily of miscellaneous receipts not derived specifically from specialist and market-making activities.

Interest expense attributable to our Specialist and Market-Making segment is the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs specialist and market-making operations and interest on subordinated indebtedness, up to June 3, 2008, that has been approved by the NYSE for inclusion in the net capital of LaBranche & Co. LLC.

Generally, an increase in the average daily share volume on the NYSE, an increase in volatility (as measured by the average closing price of the CBOE’s Volatility Index®, or the “VIX”), an increase in the dollar value and share volume of our principal shares or a decrease in program trading enables us to increase our level of principal participation and thus our ability to realize net gain on principal transactions. While we monitor these metrics each period, they are not the sole indicators or factors in any given period that determine our level of revenues, profitability or overall performance. Other factors, such as extreme price movements, unanticipated news and events and other uncertainties may influence our financial performance either positively or negatively.

Three Months Ended September 30, 2008 versus September 30, 2007

The increase in our net gain on principal transactions was attributable to gains in our stock, option and ETF specialist and market-making principal trading revenue for the three months ended September 30, 2008 as compared to the same period in 2007. This increase in principal trading revenues was directly related to volatile trading conditions noted during the third quarter 2008, especially during the month of September 2008 when both the CBOE VIX Index and trading volumes increased simultaneously.

Commission and other fees revenue during the third quarter of 2008 decreased as the result of the NYSE rule change in December 2006 implementing the rebate program for certain specialist limit order transactions. In 2007, we received a specialist allocation pool payment in the amount of $2.1 million per month from the NYSE, versus the average monthly commission in the third quarter of 2008 of approximately $1.4 million.

Net (loss) gain on investments is mainly the result of the unrealized loss on our NYX shares of $29.5 million, which represents the decline in the fair value of the NYX shares since June 30, 2008.

Interest income decreased primarily due to decreased trade finance interest income from stock borrow activity and lower interest rates during the third quarter of 2008 as compared to the third quarter of 2007.

Other revenue is mainly comprised of our receipt of the third quarterly dividend declared in September 2008 by the NYSE Euronext with respect to its common stock.

Interest expense decreased primarily as a result of decreased inventory financing costs relating to a decrease in our positions and lower interest rates relating to inventory financing costs such as margin interest.

Nine Months Ended September 30, 2008 versus September 30, 2007

The increase in our net gain on principal transactions is directly related to our stock, option and ETF specialist and market making principal trading revenue for the nine months ended September 30, 2008 as compared to the same period in 2007. This increase in principal trading revenues was directly related to volatile trading conditions noted during the third quarter of 2008.

Commission and other fees revenue for the nine months ending September 2008 decreased as the result of the NYSE rule change in December 2006 implementing the rebate program for certain specialist limit order transactions. In 2007, we received a specialist allocation pool payment in the amount of $2.1 million per month from the NYSE, versus the average monthly commission in the nine months of 2008 of approximately $1.4 million.

Net (loss) gain on investments is directly related to a decrease in the share price of the NYX stock.

Stock borrow interest decreased mainly due to the decreased trading inventories for our non-cash equities specialist and market-making activities and lower interest rates during the first nine months of 2008.

Other revenue is mainly comprised of our receipt of the NYSE quarterly dividend.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2008 vs. 2007 Percentage Change	Nine Months 2008 vs. 2007 Percentage Change
(000’s omitted)	2008	2007	2008	2007
Revenues:
Net gain on principal transactions	$545	$469	$1,489	$752	16.2%	98.0%
Commissions	6,969	5,132	17,820	17,635	35.8	1.0
Net (loss) income on investments	(4,577)	1,298	(15,713)	(3,224)	(452.6)	387.4
Interest income	84	404	306	2,258	(79.2)	(86.4)
Other	105	(80)	296	(16)	(231.3)	(1950.0)

Total segment revenues	3,126	7,223	4,198	17,405	(56.7)	(75.9)
Inventory financing	7	12	14	913	(41.7)	(98.5)

Revenues, net of interest expense	3,119	7,211	4,184	16,492	(56.7)	(74.6)
Operating expenses	7,432	6,876	19,665	22,768	8.1	(13.6)

(Loss) income before taxes	$(4,313)	$335	$(15,481)	$(6,276)	(1387.5)%	146.7%

Our Institutional Brokerage segment’s commission revenue for 2007 includes fees charged to customers for execution, clearance (through June 8, 2007) and direct-access floor brokerage activities.

Net loss on investments reflects the aggregated losses generated from our investments in restricted and unrestricted NYX shares as well as proprietary trading losses. Proprietary trading began in March 2008.

Three Months Ended September 30, 2008 versus September 30, 2007

Commission revenue increased primarily as a result of an increase of our institutional execution group’s order-flow and trading volume.

Net loss on investments is directly related to a decrease in the share price of shares of NYX stock during the third quarter of 2008 as well as proprietary trading losses. The losses relating to the investment in NYX stock and to proprietary trading were $2.5 million and $2.1 million, respectively.

Nine Months Ended September 30, 2008 versus September 30, 2007

Net gain on principal transactions increased as a result of LFS trading and market making activity in OTC Bulletin Board and Pink Sheet securities containing nine months of activity in 2008 compared to five months in 2007.

Commission revenue decreased primarily as a result of a reduction in the number of our direct access customers. This decrease was offset by our growing institutional execution business commencing in May 2008 and the increase in commissions order flow in connection with this growing business.

Net loss on investments is directly related to a decrease in the share price of shares of NYX stock during the first nine months of 2008 as well as proprietary trading losses. The losses relating to the investment in NYX stock and to proprietary trading were $11.1 million and $4.6 million, respectively.

Effective June 8, 2007, LFS exited the clearing business. Therefore, there were no more stock borrow/loan transactions generating interest income/expense in 2008.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2008 vs. 2007 Percentage Change	Nine Months 2008 vs. 2007 Percentage Change
(000’s omitted)	2008	2007	2008	2007
Interest	$851	$3,051	$4,146	$7,257	(72.1)%	(42.9)%
Net loss on investments	(277)	(82)	(437)	(115)	237.8	280.0
Other	(262)	87	(197)	246	(401.1)	(180.1)

Total segment revenues	312	3,056	3,512	7,388	(89.8)	(52.5)
Fixed interest on debt	6,455	12,181	25,647	37,684	(47.0)	(31.9)

Revenues, net of interest expense	(6,143)	(9,125)	(22,135)	(30,296)	(32.7)	(26.9)
Early extinguishment of debt	—	—	6,005	—	—	100.0
Operating expenses	2,885	2,837	8,367	8,219	1.7	1.8

Loss before taxes	$(9,028)	$(11,962)	$(36,507)	$(38,515)	(24.5)%	(5.2)%

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

Three Months Ended September 30, 2008 versus September 30, 2007

Interest revenues decreased primarily as a result of cash balances decreasing by approximately $91.1 million due to the repurchase of our 9.5% outstanding debt offset by return of capital from subsidiaries, as well as decreases in interest rates on our short term investments.

Net loss on investments increased as a result of increased losses on our non-marketable investments.

Nine Months Ended September 30, 2008 versus September 30, 2007

Interest revenues decreased primarily as a result of cash balances decreasing by approximately $91.1 million due to the repurchase of our 9.5% outstanding debt offset by return of capital from subsidiaries, as well as decreases in interest rates on our short term investments.

Net loss on investments increased as a result of increased losses on our non-marketable investments.

For a discussion of operating expenses, see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three months 2008 vs. 2007 Percentage Change	Nine months 2008 vs. 2007 Percentage Change
(000’s omitted)	2008	2007	2008	2007
Expenses:
Employee compensation and related benefits	$34,955	$13,522	$83,079	$61,608	158.5%	34.9%
Exchange, clearing and brokerage fees	12,357	10,062	32,758	29,713	22.8	10.2
Lease of exchange memberships and trading license fees	429	614	1,272	1,926	(30.1)	(34.0)
Depreciation and amortization	925	1,000	2,722	8,128	(7.5)	(66.5)
Goodwill impairment	—	—	—	164,100	—	(100.0)
Specialist stock list impairment	—	—	—	335,264	—	(100.0)
Restructuring	—	25	—	1,098	(100.0)	(100.0)
Extinguishment of debt	—	—	6,005	—	—	100.0
Other	7,215	9,587	21,483	29,152	(24.7)	(26.3)

Total expenses	55,881	34,810	147,319	630,989	60.5	(76.7)
(Benefit) provision for income taxes	$(3,280)	$903	$(48,046)	$(184,077)	(463.2)%	(73.9)%

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

Three Months Ended September 30, 2008 versus September 30, 2007

Employee compensation and related benefits increased primarily as a result of our bonus and incentive compensation being higher than the prior year based on an increase in trading results. This was partially offset by reduction to the base component of salary resulting from a reduction of headcount.

Exchange, clearing and brokerage fees increased primarily as a result of our increased trading activity.

Lease of exchange memberships and trading license fees decreased due to the reduced headcount in our cash equity specialist operations, which resulted in a decrease of the number of our NYSE trading licenses, and a decrease in the monthly fee per license.

The decrease in other operating expenses was due to decreases in legal fees, insurance, occupancy and communications.

Nine Months Ended September 30, 2008 versus September 30, 2007

Employee compensation and related benefits increased primarily as a result of our bonus and incentive compensation being higher than the prior year based on an increase in trading results. This was partially offset by reduction to the base component of salary resulting from a reduction of headcount.

Exchange, clearing and brokerage fees increased primarily as a result of our increased trading activity.

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

Liquidity and Capital Resources

As of September 30, 2008, we had $4,358 million in assets, of which $229.4 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within thirty days and cash and securities segregated under federal regulations. To date, we have financed our operations primarily with cash flows from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a specialist, market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of September 30, 2008, our most significant long-term indebtedness was the $209.9 million aggregate principal amount of our outstanding 11% Senior Notes that mature in May 2012. On October 9, 2008 the Company purchased an aggregate of $7.6 million aggregate principal amount of its outstanding 11% Senior Notes due May 2012 below par. In the first quarter of 2008, we purchased and cancelled $30.8 million of our outstanding 9 1/2% senior notes due 2009 and $50.1 million of our 11% senior notes due 2012 in open market transactions. On May 23, 2008 the Company redeemed of all of the remaining outstanding 9 1/2% senior notes due 2009, in the aggregate principal amount of $169.1 million, at a redemption price of 102.375%, plus accrued and unpaid interest thereon, pursuant to the optional redemption provisions of the indenture governing the notes.

At September 30, 2008, our net cash capital position was $183.8 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $254.1 million.

	($ millions)
	9/30/2008	9/30/2007
Cash Capital Available:
Stockholders’ equity	$460.0	$509.9
Subordinated debt	—	5.7
Long term debt > 1 year	209.9	459.8
Other holding company liabilities	40.2	38.9

Total cash capital available	$710.1	$1,014.3

Cash Capital Required:
Regulatory capital (1)	$79.4	$224.3
Working capital	157.1	140.0
NYX unrestricted shares	81.7	165.0
Illiquid assets/long-term investments	197.8	191.5
Subsidiary intercompany	10.3	18.6

Total Cash Capital Required	$526.3	$739.4

Net Cash Capital	$183.8	$274.9

(1)	In February 2008, our regulatory capital was reduced by $200.0 million in connection with the NYSE’s 75% reduction of the NLA specialist capital requirement. This amount was paid as a dividend to our holding company.

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

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of September 30, 2008, we have identified the following alternative funding measures to support future debt maturity requirements:

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

Alternative Funding Measures
$ millions
Net cash capital	$183.8
Excess regulatory capital at subsidiaries (3)	62.0
NYX shares (1) (2)	40.8

Total cash available from alternative funding measures	$286.6

(1)	Computed on an after-tax basis and after a $20.0 million reduction for NYX shares used as regulatory capital.
(2)	Based on NYX price of $39.18 per share on September 30, 2008.
(3)	Subject to regulatory approval prior to distribution to the holding company.

Following our 2008 repurchases of senior and subordinated debt, the Company maintains its ability to repurchase in whole or in part the remaining senior notes at any time up to the maturity date without impacting the current operations at any of its trading subsidiaries. Moreover, we anticipate that the final removal of the NYX share restrictions in October 2008 will provide us a level of flexibility in managing debt servicing payments concurrently with the funding of our subsidiaries trading operations.

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

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis. In 2004, we strategically refinanced our outstanding indebtedness and created two new series of senior notes maturing in 2009 and 2012 which represented a significant portion of our outstanding debt. On May 23, 2008, the Company redeemed all of its remaining outstanding 9 1/2% senior notes due 2009, in the aggregate principal amount of $169.1 million, at a price of 102.375%, plus accrued and unpaid interest thereon, pursuant to the optional redemption provisions of the indenture governing the notes. Following the redemption, $209.9 million of the Company’s 11% Senior Notes due 2012 remains outstanding at September 30, 2008 under the indenture. Subsequently, on October 9, 2008 the Company purchased an aggregate of $7.6 million aggregate principal amount of its outstanding 11% Senior Notes due May 2012. Our annual interest expense related to those remaining outstanding senior notes going forward is expected to be approximately $22.3 million, excluding debt issuance cost amortization expense. The debt has available maturities and calls over the five-year period 2008 through 2012 to allow us maximum flexibility in satisfying the debt servicing payments and/or sufficient time to refinance the long-term debt, if necessary. The debt is redeemable at redemption prices of 105.50% on or after May 15, 2008, 102.75% on or after May 15, 2009 and 100.0% on or after May 15, 2010.

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock, and this ratio is calculated as of the end of the most recently completed fixed quarter on a trailing four quarter basis. As of September 30, 2008, our consolidated fixed charge coverage ratio, as defined, was 3.7:1. This ratio was impacted by the repurchase of the senior notes during the first half of 2008, because the indenture allows us to deem any indebtedness purchased in the trailing four quarter period as not outstanding throughout the period, thus giving “pro-forma” effect to the consolidated interest expense versus fixed debt.

While our fixed charge ratio is above 2.00:1, the indenture governing our outstanding senior notes enable us to make cumulative “restricted payments” in an amount that is not greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million. If our cumulative “restricted payments” since May 18, 2004 at any time exceeds this restricted payment calculation, we will not be able to make any additional restricted payments. However, this calculation is recomputed each quarterly calendar period as allowed under the covenants in the indenture. As of September 30, 2008, 50% of our cumulative consolidated net income since July 1, 2004 was $56.6 million, and we had received approximately $1.4 million upon the exercise of options since July 1, 2004. When these amounts are added to the $15 million allowance, as of September 30, 2008, we were entitled to make restricted payments of $71.4 million, excluding the stock repurchases we made during the third quarter of $1.6 million. We cannot be sure if, when or to what extent this covenant will prevent or limit us from making restricted payments in the future.

In April of 2008, the Board of Directors of the Company authorized a $40.0 million share repurchase plan. While the restricted payment allowance would allow us to repurchase the full amount of shares under the plan, we have repurchased 371,753 of our shares under this plan during the first nine months of 2008 in the amount of $1.6 million, or an average price of $4.41 per share. In October 2008, we repurchased an additional 1,292,703 shares of our common stock for a total of purchase price of $5.6 million, or an average of $4.37 per share. We have funded, and will continue to fund, our share repurchases through a combination of cash from operations and excess cash at our holding company, dependent upon market conditions. As discussed above, the indenture governing our outstanding senior notes permits us to redeem some or all of the senior notes due 2012 on or after May 15, 2008 at varying redemption prices, depending on the date of redemption. In addition, under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase outstanding senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Any time we repurchase our outstanding senior notes, our fixed-term interest payments are correspondingly reduced. During 2008 we repurchased an aggregate of $199.8 million aggregate principal amount of our outstanding 9 1/2% Senior Notes due 2009 and an aggregate of $50.1 million aggregate principal amount of our outstanding 11% Senior Notes due 2012. These purchases of our outstanding senior notes resulted in annual interest savings of approximately $24.5 million. Subsequently, on October 9, 2008 the Company purchased an aggregate of $7.6 million aggregate principal amount of its outstanding 11% Senior Notes due May 2012 below par which will result in annual interest savings of approximately $0.8 million. To the extent we repurchase any remaining outstanding 11% Senior Notes due 2012 in connection with future corporate strategic initiatives, our fixed-term interest payments would be correspondingly reduced.

As of September 30, 2008, the subordinated indebtedness of LaBranche & Co. LLC was repurchased and terminated in its entirety. This subordinated debt was comprised of senior subordinated notes and junior subordinated notes, which matured on various dates between June 2008 and April 2009 and bore interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 in each of the years 2004 through 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in each of June 2004 through 2008. In the second quarter of 2008, we repaid the remaining $1.7 million in junior subordinated notes plus accrued and unpaid interest thereon.

As of September 30, 2008 and December 31, 2007, we had a tax receivable of $0.5 million and $11.8 million, respectively. The December 31, 2007 balance mainly relates to a Federal NOL carryback claim. In the second quarter 2008, the Company received an $11.0 million federal tax refund for the 2007 net operating loss carry-back claim filed.

Our “Other liabilities” of $12.4 million reflected on the accompanying 2008 consolidated statement of financial condition are principally comprised of tax contingencies pursuant to FIN 48. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future. During the third quarter the company completed a multi year tax audit with the local taxing authorities resulting in a $1.6 million payment for that period for both taxes and interest. This resulted in a $2.1 million reduction in our FIN 48 reserve balances of which $0.5 million was recorded as a tax benefit in the current quarter.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of September 30, 2008, LaBranche & Co. LLC’s net capital, as defined, was $103.8 million, which exceeded the minimum requirements by $102.9 million.

The NYSE generally requires its specialist firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA, their position requirement. As of September 30 2008, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $76.1 million, and its actual NLA, as defined, was $88.9 million. As of December 31, 2007, LaBranche & Co. LLC’s minimum required dollar amount of NLA, as defined, was $276.2 million and its actual NLA, as defined, was $300.1 million. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates.

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

In February 2008, the SEC approved, with immediate effect, an approximate 75% reduction in the required NLA that need to be maintained by cash equity specialists to transact business on the NYSE. This resulted in a reduction of our required NLA by approximately $205.0 million, of which $200.0 million was moved at such time to our holding company for other current or future corporate purposes. In May 2008, LaBranche & Co. LLC distributed $10.0 million of excess NLA to the holding company. Pursuant to these NLA rules, LaBranche & Co LLC is entitled to use unrestricted shares of NYX stock as NLA, instead of cash for regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of September 30, 2008 includes approximately $32.8 million in NYX shares (after the risk-based haircuts). Since our $205.0 million NLA reduction was implemented in February 2008, the majority of the amended NLA requirement can be met by the NYX shares held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to declare a dividend distribution of $200.0 million to us, which was paid in February and March 2008, and which left LaBranche & Co. LLC with $12.8 million in cash as a cushion over and above the NYX shares used to satisfy the continuing NLA requirement.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of September 30, 2008 and December 31, 2007, LFS’ net capital, as defined, was $31.0 million and $16.6 million, respectively, which exceeded minimum requirements by $30.0 million and $15.6 million, respectively.

LFS is also subject to SEC Rule 15c3-3 because it maintains a soft dollar program that may result in credit balances to such clients. As of October 2, 2008, to comply with its September 30, 2008 requirement, cash and U.S. Treasury Bills in the amount of $1.5 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.2 million. As of January 3, 2008, to comply with its December 31, 2007 requirement, cash and U.S. Treasury Bills in the amount of $1.6 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.2 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. As of September 30, 2008 and December 31, 2007, LSP’s net capital, as defined, was $110.2 million and $62.6 million, respectively, which exceeded minimum requirements by $107.8 million and $60.9 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .32 to 1 and .41 to 1, respectively.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2008 and December 31, 2007, LSPD’s net capital, as defined, was $2.8 million and $3.0 million, respectively, which exceeded its minimum requirement by $2.8 million and $3.0 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on those dates was ..01 to 1 and .001 to 1, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of September 30, 2008 Tier 1 capital, as defined, was $31.0 million which exceeded the total variable capital requirement by $12.3 million. At December 31, 2007 Tier 1 capital, as defined, was $14.2 million which resulted in a deficit of $1.2 million. The December 31, 2007 calculation did not include accumulated profits for the year ended December 31, 2007 which was in excess of the deficit. With those results now audited they can be included in Tier 1 regulatory capital. In addition, the Company had injected an additional $9.9 million of share capital in January 2008 further enhancing regulatory capital.

As a licensed corporation registered under the Hong Kong Securities and Futures Ordinance, LSPH is also subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at September 30, 2008 and December 31, 2007) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at September 30, 2008 and December 31, 2007) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of September 30, 2008 and December 31, 2007, LSPH’s liquid capital, as defined was $0.6 and $0.7 million, respectively, which exceeded its minimum requirements by $0.2 and $0.3 million, respectively. In addition, we had injected an additional $0.5 million of share capital in June 2008 further enhancing regulatory capital.

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

Cash Flows

Our cash and cash equivalents decreased $276.7 million to $227.9 million at the end of the third quarter of 2008. The decrease was primarily the result of the aggregate net effects of $259.4 million repayments of debt, $1.6 million for the purchase of treasury stock, $1.8 million for capital asset additions and a $13.1 million net decrease from operating activities comprised of cash flow of $47.0 million from operating income and a $60.1 million increase in working capital.

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

In August 2008, the Management of the Company determined that only one rating agency was necessary to provide a rating for the outstanding senior notes. As such, the Company terminated its relationship for credit rating services from Standard & Poor’s Investor Services. The Company still engages the credit rating services from Moody’s.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first nine months of 2008, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2007, as described in our 2007 Form 10-K.

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

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our specialist and market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2007	$(5,193)	$(443)	$0	$3,903	$12,259
March 31, 2008	$(3,331)	$(897)	$0	$4,295	$24,456
June 30, 2008	$49,381	$9,122	$0	$(57)	$14,997
September 30, 2008	$25,142	$6,234	$0	$(3,247)	$(1,632)

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2007	$(1,930)	$(643)	$643	$1,930
March 31, 2008	$7,398	$2,466	$(2,466)	$(7,398)
June 30, 2008	$7,616	$2,539	$(2,539)	$(7,616)
September 30, 2008	$5,664	$1,888	$(1,888)	$(5,664)

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

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of September 30, 2008, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business.

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

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2007	$(53)	$(18)	$0	$18	$53
March 31, 2008	$(113)	$(37)	$0	$37	$113
June 30, 2008	$501	$167	$0	$(167)	$(501)
September 30, 2008	$(965)	$(321)	$0	$321	$965

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings since the March 17, 2008 filing of the 2007 Form 10-K, the May 12, 2008 filing of the First Quarter 10-Q1 and the August 11, 2008 filing of the Second Quarter 10-Q, except as follows:

In re LaBranche Securities Litigation. As previously reported, on February 8, 2008, we entered into an agreement in principle to settle the action for $13 million, to be paid entirely by our insurers, subject to completion of a usual and customary settlement agreement, notice to the class, and approval by the Court. On September 19, 2008, the parties submitted a settlement agreement to the Court. On September 22, 2008, the Court preliminary approved the settlement. Notice has been provided to the class, and the settlement remains subject to final approval by the Court.

Sea Carriers, L.P. v. NYSE Euronext, et al. On August 20, plaintiff voluntarily dismissed this action without prejudice. No payment was made by us or any other defendant in the case.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2007 Form 10-K, the First Quarter 10-Q, the Second Quarter Form 10-Q and above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2007 Form 10-K, the First Quarter 10-Q, the Second Quarter Form 10-Q and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2008, our Board of Directors authorized the repurchase of up to $40.0 million in shares of our common stock. In the third quarter of 2008, we repurchased 371,753 shares at a cost of approximately $1.6 million. We have funded, and will continue to fund, our share repurchases through a combination of cash from operations, and excess cash at our holding company, dependent upon market conditions.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1 – September 30, 2008	371,753	$4.41	371,753	(2)
Total	371,753	$4.41	371,753	(2)

(1)	Average Price Paid per Share excludes transaction costs.
(2)	Since board approval of repurchases is based on dollar amount, the Company cannot estimate the number of shares yet to be purchased.

Item 5.	Other Information

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 10, 2008	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2008.