Form 10-K
period 2008-12-31
LABRANCHE & CO INC
filed 2009-03-16
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on June 30, 2008, was approximately $253,582,000. Shares of Common Stock beneficially held by each officer and director and by each person who owns 10 percent or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Common Stock outstanding as of March 6, 2009 was 58,473,067.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be held on May 19, 2009 are incorporated by reference in this Annual Report on Form 10-K in response to Part II, item 5 and Part III, items 10, 11, 12, 13 and 14.

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

Overview

LaBranche & Co Inc. (“we,” “our,” “us”) is the parent corporation of LaBranche & Co. LLC, one of the oldest and largest designated market-makers (previously called specialists) in equity securities listed on the New York Stock Exchange (“NYSE”). LaBranche & Co. LLC was called a “specialist” firm until December 2008, when a new market model was introduced by the NYSE following approval of that model by the SEC in October 2008. The new market model changed the term “specialist” to “designated market maker”, but the role of the designated market maker remained essentially unchanged from the role of the specialist, in that the designated market maker is the primary provider of liquidity and information with respect to the companies it represents on the floor of the NYSE, but without the first look at order flow and without many of the negative and affirmative obligations to which we were subject prior to the new market model. LaBranche & Co. LLC, regardless of the moniker of designated market maker or specialist, continues to facilitate the buying and selling of securities of the companies it represents by bringing information, critical expertise, and needed liquidity to the forefront of the marketplace.

We are also the parent of LaBranche Structured Holdings, Inc. (“LSHI”), the holding company for a group of entities that are specialists and market-makers in options, futures and exchange-traded funds, or “ETFs,” traded on various exchanges. LSHI’s subsidiaries’ now generate the majority of the collective revenues of our specialist and market-making businesses, which is referred to in this Annual Report as our Market-Making segment. LSHI’s subsidiaries are:

•	LaBranche Structured Products, LLC, a New York limited liability company (“LSP”);

•	LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”);

•	LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”);

•	LaBranche Structured Products Direct, Inc. (“LSPD”), a New York corporation; and

•	LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”).

LSP is a registered broker-dealer that operates as a specialist in index and ETF options, ETFs and futures on the AMEX (which is now called the NYSE Alternext Exchange (“NYSE Alternext”) after the October 2008 acquisition of the AMEX by the NYSE Euronext, Inc), the New York Board of Trade (“NYBOT”), and the Philadelphia Stock Exchange (“PHLX”), and as a market-maker in options, ETFs and futures on several exchanges, including the AMEX (until October 2008), NYSE Alternext, NYBOT, PHLX, the Chicago Board

Options Exchange® (“CBOE”), and International Securities Exchange (“ISE”). LSPE is a broker-dealer registered with the United Kingdom’s Financial Securities Authority and operates primarily as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext Exchanges. LSPH is a broker-dealer registered with Hong Kong’s Securities and Futures Commission and operates as a market-maker for ETFs and engages in hedging transactions in Asia. LSPD is a Financial Industry Regulatory Authority (“FINRA”) member firm that is authorized to act as and to become an institutional execution firm in derivative and structured products, but currently does not engage in any operations. LSPS, which ceased operations in October 2007, was a registered broker-dealer and operated as a specialist in ETFs traded on the NYSE.

LaBranche Financial Services, LLC (“LFS”), another of our operating subsidiaries, provides securities execution and professional trading brokerage services to institutional investors and is a market-maker in over-the-counter, bulletin board and pink sheet securities.

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

We are a Delaware corporation that was incorporated in June 1999. Our principal executive offices are located at 33 Whitehall Street, New York, New York 10004, and our telephone number is (212) 425-1144. Our Internet address is www.labranche.com. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These filings also are available on the SEC’s website at www.sec.gov.

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

We currently view our business as operating principally in two separate segments: the Market-Making segment and the Institutional Brokerage segment. Our Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPE, LSPH, LSPD and LSPS. As of December 31, 2008, the entities within our Market-Making segment were designated market- makers and other bona fide market makers on the NYSE, the NYSE Alternext (formerly the AMEX), the NYBOT, the PHLX, the CBOE and the ISE. Collectively, our Market-Making segment is the designated market maker and/or specialist for 500 common stock listings on the NYSE and 660 options listings, 3 futures and 114 ETFs on the NYSE Alternext, PHLX, NYBOT and other exchanges, and is a market-maker for ETFs, options and futures on various exchanges.

Our Institutional Brokerage segment currently includes the operations of LFS, which provides securities execution to retail and institutional clients and professional traders. LFS’ central focus is to bring the customer closer to the point of sale and provide price discovery at the highest possible speed and lowest possible cost. LFS also is a market-maker in the over-the-counter and bulletin board and pink sheet securities serving as a liquidity provider in those securities. LFS’s institutional execution business has been growing its sales trader force since April 2008, and has made key hires of sales and position traders that we believe will help build our business into an operation that meets the needs of today’s institutional customers.

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

Our Market-Making Segment

Our Market-Making Business Model

We are an integrated market-making company, both as designated market makers (DMMs) or specialists in cash equity securities, ETFs and index and ETF options, and as a market-maker in several classes of securities (including equity options, index options, ETF options, futures, structured notes, ETFs and equities), with trading operations in domestic and global securities markets. Our main goals are to provide liquidity to the markets and to profit from dynamically changing market prices and from quoting at the national best bid and offer, or “NBBO,” in each case through the use of both technology and human judgment. We believe that our participation in the markets improves market quality and as a result lowers trading costs. Our market-making and liquidity provision activities are performed algorithmically, manually or telephonically by furnishing bona fide competitive bid and offer quotations continuously or regularly upon request and being willing and able to effect transactions at those quotes in marketable quantities. Our manual and telephonic trading is done based on advanced fair value models, which we have proprietarily developed internally.

Our goal is to provide quotations and interact with order flow globally through electronic trade messaging and over a scalable platform of market-making algorithms that can interact with all securities markets. We have been in constant transition over the past several years in order to adapt to the evolution of securities markets to electronic platforms, especially since the implementation of Regulation NMS, which became effective in March 2007, and the NYSE’s new market model, which commenced in late December 2008, generally providing for electronic trading on national market systems to provide for the fastest possible execution.

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

It is our understanding, based on discussions with our regulators and public statements from representatives of the exchanges on which we have operations and the SEC, that the proliferation of electronic markets, where trades occur in milliseconds, has made the regulatory restrictions derived from our specialist businesses no longer necessary, especially as our NYSE cash equity specialist business has become DMMs in the NYSE’s new market model. Our regulators are beginning to address the possibility of removing or substantially diminishing the operational barriers that currently affect us. If these barriers change, we believe we will be able to conduct our market-making operations more as one integrated entity, as opposed to operating in different subsidiaries with redundant administrative costs and personnel, subject to approval by our regulators. The timing and extent of this transition or elimination of information barriers is still uncertain, as the NYSE is in the process of proposing additional changes to its information barrier rules in light of the new market model. However, the NYSE has made some new information barrier rule changes, under which we have submitted integrated risk management procedures that must be approved by the NYSE prior to implementation. For a more complete description of these potential new NYSE rules that govern the DMMs and their affiliates, please see “—Rules Governing Our Market-Making Activities—Current and Proposed New Specialist Rules.”

The focus of our market-making operations has shifted over the past several years from our traditional auction based specialist model in cash equity securities on the NYSE and AMEX and equity options listed on the AMEX, to a more electronic and diversified approach to being market-makers in a variety of cash equity and derivative securities, such as ETFs, ETF options, index options and futures across many different exchanges. We are in the process of developing and enhancing our market-making operations domestically and abroad, in the United Kingdom and Hong Kong. We believe that as markets continue to evolve and develop worldwide and as new securities, such as ETFs continue to develop abroad, the desire for liquidity providers such as us continues to grow. We see this as an opportunity for our current and future growth.

Our adaptation to the automation and globalization of derivative securities markets is evidenced by our January 2005 formation of LSPE to be a market-maker for ETFs traded on the London Stock Exchange, Euroex and Euronext exchanges and our August 2005 formation of LSPH to be a market-maker in ETFs traded in Hong Kong and to conduct hedging transactions in Hong Kong markets related to our market-making activities. LSPE became a registered broker-dealer with the FSA in March 2006, and LSPH registered as a broker-dealer with Hong Kong’s SFC in October 2006.

Our international market-making operations have grown since inception and their results improved in 2008. LSPE experienced significant growth in 2007 and 2008 and now contributes significant revenues to our Market-Making segment. LSPE has established new relationships with a number of British and European order providers, and benefitted from a general increase in trading activity. We plan to continue our investment in LSPE and to pursue opportunities in international ETFs and indexes as they arise. Our LSPH subsidiary is in its early stages of development, and we anticipate that it will be integral to the market-making and risk mitigation activities of our Market-Making segment going forward. Currently, a large portion of the trading that could be done by LSPH is being performed by LSPE due to cost and operational efficiencies, although that may change in the future. LSPH, however, has been developing its own options and ETF market making technologies based on our trading technologies and is now beginning its options market making activities in Hong Kong. By expanding our market-making presence abroad, we believe we are further strengthening and diversifying the product base in our Market-Making segment, which will further our strategy of meeting the liquidity provision challenges in an increasingly electronic and global marketplace.

We will continue to seek to leverage our liquidity providing expertise further internationally and are continually striving to enhance current relationships and establish new ones with entities that trade or provide order flow in the Australasian region.

The Evolution of the Specialist and Market-Making Industry

Historically, trading of securities on the NYSE and other listed securities markets was conducted through a process managed by the specialist for each security. Effective December 2008, specialists on the NYSE became “DMMs” but the role of the DMMs is essentially the same as the specialist, although the way in which we satisfy our obligations and inject liquidity has become more electronic and requires less human intervention. The specialist, and now the DMM, is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in the securities for which it is selected. The number of DMM firms on the NYSE has decreased substantially over the past ten years due to consolidation within the industry, and this consolidation largely occurred before the implementation of the NYSE’s new market model. There currently are six NYSE DMM firms, all of whom were the remaining six specialist firms prior to the new market model adoption in December 2008. Many other firms, including us, act as market-makers in options and futures of these securities on the NYSE Alternext (formerly the AMEX), adding liquidity to the market in addition to the exclusive specialists’ obligation to do so. There are also many other market-makers that compete with us on the other exchanges on which we make markets.

On the NYSE, DMM firms trading in cash equity securities have competed and continue to compete for the original listing of these securities through an allocation process organized by the NYSE. As part of this allocation process, companies seeking a listing either use the NYSE’s allocation committee to select the DMM based on specific criteria or the listing company requests that the allocation committee select three to five potential DMM firms who the issuer then meets and selects its DMM firm. Currently, almost every company listing on the NYSE chooses its DMM firm under the second allocation method. Our competitors in the NYSE cash equities DMM business currently are Spear, Leeds & Kellogg Specialists LLC (a division of Goldman Sachs Group), Bear Wagner Specialists LLC (under the direction of JP Morgan), Bank of America Specialists, Kellogg Specialist Group and Barclays Capital, which assumed all of the specialist duties of Lehman Brothers, Inc. in 2008. Lehman Brothers had acquired Van der Moolen Specialists USA, LLC in December 2007.

On the NYSE Alternext Exchange and the ETF portion of the NYSE Arca Exchange (both of which exchanges list the securities formerly traded on the AMEX), specialist firms competed for a listing through an allocation process organized by the NYSE Alternext. An allocation committee of the exchange selects the specialist firm for each security based on specified criteria, giving weight to the desires of the listed company. The specialist for each ETF listed on the NYSE Alternext is chosen either by the exchange or the ETF issuer. In March 2008, LSP entered into an agreement to sell our equity options specialist operations to another AMEX options specialist for an immaterial amount. This sale was consummated in March of 2008. Upon completion of this transaction, LSP retained its ETF, ETF option and index option specialist operations, as well as all of its current market-making operations.

When assigned a particular security, the DMM agrees to specific obligations. The DMM is required to maintain, as far as practicable, a fair and orderly market. This implies that the trading will have reasonable depth and price continuity, so that, under normal circumstances, a customer may buy or sell the security in a manner consistent with market conditions. A DMM firm helps market participants achieve price improvement in their trades because the best bids and offers are provided either electronically on a continuous basis or, in certain circumstances, through manual price discovery. In any given transaction, the DMM firm may:

•	electronically or manually set opening prices for its DMM securities and may, in certain circumstances, match the highest bids with the lowest offers, permitting buyers and sellers to trade directly;

•	bring together buyers and sellers who do not know of each other in order to execute a trade which would not otherwise occur;

•	act as an agent, in certain circumstances, for broker-dealers who wish to execute transactions as instructed by their customers; or

•	use its own capital to buy or sell securities for its own account.

These duties essentially were the same for the specialists before they became DMMs under the NYSE’s new market model, as the specialist, like the DMM, is the primary market maker for the securities it represents.

In addition to normal specialist functions, a specialist in ETFs may provide “seed” money to the ETF by creating ETF shares by purchasing and depositing a group of securities and/or cash into the fund. Due to the evolution of the specialist and market-making functions into more similar roles, there is little difference in the specialists and market-makers for ETFs; thus, the need for seed money has diminished. However, we may still seek to inject seed money into some ETFs when the opportunity arises in order to provide additional services to our ETF issuers, both domestically and internationally.

The DMM firm’s purchase and sale of its DMM securities as principal may be based on obligation or inclination. For example, the DMM firm may be obligated to buy or sell its DMM securities to counter short-term imbalances in the market, thus helping to maintain a fair and orderly market in that stock. At other times, the DMM firm may be inclined to buy or sell the securities as principal based on market conditions, but in many cases, has to re-enter the market on the opposite side of its last trade in order to bring fairness and continuity to the market. In actively-traded securities, the DMM firm continually buys and sells its securities at varying prices throughout each trading day. The DMM firm’s goal and expectation is to profit from small differences in the prices at which it buys and sells these securities. Historically, before specialists became DMMs under the new market model, the specialist firm’s trading practices were subject to a relatively large number of restrictions, as described in “Rules Governing Our Designated Market Maker Activities” but a large number of these restrictions were removed under the new market model due to the removal of some of the informational advantages that had existed prior to December 2008. The changes brought on by the new market model have not yet been fully realized and the effects on our revenues cannot yet be estimated, due to the fact that it was only recently fully implemented in the last week of December 2008, but the new market model is described more completely below in “—Rules Governing our Designated Market Maker Activities—New NYSE Market Model and Designated Market Maker Rules.”

Currently, and for the foreseeable future, the large bulk of trading on exchanges, by market-makers, is done and will be done electronically. As discussed above, our market makers have developed proprietary algorithms to trade in the nearly all-electronic market both by obligation and inclination. Our algorithms are designed to trade in accordance with our obligations as market-maker and also are designed to trade on opportunity in increasing situations in which where we are allowed to trade by inclination.

Recent Trends in Trading

DMM firms, as the specialists did, generate revenues by providing liquidity with their own capital in their market-making securities. In the electronic marketplaces, DMM firms’ revenues generally are significantly impacted by the share volume of trading and volatility on the applicable market, as it was in the former manual specialist models on the NYSE and AMEX. DMM revenues in the NYSE’s new market model are also generated by their quoting at the NBBO and order flow that is thereby brought to the NYSE. Market activity historically has tended to be cyclical and trading volumes from 2002 through 2004, and again thus far in early 2009, evidenced a decline in individual and institutional trading.

Since 2000, ETFs and other derivative products have grown as an alternative to other investments. ETFs are share-based investment funds that pool investors’ capital and trade on stock exchanges throughout the day at prices determined by the market. ETFs attempt to imitate a stock market index or narrowly defined basket, rather than actively add or remove stocks. As a result, these ETFs offer investors the diversification advantages of a mutual fund, while also possessing certain tax and other advantages of traditional stocks. According to data provided by the Investment Company Institute, ETF assets grew to approximately $642 billion as of December 31, 2008 from $608 billion as of December 31, 2007, representing an annual growth rate of approximately 5.6%. Some of the more recognizable ETFs are the Nasdaq 100 Tracking Stock (QQQQ)™, Standard & Poors Depositary Receipts (SPDRs)™, Vanguard Index Participation Receipts (VIPERS)™ and iShares MSCI EAFE Index Fund (EFA)™. We believe the increase in program trading during this period is at least partially related to the growth in ETFs because hedging trades executed by market makers tend to be done electronically and in small increments. Additionally, related products such as index and ETF options have grown in popularity in connection with risk management, hedging and other opportunities. These products also require the services of a specialist and/or market-maker to maintain liquidity and a fair and continuous market in those securities.

Average daily trading volume on the NYSE decreased in 2008 to 1.5 billion shares, from approximately 1.6 billion shares in 2007. There was a slight decrease in trading volume on the NYSE in 2007 from 2006. There were several periods of trading in 2007 and 2006 in which there were significant unilateral market moves upward or downward (i.e., there was very low volatility), causing us to generate poor trading results. Overall, trading volumes worldwide have increased, due primarily to the proliferation of electronic and algorithmic trading and the relative ease and quickness of market access through automated trading models. This trend is further evidenced by the transition of all formerly manual markets, such as the NYSE and AMEX, to trading models that are, essentially, fully electronic. For example, in December 2006, the NYSE launched its HYBRID market. This transition was further developed in the fourth quarter of 2008 when the SEC approved, and the NYSE implemented, its New Market Model. In addition, Electronic Communications Networks, or ECNs, which are trading systems off of exchange floors that automatically match buy and sell orders at specified prices, continued to grow in popularity during this period due to their ability to handle large amounts of orders without human intervention. These trading systems, as well as advances in overall trading algorithms and increased speed of market technology, has led to the increases in volumes and worldwide trading activity, while at the same time causing increasing numbers of transactions to be executed in markets other than the primary listed market more quickly than the markets on which the securities were listed. These trends have led to the decline in volume on these historically manual markets. These trends have caused us to adapt our market-making focus to a more diversified base of derivative securities as well as additional equity securities on new and evolving markets such as the CBOE Stock Exchange.

The trading revenues of our Market-Making Segment increased significantly in 2008, largely due to the dramatic increase in market volatility in the second half of 2008 brought on by extraordinary events in the financial markets, especially in the trading of financial companies. In the second half of 2008, the CBOE’s Volatility Index®, or “VIX,” a key measure of market expectation of near-term volatility and investor sentiment reached record high levels. In this situation, we believe that the need for market-makers is crucial to the maintenance of continuous markets, and our market-making model is designed to increasingly use our capital to mitigate volatility in the market by adding liquidity.

Conversely, we believe several factors negatively impacted our cash equity specialists’ revenues in 2006 and 2007, including:

•	declining volatility that diminishes the need for specialists and/or market-makers to employ capital to mitigate volatility, which in turn reduces the market-makers’ level of principal participation;

•

increased program trading as a percentage of total NYSE average daily share volume. Program trading and the decimalization of stock prices often results in a number of smaller orders executed through the NYSE’s system. As a result, block-trading strategies have continued to be less prevalent; and

•

the fragmentation of orders due to the influx of alternative trading systems such as where market participants are breaking up large orders and anonymously injecting their interest in smaller sizes across many exchanges and electronic trading venues. This also resulted in much fewer block trading strategies.

Although our revenues from our cash equities specialist business stabilized during certain periods in 2006 and 2007, these factors continued to adversely affect our cash equities business during these periods and somewhat in the first half of 2008.

Due in large part to the provisions of Regulation NMS and increased electronic trading resulting in trades being shipped to the market or trading system that posts the “national best bid and offer,” the percentage of trades in NYSE-listed stocks that take place on the NYSE declined to below 30% in 2008. In 2008, 26.2% of trades in NYSE-listed stocks were traded on the NYSE, a decline from approximately 46.4% in 2007. The percentage of trades in NYSE-listed stocks on the floor of the NYSE is affected as follows:

•

some stocks are listed on multiple exchanges, such as regional exchanges, and trades take place on those exchanges as well as in the over-the-counter market and through alternative trading systems (“ATSs”), such as “BATS” and “BIDS”;

•	at times, significant volume in NYSE-listed stocks takes place before and after regular NYSE trading hours, off the NYSE; and

•	rebates incentivize market participants to trade on other venues.

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

Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges. It is possible that the presence of these ATSs and other emerging electronic trading systems have contributed to the overall decline in the percentage of equity shares traded on the NYSE over the past five years from approximately 82% to approximately 26.2% in 2008. Notwithstanding the presence of these ATSs and other emerging trading technologies, the NYSE remains a dominant trading marketplace for listed securities. It is unclear, however, how ATSs and other new technologies, other potential securities market acquisitions, the HYBRID model and Regulation NMS, all as described in “Rules Governing Our Specialist and Market-Making Activities” below), will continue to affect the future percentages of trading in listed stocks on the NYSE and the other markets on which we conduct business.

In response to the development of ATSs, in 2001 the NYSE launched Network NYSE, a suite of market information and auto-execution products offering new choices to different types of customers. Some examples of these products include:

•	NYSE Direct+®, an automatic execution service for limit orders up to 1,099 shares, enabling investors to automatically execute orders at the national best bid and offer;

•	NYSE Open Book(SM), an online market data product allowing subscribers to view information on the NYSE limit order books; and

•	Institutional Express(SM), an electronic gateway to satisfy large order requirements and the growing information needs of NYSE member firms and their institutional customers.

The NYSE’s HYBRID market, launched in December 2006, substantially replaced these products with an almost fully electronic market. The HYBRID market is now the only system on which trades are executed on the NYSE and is discussed further in detail in “Rules Governing Our Specialist and Market-Making Activities” below.

Growth of our Options, Futures and ETFs Market-Making Operations

The recent changes in investor behavior from concentration on individual stocks to alternatives such as sector and index trading, as well as ETFs, also have substantially fueled the growth of trading in options, futures and ETFs. We have continued to increase our focus on our options, futures and ETFs specialist and market making-operations and these products represent an increasingly large, and growing, portion of our Market-Making segment revenues. Our trading results in our sector, index, options and ETF business grew significantly, both domestically and abroad in 2008.

Our Market-Making Operations

Due largely to acquisitions and an increase in the number of our specialist stocks from 1997 through 2001, we experienced strong revenue growth in our Market-Making segment during that period. From 2002 through 2004, however, our aggregate specialist and market making revenues in the Market-Making segment, net of interest expense, declined from $395.8 million in 2002 to $235.2 million in 2004, with a slight increase to $246.1 million in 2005. Our Market-Making segment revenues, net of interest expense, declined to $126.5 million in 2008 from $160.9 million in 2007, but this decline was mainly due to the unrealized net loss of $167.3 million on our shares of NYSE Euronext, Inc. common stock (the “NYX shares”) in 2008 versus the unrealized net loss on the NYX shares of $14.5 million in 2007. However, absent the unrealized loss in our NYX shares, our 2008 Market-Making results showed an increase in net trading revenues to $293.9 million, from $175.4 million in 2007. These amounts were offset by changes in the industry such as lower “commissions” revenue in 2007 due to the termination of commissions (earned by executing limit orders that were on the book for more than five minutes) and replacing those commissions with a “liquidity provision payment” that, in essence, pays us a fee based on the volume of NYSE-listed stocks on the NYSE and the percentage of that volume which we traded or for which we provided liquidity. For a more detailed description of the liquidity provision payment, please see “New NYSE Market Model and Designated Market Maker Rules” below.

Prior to the implementation of the NYSE’s HYBRID Market in 2006, the cash equities specialist business generated the majority of the revenues with the revenues from the ETFs, options and future products growing significantly over that same time period. However, since the NYSE’s HYBRID Market implementation, the cash equities specialists/market-making revenues have been surpassed by the derivative specialist and market-making products which recently has accounted for more than 50% of the Market-Making segment’s total revenues. We significantly reduced costs related to our Market-Making segment in 2007, largely due to a reduction in compensation expense following significant reductions in workforce related to the implementation of a nearly-fully electronic market under the HYBRID Market model and Regulation NMS.

We have continued to increase our focus on our market-making operations other than the NYSE cash equities business. Our Market-Making segment has been employing less capital more efficiently in its trading activities on more exchanges, and in derivative products and ETFs, in order to seek growth opportunities while maintaining a leadership position in the cash equities DMM area. Due to regulatory change year over year the Market-Making segment working capital has decreased by 47% even though revenue was higher by 67% excluding the unrealized NYX loss. Our initial acquisition strategy and strategic organic growth has enabled us to attract products and build relationships in our specialist and market-making operations on additional exchanges and in additional countries. A restructuring of certain of our specialist and market-making subsidiaries has allowed us to develop our specialist and market-making operations across various exchanges and marketplaces. These initiatives have also enabled us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise.

Our NYSE Equity Designated Market Maker Business

Our DMM cash equities business on the NYSE is conducted through our LaBranche & Co. LLC subsidiary. As a DMM in equity securities and rights listed on the NYSE, LaBranche & Co. LLC’s role is to maintain, as far as practicable, a fair and orderly market in the securities it has been allocated. The securities allocated to LaBranche & Co. LLC are the same securities that were allocated to it as the specialist for those companies. In doing so, LaBranche & Co. LLC provides a service to its listed companies, and to the brokers, traders and investors who trade in its DMM stocks. As a result of our commitment to providing high quality market-making services, we have developed a solid reputation among our constituencies, including investors, members of the Wall Street community and our listed companies.

Since our public offering in 1999, we have maintained a leadership position in the NYSE specialist market which has allowed us to grow both organically and inorganically as well as leverage our liquidity business into other markets and products globally. As a result of internal growth strategy of participating in over 600 listing interviews which yielded 233 new company allocations paired with eleven strategic acquisitions, LaBranche & Co. LLC currently is a leading NYSE DMM as illustrated by the following data, based on its activities as specialist before the NYSE’s new market model in late-December 2008:

•

the dollar volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2008 was $2.5 trillion, or 28.0% of total 2008 NYSE specialist dollar volume, and was $3.9 trillion in 2007, or 25.9% of total 2007 NYSE specialist dollar volume;

•

the share volume traded of stocks for which LaBranche & Co. LLC was the specialist on the NYSE in 2008 was 1.6 trillion, or 26.3% of total 2008 NYSE share volume, and was 98.3 billion in 2007, or 26.8% of total 2007 NYSE share volume; and

•	as of December 31, 2008, the total number of LaBranche & Co. LLC’s NYSE common stock listings was 500 and as of December 31, 2007, its total number of NYSE common stock listings was 520.

By these three measurements, LaBranche & Co. LLC was one of the largest NYSE DMM firms as of December 31, 2008 and 2007. In addition, LaBranche & Co. LLC acted as the DMM for 203 other NYSE-listed securities (e.g., preferred stocks and derivative securities).

As of December 31, 2008, LaBranche & Co. LLC’s listed companies included:

•	107 of the S&P 500 Index companies;

•	31 of the S&P 100 Index companies;

•

8 of the 30 companies comprising the Dow Jones Industrial Average (“DJIA”). Our DJIA stocks are 3M Co., American Express Company, Boeing, Chevron, E.I. du Pont de Nemours and Company, Exxon Mobil Corp., Merck & Co. Inc. and AT&T Inc.; and

•	123 foreign ADRs, of which 23 are Peoples Republic of China ADRs

Our Options, Futures and ETFs Specialist and Market-Maker Business

As a specialist and DMM in options, futures and ETFs, we are responsible for maintaining a fair and orderly market in the trading of those securities. In doing so, we may at times be obligated to trade against the market, adversely impacting the profitability of the trade or creating a position that may not necessarily be desired. To hedge the risk of our derivative positions, we may buy or sell the underlying asset(s). As a market-maker, we also trade these derivative securities as principal out of both obligation and inclination. Our principal competitors in the ETF specialist business are Spear, Leeds & Kellogg Specialists LLC, Bear Wagner Specialists LLC and Kellogg Group Specialists LLC. Our options and futures specialist business is not dominated by any one or group of competitors.

As a market-maker in options, ETFs and futures, both domestically and internationally, our Market-Making segment generally engages in a course of dealings that is reasonably calculated to contribute to the maintenance of a fair and orderly market. We also may hedge these positions with the underlying assets or other financial instruments. In our market-making function, we either regularly publish bona fide, competitive bid and offer quotations in our securities on an interdealer quotation system, such as the NYSE Arca Exchange (formerly the AMEX), CBOE, etc., or we furnish bona fide competitive bid and offer quotations to other broker dealers upon their request. We stand ready, willing and able to effect transactions at our quoted prices with those other broker dealers, thereby bringing immediacy and liquidity to the markets when we choose to participate.

In 2002, we began to implement a strategy to diversify our revenues beyond the core NYSE and AMEX cash equities specialist businesses by focusing on non-traditional products such as options, ETFs and futures, both domestically and globally. This was mainly achieved by coupling the LaBranche reputation and relationships with new trading technologies and algorithms to be used in marketplaces outside the NYSE where growth in new products was evident. This strategy largely began with the formation of LSP in June 2002, in which we have conducted our options, ETFs and other derivatives specialist and market-making business activities on the NYSE Arca Exchange, NYBOT, PHLX, CBOE, ISE and other exchanges.

From 2002 through 2006, we expanded our market-making activities to different derivative products as well as to other exchanges, which contributed significantly to our growing balance sheet over this period. In 2004, we formed LSPS to operate as a specialist in ETFs traded on the NYSE. In January 2005, we further expanded our market-making activities by forming LSPE to be a market-maker for ETFs traded on the London Stock Exchange, Euroex and Euronext exchanges. In August 2005, we formed LSPH to be a market-maker in ETFs traded in Hong Kong and to conduct hedging transactions in Hong Kong markets related to our market-making activities. LSPE became a registered broker-dealer with the FSA in March 2006, and LSPH registered as a broker-dealer with Hong Kong’s SFC in October 2006.

In August and September 2005, we reorganized our options, futures and ETFs specialist and market-making operations under our LSHI holding company subsidiary in order to facilitate the liquidity and working capital management of our non-cash equities specialist and market-making activities. During 2006, our options, futures and ETFs specialist and market-making operations continued to expand through our LSP and LSPS subsidiaries, and our LSPE and LSPH subsidiaries continued start-up activities to commence its market-making activities in

London and Hong Kong. LSPS operated until September 2007, when the last of its ETFs delisted from the NYSE to list on the NYSE Arca Exchange. LSPS had withdrawn as a specialist in all but one of its listed ETFs in August 2007, due in part to the impending delisting of all ETFs from the NYSE to the NYSE Arca Exchange, and on October 31, 2007, LSPS withdrew its registration as a broker-dealer and member-firm on the NYSE.

In 2007 and 2008, in particular, our expansion into new products and increased globalization have given us opportunities which we believe has allowed and will enable us to further diversify our business. Our trading operations in London began yielding positive results in 2007 and that production accelerated in 2008 due in part to market volatility and the fact that LSPE provided liquidity on a regular basis to the ETF markets abroad. We believe the further globalization of electronic markets will provide us additional opportunities as a liquidity provider and market-maker, and we are continuing to develop trading technologies to enable us to make markets in ETFs and options in Hong Kong through our LSPH subsidiary. The expansion of our derivative product market-making business into the United Kingdom and Hong Kong is evidence of our strong belief that market-making operations are needed and can profit by growing abroad. We believe we are in an opportune position to leverage the electronic trading technologies developed in our domestic operations to continue to make markets in the United Kingdom and Hong Kong. We also believe that the growth of our revenues at LSPE, in the United Kingdom, using our scalable, proprietary market-making technology evidences the fact that our trading philosophy and technology translates well to other global and electronic markets.

During 2007 and 2008, our index and ETF options market-making and ETF market-making activities excelled, as well. These activities, as well as the significant growth in London, contributed well in excess of 50% of our Market-Making segments net revenues.

Our equity specialist activities on the AMEX formerly conducted by LaBranche & Co. LLC were discontinued in July 2007, when we sold our AMEX equity specialist operations to another AMEX specialist for $2.3 million. In addition, in March 2008, LSP sold its equity options specialist operations to another AMEX options specialist for an immaterial amount

For detailed financial information in connection with our Specialist and Market-Making segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Specialist and Market-Making Segment Operating Results” and Note 16 to the Financial Statements filed herewith.

Rules Governing Our Designated Market Maker Activities

New NYSE Market Model and DMM Rules. In October 2008, the SEC approved an NYSE proposal to further change its market model, changing the role of specialists to “designated market makers,” or “DMMs” who are still charged with the duty to maintain a fair and orderly market. In December 2008, the initial transition to this new market model was completed and LaBranche & Co. LLC became a DMM firm. As a DMM we will still provide liquidity as the lead market-maker in our allocated securities, but we will do so without some of the negative and affirmative obligations that prevented us or caused us to trade due to our position as specialists. Our position as specialists gave us a “first look” at order flow so that we could provide information and quotation information to the public, and this ability prevented us from taking advantage of this information. Prior to the implementation of the NYSE’s new market model, the “first look” advantage was significantly diminished due to the enhanced trading technologies at other exchanges and the new requirements of Regulation NMS (described below).

Under the new market model, the NYSE took away this “first look,” and the DMMs now see orders at the same time as other broker-dealers, thus, giving the DMM the ability to trade by inclination and only trade by obligation to stabilize or maintain a fair and orderly market. In addition, the new market model essentially obviated our ability to trade as an agent and now we only trade for our own account.

We believe that these market structure changes will affect our profitability because they will allow us to trade with more freedom, but without an informational and timing advantage that restricted us from trading when we knew of a customer order on the same side of a transaction as our trade or which required us to re-enter the market on the other side of a trade we made, even though it would be unprofitable. In the new market model and under Regulation NMS, the proliferation of more advanced trading systems on other exchanges and dark liquidity pools has taken order flow away from the NYSE and DMM order flow has diminished. We have developed trading technologies to quote more often at the national best bid and offer to attract order flow to the NYSE. We cannot provide assurance that our trading systems, even if they perform as designed, will be profitable due either to the changing nature of the marketplace, the new market model or any additional changes in exchange rules and securities laws. We also cannot provide assurance that the NYSE’s new market model will enable the NYSE to effectively compete for, and regain, market share of its listed securities or that our proprietary trading systems designed to work within the new market model will enable us to compete effectively with our direct competitors, who may have better or more advance technology than we do.

Our profitability and ability to compete may depend on the ability of our business and technology personnel to effectively adapt these advanced trading systems to changes in the marketplace, while adequately maintaining our DMM obligations.

Historical Specialist Rules and Applicability to the DMM system. Under NYSE rules, a specialist had a duty to maintain, as far as practicable, a fair and orderly market in the securities it had been allocated. In order to fulfill its obligations, the specialist had to, at times, trade for its own account, even when it may adversely affect its profitability. The specialist’s obligations prior to the market model (which existed for the substantial majority of the periods covered by this annual report) are briefly described below. As of the date of this report, our understanding is that the NYSE is in the process of completing a new NYSE rule book that incorporates all of the rules applicable to the new market model. Although the final new NYSE rulebook has not been completed, based on the SEC order approving the new market model and resulting changes to the NYSE rulebook, we anticipate that the new NYSE rulebook will be significantly different than the rulebook for the previous market model, except for the similarities described below.

A specialist had to buy and sell securities as principal when necessary to minimize an actual or reasonably anticipated short-term imbalance between supply and demand. The specialist had to effect these transactions when their absence could result in an unreasonable lack of continuity and/or depth in its allocated stocks. The specialist was not expected to act as a barrier in a rising market or as support in a falling market, but had to use its own judgment and/or algorithms to try to keep such price increases and declines equitable and consistent with market conditions. In essence, specialists lower volatility and provide deep liquid markets as well as accountability, particularly in times of market stress.

Although the NYSE and other markets are now highly automated, and quotations are nearly always automated, regulatory rules continue to require a DMM to make continuous two-sided quotations that are timely and that accurately reflect market conditions. In making these quotations, the DMM’s quotations and transactions are calculated to contribute to the maintenance of price continuity with reasonable depth. The vast majority of our DMM obligations are satisfied though our electronic trading technologies, but at times, certain events, such as major news events or industry or market conditions may require us to manually trade in order to maintain a fair and continuous market in “break out” situations.

The market structure in which we operate has experienced significant changes over a very short period, and we believe it will continue to change. We believe we are in a position to adapt to these new market rules and structures.

Other Recent Rules Affecting our Market-Making Business. In addition to the NYSE’s recent new market model, the most notable events that have had a direct impact on our DMM business are the NYSE’s mergers with Archipelago and Euronext, the change in the NYSE’s market structure to the HYBRID model and the SEC’s structural changes in the U.S. equity trading markets and additional rules, such as the short sale rules implemented in the third and fourth quarters of 2008.

The HYBRID Market Model. The HYBRID market model allows most NYSE orders to be automatically executed through Direct+® where the DMM systematically provides liquidity, while also permitting the DMM to implement a manual market structure when necessary. The purported goal of the HYBRID market is to provide the speed of electronic executions without limiting order size, yet preserving the central market with the presence and participation of DMMs, who can provide price discovery, liquidity and capital to the market in order to dampen volatility. Following the implementation of the HYBRID model and the new market model, almost all of the NYSE’s trading volume is now executed automatically through the Direct+® system, thus eliminating the need for the specialist to manually execute orders in most cases.

The DMM, instead, maintains a fair and orderly market by interacting with orders electronically through algorithms, and by electronically entering quotations, either through electronic quotes, known as “s-quotes” or through “capital commitment schedules” that provide a range of DMM quotations and share amounts with which the DMM would be willing to interact. The increased automation requires us to be more focused on adding liquidity to the marketplace rather than manually executing orders that can be electronically matched, which resulted in reduced staffing requirements throughout 2006, 2007 and 2008. Our technical and trading staff are implementing and refining our trading technology to participate in the highly automated NYSE market, while our DMMs stand ready on the floor of the NYSE to inject stability, liquidity and capital into the market.

Regulation National Market System (“Regulation NMS”). Regulation NMS became effective in March 2007 for automated trading centers. It has had a significant impact on the regulation of trading on securities exchanges and marketplaces. Specifically, the rule establishes inter-market protection against “trade-throughs” for all NMS stocks and protection of only those quotations that are immediately accessible through automatic execution, allowing trades to go directly to the market that posts the national best bid and offer. The rule generally does not contain the “opt-out” exception originally proposed by the SEC, which would have (1) allowed customers (and broker dealers trading for their own accounts) to “opt-out” of the protections of the rule by providing informed consent to the execution of their orders, on an order-by-order basis, in one market without regard to the possibility of obtaining a better price in another market, and (2) taken into account the differences between the speed of execution in electronic versus manual markets by providing an automated market with the ability to trade through a non-automated market at a price up to a certain amount away from the best bid or offer displayed by the non-automated market. The rule also is anticipated to protect the best bids and offers of each exchange and the NASD/FINRA’s Alternative Display Facility. The NYSE’s HYBRID market was designed to be in full compliance with Regulation NMS. We are fully operational under the HYBRID market; therefore, we believe we are in compliance with the provisions of Regulation NMS and will continue to adapt to the NYSE and other markets in order to do so. We currently do not anticipate that Regulation NMS will have a material effect on our business, other than with respect to the effects of the new HYBRID market and other electronic exchanges, as more fully described herein and in Item 1A, “Risk Factors” below.

The Change from Commissions to Liquidity Provision Payments on the NYSE. In September 2007, the NYSE completed a change in its commission rules for specialists, providing for a monthly liquidity provision payment (the “LLP”). Formerly the specialist commission, until December 1, 2006, was paid to a specialist for executing limit orders that had been on the book for more than five minutes. In a transition period from December 2006 through August 2007, our NYSE specialist received a “specialist allocation pool” payment in the amount of $2.1 million per month. The new LPP system involves a two tier fee structure based on (1) the firms’ proportional share of 100% of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer, and (2) a subjective allocation from the NYSE of the “LPP pool” which consists of 25% of the NYSE’s listed stock transaction revenue on matched volume. This monthly payment, in the aggregate, has been between $1.3 million to $2.1 million since implementation. This LPP system is still being used in the NYSE’s new market model and we are continuing to receive these payments for quoting at the national best bid and offer and for providing liquidity resulting from these quotations.

Reduction in Capital Requirements of the DMM. On February 5, 2008, the SEC approved an NYSE-proposed reduction by 75% in the net liquid asset (“NLA”) requirements applicable NYSE specialist firms. This reduction became effective immediately and resulted in a reduction of LaBranche & Co. LLC’s NLA requirement by approximately $205.0 million.

Emergency Rule Making Under Regulation SHO. On October 14 and 15, 2008, the SEC Commission adopted a set of interim final temporary rules concerning short selling practices designed to give continued effect to emergency measures taken in September 2008 either banning or significantly restricting the practice of “naked” short selling, which is selling an equity security short without owning or having borrowed the security. Among other things, the SEC approved amendments to Regulation SHO, adopting Rule 204T, which requires market participants to close out short sales on a “T+3” basis, which is within three trading days after the initial sale. Rule 204T of Regulation SHO requires participants of a registered clearing agency (which include broker-dealers) to deliver equity securities for clearance and settlement no later than the close of business on T+3). If there is a failure to deliver securities on the settlement date, then the participant must, by no later than the beginning of regular trading hours on the next following settlement date (or T+4), close out the fail to deliver position by purchasing or borrowing securities of like kind and quantity. A participant who violates this close-out requirement is prohibited from further short sales in the same security unless the shares are not only located but also pre-borrowed. This prohibition applies to all short sales in the same security effected by the participant, not just future sales for the particular “naked” short seller. The rule is designed to effectively prevent “naked” short selling by causing broker-dealers to require their short selling customers to pre-borrow, rather than run the risk of a failure to deliver. The new close-out requirement applies to sales of all equity securities. In this respect, it is significantly broader than the current close-out requirement in Regulation SHO, which applies only to “threshold securities” (defined as securities with large and persistent fails to deliver). The new rule provides limited exceptions for sales attributable to bona fide market-making activities (close-out required by the third settlement date following the fail to deliver). Thus, we believe that this rule significantly limits our ability to enter short sales, even where our market-making obligations require us to do so, because a failure to cover a short sale by delivering securities of like kind and quantity could prevent us from providing liquidity without first pre-borrowing the security. Since the implementation of Rule 204T, we have been able to use the extra three-day period to deliver securities on a “naked” short sale on a timely basis, but cannot provide assurances that we would not be limited from certain market-making activities in the future due to the new Regulation SHO requirements. The interim rule will expire if the SEC has not adopted a final rule by July 31, 2009.

Changes to Rule 98 Information Barrier Rules. In October 2008, the SEC approved a proposed amendment by the NYSE of Rule 98 to reduce the regulatory burdens imposed by the rule and to provide flexibility to member organizations as to how they can structure their specialist (now DMM) operations and manage their risks. Rule 98 particularly dealt with information barriers and limited personnel at member organizations and affiliated entities from seeing specialist trading information, due largely to the specialists’ “first look” at order flow on the NYSE. In particular, because of changes to the marketplace, including changes to the specialist’s role as a result of the increased use of electronic trading, the HYBRID Market and Regulation NMS, as well as technological advances in surveillance and internal controls, the NYSE undertook an effort to amend Rule 98 to remove what they believed were “unnecessary restrictions” on member organizations seeking to engage in specialist operations on the NYSE.

Accordingly, the NYSE revised Rule 98 in its entirety to provide a framework for DMMs operations, including (1) redefining the persons to whom Rule 98 would apply; (2) allowing specialist operations to be integrated into better capitalized member organizations; (3) permitting a DMM unit to share non-trading related services with its parent member organization or approved persons; and (4) providing flexibility to member organizations and their approved persons in how to conduct risk management of DMM operations. We are currently working with the NYSE to provide a new risk management framework in order to monitor and manage risk intra-day within our DMM operations. We are also working with the NYSE obtain their approval under new Rule 98 to using our enterprise-wide risk manager to communicate risk with senior management, who would use risk information to manage risk across our consolidated company in its trading businesses. However, some of the possible risk management alternatives under newly amended Rule 98 may cause compliance issues with Regulation SHO, in terms of risk management in a so-called “integrated proprietary aggregation unit.” Thus, we cannot determine at this point whether, or to the extent that, benefits purported to be recognized by us under new Rule 98 will be able to be achieved, if at all.

We have been told by the NYSE that there are additional amendments to Rule 98 that are expected to be proposed by the NYSE to reflect the NYSE’s new market model and the fact that DMMs no longer have a “first look” advantage, but we cannot be sure if or when such a proposal will be filed by the NYSE.

Licenses Required to Operate our DMM Business. In order to allow us to operate our NYSE specialist activities on the NYSE, the NYSE Market has issued trading licenses to all registered broker-dealers wishing to conduct business on the floor of the NYSE. The annual fee for each such license is $40,000 per license for 2008 and 2009. These trading licenses replaced the trading rights provided by the ownership or lease of an NYSE membership prior to the NYSE/Archipelago merger. In 2006, we originally applied for 90 NYSE trading licenses in our Specialist and Market-Making segment (five additional licenses were obtained for our Institutional Brokerage segment operations). Due to the electronic nature of the HYBRID market, and the new market model, we have reduced the number of trading license required for our NYSE DMM business to 37 trading licenses (we also use one additional NYSE trading license for our Institutional Brokerage segment operations). Organizations holding trading licenses generally are subject to the same rules that were applicable to member organizations prior to the NYSE/Archipelago merger. Each trading license entitles its holder to physical and electronic access to the trading facilities of NYSE Market, subject to such limitations and requirements as may be specified, and in each case includes the right to designate a natural person, subject to pre-approval by NYSE Regulation who may have physical access to the floor and facilities of NYSE Market to trade.

Please see “—Regulatory Matters” and “Risk Factors” below for additional information regarding our regulatory environment.

Listed Company Services

We are committed to providing our listed companies with a high level of service, in addition to our DMM functions. Our corporate relations effort is devoted to serving our listed companies by providing them with current market information and insight on general market trends. We attend an annual educational conference that reviews trends in the securities industry and equity markets. For newly listed companies, we provide additional investor relations support services to assist the companies with their transition from the exchange on which they were listed. These services add significant value for companies considering a listing on the NYSE.

Competition in the Market-Making Industry

Cash Equity DMMs. We obtain each of our new DMM listings by participating in an allocation process. As part of this process, either the allocation committee or the listing company chooses the DMM. We compete with other DMM firms based on a number of factors, including:

•	the strength of our capital base;

•	our willingness to commit our own capital and trade for our own account while conducting our DMM operations; and

•	the ancillary services we offer our allocated companies, such as providing information on the trading activity in their stocks.

The specialist industry experienced a vast and accelerated consolidation over the period of 1995 through 2001, resulting in the five remaining DMM firms today. The competition for obtaining newly listed companies is intense. We expect competition to continue and increase as some of our competitors may have greater financial resources and product service offerings.

Under NYSE Rule 103B, “The Exchange Allocation Policy,” the NYSE Market is granted the right to determine the number and identity of DMM firms from which a new listing issuer may choose, provided the group consists of at least four firms. The NYSE Market and the issuer are provided with the same kind of material with respect to each applicant as was formerly reviewed by the NYSE’s Allocation Committee prior to the NYSE/Archipelago merger.

Options, Futures and ETFs Market-Makers. Competition in the options futures and ETFs market making business is extremely intense. Although there is not an official allocation process to become a market-maker on the exchanges on which we conduct these market-making activities (since there is not one central market-maker, as on the NYSE), market-makers based on the strength of their capital base, willingness and ability to furnish competitive bid and offer quotations quickly and effectively, willingness to commit its capital to provide liquidity to the market when other market participants may not be willing or able to do so, and skills in monitoring and managing risk appropriate to its market-making activities. We have many competitors, including, without limitation, Goldman Sachs, Susquehanna Investment Group, Citadel Investment Group and Timber Hill, who provide these market-making services in options, futures and ETFs, and some of these competitors have greater financial resources, relationships and personnel resources than we do.

Our Market-Making Segment’s Competitive Position

We are committed to providing the highest quality service to our various constituencies. Our competitive position is based on the following factors:

•

Leading position in the market-making industry. We have a long-standing reputation as a leading specialist (and now DMM) firm. We have grown and diversified our business and improved our services through widely varying market conditions. Our cash equities specialist operations during 2008 accounted for 28.0% of the dollar value and 25.9% of the specialist share volume traded on the NYSE and 123 of our specialist common stock listings were securities of non-U.S. companies as of December 31, 2008. By these measures, we were the largest specialist firm on the NYSE, and now are the largest DMM firm. We are also a significant market-making firm in options, ETFs and futures on various exchanges, such as the NYSE Alternext Exchange (formerly the AMEX), the NYSE Arca Exchange, the NYBOT, the CBOE and ISE.

•

Diverse and high quality market-making securities. The companies for whose securities we are market-maker operate in a variety of industries, including financial services, media, oil and gas, retail, technology and telecommunications. Many of these companies are leaders in their respective fields. They range in market capitalization from some of the smallest on the NYSE to some of the largest and most well-known. Being the DMM in the securities of industry leaders could benefit us as these leading companies expand their businesses through internal growth and acquisitions.

•

Reputation in industry as effective market-maker. Over the past several years, we have established and maintained a reputation as a market-making firm that is ready, willing and able to provide liquidity to the market at times when other parties are not willing to do so. We are able to provide quotations quickly upon request when called to do so and stand ready to execute transactions in the size and prices quoted, which has resulted in more order flow being directed to our non-cash equity market-makers, especially in 2007 and 2008.

•

Ability to deploy capital efficiently. We have employed less capital more efficiently in our trading activities on more exchanges, and in derivative products and ETFs, in seeking growth opportunities while maintaining a leadership position in the cash equities specialist market. Recent reductions in the NLA requirement of our NYSE DMM operations, including the reduction of LaBranche & Co. LLC’s NLA by $205 million in February 2008, will enable us to more effectively deploy capital for our business and financial needs. Our initial acquisition strategy and strategic organic growth has enabled us to gather products in our market-making operations on additional exchanges and in additional countries. A restructuring of certain of our options, futures and ETFs market-making subsidiaries has allowed us to develop those operations across various domestic and international exchanges and market places. The organizational structure of our Market-Making segment is intended to enable us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise.

•	Strong trading and technology skills. We utilize our trading and technology skills to actively participate as principal in trading our market-making securities. We significantly improve liquidity in our market-making securities particularly during periods of market volatility. Additionally, as the securities trading marketplace has become more electronic, as further evidenced by the NYSE’s new market model and HYBRID market model, we have developed electronic trading capabilities which allow us to interact in the fast and more automated markets. Due to our investment in automated quoting technology, which was developed internally through cooperation of our highly experienced traders and technology development personnel, we have the capability to trade almost entirely electronically across multiple markets. Our technology group is also developing more advanced algorithmic models that may be used in electronic trading markets worldwide.

•

Innovative customer-oriented services. In addition to our market-making functions on the trading floor, we provide our DMM/specialist listed companies with a high level of service (e.g., detailed information on the trading activity of their securities), as well as customized support services to assist in their investor relations efforts.

Our Institutional Brokerage Segment

Recent Trends in Institutional Brokerage Industry

The traditional clearing industry has, over the last few years, consolidated down to a small number of highly capitalized and extremely focused competitors. Mostly owned by or affiliated with large investment or commercial banks, these few top competitors command the dominant share of the fully-disclosed correspondent clearing market. As a result, barriers to entry have risen and the capital expenditures necessary to maintain market share have increased. During the second quarter of 2007, in order to reduce expenses and take advantage of a consolidating clearing marketplace, we outsourced our Institutional Brokerage segment’s clearance activities to a major Wall Street firm. We expect that this change will provide cost savings going forward and will also release working capital that we can use for other corporate purposes. LFS has expanded its services to institutional customers to include equities in international markets.

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

Our Institutional Brokerage Operations

LFS, which is the sole operating entity constituting our Institutional Brokerage segment, provides a range of customized execution services, to a range of institutional and individual clients through our Institutional Execution Group (“IEG”). IEG provides institutions with highly customized service built around special execution needs. IEG focuses on timely executions with minimal market impact. IEG handles and, through an outsourced clearing relationship with a major Wall Street firm, clears trades on every major domestic stock exchange, with straight-through processing from order origination to trade execution. IEG also provides soft dollar execution and other administrative services to institutional customers. IEG has active relationships with over 300 accounts and is developing its business nationwide.

Commencing in May 2007, following approval by FINRA, LFS commenced principal trading and market-making activities in 500 OTC Bulletin Board and Pink Sheet securities. In December 2008, the number of OTC Bulletin Board and Pink Sheet securities in which LFS is authorized to make a market in was increased to 2,000. Currently, LFS makes a market in 1,000 stocks. LFS is also in the process of filing a membership amendment requesting permission to increase the number of OTC Bulletin Board and Pink Sheet securities, and adding certain Nasdaq National Market securities, in which it is a market-maker.

Our Institutional Brokerage segment revenues in 2008 decreased to $10.1 million from $23.9 million in 2007. Commission and trading revenues increased by $3.1 million and $1.7 million, respectively, offset by a $17.7 million increase in unrealized net losses in our NYX shares.

Beginning in April 2008, we commenced efforts to significantly increase our IEG group’s activities and provide our customers with additional products and services to enhance their investment objectives. Some of these services include facilitation trading, in which we provide liquidity on certain customer orders by interacting directly with those orders with our own capital, and corporate access initiatives, in which we provide avenues to the “buy side” for publicly traded entities. To energize this growth, we have made key hires of sales and position traders that we believe will help us build our Institutional Brokerage business into an operation that meets the needs of today’s institutional customers.

We believe LFS is in a position to build on its reputation as a strong institutional trading firm. LFS’s primary business will continue to be facilitation trading, with expected growth to be generated through the addition of experienced personnel, new client trading partners and a new capital commitment focus. Capital will be used to accommodate customer business as well as for proprietary trading. The addition of a proprietary book is expected to generate a new source of revenue from trading opportunities that present themselves in the marketplace. Our clients will continue to receive excellent customer service by means of market commentary and color, efficient execution, strong liquidity and confidentiality.

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

Our trading subsidiaries are under constant review by the NYSE, the NYSE Alternext Exchange, the NYSE Arca Exchange, the PHLX and CBOE and the other exchanges on which they conduct operations on all aspects of their operations and financial condition. NYSE Regulation Inc.’s Market Surveillance Division, which survived as an NYSE division following the formation of FINRA, employs sophisticated monitoring systems and requires adherence to stringent rules approved by the SEC in its examination of NYSE DMMs’ trading in all stocks. Any investigations that previously would have been forwarded to the NYSE division of enforcement would now be forwarded to FINRA. FINRA’s NYSE Alternext/AMEX Regulation Division monitors and reviews specialists’ adherence to NYSE Alternext/AMEX rules and regulations, as well.

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

Capital Requirements

Our broker-dealer subsidiaries are subject to net capital requirements as required by SEC Rule 15c3-1, and LaBranche & Co. LLC is subject to the DMM NLA requirements as required by the NYSE. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for our broker-dealer subsidiaries’ capital requirements and actual amounts.

On February 5, 2008, the Securities and Exchange Commission approved an NYSE-proposed reduction by 75% in NLA requirements applicable to LaBranche & Co. LLC as a specialist (and now DMM) on the NYSE. This reduction was effective immediately and resulted in a reduction of LaBranche & Co. LLC’s NLA requirement by approximately $205.0 million. For a more detailed description of this NLA reduction and the NLA requirements of LaBranche & Co. LLC and its continuing capital requirements following such reduction, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Failure by any of our broker-dealer subsidiaries to maintain the required net capital and/or NLA may subject it to suspension or revocation of SEC registration or suspension or expulsion by the respective exchanges of which it is a member.

Employees

As of December 31, 2008, we had 213 full-time employees, of which 134 were employed at our Market-Making segment, 52 were employed at our Institutional Brokerage segment, and 27 were employed at the Holding Company. These 213 employees at December 31, 2008, included 9 traders and support personnel working in our Market-Making segment in our London and Hong Kong offices.

Item 1A.	RISK FACTORS

The following risk factors should be carefully considered in evaluating our business and us because they have a significant impact on our business, operating results, financial condition, and cash flows. If any of these risks actually occurs, our business, financial condition, operating results and/or cash flows could be adversely affected.

The market structure in which we operate may continue to change or lose its viability, making it difficult for us to achieve or maintain profitability.

Our trading businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally. In the past twelve months in particular, these conditions have changed suddenly and negatively.

The market structure in which we operate is changing and these changes could have an adverse affect on our financial condition and results of operations. These changes may make it difficult for us to maintain and/or predict levels of profitability or may cause us to generate losses. The most notable recent events that could have a direct impact on our business are the NYSE’s new market model, which commenced in late December 2008, the change to the NYSE’s HYBRID market model, the NYSE’s mergers with Archipelago and Euronext in 2006 and 2007, the recent merger of NYSE Regulation and the NASD, forming FINRA, SEC emergency rulemaking with respect to Regulation SHO and the SEC’s structural changes in the U.S. equity trading markets.

As a result of the NYSE’s change in market structure to the new market model in December 2008 and previously the HYBRID model in 2006, almost all of the NYSE’s trading volume is now executed electronically, thus eliminating the need for the DMM to manually execute orders in most cases. The DMM, instead, attempts to maintain a fair and orderly market by interacting with orders electronically through algorithms, adding liquidity to the NYSE’s marketplace to meet its obligations. The increased automation causes us to be more focused on adding liquidity to the marketplace electronically rather than manually executing orders that can be electronically matched. With speed being the most important factor under the new market model and HYBRID system, the ability of the DMM to participate in trades could be, and in fact has been, limited in many instances. In addition, the speed of other trading systems, such as BATS and BIDS, have pulled trading order flow away from the NYSE in NYSE-listed securities under Regulation NMS, providing us fewer opportunities to interact with trades, which has adversely affected our profitability and could further limit profitability in the future.

The lifting of order limitations has caused a significant decline in the number of large orders that used to be the mainstay of the auction market where major brokerage houses utilized on-floor brokers to obtain best executions of large block orders and where the specialist’s infusion of capital produced best execution prices on significant trades. In the HYBRID model, the trading participants’ order delivery systems break up significant size orders into multiple executions for small incremental price changes and large brokerage houses at times internalize large orders by buying and selling securities between customer and proprietary accounts without these orders ever reaching a public market. The NYSE’s market share of securities listed on the NYSE, in fact, has declined under the HYBRID market model. Internalization and the HYBRID, therefore, has at least temporarily reduced our opportunity to participate in the capital markets in a way that has and could prevent us from having any predictable yardstick of profitability.

The purported goal of the NYSE’s new market model, which changes the specialists to DMMs was to provide the market with further speed in eliminating the first look that specialists had previously received to disseminate quotes and to enable the designated market makers to quote and trade at the national best bid and offer to bring order flow back to the NYSE. We are still in the early stages of the new market model and we are just beginning to implement and refine our electronic trading systems to work in this new market model. However, our market participation rates in the first two months of the new market model are lower, and principal trading revenues have declined and, we have not yet been fully able to determine whether the new market model, or the HYBRID market model will permanently significantly hinder our ability to participate in transactions as principal. In the event we cannot further develop or enhance our proprietary electronic trading systems to interact with orders and continue to act as principal in a substantial percentage of trades, our financial results could be adversely impacted.

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

Technology is fundamental to our business and our industry. The continued growth of electronic trading and the introduction of new technologies, such as the NYSE’s HYBRID system and our options, ETFs and futures market-making algorithms, is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce our profitability. Some of these alternative trading systems compete with our Market-Making businesses, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and thus the earnings of our institutional brokerage business. The NYSE’s adoption of the new market model and the HYBRID market may increase pressure on our cash equities DMM business as customers execute more of their NYSE-related trades electronically and off the NYSE. To date, we have implemented only a few specialist algorithms to trade on the HYBRID model, and these algorithms are in the process of undergoing change in redevelopment to participate in the new market model that was introduced by the NYSE in December 2008. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the increased program trading, increased percentage of NYSE stocks trading off of the NYSE Market and the change in the commissions program on the NYSE.

Our technology designed to trade on the NYSE can only be as good as the systems with which it interacts. This means that there are times when system failures at both the NYSE and the AMEX have had an impact on our profitability. In the future, as the AMEX-listed securities are being listed on the NYSE Alternext Exchange and NYSE Arca Exchange (following the NYSE’s acquisition of the AMEX in October 2008), we may experience systems failures on those exchanges as well. The NYSE, AMEX and several other exchanges support a small fund to reimburse market makers for losses caused by the systems. We cannot provide assurance that any of these exchanges will be able to reimburse us for all losses incurred as a result of their systems failures on a timely basis, or at all, or even if these exchanges will be able to understand or agree that those losses were in fact caused by their systems failures, any of which could adversely affect our results of operations and financial condition. In addition, the exchanges’ systems failures could result in erroneous regulatory investigations that could be generated by false exception reports by the market surveillance groups of those exchanges.

An inability to timely or successfully develop enhanced proprietary trading systems to interact on the NYSE’s market model, as well as the increase in electronic trading on other exchanges for our Market-Making business, may adversely affect our business and profitability.

As the securities trading marketplace has become almost completely automated, we have developed electronic trading capabilities which allow us to interact with electronic order flow, particularly in the NYSE’s new market model and HYBRID market and to engage in market-making transactions in options, ETFs and other derivative product in other markets, such as the AMEX, the NYSE Alternext Exchange, the NYSE Arca Exchange, the CBOE, the PHLX and other options and derivative product exchanges, which have introduced their own version of a fully automated or HYBRID market in order to comply with Regulation NMS. All of these hybrid, or electronic-based, markets have required us to expend significant programming efforts and resources to transact business in the electronic marketplace. Throughout this process, we have internally developed trading systems to interact on these markets and these systems. We have experienced some declines in revenues at times under these conditions, and may experience further declines in trading or revenues as the new markets models and electronic trading platforms emerge, and it is still early in the new electronic trading environment to fully determine the successes or failures of these trading technologies and their effect on our profitability.

Our initial HYBRID and related trading algorithms were developed with a view toward complying with our specialist and market-making obligations to ensure we perform our roles correctly and in compliance with rules and regulations. We have also developed and are continuing to develop more advanced trading technologies to trade opportunistically while continuing to comply with our market-making obligations under the NYSE’s new market model and in our other market-making activities in options, futures and ETFs. There can be no assurance that our internally-developed market-making algorithms do not have errors or can always monitor or prevent rule violations. In addition, we cannot assure you that our trading algorithms cannot have flaws or that our quality assurance procedures will always catch those flaws, which could result in algorithmic trading programs that generate losses in a short or prolonged timeframe. In the event all violations or losses cannot be prevented, these trading programs may expose us to regulatory fines and penalties by exchange regulatory authorities or expose us to significant trading losses.

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

The development of complex communications systems and new technologies, including Internet-based technologies, may render our existing information and communications systems outdated. In addition, our information and communications systems must be compatible with those of the NYSE, the NYSE Arca Exchange, the NYSE Alternext Exchange and the other exchanges on which we conduct business. As a result, when those exchanges, including the NYSE, the NYSE Arca Exchange and the NYSE Alternext Exchange, upgrade their systems, we will need to make corresponding upgrades. For example, throughout 2007 and 2008, the NYSE made numerous changes to its trading technologies, both major and minor, in its discretion. Some of these changes require us to adapt our trading technology, a process that can at times be time consuming and costly and that often carries risks associated with high frequency trading algorithms, such as coding errors, system malfunctions, quality assurance testing errors and technology glitches. These same types of errors can arise in our general trading algorithm technology development lifecycle, as well. Our future success will depend on our ability, on a cost-effective basis, to timely and competitively respond to changing technologies. Our failure to do so could have an adverse effect on our business, financial condition and/or operating results.

The NYSE’s and the NYSE Arca Exchange’s and the NYSE Alternext Exchange’s (and formerly, the AMEX’s) ability to develop information and communications systems and complex computer and other technology systems has been instrumental in their development over the past several years. We are dependent on the continuing development of technological advances by the NYSE, the NYSE Arca Exchange and the NYSE Alternext Exchange, as well as the other exchanges on which we trade, which is a process over which we have no control. If any of these exchanges, for any reason, is unable to continue its history of computer-related and other technological developments and advances, those failures could have an adverse effect on its success, including an ability to grow, to manage its trading volumes and to attract new listings. For example, in the new Regulation NMS environment, the NYSE had lost significant market share in trading of NYSE-listed securities to ECNs and large trading operations that internalize certain trading. Our cash equities specialist/DMM operations have, at times, been hindered by the order flow shipped to other markets because we are not able to participate in those trades. Although indications are that the NYSE’s new market model may again attract order flow to the NYSE, these gains may be short-lived or disappear as the other exchanges and ATSs and dark liquidity pools may develop technology to further pull order flow away from the NYSE and continue to fragmentize the size or each transaction. Any such developments can be expected to adversely affect our operations, financial condition and operating results.

As markets become more automated and we are increasingly dependent on high frequency trading algorithms, failures in these algorithms and their development processes could adversely affect our trading and profitability.

As both national and international financial markets have become and continue to become more automated, we are increasingly dependent on our electronic trading systems to effectively compete. This is especially true in our Market-Making business segment due to the high frequency nature of trades and due to our obligations and desire to interact with high-paced order flow. We have internally developed trading algorithms to interact with the faster, more electronic order flow and employ significant personnel dedicated to the trading algorithm development process. Our development process entails communications among management at each of our broker-dealers, traders, compliance personnel and the coders to ensure that the development of our trading programs are adequately designed to achieve the goals of our business, as well as to comply with securities rules and regulations. If there are any failures in this communication process our trading technologies could not be efficient or profitable, or may expose us to liability for rule violations.

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

It is possible that some employees in our technology development process may not adequately follow our procedures or, even if all procedures are followed, it is possible that coding errors pass through our procedures with undetected errors. This risk is enhanced by the fact that the NYSE and certain other exchanges do not provide us with a test environment to run our algorithms other than “live” production. If our procedures are not followed by our employees or if undetected errors are implemented live, our high frequency algorithms could potentially cause errors that, if not immediately detected, could result in significant trading losses and/or regulatory investigations. Any such event could have an adverse effect on our operations or profitability.

Regulatory fees and taxes may materially increase under new laws and regulations, which could harm our profitability.

In connection with our trading businesses, we are subject to fees and expenses by virtue of the securities transactions in which we engage. These fees and other expenses, including taxes, may increase significantly at any time. In 2009, several different regulatory bodies and Congress have either proposed or passed increases in taxes or other transactional fees on securities transactions. For example, on February 13, 2009, a bill was introduced (HR 1068) in the House of Representatives that would impose a tax on certain securities transactions to the extent required to recoup the net cost to the government in its Troubled Asset Relief Program (“TARP”). This proposed bill could impose a tax of 0.25% on the dollar value of buy and sell transactions executed by an entity on a trading facility. Such tax per transaction, even if significantly reduced, would materially affect our profitability, as it would significantly increase the cost of doing business. For example, based on our calculations as we understand the proposed bill, the imposition of such a tax would make it impossible for us to continue our Market-Making segment operations. In addition, effective April 1, 2009, our exchange transaction fee rate applicable to all securities transactions effected on exchanges or over-the-counter markets is expected to be increased to $25.70 per million dollars from $5.60 per million dollars. This fee increase will significantly increase our trading expenses, which will decrease our margins and could adversely affect our profitability going forward.

Our compliance and other regulatory costs could significantly increase under the new and changing market structures.

With the recent implementation of significant new and amended SEC and exchange rules, such as Regulation NMS, interim final temporary Rule 204T under Regulation SHO, the NYSE’s new market model and HYBRID model, and the creation of FINRA, there are voluminous new rules that have either been passed or are in the process of being implemented. While it is still too early to anticipate the ultimate impact that Regulation NMS, temporary Rule 204T, the creation of FINRA and the other market rules and changes could have on our trading, the new rules have materially affected our compliance costs and could alter the competitive environment in which our Market-Making segment functions. As discussed above, the restrictions of regulation and the impact of Regulation NMS have caused a marked decline in the order flow of trades in NYSE-listed securities to the NYSE, which has impacted LaBranche & Co. LLC’s profitability. Further rule changes, or even differing views of the application of new or amended market-making rules or their interpretation could adversely affect our compliance costs or result in increase investigations or inquiries into our trading practices or compliance procedures. Some of these new rules have required us to hire mandated “independent auditors” to review our compliance and technology development procedures to determine whether they are adequate or designed to comply with rules. These requirements also can, and have, increased our compliance costs or regulatory fines.

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

On December 22, 2006, LaBranche & Co. LLC entered into an agreement with the NYSE to settle investigations by the NYSE concerning our specialists’ alleged inability to comply with applicable securities laws and regulations relating to specialists’ order-handling obligations and NYSE rules concerning “firm-quote” obligations, commitments from other markets, limit order display rules and short sales. Pursuant to the agreement, and without admitting or denying any wrongdoing, we paid a total of $600,000 on February 27, 2007 to settle this matter. In addition, we may, in the future, become the subject of other investigations or settlement negotiations that could result in our paying fines and restitution.

It is possible that unresolved regulatory investigations, including those that arise in the ordinary course of our business or otherwise, if resolved adversely to us, could have a material adverse effect on our business, operations and results of operations.

We have had substantial personnel turnover, including key trader turnover, and may have additional turnover, each of which could adversely affect our profitability.

Since 2006, we have undergone significant headcount reductions, both through reductions in work force due to the proliferation of electronic trading and through attrition due to the changing market environment. From time to time, we also have had significantly talented traders leave our Company for other opportunities. For example, on January 28, 2009, we announced that Harsh Padia, the head of our Market-Making segment’s options trading unit and chief investment officer of LSP, was leaving our company to pursue other opportunities. Mr. Padia helped build our options market-making business through a period of significant growth and our LSP operations have continued to represent an increasing large portion of our reported revenues during his tenure. It is possible that the loss of Mr. Padia’s services could have a material adverse effect on our revenues for the near (and possibly far) term, either because we cannot find suitable replacements for Mr. Padia’s expertise or because we do not receive the order flow that once was directed to our firms. We have hired replacements for Mr. Padia who are expected to start working for LSP early in April 2009. We are unable at this time to predict whether or to what extent these new co-heads of our options trading unit will affect our profitability, if at all, or how long it will take them to implement our options business to prior levels.

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

Our businesses have been and may continue to be affected by changes in the levels of market volatility.

Our market-making businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses. On the other hand, increased volatility, while it can increase trading volumes and spreads, also may expose us to increased risks in connection with our market-making businesses or could cause us to reduce the size of these businesses in order to avoid increasing capital charges or risk-based haircuts. Limiting the size of our market-making positions and investing businesses can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly (as has been the case recently), it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to incur losses. In addition, increases in volatility increase the level of our risk weighted assets and increase our capital requirements which increases our funding costs.

Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

Our securities transactions are conducted as principal, and at times, as agent, with broker-dealer or bank counterparties located in the United States. While the NYSE and other exchanges and the clearing houses monitor the credit standing of the counterparties with which we conduct business, we cannot be certain that any of these counterparties will not default on their obligations. If any do, our business, financial condition and/or operating results could be adversely affected.

We are exposed to the risk that third parties that owe us money, securities or other assets will not perform their obligations. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. A failure of a significant market participant, or even concerns about a default by such an institution, could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect us.

We are also subject to the risk that our rights against third parties may not be enforceable in all circumstances. In addition, deterioration in the credit quality of third parties whose securities or obligations we hold could result in losses and/or adversely affect our ability to rehypothecate or otherwise use those securities or obligations for liquidity purposes. A significant downgrade in the credit ratings of our counterparties could also have a negative impact on our results. While in many cases we are permitted to require additional collateral from counterparties that experience financial difficulty, disputes may arise as to the amount of collateral we are entitled to receive and the value of pledged assets. The termination of contracts and the foreclosure on collateral may subject us to claims for the improper exercise of our rights. Default rates, downgrades and disputes with counterparties as to the valuation of collateral increase significantly in times of market stress and illiquidity.

We cannot assure you that we will be able to detect or prevent all employee misconduct or rule violations.

We are subject to extensive regulation under both federal and state laws. In addition, the SEC, the NYSE, the FINRA, the NYSE Alternext Exchange, the NYSE Arca Exchange, other SROs and state securities commissions require strict compliance with their respective rules and regulations. Employee misconduct that may be difficult to detect could result in losses. Misconduct by employees could include, among other things, binding us to transactions that exceed authorized limits or present excessive risks, violation of securities laws or exchange rules that have not been detected by the technological systems installed by the exchanges and us to prevent such violations or hiding from us unauthorized or unsuccessful activities, which, in any case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputation or financial harm.

If there are any additional investigations or actions against us, such investigations or actions could result in settlements, determinations or judgments requiring substantial payments by us, including the costs of defending such investigations or actions, the imposition of substantial sanctions, fines or penalties and the suspension or revocation of our registration with the SEC as a broker-dealer or our suspension or expulsion as a member firm of the NYSE, and the other exchanges on which we operate, in which case we would be unable to operate our business.

It also may be difficult for us to comply with other new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities and SROs, including the NYSE, pursuant to Regulation NMS, the new market model and the HYBRID system. The risks of failure to comply with foreign laws and rules will increase as our LSPE and LSPH subsidiaries operate as foreign broker-dealers. Failure to comply with any of these rules or regulations would have an adverse effect on our business, financial condition and/or operating results. Other changes in the interpretation or enforcement of existing laws and rules by the SEC, these governmental authorities and SROs also could have an adverse effect on our business, financial condition and/or operating results.

We also are subject to the risks of securities laws liability and related civil litigation.

Many aspects of our business involve substantial risks of legal liability. Our market-making businesses are exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NYSE, the NYSE Alternext Exchange, CBOE, the PHLX, the NYSE Arca Exchange, the London Stock Exchange, the FSA and other exchanges and regulatory authorities.

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

We may incur losses as a result of our large balance sheet and risk management processes and strategies.

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

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators, and in times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated or previously correlated indicators may move in different directions. Many of our risk management tools are made up of software programs outsourced from third parties. In the past, market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses, with the exception of the second half of 2008, and they may do so in the future.

Market volatility has been relatively low in recent years. An increase in volatility would increase our measured or hedged risk, which might cause us to reduce our proprietary positions or to reduce or adapt certain of our business activities. In addition, we have a substantial balance sheet relating to our growing options, futures and ETF specialists and market-making operations. In the event the assumptions or quantifications we have taken to seed or hedge these positions are incorrect, or in the event the market volumes, prices or volatility are not as anticipated, our financial condition could be harmed. In such circumstances, we may not be able to reduce our positions or our exposure in a timely, cost-effective way or in a manner sufficient to offset the increase in measured risk, which could adversely affect our financial condition and results of operations.

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

Our trading businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally. In the past twelve months in particular, these conditions have changed suddenly and negatively.

Adverse changes affecting the economy and/or the securities markets could result in a further decline in market volatility or liquidity, thus negatively impacting revenues at our Market-Making segment and our Institutional Brokerage segment. Many elements of our cost structure do not decline if we experience reductions in our revenues and we may be unable to adjust our cost structure on a timely basis, or at all, and we could suffer losses.

Increased program trading and lower levels of volatility, with the exception of the second half of 2008, on the NYSE have negatively affected our results of operations and may adversely affect our operations in the future. Adverse changes in the economy and the securities markets could return, resulting in:

•	losses from declines in the market value of securities held in our accounts;

•	a decline in trading volume on the NYSE and other exchanges;

•	fragmentation of orders into smaller sizes and execution of such orders over multiple exchanges under Regulation NMS;

•	further declines in volatility in securities markets;

•	the failure of buyers and sellers of securities to fulfill their settlement obligations; and

•	further increases in claims and litigation.

Whether market and economic conditions will improve or trading trends change and whether we will be able to adequately protect our interests and maintain revenues in the future is uncertain.

Risks associated with our trading transactions could result in trading losses.

A majority of our Market-Making segment’s revenues are derived from our trading for our own account as principal. We may incur trading losses relating to these activities, since each trade primarily involves the purchase, sale or short sale of securities for our own account. In any period, we may incur trading losses in a significant number of our market-making stocks, options, futures, ETFs, foreign currencies and other derivatives for a variety of reasons, including price declines, lower trading volumes and the required performance of our obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any downward price movement in these securities results in an immediate reduction of our revenues and operating results. Our market-maker trading in options, ETFs, futures, other derivative instruments and foreign currencies also exposes us to certain additional risks associated with such factors as price fluctuations, foreign exchange currency movements, changes in the liquidity of markets, volatility and counterparty credit. Although we have adopted and carry out risk management procedures, we cannot be sure that these procedures have been formulated properly to identify or completely limit our risks and, even if formulated properly, we cannot be sure that we will successfully implement these procedures. As a result, we may not be able to manage our risks successfully or avoid trading losses.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to a large number of derivative transactions, many of which are intended to hedge our market-making risk, including credit derivatives, that require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

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

Our roles as a specialist/DMM and market maker, at times, require us to make trades that adversely affect our operating results. In addition, as a specialist/DMM and market-maker, we are at times required to refrain from trading for our own account in circumstances in which it may be to our advantage to trade. For example, we may be obligated to act as a principal when buyers or sellers outnumber each other and take a position counter to the market, buying or selling shares to support an orderly market in the affected stocks. By having to support an orderly market, maintain inventory positions and refrain from trading under some favorable conditions, we are subject to risk. Our market-making compliance systems, which are designed to monitor compliance with these rules may malfunction or may not timely detect failures to satisfy these obligations, which could result in fines and/or penalties. In many cases where we comply with our obligations, our compliance with rules could cause us to generate losses.

Failure to comply with net capital and net liquid asset requirements may result in the revocation of our registration with the SEC or our expulsion from the NYSE and/or the AMEX.

The SEC, the NYSE, the AMEX and various other regulatory agencies have stringent rules with respect to the maintenance of minimum levels of capital and NLA by securities broker-dealers. As of December 31, 2008, LaBranche & Co. LLC is required to maintain minimum NLA of approximately $73.7 million. Failure by any of our broker-dealer subsidiaries to maintain its required level of net capital and NLA may subject it to suspension or revocation of its SEC registration or suspension or expulsion by the NYSE and/or the applicable exchange. If this occurs, we would be unable to operate our business. In addition, a change in these rules, the imposition of new rules or any unusually large capital requirement or charge against the regulatory capital of any of our broker-dealer subsidiaries could limit those areas of our operations which require intensive use of capital. These rules also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, thus limiting our ability to expand, diversify or even maintain our present levels of business, pay dividends, repay debt and repurchase shares of our outstanding common stock. Even after the reduction in our cash equity specialist/DMM net liquid asset requirements by 75% in February 2008, we continue to be subject to a higher net liquidity asset requirement than typical broker-dealers, and our failure to comply with those requirements could subject us to disciplinary action or cause us to devote additional capital to our specialist operations.

We depend primarily on our market-making activities, and if they fail to generate revenues as anticipated, it would adversely affect our financial condition and results of operations.

We derive the vast majority of our revenues from our market-making activities. If demand for our market-making services fails to grow, grows more slowly than we currently anticipate or declines, our financial condition and results of operations would be adversely affected. We expect our specialist and market-making activities to continue to account for the vast majority of our revenues for the foreseeable future. Our future success will depend on:

•	maintaining and/or growing our trading volume in our market making securities;

•	growth in the number of securities in which we are chosen as the designated market maker and the addition of international and domestic venues on which we are market-maker;

•	our ability to be effective and maintain our reputation as an efficient and willing market-maker among the broker-dealer community;

•	our ability to respond to regulatory and technological changes; and

•	our ability to respond to changing demands in the marketplace.

Over the past few years, a number of alternative trading systems have been developed or emerged. These alternative trading systems may compete with market-makers by increasing trading in exchange-listed off the trading floors and fragmentizing the size and placement of orders. This can be seen in the decrease in the NYSE’s percentage of overall U.S. trading volume from approximately 84.0% in 2002 to approximately 26.2% in 2008. In addition, as described above, the SEC and the NYSE’s market structure rule changes could result in increased trading of exchange-listed securities in electronically-matched orders and thus reduce levels of trading of such securities through market-makers.

We cannot assure you that we will continue to be able to effectively compete in the market-making industry.

We cannot be sure that we will be able to compete effectively with current or future competitors in the market-making industry. We obtain all our new cash equity listings on the NYSE by going through an allocation process. In this process, either a committee of the NYSE or the listing company chooses the DMM. The competition for obtaining new listing companies is intense. We expect competition to continue and further intensify in the future. We also compete with significantly larger entities to be the market-maker in ETFs. Although we have been able to secure a market share of the ETF market-making business with many of the established ETF issuers, we cannot assure you that our growth in market share will continue as our competitors focus more resources on their ETF business or as market participants enter the ETF market. Some of our competitors may have significantly greater financial and other resources than we have in our market-making activities and may have greater name recognition. These competitors may be able to respond more quickly to new or evolving opportunities and listing company requirements. They also may be able to undertake more extensive promotional activities to attract new listing companies. Our failure to compete effectively would have an adverse effect on our operating results.

We have significant debt obligations that can adversely impact our margins and flexibility of operations.

As of December 31, 2008, our total debt outstanding was $199.3 million. Our level of debt could have important consequences, including the following:

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

The covenants in the indenture governing our outstanding 11.0% Senior Notes due 2012, in the aggregate principal amount of approximately $199.3 million (the “outstanding senior notes”), as well as any future financing agreements, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. These covenants may limit or restrict our ability and the ability of our subsidiaries, under certain circumstances, to:

•	incur additional debt;

•	pay dividends and make distributions;

•	repurchase our common stock or subordinated indebtedness prior to maturity;

•	make certain investments;

•	create liens on our assets;

•	transfer or sell assets;

•	enter into transactions with affiliates;

•	issue or sell stock of subsidiaries; or

•	merge or consolidate.

For example, our ability to take certain actions, such as incurring additional indebtedness (other than certain “permitted indebtedness”) or making certain “restricted payments” (such as paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity), is limited if our consolidated fixed charge coverage ratio, as defined by our debt covenants and calculated on a trailing four-quarter basis, is at or below a threshold of 2.00:1, as more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources.” As of December 31, 2008 our consolidated fixed charge coverage ratio was above 2:00:1, but in 2007 and 2006, the consolidated fixed charge coverage ratio was below 2.00:1. Thus, in previous years we were prohibited from making “restricted payments” exceeding $15.0 million in the aggregate over the life of the indenture. In addition, under the indenture governing our outstanding senior notes, even when our consolidated fixed charge coverage ratio is greater than 2.00:1, we cannot make any such “restricted payments” if doing so will cause our cumulative “restricted payments” since May 18, 2004 to be greater than the sum of (A) 50.0% of our cumulative consolidated net income since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004 and certain other amounts. In 2008, we have made restricted payments of approximately $16.4 million, for the repurchase of our common stock. We cannot be sure if, when or to what extent the covenants in the indenture will prevent us from making restricted payments in the future.

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

We may not be able to finance a change of control offer or any other acceleration of the indebtedness of required by the indenture governing the outstanding senior notes.

If we were to experience a change of control, we would be required to offer to repurchase all outstanding senior notes then-outstanding at a price equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of repurchase. Similarly, if we experience an event of default under the indenture, we may be required to repurchase all of the then-outstanding senior notes at a price of 100% of their principal amount, plus accrued and unpaid interest. This purchase requirement may delay or make it harder for others to obtain control of us. If a change of control were to occur, it is possible that we would not have sufficient funds to repurchase these notes. If we do not have sufficient funds at the time of a repurchase obligation or cannot meet any obligations under the subordinated note purchase agreements or the indenture governing the outstanding senior notes, we would be forced to seek additional third-party financing. However, it is possible that we would not be able to obtain such financing on favorable terms, or at all.

Our success depends on our ability to accurately process and record our transactions, and any failure to do so could subject us to losses.

Our market-making and institutional brokerage activities require us to accurately record and process a very large number of transactions on a daily basis. Any failure or delay in recording or processing transactions could cause substantial losses for brokers, their customers and/or us and could subject us to claims for losses. We rely on our staff to operate and maintain our information and communications systems properly, and we depend on the integrity and performance of those systems. Our recording and processing of trades is subject to human and processing errors. Moreover, extraordinary trading volume or other events could cause our information and communications systems to operate at an unacceptably low speed or even fail. Any significant degradation or failure of our information systems or any other systems in the trading process could cause us to fail to complete transactions or could cause brokers who place trades through us to suffer delays in trading.

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

We also are dependent on the proper and timely function of complex information and communications systems maintained and operated by or for the NYSE, the other exchanges on which we operate, and clearing and depositary institutions. Failures or inadequate or slow performance of any of these systems could adversely affect our ability to operate and complete trades. The failure to complete trades on a timely basis could subject us to losses and claims for losses of brokers and their customers.

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

In connection with the March 2006 NYSE/Archipelago merger, we received approximately 3.1 million shares of NYSE Group, Inc. common stock in exchange for the 39 NYSE memberships which we previously owned. In connection with the April 2007 NYSE/ Euronext merger, we received an identical number of shares of NYSE Euronext, Inc. common stock in exchange for the 3.1 million shares of NYSE Group, Inc. common stock we had owned (collectively, the “NYX shares”). We also received an additional 8,138 shares of NYX stock in the October 2008 acquisition by the NYSE of the AMEX. We continue to hold all the NYX shares we received in the mergers today, and a large portion of the NYX shares are held as regulatory capital. There is a risk that there could be a significant drop in the value of the NYX shares prior to the time we are able, if we choose, to monetize such shares. In addition, because a large portion of our NYX shares are held as regulatory capital, a large drop in price could require us to inject additional cash into our broker-dealer subsidiary to replace the value lost in the price decline. We currently mark our NYX shares to market daily. Any substantial drop in the value of NYX shares could require us to consider whether such drop in value has created an impairment of our intangible assets. Such an impairment, if any, would adversely affect our financial results for the fiscal period in which an impairment occurs. Furthermore, any significant losses or gains based on the market price of NYX stock on the last day of a reporting period compared to the first day in that period would require us to recognize a non-cash loss or gain in our income statement for each period, respectively, which could result in a decline or increase in our stock price based on something other than our reported operating results.

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

The consolidation of NYSE Regulation and NASD Regulation into FINRA has resulted in a single regulatory division that will be responsible for member examination, enforcement, arbitration and mediation, as well as market regulation for the NYSE, NASDAQ, AMEX, ISE and Chicago Climate exchanges. This environment could produce additional regulatory scrutiny, which could cause us to expend additional resources to monitor and enhance our compliance with NYSE and other exchange rules. We also may be required to expend substantial resources to coordinate our technological compliance systems with the new technological requirements of the NYSE, AMEX and other markets, which could increase our overall Market-Making segment operating expenses and adversely affect our operating results.

Additionally, FINRA has publicly stated that it is working to coordinate a uniform set of rules that apply to all broker-dealers on every exchange under its purview. These uniform rules are under development and we do not currently know what effect, if any, the new proposed coordinated rules will have on our business. Until the uniform rules are implemented, our broker-dealer subsidiaries remain subject to the same exchange rules as they existed prior to the formation of FINRA, subject to the changes implemented by the individual exchanges from time to time. Many of these exchange rules are now obsolete, due to Regulation NMS and the advent of electronic trading, and many of these exchange rules have not been interpreted under the new trading environment. It is possible that our interpretation of these rules as they apply to our operations could be different than interpretations by FINRA in the future. Although we continually attempt to communicate our interpretations of exchange rules to FINRA where we are unclear of their application, a different interpretation by FINRA could adversely affect our operations or expose us to regulatory scrutiny and or violations.

The role of the specialist on the NYSE has changed and may substantially change in the future under yet-to-be announced regulatory and market changes, and we may not be able to timely adapt.

The NYSE implemented its new market model in December 2008 as addressed above in “Business—Rules Governing our Designated Market Maker Activities—New NYSE Market Model and Designated Market Maker Rules” and as described more completely in “Risk Factors,” changing the role of specialists to “designated market makers” to still provide liquidity without some of the negative and affirmative obligations that could, at times, adversely affect profitability. The purported rule changes could also change the timing of when the DMM can see orders, but would allow them to receive “enhanced” liquidity requests to enable the designated market maker to provide liquidity and trade for its own account when it desires to do so. The changes brought on by the new market model have not yet been fully realized and the effects on our revenues cannot yet be understood, due to the fact that it was only recently fully implemented in the last week of December 2008.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

Our offices are located at 33 Whitehall Street, New York, New York, 10004 where we lease approximately 48,000 square feet under a lease expiring February 17, 2017. We also lease two trading posts on the floor of the NYSE and approximately 3,100 square feet of additional space in New York and Boston under leases expiring between August 2009 and September 2012. In addition, we lease approximately 910 square feet in London, England, under a month-to-month operating lease terminable on no less than two-months’ notice, and approximately 133 square meters in Hong Kong under a lease expiring in November 2010. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the near future.

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

On June 7, 2004, plaintiffs filed a Consolidated Class Action Complaint. On July 12, 2004, plaintiffs filed a Corrected Consolidated Class Action Complaint. Plaintiffs alleged that they represent a class consisting of persons and entities that purchased or otherwise acquired our common stock during the period beginning on August 19, 1999 and concluding on October 15, 2003. Plaintiffs alleged that we, LaBranche & Co. LLC, and certain of our and/or LaBranche & Co. LLC’s past or present officers and/or directors, including George M.L. LaBranche, IV, William J. Burke, III, James G. Gallagher, Alfred O. Hayward, Jr., Robert M. Murphy and Harvey S. Traison, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by failing to disclose alleged improper specialist trading by LaBranche & Co. LLC. This alleged improper trading previously was the subject of consent decrees between LaBranche & Co. LLC and the SEC and the NYSE entered into on March 30, 2004. Plaintiffs also alleged claims for control person liability under Section 20(a) of the Exchange Act against Messrs. LaBranche, Burke, Gallagher, Hayward, Murphy, Prendergast, Robb and Traison and a claim that Mr. Gallagher violated Section 20A of the Exchange Act. Plaintiffs sought unspecified money damages, attorneys’ fees and reimbursement of expenses.

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

On April 4, 2007, the court certified a class, which, as subsequently amended on September 22, 2008, consisted of “[a]ll persons and entities who purchased or otherwise acquired shares in LaBranche & Co., Inc. [sic] common stock between August 19, 1999 and October 15, 2003, and were damaged thereby,” but excluding defendants, their affiliates, members of their immediate families, our directors and officers and their immediate families, and present and past heirs, executors, estates, administrators, predecessors, successors, assigns, parents, subsidiaries and agents of any of these persons or entities. Lead plaintiffs were certified as class representatives.

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

On February 8, 2008, we entered into an agreement in principle to settle the action for $13 million, to be paid entirely by our insurers, subject to completion of a usual and customary settlement agreement, notice to the class, and approval by the Court. On September 19, 2008, the parties submitted a settlement agreement to the Court. On September 22, 2008, the Court preliminarily approved the settlement. On January 22, 2009, following notice to the class, the Court entered an order approving the settlement. On February 24, 2009, the settlement became effective.

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

Plaintiffs named as defendants NYSE Euronext and various groups of NYSE Euronext member firms, including: (i) firms that allegedly maintain operations as specialist, floor broker and routing broker, including Goldman Sachs Group, Inc. (and its subsidiaries Spear, Leeds & Kellogg Specialists LLC and Goldman Sachs Execution & Clearing, L.P.), Bear, Stearns & Co., Inc. (and its subsidiaries Bear Wagner Specialists LLC and Bear, Stearns Securities Corp.) and Bank of America Corporation (and its subsidiaries Fleet Specialists, Inc. and Bank of America Securities LLC); (ii) firms that allegedly maintain operations as specialist and floor broker, but not routing broker, including us (and our LaBranche & Co. LLC subsidiary), Susquehanna International Group, Inc. (and its subsidiary SIG Specialists, Inc.) and Van der Moolen Holding, N.V. (and its subsidiary Van der Moolen Specialists USA, LLC); and (iii) firms that allegedly directed orders for execution, or executed orders, using the floor facilities of the NYSE, including Merrill Lynch & Co., Inc. (and its subsidiary Merrill Lynch, Pierce, Fenner & Smith Inc.), Citigroup, Inc. (and its subsidiary Citigroup Global Markets, Inc.), Morgan Stanley Co., Inc., UBS Securities LLC, Credit Suisse Group, Inc. (and its subsidiary Credit Suisse Securities (USA) LLC), Jeffries Group, Inc. (and its subsidiary Jeffries Execution Services, Inc.), Deutsche Bank Securities Inc. and Fidelity Investments (and its subsidiary National Financial Services, Inc.).

Plaintiffs alleged antitrust, securities and breach of fiduciary duty claims against different combinations of the defendants listed above. With respect to us and LaBranche & Co. LLC, plaintiffs alleged violations of Sections 1 and 2 of the Sherman Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, as well as breaches of alleged fiduciary duties to the purported class, all of which were committed by, among other things, allegedly conspiring to allow the NYSE to attain and maintain an unlawful monopoly in the asserted market for trade execution services, engaging in a continuing combination and conspiracy in unreasonable restraint of trade and commerce in the pricing of trade execution services for the stocks assigned to LaBranche & Co. LLC as specialist, materially misrepresenting the asserted market for and pricing of trade execution services, and manipulating trading on the NYSE, all allegedly in favor of floor traders and to the detriment of SuperDOT traders. Plaintiffs sought unspecified money damages, including trebling under the antitrust laws, equitable and/or injunctive relief, including an accounting and the imposition of a constructive trust and/or asset freeze on trading proceedings, and attorneys’ fees and reimbursement of expenses.

On August 20, 2008 plaintiffs voluntarily dismissed this action without prejudice. No payment was made by us or any other defendant in the case.

Peacock v. NYSE Euronext, et al. On or about November 21, 2008, a lawsuit was filed in the United States District Court for the Southern District of New York by Robert J. Peacock, who alleges that he is a former independent contractor and trader working from the offices of Sea Carriers Corporation, against “NYSE Euronext and its members,” including us. Plaintiff, acting pro se, “consolidates and incorporates the Basis for Jurisdiction and alleged violations” set forth in the In re NYSE Securities Litigation and Sea Carriers actions discussed above and “raise[s] additional questions of Federal Laws, specifically regarding organized, institutional fraud and racketeering, organized institutional criminal enterprise activities across state lines, insider trading, and market manipulation.” Plaintiff alleges that his compensation was “derived solely from sharing in a portion of the trading gains” on his SuperDOT transactions (which, he contends, represented approximately 8.5% of the total volume of Empire Programs and Sea Carriers LP 1), and that he seeks in excess of $16 million in lost compensation and for certain “collateral damage” from the alleged violations, including, among other things, “adversely affected strategic client relationships.” We have not yet been served with the complaint.

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

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE under the symbol “LAB.” The following table sets forth the range of high and low closing sales prices for our common stock on the NYSE for each fiscal quarter within the two most recent fiscal years:

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
First Quarter	$6.21	$3.70	$10.36	$7.33
Second Quarter	$8.12	$4.25	$9.30	$6.76
Third Quarter	$7.95	$3.23	$8.10	$4.28
Fourth Quarter	$6.70	$2.86	$6.03	$4.03

Holders

As of March 5, 2009, we had 53 stockholders of record of our common stock and an estimated 8,900 beneficial owners. The closing sale price of our common stock on March 5, 2009 was $5.20 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the caption “Executive and Director Compensation” in our definitive Proxy Statement to be used in connection with our 2009 Annual Meeting of Stockholders to be held on May 19, 2009, which will be filed within 120 days of the end of our fiscal year ended December 31, 2008 (the “2009 Proxy Statement”), is incorporated herein by reference.

Purchases of Equity Securities in the Fourth Quarter of 2008

On April 17, 2008, our Board of Directors authorized the repurchase of up to $40.0 million in shares of our common stock. In the third quarter of 2008, we repurchased 371,753 shares at a cost of approximately $1.6 million. In the fourth quarter of 2008, we repurchased an aggregate of 3,443,284 shares at a cost of approximately $14.7 million, as set forth by month in the table below.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2008	1,292,702	$4.36	1,292,702	(2)
November 1 – November 30, 2008	952,731	3.91	952,731	(2)
December 1 – December 31, 2008	1,198,121	4.45	1,198,121	(2)

Total	3,443,554	$4.27	3,443,554	(2)

(1)	Average Price Paid per Share excludes transaction costs.
(2)	Since board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

We have funded, and will continue to fund, our share repurchases through a combination of cash from operations, and excess cash at our holding company, dependent upon market conditions.

Performance Graph

COMPARATIVE PERFORMANCE BY LaBRANCHE & CO INC.

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group for a five-year period. This chart compares our common stock with (i) the NYSE Composite Index and (ii) the NASDAQ Financial-100 Index. The chart assumes (a) $100 was invested on January 1, 2004 in each of our common stock, the stocks comprising the NYSE Composite Index and the stocks comprising the NASDAQ Financial-100 Index and (b) the reinvestment of dividends.

Comparison of Cumulative Total Return

Item 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 and as of December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our consolidated financial statements, included elsewhere in this filing. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this filing.

(000’s omitted)	For Year Ended December 31,
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA:
Revenues:
Net gain on principal transactions	$301,436	$184,999	$180,850	$194,432	$182,535
Commissions and other fees	44,607	46,940	69,814	84,018	96,045
Net (loss) gain on investments	(193,481)	(16,866)	238,680	11,029	24,953
Stock borrow interest	61,833	201,387	158,081	33,395	3,947
Other interest	6,694	28,673	26,096	17,260	6,430
Other	3,060	3,590	473	56	5,137

Total revenues	224,149	448,723	673,994	340,190	319,047

Interest expense (1)	119,226	303,172	240,497	89,504	63,789

Total revenues, net of interest expense	104,923	145,551	433,497	250,686	255,258

Expenses:
Employee compensation and benefits	133,172	80,205	88,370	103,531	99,310
Restitution and fines	—	—	763	172	159
Goodwill impairment	—	164,100	—	—	37,600
Stock list impairment	—	335,264	—	—	—
Exchange memberships impairment	—	—	—	—	18,327
Debt repurchase premium	5,395	—	—	—	49,029
Other	80,736	87,707	107,351	95,878	106,302

Total expenses	219,303	667,276	196,484	199,581	310,727

(Loss) income before (benefit) provision for income taxes	$(114,380)	$(521,725)	$237,013	$51,105	$(55,469)

Net (loss) income	$(65,963)	$(350,474)	$136,804	$37,521	$(43,780)

(000’s omitted)	As of December 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA:
Total assets	$3,731,615	$5,298,591	$5,374,889	$3,664,909	$2,055,097
Total long term obligations (1)	199,323	459,811	466,206	490,820	498,733
Stockholders’ equity	$442,850	$527,917	$874,707	$733,456	$692,986
(1) Includes obligations under our subordinated debt (excluding those related to contributed exchange memberships).

	For Year Ended December 31,
	2008	2007	2006	2005	2004
COMMON SHARE DATA:
(Loss) earnings per diluted share	$(1.07)	$(5.71)	$2.22	$0.61	$(0.77)

Regulation G Requirement: Reconciliation of Non-GAAP Financial Measures

Excluding Corporate Equities, Not readily Marketable

(all data in thousands, except per share data)

(unaudited)

In evaluating our financial performance, management reviews results from operations excluding non-operating items. Pro-forma earnings per share is a non-GAAP (generally accepted accounting principles) performance measure, but we believe that it is useful to assist investors in gaining an understanding of the trends and operating results for our core business. Pro-forma earnings per share should be viewed in addition to, and not in lieu of, our reported results under U.S. GAAP. On February 24, 2009, we filed a Current Report on Form 8-K providing subsequent event disclosure that a mortgage brokerage entity, which we own a minority equity interest of approximately $3.0 million, is expected to lose all of its economic value in light of that entity’s decision to commence liquidation. We had assumed this equity investment as part of a merger transaction in 2001 and we are a passive investor in the entity. We were required to account for this event as a Type 1 subsequent event for the fiscal year ended December 31, 2008.

The following is a reconciliation of U.S. GAAP results to our pro-forma results and a reconciliation of GAAP Subsequent Event Adjustments to pro-forma results for the periods presented:

	Twelve Months Ended December 31,
	2008					2007
	Amounts as previously announced		Adjustments		Pro forma amounts as previously announced	Amounts as reported	Adjustments		Pro forma amounts
Revenues, net of interest expense	$107,910		$181,173	(1)	$289,083	$145,551	$15,759	(1)	$161,310
Total expenses	219,303		(5,395	)(2)	213,908	667,276	(499,364	)(3)	167,912

(Loss) income before (benefit) provision for income taxes	(111,393)		186,568		75,175	(521,725)	515,123		(6,602)
(Benefit) provision for income taxes	(47,223)		74,627		27,404	(171,251)	163,028		(8,223)

Net (loss) income applicable to common stockholders	$(64,170)		$111,941		$47,771	$(350,474)	$352,095		$1,621

Basic per share	$(1.04)		$1.82		$0.78	$(5.71)	$5.74		$0.03
Diluted per share	$(1.04)		$1.82		$0.78	$(5.71)	$5.74		$0.03
Subsequent Event:
Reserve on non-marketable investment (net of taxes)	(1,793	)(4)	—		(1,793)	—	—		—
Adjusted net (loss) income applicable to common stockholders	$(65,963)		$111,941		$45,978	$(350,474)	$352,095		$1,621

Adjusted basic per share	$(1.07)		$1.82		$0.75	$(5.71)	$5.74		$0.03
Adjusted diluted per share	$(1.07)		$1.82		$0.75	$(5.71)	$5.74		$0.03

(1)	Revenue adjustment reflects loss (gain) in each accounting period, based on the change in fair market value of our restricted and unrestricted NYX shares at the end of each such period versus the beginning of such period.
(2)	Expense adjustment reflects costs associated with early extinguishment of debt in accounting period.
(3)	Relates to the write-down of the carrying value of our goodwill and stock listing rights to reflect the results of our impairment evaluation under SFAS No’s 142 and 144.
(4)	Relates to reserve on entire value of a certain non-marketable investment (see footnote #22).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Overview

For the year ended December 31, 2008, our US GAAP net loss was $66.0 million, or $1.07 per share, compared to a net loss of $350.5 million, or $5.71 per share, for the same period in 2007. These GAAP results were affected by significant unrealized losses of $181.2 million in 2008 and $15.8 million in 2007 in connection with the change in value of our NYX shares, $5.4 million in expenses on our early extinguishment of debt in 2008 and $499.4 in impairment charges related to our goodwill and stock listing rights in 2007. Excluding these items in each year, our pro-forma net income for the year ended December 31, 2008 was $46.0 million, or $0.75 per share, compared to pro-forma net income for the year ended December 31, 2007 of $1.6 million, or $0.03 per share.

Virtually all of the markets in which we provide liquidity experienced significantly higher levels of volatility in the third and fourth quarters of 2008, with periods of extreme volatility in September and October. Although we do not expect that these levels of extreme volatility will continue to be sustained, we do believe that these volatile conditions and market imbalances in the third and fourth quarters of 2008 evidence that there is a continued need for, and at times, opportunities for profitability for market makers, which is where our expertise and history of committing capital has generated most of our revenues. The market environment to date in 2009 has weakened significantly, with reductions in volume and volatility on the exchanges on which we compete, and our market-making business operations have been adversely affected by these changes. However, we believe that if volatility and market imbalances continue to occur, our liquid balance sheet puts us in a strong position to provide added liquidity in securities markets.

In the third and fourth quarters of 2008, our newer business lines, such as options and ETFs market-making in the United States and the United Kingdom, performed extremely well and constituted a substantial majority of our revenues. Our traditional cash equities specialist business posted its best results during the second half of 2008 since the introduction of the NYSE’s HYBRID market. In addition, the steps we have taken in reducing costs and overhead during past years enabled us to improve margins and cash flows at our operating companies throughout 2008.

The recent convergence of new trading venues and global securities markets have meant that there is less concentration of trading in one market over another, and trading opportunities are becoming more fragmented. Therefore, our strategy has been, and will continue to be, looking for opportunities in markets outside our traditional cash equities DMM business. Our newer businesses are continuing to grow as a percentage of our market-making segment revenues, especially as we rely upon and further develop our electronic trading strategies to interact with the global electronic marketplace.

In addition, we are seeking additional opportunities to build our Institutional Brokerage business. Although our Institutional Brokerage segment showed a loss in 2008, we believe that start-up costs and our initial facilitation trading results contributed to the bulk of these losses. Our sales trading revenues in the Institutional Brokerage revenues have increased significantly as we have made key hires of sales and position traders and increased market trading in over-the-counter and pink sheets securities. We are in the process of commencing a fixed income business in the first quarter of 2009, which is expected to be focused on sales and positional trading of bank and credit bank loans. We believe this business will be the next step in leveraging our market trading philosophies and expertise, while expanding the menu of our services to meet the needs and provide more diverse products to our institutional customers.

In 2008, we successfully reduced our operating expenses, the most significant of which was the interest on our public debt. We repurchased approximately $260.5 million of our public debt in 2008, which reduced our annual interest payments related to this debt from $47.6 million in 2007 to approximately $21.9 million by the end of 2008. These repurchases of our public debt and our third and fourth quarter performance also has enabled us to improve our consolidated fixed charge coverage ratio to 5:1 at December 31, 2008, which allows us to be much more flexible in how we deploy our capital under the terms of the indenture governing our remaining outstanding indebtedness. Historically, the operating expense related to our outstanding debt has been the negative carry on our debt, which is the interest we pay on our outstanding indebtedness, less the interest income we receive as a result of having that cash on-hand. Prior to the repurchases described above, our negative carry would have been $10.2 million per quarter, based on current short-term interest rates. Following our repurchases in 2008, the negative carry was reduced to approximately $5.2 million per quarter, based on current short-term interest rates.

As we have explained in the past, our ownership of 3.1 million shares of NYSE Euronext Inc. common stock (the “NYX shares”) resulted from the exchange of our exchange memberships, or “seats” in connection with the NYSE’s mergers and we believed that our seat ownership was integral to our position in the industry. Though the value of our NYX shares has been volatile over the past two years, the value of our seats prior to their exchange were volatile as well. Our management will remain flexible regarding our continued ownership of NYX shares. We are also mindful that our ownership of exchange seats and exchange-related securities, such as our NYX shares, have been beneficial to our Company over time.

Our balance sheet is still strong and very liquid despite the continued decline in price of or NYX shares and despite the decline in market conditions to date in 2009. We believe we have ample capital to maintain and grow our business. We are continuing to concentrate on building our business in London and Hong Kong, in which we see trading opportunities in those markets in ETFs and other products.

Our Market-Making segment is in a period of significant transition during the first quarter of 2009, due to the implementation of the NYSE’s new market model, turnover in senior management in our options market-making business and poor market conditions. Our trading results in this period of transition have been significantly adversely affected due to these circumstances, as more fully described below. Coupled with the continued decline of our NYX shares to date in 2009, we currently expect to report a GAAP and pro-forma loss in the first quarter of 2009.

In December 2008, the NYSE implemented its new market model, changing the name of specialists to “DMMs,” who will still provide liquidity, but without the bulk of the negative and affirmative obligations that existed prior to the change. The rule changes would modify the timing of when the DMM can see orders, but could provide flexibility in the timing and occasions in which we can trade. It is still early in the new market model process to determine the actual effects it can have on our profitability for the long run, but extremely poor market conditions and significantly lower volumes since the new market model became effective has adversely affected our market-making revenues to date in the first quarter of 2009. One possible outcome of the new market model is that some of the restraints on our ability to trade and manage our risk will be lessened. The timing and effect of these rule changes are not certain and we, therefore, cannot predict the outcome of these changes. However, the new market model is requiring us to redesign our trading algorithms and technology. To date in the first quarter of 2009, our trading revenues have significantly declined, and we cannot yet be sure if these results have declined due to poor market conditions or the change in market structure.

In January 2009, we announced the departure of the head of our options trading unit and chief investment officer of LSP. This was a significant departure for us, since he had helped build our options market-making business through a period of significant growth. In February 2009, we entered into employment agreements with two individuals formerly employed by a major Wall Street firm to become co-heads of our options trading unit. These individuals will begin employment early in April 2009. During this period of transition, we have temporarily reduced our options market-making activity and pared back our positions pending the commencement of their employment. Poor market conditions and these trading activities have resulted in trading losses that have adversely affected our financial results during the first quarter of 2009.

New Accounting Developments

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by us as of January 1, 2008. SFAS 157 must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The adoption of SFAS 157 resulted in no cumulative change to the accumulated deficit. Please refer to Footnote 21 of our Consolidated Financial Statements for additional information and disclosure.

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

In October of 2008, the FASB issued FSP FAS 157-3 which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate pursuant to FASB 154. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As of December 31, 2008, we do not hold any securities that would be subject to change based on FSP FAS 157-3.

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “Accounting for Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We currently report the majority of our financial assets and liabilities at fair value in compliance with industry guidelines for brokers and dealers in securities. We elected not to apply the fair value option for any applicable assets or liabilities.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133”. SFAS 161 amends and expands the disclosures required by SFAS 133 so that they provide an enhanced understanding of 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and 3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for both interim and annual reporting periods beginning after November 15, 2008, with early adoption encouraged. We are not subject to SFAS 133 at this time. Since this amendment relates solely to disclosures related to SFAS 133, there is no potential effect on our financial position.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the year ended December 31, 2008, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future goodwill impairment testing will not result in impairment charges in subsequent periods.

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

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. During the year ended December 31, 2008, there were no changes in circumstances that necessitated trade name impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future trade name and stock listing rights impairment testing will not result in impairment charges in subsequent periods.

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

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 outlines a fair value hierarchy that is used to determine the value to be reported. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under SFAS No. 157 are as follows:

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

Non-Marketable Securities

The measurement of non-marketable securities is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies and limited liability company interests and are included in other assets in the condensed consolidated statements of financial condition. Certain investments in non-marketable securities are initially carried at cost, unless there are third-party transactions evidencing a change in value. For certain other investments in non-marketable securities we adjust their carrying value by applying the equity method of accounting pursuant to APB 18. Under the equity method the investor recognizes its share of the earnings and losses of an investee in the periods for which they are reported by the investee in its financial statements. The assets included in this section represent limited liability companies that are service providers and whose value is affected by nonfinancial components. In addition, if and when available, management considers other relevant factors relating to non-marketable securities in estimating their value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment—such as conversion features—among others.

Non-marketable investments are tested for potential impairment whenever events or changes in circumstances suggest that such investment’s carrying value may be impaired.

Use of Estimates

The use of accounting principles generally accepted in the United States of America requires management to make certain estimates. In addition to the estimates we make in connection with fair value measurements and the accounting for goodwill and identifiable intangible assets, the use of estimates is also important in determining provisions for potential losses that may arise from litigation, regulatory proceedings and tax audits.

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

New NYSE Market Model

In December 2008, the NYSE introduced a new market model following the approval by the SEC on October 24, 2008, that resulted in significant changes in NYSE’s market structure. The new market model was fully implemented in January 2009, and the changes include, among other things, (a) specialists are now called “Designated Market Makers”, or “DMMs”; (b) the alteration of NYSE’s priority and parity rules, including those that will allow DMMs to trade on parity with orders on NYSE’s display book; and (iii) the introduction of new order functionality, including the DMM Capital Commitment Schedule (“CCS”) and hidden orders. In order to achieve parity trading for the DMMs, the new market model eliminated the order-by-order advance “look” specialists received, but the DMM is relieved of their “negative” obligation to not trade for its own account unless reasonably necessary to the maintenance of a fair and orderly market. The role of the designated market maker remains essentially unchanged from the role of the specialist, in that the designated market maker is the primary provider of liquidity and information with respect to the companies it represents on the floor of the NYSE, but without the first look at order flow and without many of the negative and affirmative obligations to which we were subject prior to the new market model. The NYSE has stated that this change gives the DMM greater freedom to manage the trading risks associated with their reduced responsibilities to the NYSE market. In addition, DMMs will continue to be able to generate orders through an algorithm that interacts directly with the NYSE’s display book. Furthermore, the DMMs will be able to commit additional liquidity in advance to fill incoming orders via the CCS, which is a liquidity schedule setting forth various price points where the DMM is willing to interact with incoming orders. The new market model was fully implemented on January 1, 2009. The new market model is requiring us to redesign our trading algorithms and technology. To date in the first quarter of 2009, our trading revenues have significantly declined, and we cannot yet be sure if these results have declined due to poor market conditions or the change in market structure.

Completed Purchases of Outstanding Indebtedness

As of December 31, 2008, our remaining outstanding indebtedness consisted of $199.3 million aggregate principal amount of our 11% Senior Notes due 2012 (the “2012 Notes”). We purchased $60.6 million of our outstanding 2012 Notes and $30.7 of our outstanding 9 1/2% Senior Notes due 2009 (the “2009 Notes”) in open market transactions during 2008. We also repurchased $169.1 million of the 2009 Notes by exercising a redemption opportunity under the debt covenants of that issue on May 23, 2008 at $102.375 plus accrued and unpaid interest. Our management and board of directors continue to monitor the opportunities to purchase our remaining outstanding 2012 Notes at or below the call price.

Results of Operations

Market-Making Segment Operating Results

(000’s omitted)	For the Years Ended December 31,			2008 vs. 2007 Percentage Change	2007 vs. 2006 Percentage Change
	2008	2007	2006
Revenues:
Net gain on principal transactions	$299,030	$184,320	$180,850	62.2%	1.9%
Commissions and other fees	18,572	24,003	35,896	(22.6)	(33.1)
Net (loss) gain on investments	(170,893)	(15,403)	220,704	1009.5	(106.9)
Interest income	64,010	217,120	177,422	(70.5)	22.4
Other	3,481	3,369	(225)	3.3	(1600.4)

Total segment revenues	214,200	413,409	614,647	(48.2)	(32.7)
Fixed interest on debt	176	265	—	(33.6)	100.0
Inventory financing	87,502	252,247	186,850	(65.3)	35.1

Revenues, net of interest expense	126,522	160,897	427,797	(21.4)	(62.4)
Operating expenses	174,451	128,221	146,452	36.1	(12.4)
Goodwill impairment	—	164,100	—	100.0	100.0
Stock list impairment	—	335,264	—	100.0	100.0

Income (loss) before taxes	$(47,929)	$(466,688)	$281,345	(89.7)%	(265.9)%

Revenues from our Market-Making segment consist primarily of net gains and losses resulting from our specialist (now called DMM) activities in stocks and options, market-making activities in ETFs, options and futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as specialist, and accrued dividends receivable or payable on our equity positions.

Net gain on principal transactions represents trading gains net of trading losses and certain exchange imposed trading activity fees, where applicable, and are earned by us when we act as principal buying and selling our specialist stocks, rights, options, ETFs and futures.

Commissions and other fees revenue generated by our Market-Making segment consists primarily of fees earned by our cash equity DMMs for providing liquidity on the NYSE and, through July 9, 2007, for executing limit orders on the AMEX. The other fees in this line item are related to a specialist (and now DMM) liquidity provision payment (the “LPP”) program implemented on September 1, 2007, which varies month-to-month depending on our principal trading activities on the NYSE and which replaced an interim “specialist allocation pool” payment we received in the amount of $2.1 million per month by the NYSE for the period from December 2006 through August 2007. The new LPP system involves a two tier fee structure based on (1) the firms’ proportional share of 100% of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer, and (2) a subjective allocation from the NYSE of the “LPP pool” which consists of 25% of the NYSE’s listed stock transaction revenue on matched volume. This monthly payment, in the aggregate, has been approximately $1.5 million per month in 2008.

Net loss on investments reflects the aggregate losses generated from our investments in restricted and unrestricted NYX shares and other investments not derived specifically from market-making activities.

Other revenue at our Market-Making segment consists primarily of miscellaneous receipts not derived specifically from market-making activities.

Interest expense attributable to our Market-Making segment is the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs market-making operations and interest on subordinated indebtedness, up to June 3, 2008, that has been approved by the NYSE for inclusion in the net capital of LaBranche & Co. LLC.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The increase in our net gain on principal transactions was attributable to gains in both our cash equities and derivative product market-making businesses principal trading revenue for the twelve months ended December 31, 2008 as compared to December 31, 2007. This increase in principal trading revenues was directly related to volatile trading conditions noted during the third and fourth quarters of 2008. During this period both the CBOE VIX Index and trading volumes increased simultaneously.

Commission and other fees revenue for the year ended December 31, 2008 decreased as the result of the NYSE rule change in December 2006 implementing the rebate program for certain specialist limit order transactions. In 2007, we received a specialist allocation pool payment in the amount of $2.1 million per month from the NYSE, versus the average monthly commission of $1.5 million per month in 2008.

Net (loss) gain on investments is mainly the result of the unrealized loss on our NYX shares of $167.3 million, which represents the decline in the fair value of the NYX shares since December 31, 2007 from $87.77 to $27.38 per share.

Other interest revenues decreased due to lower average interest rate yields earned on our investment of cash.

Other revenue is mainly comprised of proprietary trading activities and our receipt from the quarterly dividend declared by NYSE Euronext, Inc.

Interest expense decreased primarily as a result of decreased inventory financing costs relating to a decrease in our positions and lower interest rates relating to inventory financing costs such as margin interest.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The increase in net gain on principal transactions in our market-making segment was attributable to operations other than our cash equity businesses. This was offset by lower revenues from cash equities specialist activities as that business went through a substantial transition to the HYBRID electronic market. The NYSE Market also had significant market share losses from 72% in 2006 to 46% in 2007

Commission and other fees revenue during 2007 decreased primarily as the result of the NYSE rule change in December 2006 implementing the specialist allocation pool payment, and in September 2007, the LPP program, which was different than the commission program for specialists on certain limit order transactions that terminated in December 2006. Through August 2007, we received specialist allocation pool payments in the amount of $2.1 million per month and LPP payments in the aggregate amount of $7.4 million from September to December 2007.

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

Other revenue is mainly comprised of proprietary trading activities and our receipt from the quarterly dividend declared by NYSE Euronext, Inc. in December 2007 on our NYX shares.

Interest expense in our Market-Making segment increased primarily as a result of increased inventory financing costs relating to the growth and expansion of trading activity in our options, futures and ETFs specialist and market-making operations. Inventory financing costs increased from $186.9 million in 2006 to $252.2 million in 2007. While interest expense increased to 61.1% of total segment revenues in 2007 from 30.4% in 2006, stock borrow interest income increased to 48.5% of total segment revenues in 2007 from 25.6% for 2006. Both stock borrow rebate and margin interest expense are considered as components in the overall computation of net trading revenue in the Specialist and Market-Making segment.

For a discussion of operating expenses see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

(000’s omitted)	For the Years Ended December 31,			2008 vs. 2007 Percentage Change	2007 vs. 2006 Percentage Change
	2008	2007	2006
REVENUES:
Net gain on principal transactions	$2,405	$678	$—	254.7%	100%
Commissions and other fees	26,035	22,938	33,919	13.5	(32.4)
Net (loss) gain on investments	(18,896)	(1,212)	18,355	1459.1	(106.6)
Interest income	311	2,354	1,801	(86.8)	30.7
Other	229	86	242	166.3	(64.5)

Total segment revenues	10,084	24,844	54,317	(59.4)	(54.3)
Inventory financing	28	917	670	(96.9)	36.9

Revenues, net of interest expense	10,056	23,927	53,647	(58.0)	(55.4)
Operating expenses	28,616	29,106	38,194	(1.7)	(23.8)

(Loss) income before taxes	$(18,560)	$(5,179)	$15,453	258.4%	(133.5)%

Our Institutional Brokerage segment’s commission revenue includes commissions generated by our sales trading desk, known as our Institutional Execution Group in each period. Commission revenue for 2007 also includes fees charged to customers for clearance (through June 8, 2007) and direct-access floor brokerage activities, and commission revenue for 2008 also includes direct-access floor brokerage activities through trade date October 14, 2008.

Net loss on investments reflects the aggregated losses generated from our investments in restricted and unrestricted NYX shares as well as proprietary trading losses. Proprietary trading began in March 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net gain on principal transactions are the result of trading and market making in OTC Bulletin Board and pink sheet securities that began in May 2007. As a result, the desk had a full year of operations in 2008 as compared to only seven months in 2007.

Commission revenue increased primarily as a result of an increase in our customer base, which include new large institutional customers.

Net loss on investments is directly related to a decrease in the share price of shares of NYX stock during 2008 as well as proprietary trading losses. The losses relating to the investment in NYX stock and to proprietary trading were $14.0 million and $5.4 million, respectively.

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

In 2006, our aggregate unrealized gain, in our Institutional Brokerage segment with respect to the NYSE/Archipelago merger was $18.3 million. At December 31, 2007, the NYSE closing market price for NYX stock was $87.77 per share as compared to $97.20 per share at December 31, 2006 resulting in an unrealized loss of approximately $1.2 million for 2007.

Interest expense increased primarily as a result of stock loan rebate payable due to increased activity.

For a discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

(000’s omitted)	For the Years Ended December 31,			2008 vs. 2007 Percentage Change	2007 vs. 2006 Percentage Change
	2008	2007	2006
REVENUES:
Interest	$4,207	$10,586	$4,954	(60.3)%	113.7%
Net (loss) gain on investments	(3,692)	(251)	(380)	180.9	(33.9)
Other	(649)	135	456	(580.7)	(70.4)

Total segment revenues	(134)	10,470	5,030	(72.8)	108.2
Fixed interest on debt	31,521	49,743	52,977	(36.6)	(6.1)

Revenues, net of interest expense	(31,655)	(39,273)	(47,947)	(27.0)	(18.1)
Early extinguishment of debt	5,395	—	—	100.0	—
Operating expenses	10,841	10,585	11,838	2.4	(10.6)

Loss before taxes	$(47,891)	$(49,858)	$(59,785)	(9.9)%	(16.6)%

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Interest revenues decreased primarily as a result of substantial decline of the yield on our short term investments and as a result of cash balances decreasing due to the repurchase of our debt and stock.

Net (loss) gain on investments is the result of a decline in the market value of our non-marketable investments.

Interest expense in our Other segment, decreased to $31.5 million in 2008 from $49.7 in 2007, primarily due to the redemption and repurchase of our outstanding debt.

We repurchased all of the outstanding 9.5% Senior Notes by exercising a redemption opportunity on May 23, 2008. This resulted in the majority of costs related to early extinguishment of debt.

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

Interest expense in our Other segment, decreased to $49.7 million in 2007 from $52.9 in 2006, primarily due to scheduled debt repayments.

For a further discussion of operating expenses, see “Our Operating Expenses” below.

Our Operating Expenses

(000’s omitted)	For the Years Ended December 31,			2008 vs. 2007 Percentage Change	2007 vs. 2006 Percentage Change
	2008	2007	2006
EXPENSES:
Employee compensation and related benefits	$133,172	$80,205	$88,370	66.0%	(9.2)%
Exchange, clearing and brokerage fees	46,642	37,448	45,711	24.6	(18.1)
Lease of exchange memberships and trading license fees	1,673	2,401	4,790	(30.3)	(49.9)
Goodwill impairment	—	164,100	—	(100.0)	100.0
Stock list impairment	—	335,264	—	(100.0)	100.0
Extinguishment of debt	5,395	—	—	100.0	—
Other operating expenses	32,421	47,858	57,613	(32.3)	(16.9)

Total expenses before taxes	219,303	667,276	196,484	(67.1)	239.6

(Benefit) provision for income taxes	$(48,417)	$(171,251)	$100,209	(72.4)%	270.9%

Our Market-Making segment’s employee compensation and related benefits expense consists of salaries, wages and performance-based compensation paid to our traders and related support staff based on operating results. The employee compensation and related benefits expense associated with our Institutional Brokerage segment consists of salaries, wages and performance-based compensation paid to certain institutional brokerage personnel based on their earned commissions or operating results. Performance-based compensation may include cash compensation and stock-based compensation granted to managing directors, trading professionals and other employees.

Exchange, clearing and brokerage fees expense at our Market-Making segment consists primarily of fees paid by us to the NYSE, AMEX, other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, technology fees, a flat annual fee and execution and clearing fees. Our Institutional Brokerage segment’s exchange, clearing and brokerage fees expense consists of floor brokerage fees paid to direct-access floor brokers, fees paid for executions including those paid to exchanges and ECNs, and fees paid to our clearing firm.

Other operating expenses primarily are comprised of occupancy costs, such as office space and equipment leases and utilities, communications costs, insurance, professional, legal and consulting fees and restructuring costs.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

While consolidated employee compensation and related benefits expense increased in 2008 compared to 2007 the main component of this increase was due to performance-based pay relationship to increased trading results. The year over year increase in compensation was $53.0 million or a 66% increase as compared to an increase in net trading revenue year over year of $142.2 million or an increase of 106%.

Exchange, clearing and brokerage fees increased primarily due to growth in revenues in our market making businesses. Exchange, clearing and brokerage fees increased by $9.2 million to $46.6 million or an increase of approximately 25% as compared to net trading revenue increase of 106% year over year.

Lease of exchange memberships decreased as a result of a decline in the number of trading licenses we use to trade. Lease of exchange memberships expense decreased by 30% year over year due to fewer licenses and lower fees per license.

Other operating expenses decreased in 2008 compared to 2007 due to a decrease in occupancy, insurance, professional and consulting fees and communication expenses of $15.4 million or approximately 32% year over year. This savings was mainly achieved as the expenses were scaled in line with the restructuring of the various business units and reduction of legacy holding company costs.

Our benefit for income taxes decreased in 2008 to a $48.4 million tax benefit, versus a tax benefit of $171.3 million in 2007. The difference in 2008 versus 2007 was that the current year tax benefit was derived from unrealized loss in NYX shares while the 2007 loss was mainly due to goodwill and intangible asset impairment expense. Our effective tax rate increased to 42.3% in 2008 from 32.8% in 2007 mainly due to non-deductible acquisition goodwill impairment impacting the 2007 tax benefits realized. In 2008, the effective tax rate was higher than the accrual rate of 40% mainly due to the tax benefit derived from a permanent difference related to dividends.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) requires entities to test goodwill for possible impairment on an annual basis, or more frequently, if certain events and circumstances exist. We tested our goodwill for impairment at June 30, 2007, as the result of a triggering event previously discussed, and at the required annual testing date on December 31, 2007, respectively, and noted impairment of this asset at the June 30, 2007 date. There was no impairment at December 31, 2007. For a more complete description of our methodology in evaluating the reasonableness of the carrying value of our goodwill, please see “Critical Accounting Estimates.”

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

Liquidity and Capital Resources

As of December 31, 2008, we had $3,731.6 million in assets, of which $306.1 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within thirty days and cash and securities segregated under federal regulations. To date, we have financed our operations primarily with cash flows from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of December 31, 2008, the scheduled maturities of our contractual obligations, without taking into account any available roll-over provisions, were as follows:

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
			(000’s omitted)
Short Term and Long Term Debt	$199,323	$—	$—	$199,323	$—
Operating Lease Obligations	16,733	2,960	4,719	3,505	5,549

Total	$216,056	$2,960	$4,719	$202,828	$5,549

The above information excludes $12.1 million of unrecognized tax benefits discussed in Note 7, “Income Taxes”, to our consolidated financial statements because it is not possible to estimate the time period that it might potentially be paid to tax authorities.

Purchases of outstanding Senior Notes for the year ended December 31, 2008 were as follows (000’s omitted):

Purchase Date	9.5% - Due May 2009	11% - Due May 2012
Balance at December 31, 2007	$199,845	$259,966
January 8, 2008	14,922	10,078
January 11, 2008	10,000	25,000
February 1, 2008	—	15,000
February 28, 2008	5,810	—
May 23, 2008	169,113	—
October 9, 2008	—	7,565
December 4, 2008	—	3,000

Balance at December 31, 2008	$—	$199,323

As of December 31, 2008, our only remaining long-term indebtedness was the $199.3 million aggregate principal amount of our outstanding 11% Senior Notes that mature in May 2012. In the fourth quarter of 2008 we purchased an aggregate of $10.6 million principal amount of our outstanding 11% Senior Notes due May 2012 below par. In the first quarter of 2008, we purchased and cancelled $30.8 million of our outstanding 9 1/2% senior notes due 2009 and $50.1 million of our 11% senior notes due 2012 in open market transactions. On May 23, 2008 we redeemed of all of the remaining outstanding 9 1/2% senior notes due 2009, in the aggregate principal amount of $169.1 million, at a redemption price of 102.375%, plus accrued and unpaid interest thereon, pursuant to the optional redemption provisions of the indenture governing the notes.

At December 31, 2008, our net cash capital position was $166.2 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $228.6 million.

	($ millions)
	12/31/2008	12/31/2007
Cash Capital Available:
Stockholders’ equity	$442.9	$527.9
Subordinated debt	—	5.7
Long term debt > 1 year	199.3	459.8
Other holding company liabilities	36.7	41.4

Total cash capital available	$678.9	$1,034.8

Cash Capital Required:
Regulatory capital (1)	$79.6	$226.9
Working capital	185.2	145.4
NYX unrestricted shares	85.8	183.0
Illiquid assets/long-term investments	157.1	196.6
Subsidiary intercompany	5.0	13.5

Total Cash Capital Required	$512.7	$765.4

Net Cash Capital	$166.2	$269.4

(1)	In February 2008, our regulatory capital was reduced by approximately $200.0 million in connection with the NYSE’s 75% reduction of the NLA specialist capital requirement. This amount was paid as a dividend to our holding company.

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

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of December 31, 2008, we have identified the following alternative funding measures to support future debt maturity requirements:

•	Liquidation of available net invested capital at certain subsidiaries;

•	Reduction of excess capital at LaBranche & Co. LLC to only required NLA (i.e., declare and pay a dividend to the holding company of excess NLA);

•	Further reduction of NLA requirements by the NYSE and SEC; and

•	Our NYX shares, as previously discussed, can be either sold or held as qualifying regulatory capital.

Alternative Funding Measures
$ millions
Net cash capital	$166.2
Excess regulatory capital at subsidiaries (3)	37.1
NYX shares (1) (2)	34.5

Total cash available from alternative funding measures	$237.8

(1)	Computed on an after-tax basis and after a $19.5 million reduction for NYX shares used as regulatory capital.
(2)	Based on NYX price of $27.38 per share on December 31, 2008.
(3)	Subject to regulatory approval prior to distribution to the holding company.

Following our 2008 repurchases of senior and subordinated debt, we maintain our ability to repurchase in whole or in part the remaining senior notes at any time up to the maturity date, in May 2012, without impacting the current operations at any of its trading subsidiaries. Our Notes are currently trading below par in the open market.

Strong relationships with a diverse base of creditors and debt investors are critical to our liquidity. We also maintain available sources of short-term funding that exceed actual utilization, thus allowing us to accommodate changes in investor appetite and credit capacity for our debt obligations.

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis. In 2004, we strategically refinanced our outstanding indebtedness and created two new series of senior notes maturing in 2009 and 2012 which represented a significant portion of our outstanding debt. On May 23, 2008, we redeemed all of our remaining outstanding 9 1/2% senior notes due 2009, in the aggregate principal amount of $169.1 million, at a price of 102.375%, plus accrued and unpaid interest thereon, pursuant to the optional redemption provisions of the indenture governing the notes.

Following the redemption, $199.3 million of our 11% Senior Notes due 2012 remains outstanding at December 31, 2008 under the indenture. Our annual interest expense related to those remaining outstanding senior notes going forward is expected to be approximately $21.9 million, excluding debt issuance cost amortization expense. The debt has available maturities and calls over the four-year period 2009 through 2012 to allow us maximum flexibility in satisfying the debt servicing payments and/or sufficient time to refinance the long-term debt, if necessary. The debt is redeemable at redemption prices of 102.75% on or after May 15, 2009 and 100.0% on or after May 15, 2010.

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock, and this ratio is calculated as of the end of the most recently completed fixed quarter on a trailing four quarter basis. As of December 31, 2008, our consolidated fixed charge coverage ratio, as defined, was 5.1:1. This ratio was impacted by the repurchase of the senior notes during 2008, because the indenture allows us to deem any indebtedness purchased in the trailing four quarter period as not outstanding throughout the period, thus giving “pro-forma” effect to the consolidated interest expense versus fixed debt.

While our fixed charge ratio is above 2.00:1, the indenture governing our outstanding senior notes enable us to make cumulative “restricted payments” in an amount that is not greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million. If our cumulative “restricted payments” since May 18, 2004 at any time exceeds this restricted payment calculation, we will not be able to make any additional restricted payments. However, this calculation is recomputed each quarterly calendar period as allowed under the covenants in the indenture. As of December 31, 2008, 50% of our cumulative consolidated net income since July 1, 2004 was $57.0 million, and we had received approximately $1.4 million upon the exercise of options since July 1, 2004. When these amounts are added to the $15 million allowance, as of December 31, 2008, we were entitled to make restricted payments of $73.4 million, excluding the stock repurchases we made during the year of $16.4 million. We cannot be sure if, when or to what extent this covenant will prevent or limit us from making restricted payments in the future.

In April of 2008, our Board of Directors authorized a $40.0 million share repurchase plan. While the restricted payment allowance would allow us to repurchase the full amount of shares under the plan, we have repurchased 3.8 million of our shares under this plan during 2008 in the amount of $16.4 million, or an average price of $4.29 per share, as described more fully above in Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”. We have funded, and will continue to fund, our share repurchases through a combination of cash from operations and excess cash at our holding company, dependent upon market conditions. As discussed above, the indenture governing our outstanding senior notes permits us to redeem some or all of the senior notes due 2012 on or after May 15, 2009 at varying redemption prices, depending on the date of redemption. In addition, under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase outstanding senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Any time we repurchase our outstanding senior notes, our fixed-term interest payments are correspondingly reduced. During 2008 we repurchased an aggregate of $199.8 million aggregate principal amount of our outstanding 9 1/2% Senior Notes due 2009 and an aggregate of $60.6 million aggregate principal amount of our outstanding 11% Senior Notes due 2012. These purchases of our outstanding senior notes resulted in annual interest savings of approximately $25.7 million. To the extent we repurchase any remaining outstanding 11% Senior Notes due 2012 in connection with future corporate strategic initiatives, our fixed-term interest payments would be correspondingly reduced.

As of December 31, 2008, the subordinated indebtedness of LaBranche & Co. LLC was repurchased and terminated in its entirety. This subordinated debt was comprised of senior subordinated notes and junior subordinated notes, which matured on various dates between June 2008 and April 2009 and bore interest at annual rates ranging from 7.7% to 10.0%. The senior subordinated notes were originally issued in the aggregate principal amount of $15.0 million, and, in accordance with their terms, $3.0 million in principal amount must be repaid on June 3 in each of the years 2004 through 2008. LaBranche & Co. LLC repaid $3.0 million in accordance with these terms in each of June 2004 through 2008. In the second quarter of 2008, we repaid the remaining $2.7 million in junior subordinated notes plus accrued and unpaid interest thereon.

Our “Other liabilities” of $12.8 million reflected on the accompanying 2008 consolidated statement of financial condition are principally comprised of uncertain tax positions pursuant to FIN 48. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future. During the third quarter of 2008 we completed a multi year tax audit with the local taxing authorities resulting in a $1.6 million payment for that period for both taxes and interest.

Regulated Subsidiaries

As a market-maker, we are required to maintain certain levels of capital and liquid assets as promulgated by various regulatory agencies which regulate our business. As part of our overall risk management procedures (for further discussion, refer to Part I, Item 3. “Quantitative and Qualitative Disclosures about Market Risk”), we attempt to balance our responsibility as a market-maker and broker-dealer with our overall capital resources. These requirements restrict our ability to make use of cash and other liquid assets for corporate actions, such as repaying our debt, repurchasing stock or making acquisitions.

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of December 31, 2008, LaBranche & Co. LLC’s net capital, as defined, was $119.4 million, which exceeded the minimum requirements by $118.6 million.

The NYSE generally requires its market-maker firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA, their position requirement. As of December 31, 2008, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $73.7 million, and its actual NLA, as defined, was $112.7 million. As of December 31, 2007, LaBranche & Co. LLC’s minimum required dollar amount of NLA, as defined, was $276.2 million and its actual NLA, as defined, was $300.1 million. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates.

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

In February 2008, the SEC approved, with immediate effect, an approximate 75% reduction in the required NLA that needed to be maintained by cash equity specialists to transact business on the NYSE. This resulted in a reduction of our required NLA by approximately $205.0 million, of which $200.0 million was moved at such time to our holding company for other current or future corporate purposes. In May 2008, LaBranche & Co. LLC distributed $10.0 million of excess NLA to the holding company. Pursuant to these NLA rules, LaBranche & Co LLC is entitled to use unrestricted shares of NYX stock as NLA, instead of cash for regulatory capital, subject to risk-based haircuts. As a result, LaBranche & Co. LLC’s NLA as of December 31, 2008 includes approximately $22.5 million in NYX shares (after the risk-based haircuts). Since our $205.0 million NLA reduction was implemented in February 2008, the majority of the amended NLA requirement can be met by the NYX shares held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to declare a dividend distribution of $200.0 million to the holding company, which was paid in February and March 2008.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of December 31, 2008 and December 31, 2007, LFS’ net capital, as defined, was $29.8 million and $16.6 million, respectively, which exceeded minimum requirements by $28.8 million and $15.6 million, respectively.

LFS is also subject to SEC Rule 15c3-3 because it maintains a soft dollar program that may result in credit balances to such clients. As of January 5, 2009, to comply with its December 31, 2008 requirement, cash and U.S. Treasury Bills in the amount of $1.9 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.5 million. As of January 3, 2008, to comply with its December 31, 2007 requirement, cash and U.S. Treasury Bills in the amount of $1.6 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.2 million.

As a registered broker-dealer and AMEX member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2008 and December 31, 2007, LSP’s net capital, as defined, was $135.7 million and $62.6 million, respectively, which exceeded minimum requirements by $130.8 million and $60.9 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .54 to 1 and .41 to 1, respectively.

As a registered broker-dealer and AMEX and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2008 and December 31, 2007, LSPD’s net capital, as defined, was $2.7 million and $3.0 million, respectively, which exceeded its minimum requirement by $2.7 million and $3.0 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on those dates was .02 to 1 and .001 to 1, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, our capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of December 31, 2008 Tier 1 capital, as defined, was $25.5 million which exceeded the total variable capital requirement by $19.0 million. At December 31, 2007 Tier 1 capital, as defined, was $14.2 million which resulted in a deficit of $1.2 million. The December 31, 2007 calculation did not include accumulated profits for the year ended December 31, 2007 which was in excess of the deficit. With those results now audited they can be included in Tier 1 regulatory capital. In addition, we had injected an additional $9.9 million of share capital in January 2008 further enhancing regulatory capital.

As a licensed corporation registered under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at December 31, 2008 and December 31, 2007) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at December 31, 2008 and December 31, 2007) and the variable required liquid capital as defined in the FRR. We monitor our compliance with the requirements of the FRR on a daily basis. As of December 31, 2008, LSPH’s had negative liquid capital, as defined of $0.1 which was in deficit of its minimum requirements by $0.5. In early January 2009 LSPH received $1 million of share capital from its parent giving it regulatory capital in excess of its minimum requirement as of such date. As of December 31, 2007, LSPH’s liquid capital, as defined was $0.7 million, which exceeded its minimum requirements by $0.3 million.

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

In September 2007, Moody’s Investor Services changed its credit rating of our outstanding senior notes from B1 to B2, which is the Company’s rating at December 31, 2008, but continued a stable outlook due to our high quality balance sheet and improved liquidity.

In August 2008, we determined that only one rating agency was necessary to provide a rating for the outstanding senior notes. As such, we terminated our relationship for credit rating services from Standard & Poor’s Investor Services. We still engage the credit rating services from Moody’s.

Cash Flows

Our cash flows are related primarily to our market-making trading activities, changes in regulatory working capital and our financing activities related to the expansion of our business.

Year Ended December 31, 2008—Our cash and cash equivalents decreased $200.5 million to $304.2 million at the end of 2008. The decrease was primarily the result of the aggregate net effects of $269.2 million repayments of debt, $16.4 million for the purchase of treasury stock, $2.5 million for capital asset additions and $9.6 million for the effect of exchange rate changes offset by a $97.2 million net increase from operating activities comprised of cash flow of $81.1 million from operating income and a $16.1 million decrease in working capital.

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

Our Cash Equities DMM Risk Management Process

Because our cash equities activities on the NYSE expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the HYBRID market helps us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our specialist obligations. We have developed a risk management process at our LaBranche & Co. LLC subsidiary that is designed to balance our ability to profit from our DMM activities with our exposure to potential losses and compliance risk. This risk management process includes participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains, specialists and chief risk officer. These parties’ roles are as follows:

Corporate Compliance Committee. LaBranche & Co. LLC’s corporate compliance committee consists of representatives from executive and senior management, compliance personnel, including our on-floor compliance officer, our general counsel, our chief regulatory officer and several additional senior floor DMMs, known as post managers. The role of the corporate compliance committee is to monitor and report to senior management on the statutory and regulatory compliance efforts of our DMM business. The corporate compliance committee also advises the compliance department in establishing, reviewing and revising our policies and procedures governing LaBranche & Co. LLC’s regulatory compliance structure.

Executive Operating Committee. Our executive operating committee is composed of two executive officers. This committee is responsible for approving all risk management procedures and trading guidelines for our DMM stocks, after receiving recommendations from our floor management committee. In addition, our executive operating committee reviews all unusual situations reported to it by our floor management committee.

Floor Management Committee. Our NYSE floor management committee is currently composed of one senior floor manager, six post managers, one wheel manager and one floor administrative personnel manager. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our DMM stocks. In determining these procedures and guidelines, the floor management committee considers the recommendations of the floor captains. The post managers generally meet with their respective floor captains on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for particular DMM stocks. The wheel managers ensure that the floor is adequately staffed at all times. In addition, post managers, wheel managers and floor captains are always available on the trading floor to review and assist with any unusual trading situations reported by a floor captain, and the swat-team manager is available to assess and provide assistance on break-out, or intense trading situations. Our floor management committee reports to our executive operating committee about each of these trading situations as they occur. Our floor management committee also trains other DMM and trading assistants on a regular basis on new rules and/or interpretations from the NYSE with respect to our DMM obligations and guidelines, with the assistance of our compliance department.

Floor Captains. We currently employ four floor captains who monitor the activities of our cash equities DMMs throughout the trading day from various positions at our trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist our specialists in determining when to deviate from procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from these procedures and guidelines to their respective post managers. Floor captains meet with each DMM at least once a week to evaluate each DMM’s adherence to our risk management procedures and trading guidelines, as well as to review compliance reports generated by the compliance department in monitoring and reviewing DMM trading activities. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

DMMs. Our DMMs conduct electronic and, at times, manual auctions of our DMM stocks based upon the conditions of the marketplace. In doing so, DMMs observe our risk management procedures and trading guidelines in tandem with their responsibility to create and maintain a fair and orderly market. DMMs promptly notify a floor captain of any unusual situations or market conditions requiring a deviation from our procedures and guidelines

On-Floor Compliance Officer. We also have an on-floor compliance officer that monitors the DMMs’ compliance with NYSE rules throughout the day on an ad hoc basis. The on-floor compliance officer reports his findings and on general on-floor compliance initiatives on a daily basis to our equity DMM unit’s Chief Compliance Officer and Chief Executive Officer and provides summary updates of these efforts to the Corporate Compliance Committee on a monthly basis. In addition, we have at least one trading assistant at each post on the NYSE floor who is compliance-registered and able to review trading activities to monitor compliance with rules. Many of our compliance and risk management activities flow from the efforts of our on-floor compliance initiative.

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

Equity Market Financial Risk

We have developed a risk management process, which is intended to balance our ability to profit from our equity DMM activities with our exposure to potential losses. We have invested substantial capital, along with the NYSE, in real-time, on-line systems which give our management, including our chief risk officer, access to specific trading information during the trading day, including our aggregate long and short positions and our capital and profit-and-loss information on an aggregate or per issue basis. Subject to the DMM’s obligation to maintain a fair and orderly market and to applicable regulatory requirements, we constantly seek to manage our trading positions relative to existing market conditions.

Our equity DMM trading activities are subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may incur trading losses or gains in our DMM stocks for a variety of reasons, including price fluctuations of our DMM stocks and fulfillment of our DMM obligations. Quantification of such losses or gains would not be meaningful as standard market studies do not capture our DMM obligations. From time to time, we may have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any significant price movement in these securities could result in an immediate reduction of our revenues and operating profits.

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

In connection with our market-making activities, we are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, U.S. Government securities, corporate securities, futures and foreign currencies for which we are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. We are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE, the AMEX and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, we may be required to purchase or sell financial instruments at a loss.

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

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our specialist and market-making portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2008	$(3,331)	$(897)	$0	$4,295	$24,456
June 30, 2008	$49,381	$9,122	$0	$(57)	$14,997
September 30, 2008	$25,142	$6,234	$0	$(3,247)	$(1,632)
December 31, 2008	$(11,382)	$(370)	$0	$2,290	$7,070

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

(000’s omitted)	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2008	$7,398	$2,466	$(2,466)	$(7,398)
June 30, 2008	$7,616	$2,539	$(2,539)	$(7,616)
September 30, 2008	$5,664	$1,888	$(1,888)	$(5,664)
December 31, 2008	$(2,420)	$(807)	$807	$2,420

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

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of December 31, 2008, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business.

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

Institutional Brokerage Risk Management Process

Our institutional brokerage activities require that we execute transactions in accordance with customer instructions and accurately record and process the resulting transactions. Any failure, delay or error in executing, recording and processing transactions, whether due to human error or failure of our information or communication systems, could cause substantial losses for brokers, customers and/or us and could subject us to claims for losses. We also execute orders as principal in our role as market maker and, at times, to facilitate customer transactions. To monitor the risk in these positions, we use an internally developed desk-top system that is constantly running on the desktop screens of our institutional brokerage firm’s senior management, chief compliance officer and trading systems manager. Upon escalation to other members of senior management, research and diligence is performed as to the positions and risk and determinations are made as to how to limit the exposure. Once a position is established, our traders may attempt to manage the risk associated with the position by use of ETF strategies, futures on the S&P 500, or with an industry/sector comparable security or other method approved by senior management. Despite these risk management efforts, these facilitation positions may result in trading losses that could adversely affect our commission revenues.

Since June 8, 2007 our customer margin transactions have been cleared through a major Wall Street firm. These customer margin transactions are financed by the clearing firm based on our instructions. We are liable to the clearing firm for any losses incurred by the clearing firm in connection with our customers’ margin transactions.

Our past clearing activities (through June 8, 2007) included settling each transaction with both the contra broker and the customer. In connection with our institutional and direct access floor brokerage activities, a transaction was settled either when the customer paid for securities purchased and took delivery, or delivered securities sold for payment. Settling transactions for retail customers and professional investors involved financing the transaction until the customer made payment or, for margin accounts, advancing credit to the customer within regulatory and internal guidelines. Through September 2008, clearing direct access brokers’ transactions included guaranteeing their transactions to the contra broker on the exchange floor.

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

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2008	$(113)	$(37)	$0	$37	$113
June 30, 2008	$(501)	$(167)	$0	$167	$501
September 30, 2008	$(965)	$(321)	$0	$321	$965
December 31, 2008	$(766)	$(255)	$0	$255	$766

Operational and Technology Risk

Operational risk relates to the risk of loss from external events, and from failures in internal processes or information systems. In each of our business segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE and other exchanges, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE cash equities specialist operations constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems affords management instant access to specific trading information at any time during the trading day, including:

•	our aggregate long and short positions;

•	the various positions of each of our trading professionals;

•	our overall position in a particular stock; and

•	capital and profit-and-loss information on an aggregate, per market maker or per issue basis.

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

We internally develop and use significant proprietary trading technologies in our market-making segment in order to enhance our principal trading capabilities and manage risk in the increasingly evolving electronic marketplace. Our trading technologies are developed and maintained by our information technology personnel and their development process is subject to policies and procedures designed to mitigate the risk of technology design flaws and programming errors. These policies and procedures include, but are not limited to, policies concerning the techniques and manner by which new or enhanced trading technologies are implemented, segregation of duties among the developers, the quality assurance personnel and the individual who enters new trading technologies into production and, when possible, independent review of these technologies and procedures. Although these, and other, policies and procedures are designed to mitigate the risk of design, coding or other flaws or errors in our current and future trading technologies, we cannot assure you that these policies and procedures will successfully be followed or will timely and effectively detect such flaws or errors.

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

Supplementary Financial Information

Selected Quarterly Financial Data (unaudited)

The following represents our unaudited quarterly results for fiscal 2008 and fiscal 2007. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results and which are of a normal recurring nature. Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results reported in “—Financial Statements” under this item.

(000’s omitted, except per share data)	2008 Fiscal Quarter
	First	Second	Third	Fourth
Total revenues, net of interest expense	$(22,693)	$7,790	$47,014	$72,812
Total operating expenses	48,739	42,702	55,881	71,985

(Loss) income before provision for income taxes	(71,432)	(34,912)	(8,867)	827
(Benefit ) for income taxes	(31,195)	(13,571)	(3,280)	(372)

Net (loss) income applicable to common stockholders	$(40,237)	$(21,341)	$(5,587)	$1,199

(Loss) earnings per share:
Basic	$(0.65)	$(0.34)	$(0.09)	$0.02
Diluted	(0.65)	(0.34)	(0.09)	0.02

(000’s omitted, except per share data)	2007 Fiscal Quarter
	First	Second	Third	Fourth
Total revenues, net of interest expense	$37,881	$(1,182)	$41,716	$67,135
Total operating expenses	46,875	549,304	34,810	36,287

(Loss) income before provision for income taxes	(8,994)	(550,486)	6,906	30,848
(Benefit) provision for income taxes	(3,439)	(181,542)	903	12,827

Net income (loss) applicable to common stockholders	$(5,555)	$(368,944)	$6,003	$18,021

(Loss) earnings per share:
Basic	$(0.09)	$(6.00)	$0.10	$0.29
Diluted	(0.09)	(6.00)	0.10	0.29

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our auditors on accounting and financial disclosure matters during the last two fiscal years.

Item 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in a separate section beginning on F-1 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the captions “Directors and Executive Officers,” “Section 16A Beneficial Reporting Compliance” and “Corporate Governance” in our 2009 Proxy Statement is incorporated herein by reference. Information relating to the availability of our Code of Conduct that applies to our senior financial officers is included on page 3 of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive and Director Compensation” in the 2009 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in the 2009 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2009 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Fees” in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	Documents filed as part of this report

(1)	Financial Statements

—	Management’s Report on Internal Control over Financial Reporting

—	Report of Independent Registered Public Accounting Firms

—	Consolidated Financial Statements:

Consolidated Statements of Financial Condition

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss

Consolidated Statements of Cash Flows

—	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

—	Schedule 1. LaBranche & Co Inc. (Parent Company Only) Condensed Financial Information:

Condensed Statements of Financial Condition

Condensed Statements of Operations

Condensed Statements of Cash Flows

Notes to Condensed Financial Statements

Schedules not listed are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Plan of Incorporation of LaBranche & Co. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

2.2	Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

3.1	Amended and Restated Certificate of Incorporation of LaBranche & Co Inc. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

3.2	Amended and Restated Bylaws of LaBranche & Co Inc. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

4.1	Specimen Stock Certificate. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

4.2	Indenture, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Firstar Bank, N.A., as trustee, relating to the 9 1 /2% Senior Notes due 2004. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

4.3	Form of 9 1/2% Senior Notes due 2004 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.2). (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

4.4	Registration Rights Agreement, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Salomon Smith Barney Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

4.5	Indenture, dated as of March 2, 2000, by and among LaBranche & Co., as issuer, and Firstar Bank, N.A., as trustee, relating to the 12% Senior Subordinated Notes due 2007. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2000.)

4.6	Form of 12% Senior Subordinated Notes due 2007 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.5).

4.7	Registration Rights Agreement, dated as of March 2, 2000, by and among LaBranche & Co Inc., as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2000.)

4.8	Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated August 24, 1999, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 91/2% Senior Notes due 2004. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.9	Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated March 2, 2000, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2007. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.10	Indenture, dated as of May 18, 2004, by and among LaBranche & Co Inc., as issuer, and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2009 and the 11% Senior Notes due 2012. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.11	Form of 91/2% Senior Note due 2009 and 11% Senior Note due 2012 (included as Exhibit A to the Indenture filed as Exhibit 4.10). (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.12	Registration Rights Agreement, dated as of May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

10.1	LaBranche & Co Inc. Amended and Restated Annual Incentive Plan. (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.)

10.2	Form of Employment Letter between LaBranche & Co Inc. and its executive officers. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.3	Form of Agreement Relating to Noncompetition and Other Covenants. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.4	Form of Pledge Agreement. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.5	Stockholders’ Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.6	LaBranche & Co. Note Purchase Agreement, dated June 3, 1998, relating to the issuance of $15,000,000 aggregate principal amount of 7.69% Subordinated Notes. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.7	Amendment to Note Purchase Agreements, dated as of August 23, 1999, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes and $15,000,000 aggregate principal amount of 7.69% Subordinated Notes. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

10.8	Form of Subordinated Note. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.9	Form of Indemnification Agreement. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.10	Agreement and Plan of Merger, dated as of January 18, 2001, by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.)

10.11	Amendment No. 1, dated as of February 15, 2001, to Agreement and Plan of Merger by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.)

10.12	Amended and Restated LaBranche & Co Inc. Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (Registration No. 333-102607), effective January 21, 2003.)

10.13	LaBranche & Co Inc. Amended and Restated Senior Executive Bonus Plan. (Incorporated by Reference to our Current Report on Form 8-K, filed on May 18, 2006.)

10.14	Purchase Agreement, dated May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser, relating to the issuance of $200,000,000 9 1/2% Senior Notes due 2009 and $260,000,000 11% Senior Notes due 2012. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-118248), as amended, effective September 9, 2004.)

10.15	Form of Restricted Stock Unit Agreement. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 16, 2005.)

10.16	Agreement of Lease between Broad Financial Center LLC and LaBranche & Co Inc., dated May 26, 2006. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 11, 2007.)

10.17	Form of Change in Control Agreement, dated September 18, 2007, between the Company and each of Jeffrey A. McCutcheon and Stephen H. Gray. (Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 8, 2007.)

12	Statement re computation of ratios of earnings to fixed charges.

21	List of Subsidiaries.

23.1	Consent of Rothstein, Kass & Company, P.C.

23.2	Consent of KPMG LLP.

24	Power of Attorney (included on signature page of this report)

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

32.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2009

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

Signature	Title	Date

/S/ GEORGE M.L. LABRANCHE, IV George M.L. LaBranche, IV	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2009

/S/ JEFFREY A. MCCUTCHEON Jeffrey A. McCutcheon	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2009

/S/ KATHERINE ELIZABETH DIETZE Katherine Elizabeth Dietze	Director	March 16, 2009

/S/ DONALD E. KIERNAN Donald E. Kiernan	Director	March 16, 2009

/S/ STUART M. ROBBINS Stuart M. Robbins	Director	March 16, 2009

/S/ ALFRED O. HAYWARD, JR. Alfred O. Hayward, Jr.	Executive Vice President and Director; Chief Executive Officer of LaBranche & Co. LLC	March 16, 2009

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

As of the end of the Company’s 2008 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Rothstein, Kass & Company, P.C., an independent registered public accounting firm, as stated in their report, appearing on pages F-2 and F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

LaBranche & Co Inc.

We have audited the accompanying consolidated statement of financial condition of LaBranche & Co Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for the year then ended. We have also audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit over internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our audit was conducted for the purpose of expressing an opinion on the basic consolidated financial statements taken as a whole. The accompanying financial statement schedule is presented for purposes of additional analysis. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole.

/s/ Rothstein, Kass and Company, P.C.

Roseland, New Jersey

March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBranche & Co Inc.:

We have audited the accompanying consolidated statement of financial condition of LaBranche & Co Inc. as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows, for each of the years in the two-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as of December 31, 2007 and for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaBranche & Co Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein as of December 31, 2007 and for each of the years in the two-year period then ended.

/s/ KPMG LLP

New York, New York

March 17, 2008

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$304,179	$504,654
Cash and securities segregated under federal regulations	1,876	1,573
Receivable from brokers, dealers and clearing organizations	91,354	343,729
Financial instruments owned, at fair value	3,175,968	4,267,395
Commissions and other fees receivable	—	23
Exchange memberships owned, at adjusted cost (fair value of $3,910 and $7,465, respectively)	1,202	1,315
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $14,362 and $10,990, respectively	16,522	17,652
Intangible assets, net of accumulated amortization:
Trade name	25,011	25,011
Goodwill	84,218	84,218
Income tax receivable	—	11,802
Other assets	31,285	41,219

Total assets	$3,731,615	$5,298,591

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$105,037	$104,759
Payable to customers	36	93
Financial instruments sold, but not yet purchased, at fair value	2,855,420	4,062,995
Accrued compensation	75,747	16,729
Accounts payable and other accrued expenses	29,179	36,980
Other liabilities	12,840	12,583
Income tax payable	5,834	—
Deferred tax liabilities	5,349	71,024
Short-term debt	—	5,700
Long-term debt	199,323	459,811

Total liabilities	3,288,765	4,770,674

Commitments and Contingencies

Common stock, $.01 par value, 200,000,000 shares authorized; 62,011,881 shares issued, 58,196,574 shares outstanding at December 31, 2008 and 61,490,638 shares issued and outstanding December 31, 2007	620	615
Treasury stock, at cost, 3,815,307 shares at December 31, 2008	(16,369)	—
Additional paid-in capital	702,475	699,099
Accumulated deficit	(236,771)	(170,808)
Accumulated other comprehensive loss	(7,105)	(989)

Total stockholders’ equity	442,850	527,917

Total liabilities and stockholders’ equity	$3,731,615	$5,298,591

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

	For the Years Ended December 31,
	2008	2007	2006
REVENUES:
Net gain on principal transactions	$301,436	$184,999	$180,850
Commissions and other fees	44,607	46,940	69,814
Net (loss) gain on investments	(193,481)	(16,866)	238,680
Interest income	68,527	230,060	184,177
Other	3,060	3,590	473

Total revenues	224,149	448,723	673,994

Interest expense:
Debt	31,696	50,405	53,919
Inventory financing	87,530	252,767	186,578

Total interest expense	119,226	303,172	240,497

Revenues, net of interest expense	104,923	145,551	433,497

EXPENSES:
Employee compensation and related benefits	133,172	80,205	88,370
Exchange, clearing and brokerage fees	46,642	37,448	45,711
Lease of exchange memberships and trading license fees	1,673	2,401	4,790
Depreciation and amortization	3,679	9,166	12,674
Legal and professional fees	4,305	8,036	9,595
Communications	10,099	11,353	9,701
Occupancy	5,027	6,792	7,925
Goodwill impairment	—	164,100	—
Stock list impairment	—	335,264	—
Restructuring costs	—	1,083	3,672
Early extinguishment of debt	5,395	—	—
Other	9,311	11,428	14,046

Total expenses	219,303	667,276	196,484

(Loss) income before (benefit) provision for income taxes	(114,380)	(521,725)	237,013
(Benefit) provision for income taxes	(48,417)	(171,251)	100,209

Net (loss) income	$(65,963)	$(350,474)	$136,804

Weighted-average common shares outstanding:
Basic	61,418	61,426	60,723
Diluted	61,418	61,426	61,565
(Loss) earnings per common share:
Basic	$(1.07)	$(5.71)	$2.25
Diluted	$(1.07)	$(5.71)	$2.22

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(000’s omitted)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCES, January 1, 2006	60,624	$606	$—	$689,988	$42,862	$—	$733,456

Net income	—	—	—	—	136,804	—	136,804
Issuance of restricted stock, shares for option exercises and related compensation, including excess tax benefit of $61	110	1	—	4,446	—	—	4,447

BALANCES, December 31, 2006	60,734	$607	$—	$694,434	$179,666	$—	$874,707

Net loss	—	—	—	—	(350,474)	—	(350,474)
Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(989)	(989)

Comprehensive loss							(351,463)

Issuance of restricted stock, shares for option exercises and related compensation, including excess tax benefit of $99	757	8	—	4,665	—	—	4,673

BALANCES, December 31, 2007	61,491	$615	$—	$699,099	$(170,808)	$(989)	$527,917

Net loss	—	—	—	—	(65,963)	—	(65,963)
Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(6,116)	(6,116)

Comprehensive loss							(72,079)

Purchase of treasury stock	(3,815)	—	(16,369)	—	—	—	(16,369)
Issuance of restricted stock, shares for option exercises and related compensation	521	5	—	3,376	—	—	3,381

BALANCES, December 31, 2008	58,197	$620	$(16,369)	$702,475	$(236,771)	$(7,105)	$442,850

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(65,963)	$(350,474)	$136,804
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,679	9,166	12,674
Amortization of debt issuance costs and bond discount	1,177	2,023	1,928
Charge on early extinguishment of debt	5,395	—	—
Gain on sale of exchange membership	(331)	—	—
Share-based compensation expense	4,177	4,673	4,447
Deferred tax (benefit) expense	(64,005)	(162,657)	97,961
Goodwill impairment	—	164,100	—
Stock list impairment	—	335,264	—
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	(303)	5,840	(859)
Securities purchased under agreements to resell	—	35,000	44,000
Receivable from brokers, dealers and clearing organizations	252,375	(256,546)	509,613
Receivable from customers	—	2,859	800
Financial instruments owned, at fair value	1,091,537	(277,969)	(2,129,196)
Commissions and other fees receivable	23	3,578	736
Income tax receivable	11,006	(6,353)	—
Other assets	9,803	(15,756)	(16,070)
Payable to brokers and dealers and clearing organizations	278	(18,587)	105,535
Payable to customers	(57)	(4,723)	(42)
Financial instruments sold, but not yet purchased, at fair value	(1,207,575)	494,632	1,392,389
Accrued compensation	59,018	4,702	(10,695)
Accounts payable and other accrued expenses	(7,801)	7,760	8,087
Other liabilities	(1,413)	(2,592)	3,316
Excess tax benefit from vesting of stock based compensation	—	(99)	(61)
Income taxes payable	5,834	—	(10,513)

Net cash provided by (used in) operating activities	96,854	(26,159)	150,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(2,549)	(3,560)	(17,672)
Payments for purchases of exchange memberships	—	(1)	(150)
Proceeds from sale of exchange membership	334	—	—
Proceeds from sale of business unit	—	2,250	—

Net cash used in investing activities	(2,215)	(1,311)	(17,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of short term debt	(174,813)	(6,395)	(3,025)
Early extinguishment of long term debt	(91,375)	(18,943)	—
Premium on early extinguishment of debt	(2,967)	—	—
Purchases of treasury stock	(16,369)	—	—
Excess tax benefit from vesting of stock based compensation	—	99	61

Net cash used in financing activities	(285,524)	(25,239)	(2,964)

Effect of exchange rate changes on cash and cash equivalents	(9,590)	11	—
(Decrease) increase in cash and cash equivalents	(200,475)	(52,698)	130,068
CASH AND CASH EQUIVALENTS, beginning of year	504,654	557,352	427,284

CASH AND CASH EQUIVALENTS, end of year	$304,179	$504,654	$557,352

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Interest	$119,522	$306,600	$237,633
Income taxes	$4,601	$2,650	$15,824

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On March 7, 2006, the Company exchanged its NYSE memberships with an adjusted basis of $58.5 million for approximately 3.1 million shares of NYSE Group, Inc. common stock valued at $188.6 million. The Company recognized a $130.1 million gain from the exchange of the assets, which was a non-cash transaction.

On October 1, 2008, the Company exchanged its AMEX membership with an adjusted basis of $0.1 million for 8,138 shares of NYSE Euronext common stock valued at $0.3 million. The Company recognized a $203k gain from the exchange of assets, which was a non-cash transaction.

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(000’s omitted, except per share data)

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

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a Designated Market Maker (“DMM”) in equity securities and rights listed on the New York Stock Exchange (“NYSE”). LFS is a registered broker-dealer and a member of the NYSE and other exchanges and primarily provides securities execution and brokerage services to institutional investors and professional traders, and is a market maker in over-the-counter, bulletin board and pink sheet securities. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-marker in options, ETFs and futures on several exchanges. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that is primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations. LSPS has been inactive since October 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain of the Company’s December 31, 2007 statement of financial condition balances have been reclassified to conform to the presentation in the current period. Pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”, the Company netted its deferred tax assets against deferred tax liabilities by taxing jurisdiction to determine net deferred taxes. The Company also re-classed certain non-marketable investments from Financial instruments owned, at fair value to other assets. These reclassifications did not affect previously reported net loss before benefit for income taxes, net loss applicable to common stockholders or stockholders’ equity.

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

Securities Transactions

Principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions are recorded on a settlement date basis and the related revenues and expenses are recorded on a trade date basis. Receivables from, and payables to, customers represent amounts due from or to customers of the Company in connection with cash and margin securities transactions. Corporate equities, options, ETFs, futures and other securities owned, and securities sold, but not yet purchased, are reflected at fair value and unrealized gains and losses are presented as a component of “Net gain on principal transactions.” U.S. Government obligations, which are reported under “Financial instruments owned, at fair value” are reflected at fair value. Interest income related to U.S. Government obligations is included in “Revenues—Other Interest.” Dividend income and expense and Securities and Exchange Commission (“SEC”) fees, as well as gains and losses from the trading of foreign currencies, are also presented as a component of “Net gain on principal transactions.” Dividend income and expense are recognized on the record date, which does not differ materially from the ex-date. The fair value for equity securities, ETFs and futures contracts is based on the closing price posted on the primary exchange on which they are traded. The fair value of exchange-traded options is based on the national best bid/offer as determined by the Company’s options clearing agents.

Investments in non-marketable securities consist of investments in equity securities of private companies, limited liability company interests and limited partnership interests, and are included as part of “Financial instruments owned, at fair value” on the consolidated statements of financial condition. These investments do not have readily available price quotations. Non-marketable securities are accounted for under the equity method, for those investments in which the Company’s voting interest is 20% to 50%, or at fair value. In determining fair value, management of the Company considers third-party transactions evidencing a change in value, the financial performance of the investee, or any specific rights associated with the investment such as conversion features. Changes in fair value are recognized if the expected realizable value of the investment differs from its carrying value. Equity method investments are also assessed for other-than-temporary impairment as considered necessary.

Included in “Financial instruments owned, at fair value” is our ownership of 3,135,041 NYSE Group, Inc. “NYX” shares. The Company has accounted for its investment in NYX stock at fair value of such restricted shares pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide—Brokers and Dealers in Securities (See Note 11).

Collateralized Financing Transactions

Securities borrowed and loaned for which cash is deposited or received, are treated as collateralized financing transactions and are recorded at contract amount plus accrued interest. It is the policy of the Company to obtain possession of cash or other collateral with a fair value equal to or in excess of the fair value of the securities loaned. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral when necessary.

Intangible Assets

Intangible assets are comprised of the Company’s specialist stock lists, trade name and goodwill acquired in connection with various acquisitions and the limited partner buyout that occurred in 1999 concurrent with the Company’s reorganization from a partnership to corporate form. For material acquisitions through March 2001, the allocations of purchase price among these assets and determinations of their respective useful lives were based on independent appraisals. The useful lives of the acquired specialist stock lists were determined based upon analysis of historical turnover characteristics of the specialist stocks comprising these lists. For acquisitions subsequent to March 2001, the allocations of purchase price and determinations of useful lives were based upon management’s analysis of revenues, consideration paid, common stock listings and other relevant data and ratios. This information was analyzed and compared to the results of the independent appraisals conducted in connection with the acquisitions prior to April 2001.

Goodwill—In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is not amortized. SFAS No. 142 requires that goodwill be tested annually for impairment (or more frequently when events or changes in circumstances indicate impairment testing may be necessary) by applying a fair value-based test. This test involves the comparison of the fair value of a reporting unit to its carrying value. If the carrying value of the reporting unit exceeds its fair value, there is an indication that goodwill might be impaired, which requires additional testing. This additional testing entails estimating the implied fair value of reporting unit goodwill—through the use of discounted cash flows analysis and other measures—and comparing this implied fair value of reporting unit goodwill to its carrying value. Any excess of carrying value of reporting unit goodwill over its implied fair value is recognized as an impairment loss. For the years ended December 31, 2008, 2007 and 2006, the Company recorded goodwill impairment charges of $-0-, $164.1 million and $-0- , respectively (see Note 6).

Trade Name—Under SFAS No. 142, the Company’s acquired trade name is not amortized. The Company tests its trade name for impairment annually (or more frequently if events or changes in circumstances indicate that the asset might be impaired) in conjunction with its goodwill impairment assessment. If the carrying amount of the trade name exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. As of December 31, 2008, the Company’s trade name was not impaired.

Specialist Stock Lists—Acquired specialist stock lists were amortized over their respective useful lives until June 30, 2007 at which time the Company recorded an impairment charge for the unamortized balance of $335.3 million. The Company assesses its specialist stock lists for possible impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Pursuant to SFAS No. 144, the Company evaluates its acquired stock lists for potential impairment whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of the acquired stock lists, is recognized if the expected undiscounted cash flows relating to the acquired stock lists are less than the corresponding carrying value. In conjunction with this evaluation, the Company also reviews the reasonableness of the specialist acquired stock lists’ remaining useful lives. Any revisions to amortization periods are considered when developing the aforementioned undiscounted cash flows. For the years ended December 31, 2008, 2007 and 2006, the Company recorded stock list impairment charges of $-0-, $335.3 million and $-0-, respectively (See Note 6).

Exchange Memberships

In accordance with the AICPA Audit and Accounting Guide—Brokers and Dealers in Securities, exchange memberships owned by the Company are originally carried at cost or, if an other-than-temporary impairment in value has occurred, at adjusted cost. In determining whether an other-than-temporary decline in value has occurred, the Company uses Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and Section M of Topic 5 of the SEC Staff Accounting Bulletin series (“SAB No. 59”) as analogous guidance (see Note 5).

On March 7, 2006, Archipelago Holdings, Inc. (“Archipelago”) and the NYSE consummated a merger in which they combined their businesses and became wholly-owned subsidiaries of NYSE Group, Inc., a newly-created, for-profit and publicly-traded holding company (“NYSE Group”). Prior to the NYSE/Archipelago merger, the Company’s specialists conducted business on the floor of the NYSE through ownership or lease of NYSE memberships. Following the NYSE/Archipelago merger, trading licenses replaced the prior trading rights provided by the ownership or lease of an NYSE membership. In 2006, the Company participated in a “Dutch” auction for these trading licenses and successfully bid for 95 trading licenses in the Company’s Specialist and Market-Making segment. In 2007, we surrendered 53 of these trading licenses due to headcount reductions on the floor of the NYSE, and utilized 42 trading licenses at December 31, 2007 with a price of $50,000 each. During 2008 the Company surrendered four additional trading licenses.

Prior to March 7, 2006 certain employees of the Company contributed the use of nine NYSE memberships to the Company. These memberships were subordinated to claims of general creditors and were carried at fair value with a corresponding amount recorded as subordinated liabilities. The Company made lease payments to these employees for the use of the NYSE memberships at a rate that was commensurate with the rent paid to non-affiliated parties for the use of their NYSE memberships.

The Company leases additional memberships on the AMEX, prior to its merger with the NYSE on October 1, 2008, and the Chicago Board Options Exchange® (“CBOE”) from non-affiliated parties and makes lease payments to these parties at prevailing market rates. Subsequent to the NYSE merger on March 7, 2006, the Company no longer leases NYSE memberships.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). SFAS No. 109 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Uncertain tax positions are included under “Other liabilities” on the consolidated statements of financial condition.

FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. Please refer to Note 7, “Income Taxes” for additional information and disclosures.

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

Depreciation and Amortization

Depreciation of office equipment is calculated using the straight-line method over estimated useful lives of 5 years. Amortization of leasehold improvements is calculated on a straight-line basis over the terms of the related leases. Estimated useful lives of leasehold improvements range from 1 to 15.25 years.

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

Recent Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 nullifies the guidance in EITF 02-3 which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company as of January 1, 2008. SFAS 157 must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 is initially applied. The adoption of SFAS 157 resulted in no cumulative change to the accumulated deficit. Please refer to Footnotes 15 and 21 for additional information and disclosures.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually to fiscal years beginning after November 15, 2008. Such items include a) nonfinancial assets acquired and liabilities assumed in purchase business combinations and b) intangible assets and goodwill. The Company will adopt FAS 157-2 in Q1 2009.

In October of 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which clarifies the application of FASB 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate pursuant to FASB 154. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As of December 31, 2008, we do not hold any securities that would be subject to change based on FSP FAS 157-3.

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

Derivative Instruments and Hedging Activities

In April 2007, the FASB issued FSP FIN No. 39-1, “Amendment of FASB Interpretation No. 39.” FSP FIN No. 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff. It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for those instruments in the statement of financial position. In addition, this FSP permits offsetting of fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. The provisions of this FSP are consistent with our current accounting practice. This interpretation is effective for fiscal years beginning after November 15, 2007, with early application permitted. The adoption of FSP FIN No. 39-1 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133”. SFAS 161 amends and expands the disclosures required by SFAS 133 so that they provide an enhanced understanding of 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and 3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for both interim and annual reporting periods beginning after November 15, 2008, with early adoption encouraged. The Company is not subject to SFAS 133 at this time. Since this amendment relates solely to disclosures related to SFAS 133, there is no potential effect on the financial position of the Company.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (the “GAAP hierarchy”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Adoption of SFAS 162 will not have a material effect on the Consolidated Financial Statements.

Equity Method Investment Accounting Considerations

In November 2008, the EITF reached consensus on Issue No. 08-6, “Equity Method Investment Accounting Considerations”. EITF Issue No. 08-6 provides guidance on the accounting for certain transactions and impairment considerations involving equity method investments. EITF Issue No. 08-6 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. This issue shall be applied prospectively. Adoption of EITF Issue No. 08-6 will not affect the firm’s financial condition, results of operations or cash flows.

3.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The balances presented as receivable from and payable to brokers, dealers and clearing organizations consist of the following:

(000’s omitted)	December 31,
	2008	2007
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	$9,868	$3,709
Receivable from clearing brokers and clearing organizations	73,082	328,538
Securities failed to deliver	4	256
Other receivables from brokers and dealers	8,400	11,226

	$91,354	$343,729

Payable to brokers, dealers and clearing organizations:
Securities failed to receive	$1,312	$302
Payables to clearing brokers and clearing organizations	99,693	94,468
Other payables to brokers and dealers	4,032	9,989

	$105,037	$104,759

The Company monitors the fair value of securities borrowed on a daily basis, with additional collateral obtained, if necessary.

4.	NON-MARKETABLE SECURITIES

During 2008 and 2007, the Company recognized a loss of approximately $3.6 million and $0.3 million, respectively, related to its non-marketable securities. At December 31, 2008 and 2007, non-marketable securities totaling $5.3 million and $8.3 million, respectively, are included in “Other assets” on the consolidated statements of financial condition (see Note 22).

5.	EXCHANGE MEMBERSHIPS

Prior to the closing of the NYSE/Archipelago merger, the Company participated in a “Dutch” auction in 2006 for trading licenses, successfully bidding for 95 trading licenses at an annual price of $49,290 each, the minimum bid accepted by the NYSE. The licenses became effective for trading on the NYSE on March 8, 2006. The Company carried 38 trading licenses as of December 31, 2008. The Company also owns five NYBOT, two CBOE and one CME individual membership seats which have an approximate fair value of $3.5 million and $7.5 million in 2008 and 2007, respectively. The costs of the trading licenses for 2008 and 2007 was approximately $1.5 and $2.2 million, respectively, and are included in lease of exchange memberships and trading license fees in the Company’s consolidated statements of operations.

6.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

In June 2007, the Company recognized impairment charges of $164.1 million and $335.3 million for goodwill and specialist stock listing rights, respectively. Although the Company’s annual goodwill and intangibles impairment testing date is December 31, SFAS No. 142, requires that goodwill be tested for impairment between annual tests if an event or change in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. During 2007, certain changes in circumstances led management of the Company to believe that the fair value of the Company’s Specialist and Market-Making reporting unit could be lower than its carrying amount. The primary factor triggering management’s decision to reassess the reasonableness of the carrying value of goodwill and stock listing rights was the Company’s sale of its AMEX equities specialist operations for less than their carrying value.

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

In accordance with SFAS No. 142, the Company tested its goodwill for impairment as of December 31, 2008, its annual impairment test date. It was determined that the fair value of the implied goodwill exceeded its carrying value as of December 31, 2008 and was therefore not impaired.

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

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below:

(000’s omitted)	For the Years Ended December 31,
	2008	2007	2006
Current income taxes:
Federal	$9,153	$(11,420)	$1,781
Foreign	4,622	2,431	—
State and local	1,813	395	467

Total current	15,588	(8,594)	2,248

Deferred income taxes:
Federal	(51,504)	(109,714)	77,828
Foreign, state and local	(12,501)	(52,943)	20,133

Total deferred	(64,005)	(162,657)	97,961

Total (benefit) provision for income taxes	$(48,417)	$(171,251)	$100,209

During 2007, the Company reduced its income tax accrual rate from 43.5% to 40.0% due to a reduction in the state income tax rate and a change in its state income tax apportionment factor. The Company’s effective tax rate for the 2008 year was 42.3%.

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

During 2008, the Company realized $1.2 million of unrecognized tax benefits related to the amortization of certain intangible assets, due to the lapse of the statute of limitations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Of the total unrecognized tax benefits, the entire balance could have an effect on the effective tax rate.

Unrecognized tax benefits, including interest, net of taxes, of $12.1 million, at December 31, 2008 were as follows (000’s omitted):

Balance as of January 1, 2008	$11,288
Increases current period tax positions	4,132
Decreases current period tax positions	(3,104)
Increases—interest	1,208
Decreases—expiration of statute	(1,387)

Balance as of December 31, 2008	$12,137

In the next twelve months we anticipate that $2.0 million of the unrecognized tax benefits will be released due to the lapse of the statute of limitations.

Open tax years by jurisdiction and their current statute of limitations expiration dates are as follows:

	Federal	NYS	NYC
2002			6/30/09
2003			6/30/09
2004			6/30/09
2005	9/30/10	8/29/09	8/29/09
2006	9/12/10	9/11/10	9/11/10
2007	3/15/11	6/17/11	6/17/11

The significant changes in deferred tax assets and liabilities mainly are a result of the decrease in the fair value of the Company’s NYX shares reported for the year ended December 31, 2008. Deferred tax assets and liabilities were as follows (000’s omitted):

	December 31, 2008	December 31, 2007
DEFERRED TAX ASSETS:
Compensation related	$2,346	$2,148
Intangibles and related goodwill	25,539	29,805
Financial instruments, valuation allowance	1,646	4,615
NOL carry-forward	3,256	5,850
Other	1,745	2,727

	$34,532	$45,145

DEFERRED TAX LIABLITIES:
Financial instruments	$26,875	$102,675
Intangibles	—	—
Trademark	5,119	4,410
Depreciation	2,430	1,385
Dividend income	2,281	3,684
Other	3,176	4,015

	$39,881	$116,169

Net Deferred tax liabilities	$5,349	$71,024

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

The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate of 35.0% as set forth below:

	For the Years Ended December 31,
	2008	2007	2006
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes related to:
State and local taxes, net of federal benefit	9.4	8.8	8.5
Nondeductible acquisition goodwill and related impairment		(31.6)	—
Purchase accounting deferred tax liability impairment		19.6	—
Nondeductible penalty expense		.2	.2
Dividend received deduction	.8	(.1)	(1.7)
Tax rate change and law change		.9	—
Tax reserve (decrease) increase	(.7)	.3	—
Capital tax	(.8)	(.1)	.2
Other	(1.4)	(.2)	.1

Effective tax rate	42.3%	32.8%	42.3%

The total amount of undistributed earnings in the Company’s foreign subsidiary, for income tax purposes, was approximately $11.4 million at December 31, 2008. It is the Company’s current intention to reinvest undistributed earnings of LSPE in United Kingdom, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of LSPE were paid as dividends to the Company. For the same reason, it is not practicable to calculate the unrecognized deferred tax liability on those earnings.

8.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a DMM and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1 /15 of aggregate indebtedness, as defined.

As of December 31, 2008 and December 31, 2007, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $119.4 million and $306.8 million, respectively, which exceeded the minimum requirements by $118.6 million and $306.4 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.10 to 1 and 0.02 to 1, respectively.

The NYSE generally requires its DMM firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of December 31, 2008 LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $73.7 million and its actual NLA, as defined, was $112.7 million. As of December 31, 2007, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined was $276.2 million, and LaBranche & Co. LLC’s actual NLA, as defined was $300.1 million. As of December 31, 2008 and December 31, 2007, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of each of those dates. LaBranche & Co. LLC’s NLA as of December 31, 2008 and December 31, 2007 included approximately $58.5 million and $74.7 million, respectively, in NYX shares (after the risk-based haircuts required to be taken in connection with those securities).

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $0.25 million for each one tenth of one percent (0.1%) of the aggregate NYSE transaction dollar volume in a cash equities specialist organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. Prior to February 8, 2008 the first component was equal to $1.0 million for each one tenth of one percent (0.1%). The second component is calculated either by multiplying the average haircuts on a specialist organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other specialists’ trading as a respective percentage of overall NYSE transaction dollar volume. In February 2008, pursuant to the SEC approved reduction in the NLA requirement LaBranche & Co. LLC’s NLA requirement was reduced by approximately $205.0 million. The majority of the amended NLA requirement is met by the shares of NYSE Euronext, Inc. common stock (the “NYX shares”) held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to make a dividend distribution of $200.0 million to LaBranche & Co Inc. in the first quarter of 2008. LaBranche & Co. LLC has approximately $54.2 million in cash and other liquid assets over and above the NYX shares used to meet its continuing NLA requirements. This $54.2 million includes a cushion over and above the required NLA to account for potential fluctuations in LaBranche & Co. LLC’s NLA requirement, as well as fluctuations in the fair value of its NYX shares, as described above.

As a registered broker-dealer and member firm of the NYSE and FINRA, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of December 31, 2008 and December 31, 2007, LFS’ net capital, as defined, was $29.8 million and $16.6 million, respectively, which exceeded minimum requirements by $28.8 million and $15.6 million, respectively. In February 2008, the Company contributed an additional $20.0 million in capital to LFS in order to enable LFS to conduct increased trading activities in connection with its institutional execution business. A portion of the net capital at LFS is met with the value of the NYX shares held by that broker/dealer.

As a registered broker-dealer and FINRA member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the FINRA. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. As of December 31, 2008 and December 31, 2007, LSP’s net capital, as defined, was $135.7 million and $62.6 million, respectively, which exceeded minimum requirements by $130.8 million and $60.9 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.54 to 1 and 0.41 to 1, respectively.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2008 and December 31, 2007, LSPD’s net capital, as defined, was $2.7 million and $3.0 million, respectively, which exceeded its minimum requirements by $2.7 million and $3.0 million, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of December 31, 2008, Tier 1 capital, as defined, was $25.5 million which exceeded the total variable capital requirement by $19.0 million. At December 31, 2007, Tier 1 capital, as defined, was $14.2 million which resulted in a deficit of $1.2 million. The December 31, 2007 calculation did not include accumulated profits for the year ended December 31, 2007 which was in excess of the deficit. With those results now audited they can be included in Tier 1 regulatory capital. In addition, the Company had injected an additional $9.9 million of share capital in January 2008, further enhancing regulatory capital.

As a licensed corporation registered under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at December 31, 2008 and December 31, 2007) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at December 31, 2008 and December 31, 2007) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of December 31, 2008, LSPH’s had negative liquid capital, as defined of $0.1 which was in deficit of its minimum requirements by $0.5. In early January 2009, LSPH received $1 million of share capital from its parent giving it regulatory capital in excess of its minimum requirement as of such date. As of December 31, 2007, LSPH’s liquid capital, as defined was $0.7 million, which exceeded its minimum requirements by $0.3 million.

9.	SHORT-TERM AND LONG-TERM DEBT

The Company’s short-term and long-term debt as of December 31, 2008 and 2007 were as follows:

Short-Term Debt

As of December 31, 2008, the Company had no short-term debt. During 2008, short term debt totaling $5.7 million was paid which represented subordinated loans which are described below in Note 10 “Subordinated Liabilities”.

Long-Term Debt

As of December 31, 2008 and 2007, long-term debt of the Company was comprised of $199.3 million, at 9.5%, and $459.8 million, at 11%, aggregate principal amount of Senior Notes, repectively. Debt issuance costs, totaling approximately $7.2 million for the 2012 Senior Notes, are being amortized over the life of the Senior Notes as an adjustment to interest expense. For the year ended December 31, 2008 and 2007, interest expense related to the Senior Notes totaled $31.0 and $49.5 million, respectively, including debt issuance costs.

Principal maturities of long-term debt as of December 31, 2008 are as follows:

(000’s omitted) Year Ending December 31,	Amount

2009	$—
2010	—
2011	—
2012	199,323

Total	$199,323

10.	SUBORDINATED LIABILITIES

LaBranche & Co. LLC was a party to subordinated loan agreements under which it had incurred indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest was payable quarterly at an annual rate of 10.0%. One agreement representing $1.0 million and five agreements representing approximately $1.7 million in the aggregate were paid at different dates during 2008. Interest expense incurred on these and other similar subordinated loan agreements, which have been repaid, was approximately $0.1 million for the year ended December 31, 2008 and $0.3 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively.

In 1998, LaBranche & Co. LLC issued five subordinated notes representing aggregate indebtedness of $15.0 million, maturing in equal installments of $3.0 million payable on June 3, 2004, 2005, 2006, 2007 and 2008, and bearing interest at an annual rate of 7.7%, payable on a quarterly basis. On June 3, 2008, LaBranche & Co. LLC repaid $3.0 million of these subordinated notes. As of December 31, 2008, there is no remaining outstanding principal under these subordinated notes, which were senior to all other subordinated notes of LaBranche & Co. LLC. The agreements covering these subordinated notes required LaBranche & Co. LLC to comply with certain covenants that, among other things, restrict the type of business in which LaBranche & Co. LLC may engage, set certain net capital levels and prohibit restricted payments, as defined. Interest expense incurred on these subordinated notes for the years ended December 31, 2008, 2007 and 2006 was approximately $0.1 million, $0.3 million and $0.6 million, respectively.

11.	NYSE GROUP RESTRICTED STOCK EXCHANGE TRANSACTION

The Company holds, in aggregate, 3,135,041 NYX shares collectively through its subsidiaries, LaBranche & Co. LLC and LFS.

On April 4, 2007, the NYSE Group consummated its merger with Euronext N.V. (the “NYSE/Euronext merger”) to form NYSE Euronext, Inc., and the Company’s 3,126,903 shares of NYSE Group, Inc. common stock were exchanged for an equal number of the NYX shares, all of which continue to be owned by LaBranche & Co. LLC and LFS. Following the NYSE/Euronext merger, the restricted NYX shares continued to be subject to the same restrictions on transfer as had existed before the NYSE/Euronext merger. The restriction with respect to the second tranche of the NYX shares was removed by NYSE Euronext in June 2007. On June 17, 2008, NYSE Euronext, Inc. and the American Stock Exchange (the “AMEX”) announced that members of the AMEX Membership Corporation (the “AMC”) approved the adoption of the merger agreement between AMC and NYSE Euronext and certain of their subsidiaries. In July 2008, the AMEX submitted proposed rule changes in connection with the trading of AMEX listed securities following the merger, including on which market each class of securities will trade following the merger. We currently are unable to estimate how those new rules will affect our operations, and although the rule changes have been approved by the SEC, it is the Company’s understanding that the rules will not take effect until later in 2009 when the AMEX trading is expected to be moved to the NYSE and NYSE ARCA Exchange. On October 1, 2008, under the terms of the merger agreement, the Company received 8,138 shares of NYSE Euronext common stock in exchange for the AMEX seat we owned with fractional shares paid in cash. In addition, AMEX members will be entitled to receive additional shares of NYSE Euronext common stock calculated by reference to net proceeds, if any, from the expected sale of the AMEX’s lower Manhattan headquarters if such sale occurs prior to the date which is four years and 240 days following the date on which the NYSE Euronext/Amex merger is completed and certain other conditions are satisfied.

In conjunction with the merger, the Board of Directors of NYSE Euronext approved the removal of the transfer restrictions as of October 1, 2008 on the remaining shares issued as part of the business combination between the NYSE and Archipelago Holdings, Inc. which was completed on March 7, 2006. These shares were previously restricted until March 7, 2009.

The Company has accounted for its investment in NYX as corporate equities at fair value pursuant to SFAS No. 157 at December 31, 2008. At December 31, 2007, the restricted shares were accounted for as corporate equities not readily marketable. At December 31, 2008, the NYSE closing market price for the NYX shares was $27.38 per share as compared to the closing price of NYX shares at December 31, 2007 which was $87.77 per share. This resulted in the Company’s recognition of an unrealized pre-tax loss of $181.4 million for the year ended December 31, 2008, which is included in net loss on investments in the Company’s consolidated statements of operations.

On December 31, 2008, the final 2008 quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on December 15, 2008. The aggregate dividend payment with respect to the Company’s 3,135,041 NYX shares was $3.6 million for the year ended December 31, 2008 and $2.3 million with respect to 3,126,903 NYX shares for the year ended December 31, 2007 and is reported in the Company’s other revenues.

12.	EARNINGS (LOSS) PER SHARE

The computations of basic and diluted earnings (loss) per common share are set forth below:

(000’s omitted, except per share data)	Years Ended December 31,
	2008	2007	2006
Numerator for basic and diluted (loss) earnings per common share—net (loss) income	$(65,963)	$(350,474)	$136,804
Denominator for basic (loss) earnings per common share—weighted-average number of common shares outstanding	61,418	61,426	60,723
Dilutive shares:
Restricted stock units	—	—	842

Denominator for diluted (loss) earnings per common share—weighted-average number of common shares outstanding	61,418	61,426	61,565
Basic (loss) earnings per common share	$(1.07)	$(5.71)	$2.25
Diluted (loss) earnings per common share	$(1.07)	$(5.71)	$2.22

The exercise prices for options to purchase an aggregate of 990,000 shares of common stock exceeded the average market price of the Company’s common stock for the year ended December 31, 2008. In addition, potential common shares relating to restricted stock units whose fair value was below the average market price of the Company’s common stock for the year ended December 31, 2008 totaled 713,681. Accordingly, the above calculations of diluted earnings per common share for 2008 do not include the antidilutive effect of these stock based awards. Potential common shares relating to options totaling 1,165,000 and 1,599,389 for the years ended December 31, 2007 and 2006, respectively, and to restricted stock and restricted stock units totaling 691,796 and 727,774 for the years ended December 31, 2007 and 2006, respectively, were excluded from the diluted loss per common share calculation for the years ended December 31, 2007 and 2006 because their effect was antidilutive.

13.	EMPLOYEE EQUITY INCENTIVE PLAN

SFAS No. 123(R), “Share Based Payments” requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of SFAS No. 123(R):

The Company sponsors one share-based employee incentive plan—the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units (“RSUs”), unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant, except in circumstances where the approval by the compensation committee is contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date is the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Plan recognized during the three and twelve months ended December 31, 2008 was approximately $1.0 million and $4.2 million compared to $1.0 million and $4.6 million for the same periods in 2007. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $0.4 million and $1.7 million for the three and twelve months ended December 31, 2008 compared to $0.4 million and $1.8 million for the same periods in 2007, respectively.

Unrecognized compensation cost related to the Company’s non-vested stock options and restricted stock unit awards totaled $3.9 million at December 31, 2008 and $4.9 million at December 31, 2007. The cost of these non-vested awards is generally expected to be recognized over a period of approximately three years.

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

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal year 2009 may not exceed 7,687,500 shares. As of December 31, 2008 and December 31, 2007, 3,394,199 shares and 3,187,613 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

All of the RSUs outstanding as of December 31, 2008 and 2007 require future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs are granted under the Company’s Equity Incentive Plan and vest over varying numbers of years. An employee who receives RSUs does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of an RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2005	1,093,666	$8.76

Granted	695,500	10.68
Vested	(90,668)	9.38
Forfeited	(128,666)	9.00

RSUs Outstanding as of December 31, 2006	1,569,832	9.55

Granted	600,000	8.99
Vested	(736,187)	9.12
Forfeited	(350,161)	9.86

RSUs Outstanding as of December 31, 2007	1,083,484	9.44

Granted	692,000	5.55
Vested	(463,005)	9.11
Forfeited	(89,824)	9.35

RSUs Outstanding as of December 31, 2008	1,222,655	$7.37

Under SFAS No. 123(R), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying SFAS No. 123(R) as of December 31, 2008, for purposes of determining share-based award expense, RSUs with respect to 1,197,186 shares of the Company’s common stock were expected to vest based on shares issued of 3,393,500, with a weighted average price of $7.91 per share.

Stock Options

As of December 31, 2008, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding —Diluted” on the Condensed Consolidated Statement of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2005	1,709,778	$25.39
Options Forfeited	(110,389)	31.23

Options Outstanding as of December 31, 2006	1,599,389	$24.99
Options Forfeited	(434,389)	28.38

Options Outstanding as of December 31, 2007	1,165,000	$23.77
Options Forfeited	(175,000)	31.79

Options Outstanding as of December 31, 2008	990,000	$22.35

Options Exercisable as of:
December 31, 2006	1,599,389	$24.99
December 31, 2007	1,165,000	$23.77
December 31, 2008	990,000	$22.35

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	600,000	0.63	$14.00	600,000	$14.00
$31.00 – $40.99	390,000	3.01	$35.19	390,000	$35.19

	990,000			990,000

No options were exercised during the years ended December 31, 2008 and 2007. The options are due to expire beginning August 19, 2009 though January 7, 2012.

Senior Executive Bonus Plan

The Senior Executive Bonus Plan, adopted in May 2003, is intended to provide for the payment to the Company’s Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. Bonuses are payable in cash and/or equity-based awards under the Company’s Equity Incentive Plan. For the years ended December 31, 2008, 2007 and 2006, cash bonuses totaling approximately $7.4, $3.0 and $2.6 million, respectively, were paid under this plan, and such amount is included in employee compensation and related benefits in the Company’s consolidated statements of operations.

14.	RETIREMENT PLAN

The Company has a defined contribution retirement plan (the “Retirement Plan”) that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

All employees are eligible to participate in the Retirement Plan after they have completed three months of service. Participants are entitled to contribute voluntarily in an amount equal to not less than 1% and not more than 60% of their annual pre-tax compensation, up to the maximum amount permitted under Internal Revenue Service (“IRS”) regulations for the applicable Retirement Plan year. The Company, acting in its sole discretion, can declare and make employer matching contributions and additional voluntary contributions for all eligible employees who have completed one year of service, and/or have been credited with 1,000 hours of service. During the years ended December 31, 2008, 2007 and 2006, the Company contributed approximately $0.5 million, $0.8 million and $1.1 million, respectively, as employer matching contributions to the Retirement Plan, and such amounts are included in employee compensation and related benefits in the Company’s consolidated statements of operations.

15.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all the Company’s assets and liabilities are carried at fair value or contracted amounts, which approximate fair value. The fair value of fixed rate debt, in millions, is as follows:

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
2009 Senior Notes	—	—	$199.8	$199.6
2012 Senior Notes	$199.3	$169.4	$260.0	$263.9
Other	—	—	$5.7	$5.8

The fair values of the 2009 Senior Notes and 2012 Senior Notes were determined based upon their respective market values as of December 31, 2008 and 2007, respectively. For both fiscal years, the fair value of the fixed rate and other notes was determined using current market rates to discount their cash flows.

16.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Market-Making segment operates as a DMM in cash equities and rights listed on the NYSE, as a specialist or market-maker in equities, options, ETFs and futures on several exchanges as well as a market-maker in ETFs, futures and options on several exchanges. The Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPE, LSPH and LSPD.

The Company’s Institutional Brokerage segment (formerly called the Execution and Clearing segment) provides mainly securities execution and brokerage services to institutional investors and professional traders, and currently includes the operations of LFS. Until June 8, 2007, the Institutional Brokerage segment also provided securities clearing services to its own customers and customers of introducing brokers, when it outsourced its clearing operations to a major Wall Street financial services firm. LFS also is a market-maker in over-the-counter, bulletin and pink sheet securities serving as a liquidity provider in those securities.

The Company’s Other segment is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income) and elimination entries. This section also includes the investment entity, LABDR, and the inactive company, BV.

Revenues and expenses directly associated with each segment are included in determining its operating results. Other expenses, including corporate overhead, which are not directly attributable to a particular segment, generally are allocated to each segment based on its resource usage levels or other appropriate measures. Interest with respect to the Company’s outstanding senior notes, certain administrative expenses, corporate overhead expenses and other sources of revenues are not specifically allocated by management when reviewing the Company’s segments’ performance, and appear in the Other segment. Selected financial information for each segment is set forth below (000’s omitted):

	For the Years Ended December 31,
	2008	2007	2006
Market-Making Segment:
Total revenues, net of NYX and interest expense	$293,863	$175,443	$207,537
Net (loss) gain on NYX	(167,341)	(14,546)	220,260
Operating expenses	174,096	122,484	135,280
Goodwill impairment	—	164,100	—
Specialist stock list impairment	—	335,264	—
Depreciation and amortization	355	5,737	11,172

(Loss) income before taxes	$(47,929)	$(466,688)	$281,345

Segment goodwill	$84,218	$84,218	$250,569
Segment assets	$3,486,300	$4,937,054	$5,095,236

Institutional Brokerage Segment:
Total revenues, net of NYX and interest expense	$24,091	$25,139	$35,292
Net (loss) gain on NYX	(14,035)	(1,212)	18,355
Operating expenses	28,558	28,928	37,755
Depreciation and amortization	58	178	439

(Loss) income before taxes	$(18,560)	$(5,179)	$15,453

Segment assets	$45,650	$42,514	$93,861

Other:
Total revenues, net of interest expense	$(31,655)	$(39,273)	$(47,947)
Operating expenses	7,575	7,334	10,775
Early extinguishment of debt	5,395	—	—
Depreciation and amortization	3,266	3,251	1,063

Loss before taxes	$(47,891)	$(49,858)	$(59,785)

Segment assets	$199,665	$319,023	$185,792

Total:
Total revenues, net of NYX and interest expense	$286,299	$161,309	$194,882
Net (loss) gain on NYX	(181,376)	(15,758)	238,615
Operating expenses	210,229	158,746	183,810
Goodwill impairment	—	164,100	—
Specialist stock list impairment	—	335,264	—
Early extinguishment of debt	5,395	—	—
Depreciation and amortization	3,679	9,166	12,674

(Loss) income before taxes	$(114,380)	$(521,725)	$237,013

Goodwill	$84,218	$84,218	$250,569
Assets	$3,731,615	$5,298,591	$5,374,889

17.	FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET RISK

As specialists and market-makers on the NYSE, FINRA, NYBOT, PHLX and other exchanges, LaBranche & Co. LLC, LFS, LSP, LSPS and LSPE are engaged in various securities trading and lending activities. In connection with their market making activities, LaBranche & Co. LLC, LSP, LSPS and LSPE assume positions in stocks for which they are responsible. LaBranche & Co. LLC, LFS, LSP, LSPS and LSPE are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions, and they are also exposed to market risk associated with the sale of securities sold but not yet purchased, which can be directly impacted by volatile trading on the NYSE, NYSE Alternext (previously the AMEX), and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LaBranche & Co. LLC, LFS, LSP, LSPS (through September 2007) and LSPE may be required to purchase or sell financial instruments, which may result in a loss.

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

On June 7, 2004, plaintiffs filed a Consolidated Class Action Complaint. On July 12, 2004, plaintiffs filed a Corrected Consolidated Class Action Complaint. Plaintiffs alleged that they represent a class consisting of persons and entities that purchased or otherwise acquired the Company’s common stock during the period beginning on August 19, 1999 and concluding on October 15, 2003. Plaintiffs alleged that the Company, LaBranche & Co. LLC, and certain of the Company’s and/or LaBranche & Co. LLC’s past or present officers and/or directors, including George M.L. LaBranche, IV, William J. Burke, III, James G. Gallagher, Alfred O. Hayward, Jr., Robert M. Murphy and Harvey S. Traison, violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by failing to disclose alleged improper specialist trading by LaBranche & Co. LLC. This alleged improper trading previously was the subject of consent decrees between LaBranche & Co. LLC and the SEC and the NYSE entered into on March 30, 2004. Plaintiffs also alleged claims for control person liability under Section 20(a) of the Exchange Act against Messrs. LaBranche, Burke, Gallagher, Hayward, Murphy, Prendergast, Robb and Traison and a claim that Mr. Gallagher violated Section 20A of the Exchange Act. Plaintiffs sought unspecified money damages, attorneys’ fees and reimbursement of expenses.

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

On April 4, 2007, the court certified a class, which, as subsequently amended on September 22, 2008, consisted of “[a]ll persons and entities who purchased or otherwise acquired shares in LaBranche & Co., Inc. [sic] common stock between August 19, 1999 and October 15, 2003, and were damaged thereby,” but excluding defendants, their affiliates, members of their immediate families, the Company’s directors and officers and their immediate families, and present and past heirs, executors, estates, administrators, predecessors, successors, assigns, parents, subsidiaries and agents of any of these persons or entities. Lead plaintiffs were certified as class representatives.

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

On February 8, 2008, the Company entered into an agreement in principle to settle the action for $13 million, to be paid entirely by the Company’s insurers, subject to completion of a usual and customary settlement agreement, notice to the class, and approval by the Court. On September 19, 2008, the parties submitted a settlement agreement to the Court. On September 22, 2008, the Court preliminarily approved the settlement. On January 22, 2009, following notice to the class, the Court entered an order approving the settlement. On February 24, 2009, the settlement became effective.

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

Plaintiffs named as defendants NYSE Euronext and various groups of NYSE Euronext member firms, including: (i) firms that allegedly maintain operations as specialist, floor broker and routing broker, including Goldman Sachs Group, Inc. (and its subsidiaries Spear, Leeds & Kellogg Specialists LLC and Goldman Sachs Execution & Clearing, L.P.), Bear, Stearns & Co., Inc. (and its subsidiaries Bear Wagner Specialists LLC and Bear, Stearns Securities Corp.) and Bank of America Corporation (and its subsidiaries Fleet Specialists, Inc. and Bank of America Securities LLC); (ii) firms that allegedly maintain operations as specialist and floor broker, but not routing broker, including the Company (and its LaBranche & Co. LLC subsidiary), Susquehanna International Group, Inc. (and its subsidiary SIG Specialists, Inc.) and Van der Moolen Holding, N.V. (and its subsidiary Van der Moolen Specialists USA, LLC); and (iii) firms that allegedly directed orders for execution, or executed orders, using the floor facilities of the NYSE, including Merrill Lynch & Co., Inc. (and its subsidiary Merrill Lynch, Pierce, Fenner & Smith Inc.), Citigroup, Inc. (and its subsidiary Citigroup Global Markets, Inc.), Morgan Stanley Co., Inc., UBS Securities LLC, Credit Suisse Group, Inc. (and its subsidiary Credit Suisse Securities (USA) LLC), Jeffries Group, Inc. (and its subsidiary Jeffries Execution Services, Inc.), Deutsche Bank Securities Inc. and Fidelity Investments (and its subsidiary National Financial Services, Inc.).

Plaintiffs alleged antitrust, securities and breach of fiduciary duty claims against different combinations of the defendants listed above. With respect to the Company and LaBranche & Co. LLC, plaintiffs alleged violations of Sections 1 and 2 of the Sherman Act, Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and Section 20(a) of the Exchange Act, as well as breaches of alleged fiduciary duties to the purported class, all of which were committed by, among other things, allegedly conspiring to allow the NYSE to attain and maintain an unlawful monopoly in the asserted market for trade execution services, engaging in a continuing combination and conspiracy in unreasonable restraint of trade and commerce in the pricing of trade execution services for the stocks assigned to LaBranche & Co. LLC as specialist, materially misrepresenting the asserted market for and pricing of trade execution services, and manipulating trading on the NYSE, all allegedly in favor of floor traders and to the detriment of SuperDOT traders. Plaintiffs sought unspecified money damages, including trebling under the antitrust laws, equitable and/or injunctive relief, including an accounting and the imposition of a constructive trust and/or asset freeze on trading proceedings, and attorneys’ fees and reimbursement of expenses.

On August 20, 2008, plaintiffs voluntarily dismissed this action without prejudice. No payment was made by the Company or any other defendant in the case.

Peacock v. NYSE Euronext, et al. On or about November 21, 2008, a lawsuit was filed in the United States District Court for the Southern District of New York by Robert J. Peacock, who alleges that he is a former independent contractor and trader working from the offices of Sea Carriers Corporation, against “NYSE

Euronext and its members,” including us. Plaintiff, acting pro se, “consolidates and incorporates the Basis for Jurisdiction and alleged violations” set forth in the In re NYSE Securities Litigation and Sea Carriers actions discussed above and “raise[s] additional questions of Federal Laws, specifically regarding organized, institutional fraud and racketeering, organized institutional criminal enterprise activities across state lines, insider trading, and market manipulation.” Plaintiff alleges that his compensation was “derived solely from sharing in a portion of the trading gains” on his SuperDOT transactions (which, he contends, represented approximately 8.5% of the total volume of Empire Programs and Sea Carriers LP 1), and that he seeks in excess of $16 million in lost compensation and for certain “collateral damage” from the alleged violations, including, among other things, “adversely affected strategic client relationships.” The Company has not yet been served with the complaint.

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

Years Ending December 31,	in 000’s
2009	$2,960
2010	2,838
2011	1,881
2012	1,752
2013	1,752
Thereafter	5,549

Total	$16,732

Rent expense of $2.1 million, $3.3 million and $4.3 million for the years ended 2008 2007 and 2006 respectively, is included in occupancy expense in the accompanying consolidated statements of operations.

Current real estate rental values in New York City, where the majority of our office space is located, have increased since we entered into our lease commitment in 2006. As such, the fair value of a potential sublease for the remaining lease term would likely exceed the liability of our future rental commitments under the lease for the office space.

19.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	December 31, 2008	December 31, 2007
FINANCIAL INSTRUMENTS OWNED:
Corporate equities, not readily marketable	$—	$83,936
Corporate equities	1,276,409	2,016,380
Options	1,148,839	1,025,670
Exchange-traded funds	641,701	1,000,600
Government and corporate bonds	104,792	138,159
Investment in limited partnerships	4,227	2,650

	$3,175,968	$4,267,395

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$828,880	$1,980,040
Options	1,074,177	1,183,884
Exchange-traded funds	932,176	769,094
Government and corporate bonds	20,187	129,977

	$2,855,420	$4,062,995

20.	STOCKHOLDERS’ EQUITY

On April 17, 2008, our Board of Directors authorized the repurchase of up to $40.0 million of our common stock. For the year ended December 31, 2008, we repurchased 3,815,307 shares at a cost of approximately $16.4 million. The average cost per repurchased share was $4.28.

21.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. Our adoption of SFAS No. 157 did not have a material impact on our financial condition or results of operations. Pursuant to SFAS No. 157, the fair value of a financial instrument is defined as the amount that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date.

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

The Company has elected to apply the deferral provisions in FSP No. 157-2 and therefore have only partially applied the provisions of SFAS No. 157. FSP No. 157-2 defers the effective date for the disclosure of fair value measurements related to nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. FSP No. 157-3 clarifies the application of FASB 157 in a market that is not active. FSP No. 157-3 is effective upon issuance.

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

Level 3 –Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Such valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (000’s omitted):

	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,275,669	$740	$—	$1,276,409
Government and corporate bonds	102,321	2,471	—	104,792
Options	1,148,839	—	—	1,148,839
Investment partnerships	—	4,227	—	4,227
Exchange-traded funds	641,542	159	—	641,701

Total financial instruments owned	3,168,371	7,597	—	3,175,968
Government obligations	121,000	—	—	121,000
Cash and securities segregated under federal regulations	1,625	—	—	1,625

Total assets, at fair value	$3,290,996	$7,597	$—	$3,298,593

LIABILITIES:
Government and corporate bonds	$19,219	$968	$—	$20,187
Corporate equities	828,870	10	—	828,880
Options	1,074,177	—	—	1,074,177
Exchange-traded funds	932,176	—	—	932,176

Total financial instruments sold, not yet purchased, at fair value	$2,854,442	$978	$—	$2,855,420

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

For investment partnerships holding securities actively traded, fair value was based on the NAV and included in Level 2.

22.	SUBSEQUENT EVENTS

Reserve on Non-Marketable Investment

In February 2009, the Company was informed by management of a mortgage brokerage entity in which the Company owns a minority equity interest of approximately $3.0 million that the equity investment is expected to lose all or substantially all of its economic value in light of that entity’s decision to commence liquidation. The Company had assumed this equity investment as part of a merger transaction in 2001 and the Company is a passive investor in the entity. The businesses and operations of this mortgage brokerage entity are not directly or indirectly related to any of the Company’s businesses or operations. The Company does not anticipate that it will be able to recover any of the economic value of this equity investment. The Company, therefore, has set up a reserve for the entire amount of this equity investment as of December 31, 2008.

The information available to the Company indicates that the events which gave rise to the impending liquidation of the entity occurred prior to the Company’s December 31, 2008 statement of financial condition date.

Schedule 1.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$166,172	$269,424
Financial instruments owned, at fair value	2,104	—
Investment in subsidiaries, at equity value	466,659	686,940
Other assets	51,049	85,023

Total assets	$685,984	$1,041,387

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest payable	$2,802	$5,948
Accrued compensation	1,626	1,408
Accounts payable and other accrued expenses	25,084	29,952
Other liabilities	12,840	12,172
Income taxes payable	1,459	—
Deferred tax liabilities	—	4,179
Long-term debt	199,323	459,811

Total liabilities	243,134	513,470
Total stockholders’ equity	442,850	527,917

Total liabilities and stockholders’ equity	$685,984	$1,041,387

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(000’s omitted)

	For the Years Ended December 31,
	2008	2007	2006
REVENUES:
Equity in earnings (losses) from investment in subsidiaries	$(39,165)	$(323,264)	$175,219
Investment income	3,350	17,945	10,650

Total revenue	(35,815)	(305,319)	185,869
Interest expense	31,521	49,743	52,977

Total revenues, net of interest expense	(67,336)	(355,062)	132,892

EXPENSES:
Employee compensation and related benefits	5,366	6,014	6,856
Other	14,407	12,106	10,602

Total expenses	19,773	18,120	17,458

(Loss) income before income tax benefit	(87,109)	(373,182)	115,434
INCOME TAX BENEFIT	(21,146)	(22,708)	(21,370)

Net (loss) income	$(65,963)	$(350,474)	$136,804

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(65,963)	$(350,474)	$136,804
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	3,266	3,242	1,064
Amortization of debt issuance costs and bond discount	3,587	1,978	1,883
Share-based compensation expense	(373)	380	310
Equity in earnings (losses) from investment in subsidiaries	39,165	323,264	(175,219)
Deferred tax (benefit) expense	2,184	(10,564)	8,896
Tax benefit from subsidiary losses	(19,951)	(22,708)	(21,370)
Changes in operating assets and liabilities:
Securities purchased under agreements to resell	—	35,000	44,000
Financial instruments owned, at fair value	(2,104)	—	—
Other assets	27,008	(11,909)	(25,183)
Interest payable	(3,146)	(1,247)	341
Accrued compensation	218	(1,167)	1,601
Accounts payable and other accrued expenses	(4,868)	6,527	17,453
Other liabilities	668	(2,039)	2,951
Taxes payable	21,410	20,009	18,427

Net cash (used in) provided by operating activities	1,101	(9,708)	11,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	(2,496)	(3,524)	(17,319)
Return of capital from subsidiary	210,000	190,000	152,000
Payment for investment in subsidiary	(35,000)	—	(60,025)

Net cash provided by investing activities	172,504	186,476	74,656

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	(260,488)	(21,642)	(26)
Purchase of treasury stock	(16,369)	—	—

Net cash used in financing activities	(276,857)	(21,642)	(26)

Increase in cash and cash equivalents	(103,252)	155,126	86,588
CASH AND CASH EQUIVALENTS, beginning of year	269,424	114,298	27,710

CASH AND CASH EQUIVALENTS, end of year	$166,172	$269,424	$114,298

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Income taxes	$3,597	$2,533	$15,819
Interest	$33,288	$49,849	$50,061

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

Certain of the Company’s December 31, 2006 balances have been reclassified to conform to the presentation in the current period in order to net interest expense (including margin interest expense) against interest income to determine the Company’s net revenues. This reclassification reflects a critical component of the Company’s specialist and market-making activities. None of these 2006 reclassifications affects the Company’s net income before provision for income taxes or net income applicable to common stockholders, as reported on previous 2006 results.

3.	TRANSACTIONS WITH SUBSIDIARIES

LaBranche & Co Inc. has transactions with its consolidated subsidiaries determined on an agreed-upon basis.

LaBranche & Co Inc. received cash dividends from its consolidated subsidiaries totaling $210.0 million, $190.0 million and $152.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.