Form 10-Q
period 2009-03-31
LABRANCHE & CO INC
filed 2009-05-11
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 8, 2009 was 55,388,234.

PART I— FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

	For the Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
REVENUES:
Net (loss) gain on principal transactions	$(2,052)	$60,044
Commissions and other fees	16,187	10,010
Net loss on investments	(31,766)	(81,290)
Interest income	863	29,925
Other	1,116	293

Total revenues	(15,652)	18,982

Interest expense:
Debt	5,663	10,863
Inventory financing	5,636	30,812

Total interest expense	11,299	41,675

Total revenues, net of interest expense	(26,951)	(22,693)

EXPENSES:
Employee compensation and related benefits	8,068	28,530
Exchange, clearing and brokerage fees	5,487	10,658
Lease of exchange memberships and trading license fees	404	427
Depreciation and amortization	955	890
Early extinguishment of debt	—	886
Other	7,748	7,348

Total expenses	22,662	48,739

Loss before benefit for income taxes	(49,613)	(71,432)

Benefit for income taxes	(19,866)	(31,195)

Loss applicable to common stockholders	$(29,747)	$(40,237)

Weighted-average common shares outstanding:
Basic	58,390	61,854
Diluted	58,390	61,854
Loss per common share:
Basic	$(0.51)	$(0.65)
Diluted	$(0.51)	$(0.65)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$266,904	$304,179
Cash and securities segregated under federal regulations	1,826	1,876
Receivable from brokers, dealers and clearing organizations	76,707	91,354
Financial instruments owned, at fair value	1,605,540	3,175,968
Exchange memberships owned, at adjusted cost (fair value of $2,877 and $3,910, respectively)	1,202	1,202
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $12,153 and $14,362, respectively	16,054	16,522
Intangible assets, net of accumulated amortization:
Trade name	25,011	25,011
Goodwill	84,218	84,218
Deferred tax assets	5,484	—
Income tax receivable	8,298	—
Other assets	19,276	31,285

Total assets	$2,110,520	$3,731,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$383,150	$105,037
Payable to customers	36	36
Financial instruments sold, but not yet purchased, at fair value	1,086,730	2,855,420
Accrued compensation	3,335	75,747
Accounts payable and other accrued expenses	18,833	29,179
Other liabilities	13,528	12,840
Income tax payable	—	5,834
Deferred tax liabilities	—	5,349
Long-term debt	199,323	199,323

Total liabilities	1,704,935	3,288,765

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 62,335,458 shares issued, 57,862,634 shares outstanding at March 31, 2009 and 62,011,881 shares issued, 58,196,574 shares outstanding at December 31, 2008 at December 31, 2007, respectively	623	620
Treasury stock, at cost, 4,472,824 and 3,815,307 shares	(19,080)	(16,369)
Additional paid-in capital	698,185	702,475
Accumulated deficit	(266,518)	(236,771)
Accumulated other comprehensive loss	(7,625)	(7,105)

Total stockholders’ equity	405,585	442,850

Total liabilities and stockholders’ equity	$2,110,520	$3,731,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(000’s omitted)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCES, December 31, 2007	61,491	$615	$—	$699,099	$(170,808)	$(989)	$527,917

Net loss	—	—	—	—	(65,963)	—	(65,963)

Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(6,116)	(6,116)

Comprehensive loss							$(72,079)

Purchase of treasury stock	(3,815)	—	(16,369)	—	—	—	(16,369)
Issuance of restricted stock, shares for option exercises and related compensation	521	5	—	3,376	—	—	3,381

BALANCES, December 31, 2008	58,197	$620	$(16,369)	$702,475	$(236,771)	$(7,105)	$442,850

Net loss	—	—	—	—	(29,747)	—	(29,747)

Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(520)	(520)

Comprehensive loss							$(30,267)

Purchase of treasury stock	(657)	—	(2,711)	—	—	—	(2,711)
Issuance of restricted stock, shares for option exercises and related compensation	323	3	—	(4,290)	—	—	(4,287)

BALANCES, March 31, 2009, unaudited	57,863	$623	$(19,080)	$698,185	$(266,518)	$(7,625)	$405,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,747)	$(40,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	955	890
Amortization of debt issuance costs and bond discount	182	749
Charge on early extinguishment of debt	—	886
Share-based compensation expense	(3,851)	1,074
Deferred tax benefit	(11,660)	(30,141)
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	50	287
Receivable from brokers, dealers and clearing organizations	14,646	(9,413)
Financial instruments owned, at fair value	1,568,727	1,170,846
Commissions and other fees receivable	—	9
Income tax receivable	(8,298)	(1,539)
Other assets	15,103	4,088
Payable to brokers, dealers and clearing organizations	279,468	3,923
Payable to customers	—	(57)
Financial instruments sold, but not yet purchased, at fair value	(1,768,214)	(1,072,071)
Accrued compensation	(72,381)	2,652
Accounts payable and other accrued expenses	(10,344)	4,637
Income tax payable	(8,429)	—
Other liabilities	688	(939)

Net cash provided by (used in) operating activities	(33,105)	35,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(489)	(631)
Payments for purchases of exchange memberships	—	—

Net cash used in investing activities	(489)	(631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(2,711)	—
Principal payments of short term debt	—	(1,000)
Early extinguishment of long term debt	—	(80,810)
Tax benefit from vesting of stock based compensation	—	—

Net cash used in financing activities	(2,711)	(81,810)

Effect of exchange rate changes on cash and cash equivalents	(970)	(41)
Decrease in cash and cash equivalents	$(37,275)	$(46,838)
CASH AND CASH EQUIVALENTS, beginning of period	304,179	504,654

CASH AND CASH EQUIVALENTS, end of period	$266,904	$457,816

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$5,636	$32,251
Income taxes	$8,177	$112

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

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits held in banks, highly liquid investments with original maturities of 90 days or less and currency positions that are being held in the prime brokerage account at the Company’s clearing broker for its market-making operations. Certain portions of these balances are used to meet regulatory requirements (see Note 5).

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

A substantial portion of our compensation and benefits represents contractual incentive compensation and discretionary bonuses, which are determined at year end. We believe the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, our overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of our share-based compensation programs.

3.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of March 31, 2009 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (the “2008 10-K”). Results of the first quarter 2009 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

4.	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 (Accounting Standards Codification (“ASC”) 740), “Accounting for Income Taxes” and FASB Interpretation No. 48 (ASC 740), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) (ASC 740). SFAS No. 109 (ASC 740) requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, stock-based compensation, amortization periods of certain intangible assets and differences between the financial statement and tax bases of assets acquired.

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended March 31,
	2009	2008
Current federal, state, and local taxes	$(8,206)	$(1,054)
Deferred tax benefit	(11,660)	(30,141)

Total benefit for income taxes	$(19,866)	$(31,195)

Included in the current federal, state and local taxes are foreign taxes of $0.7 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively. The foreign taxes represent taxes payable to the United Kingdom for LSPE the Company’s single member private equity company in the UK that is a controlled foreign corporation as of January 1, 2008.

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a DMM and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1 /15 of aggregate indebtedness, as defined.

As of March 31, 2009 and December 31, 2008, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $90.6 million and $119.4 million, respectively, which exceeded the minimum requirements by $89.6 million and $118.6 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.01 to 1 and 0.10 to 1, respectively.

The NYSE generally requires its DMM firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of March 31, 2009 LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $69.0 million and its actual NLA, as defined, was $83.8 million. As of December 31, 2008, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined was $73.7 million, and LaBranche & Co. LLC’s actual NLA, as defined was $112.7 million. As of March 31, 2009 and December 31, 2008, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of each of those dates. LaBranche & Co. LLC’s NLA as of March 31, 2009 and December 31, 2008 included approximately $43.3 million and $58.5 million, respectively, in NYX shares (after the risk-based haircuts required to be taken in connection with those securities).

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $0.25 million for each one tenth of one percent (0.1%) of the aggregate NYSE transaction dollar volume in a cash equities DMM organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. Prior to February 8, 2008 the first component was equal to $1.0 million for each one tenth of one percent (0.1%). The second component is calculated either by multiplying the average haircuts on a DMM organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other DMM’s trading as a respective percentage of overall NYSE transaction dollar volume. In February 2008, pursuant to the SEC approved reduction in the NLA requirement LaBranche & Co. LLC’s NLA requirement was reduced by approximately $205.0 million. The majority of the amended NLA requirement is met by the shares of NYSE Euronext, Inc. common stock (the “NYX shares”) held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to make a dividend distribution of $200.0 million to LaBranche & Co Inc. in the first quarter of 2008. During the first quarter of 2009 LaBranche & Co. LLC distributed $15 million to its parent. LaBranche & Co. LLC has approximately $40.5 million in cash and other liquid assets over and above the NYX shares used to meet its continuing NLA requirements. This $40.5 million includes a cushion over and above the required NLA to account for potential fluctuations in LaBranche & Co. LLC’s NLA requirement, as well as fluctuations in the fair value of its NYX shares, as described above.

As a registered broker-dealer and member firm of the NYSE and FINRA, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of March 31, 2009 and December 31, 2008, LFS’ net capital, as defined, was $28.6 million and $29.8 million, respectively, which exceeded minimum requirements by $27.6 million and $28.8 million, respectively. In February 2008, the Company contributed an additional $20.0 million in capital to LFS in order to enable LFS to conduct increased trading activities in connection with its institutional execution business. A portion of the net capital at LFS is met with the value of the NYX shares held by that broker/dealer.

As a registered broker-dealer and FINRA member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the FINRA. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2009 and December 31, 2008, LSP’s net capital, as defined, was $118.1 million and $135.7 million, respectively, which exceeded minimum requirements by $113.8 million and $130.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.54 to 1 and 0.54 to 1, respectively.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2009 and December 31, 2008, LSPD’s net capital, as defined, was $2.6 million and $2.7 million, respectively, which exceeded its minimum requirements by $2.6 million and $2.7 million, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of March 31, 2009, Tier 1 capital, as defined, was $24.9 million which exceeded the total variable capital requirement by $8.7 million. At December 31, 2008, Tier 1 capital, as defined, was $25.5 million which exceeded the total variable capital requirement by $19.0 million. The Company had injected an additional $9.9 million of share capital in January 2008, enhancing regulatory capital.

As a licensed corporation registered under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at March 31, 2009 and December 31, 2008) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at March 31, 2009 and December 31, 2008) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of March 31, 2009, LSPH’s liquid capital, as defined was $0.7 million, which exceeded its minimum requirements by $0.3 million. As of December 31, 2008, LSPH had negative liquid capital, as defined of $0.1 which was in deficit of its minimum requirements by $0.5. In early January 2009, LSPH received $1 million of share capital from its parent to increase the company’s regulatory capital above the minimum requirement.

6.	LOSS PER SHARE

The computations of basic and diluted loss per share are set forth below (000’s omitted, except per share data):

	Three Months Ended March 31,
	2009	2008
Numerator for basic and diluted loss per common share – net loss	$(29,747)	$(40,237)
Denominator for basic loss per share – weighted-average number of common shares outstanding	58,390	61,854
Dilutive shares:
Stock options	—	—
Restricted stock units	—	—

Denominator for diluted earnings per common share – weighted-average number of common shares outstanding	58,390	61,854

Basic loss per common share	$(0.51)	$(0.65)

Diluted loss per common share	$(0.51)	$(0.65)

Options to purchase an aggregate of 945,000 and 1,165,000 shares of common stock were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the 2009 and 2008 first quarters, respectively, 118,507 and 595,244 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive as the Company had net losses in the respective quarters.

7.	EMPLOYEE INCENTIVE PLANS

SFAS No. 123(R) (ASC 505 and 718), “Share Based Payments” requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of SFAS No. 123(R) (ASC 505 and 718):

The Company sponsors one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units (“RSUs”), unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant, except in circumstances where the approval by the compensation committee is contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date is the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Plan recognized during the quarters ended March 31, 2009 and 2008 was approximately $1.0 million and $1.1 million, respectively. During the first quarter of 2009, the Company re-evaluated the forfeiture rate used to calculate share based payments due to the departure of personnel who had been granted restricted stock units that had not vested prior to their departure. The change in the forfeiture rate resulted in a benefit net of taxes of $2.9 million for the quarter ended March 31, 2009. The tax benefit realized in the Condensed Consolidated Statements of Operations for the Plan was approximately $0.4 million and $0.4 million for the quarters ended March 31, 2009 and 2008, respectively, excluding the amount recorded for the change in the forfeiture rate.

Unrecognized compensation cost related to the Company’s non-vested stock options and restricted stock unit awards totaled $1.1 million, at market value, at March 31, 2009 and $3.9 million at December 31, 2008. The cost of these non-vested awards is generally expected to be recognized over a period of approximately three years.

SFAS No. 123(R) (ASC 505 and 718) generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. The Company did not grant any share-based awards prior to our adoption of SFAS No. 123(R) (ASC 505 and 718) to retirement-eligible employees or those with non-substantive non-compete agreements. In addition, no grants of any stock options or RSUs were changed or amended after the Company’s adoption of SFAS No. 123(R) (ASC 505 and 718) to reflect retirement eligibility or non-compete agreements.

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal year 2009 may not exceed 7,687,500 shares. As of March 31, 2009 and December 31, 2008, 4,016,281 shares and 3,394,199 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

All of the RSUs outstanding as of March 31, 2009 and 2008 require future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs are granted under the Company’s Equity Incentive Plan and vest over varying numbers of years. An employee who receives RSUs does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of an RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2008	1,222,655	$7.37
Granted	—	—
Vested	(276,493)	9.78
Forfeited	(624,166)	6.39

RSUs Outstanding as of March 31, 2009	321,996	$7.19

Under SFAS No. 123(R) (ASC 505 and 718), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying SFAS No. 123(R) (ASC 505 and 718) as of March 31, 2009, for purposes of determining share-based award expense, RSUs with respect to 974,595 shares of the Company’s common stock were expected to vest based on shares issued of 1,487,500, with a weighted average price of $7.96 per share.

Stock Options

As of March 31, 2009, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statements of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2008	990,000	$22.35
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(45,000)	35.00

Options Outstanding as of March 31, 2009	945,000	$21.75

Options Exercisable as of:
March 31, 2009	945,000	$21.75

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	600,000	0.39	$14.00	600,000	$14.00
$31.00 – $40.99	345,000	2.76	$35.22	345,000	$35.22

	945,000			945,000

No options were exercised during the three months ended March 31, 2009 and March 31, 2008. The options are due to expire beginning August 19, 2009 though January 7, 2012.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131 (ASC 280), “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Market-Making segment operates as a DMM in cash equities and rights listed on the NYSE, as a specialist or market-maker in equities, options, ETFs and futures on several exchanges as well as a market-maker in ETFs, futures and options on several exchanges. The Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPE, LSPH and LSPD.

The Company’s Institutional Brokerage segment provides mainly securities execution and brokerage services to institutional investors and professional traders, and currently includes the operations of LFS. LFS also is a market-maker in over-the-counter, bulletin and pink sheet securities serving as a liquidity provider in those securities.

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

	Three Months Ended March 31,
	2009	2008
Market-Making Segment:
Total revenues, net of NYX and interest expense	$781	$59,689
Net loss on NYX	(27,363)	(73,150)
Operating expenses	11,732	38,789
Depreciation and amortization	61	86

Loss before taxes	$(38,375)	$(52,336)

Segment goodwill	$84,218	$84,218
Segment assets	$1,932,314	$3,622,043

Institutional Brokerage Segment:
Total revenues, net of NYX and interest expense	$7,900	$5,450
Net loss on NYX	(2,357)	(6,096)
Operating expenses	7,631	5,840
Depreciation and amortization	3	24

Loss before taxes	$(2,091)	$(6,510)

Segment assets	$42,687	$54,916

Other:
Total revenues, net of interest expense	$(5,912)	$(8,586)
Operating expenses	2,344	2,334
Early extinguishment of debt	—	886
Depreciation and amortization	891	780

Loss before taxes	$(9,147)	$(12,586)

Segment assets	$135,519	$411,260

Total:
Total revenues, net of NYX and interest expense	$2,769	$56,553
Net loss on NYX	(29,720)	(79,246)
Operating expenses	21,707	46,963
Early extinguishment of debt	—	886
Depreciation and amortization	955	890

Loss before taxes	$(49,613)	$(71,432)

Goodwill	$84,218	$84,218
Assets	$2,110,520	$4,088,219

9.	NYSE EURONEXT, INC. RESTRICTED STOCK

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

The Company has accounted for its investment in NYX as corporate equities at fair value pursuant to SFAS No. 157 (ASC 820) at March 31, 2009. At March 31, 2009, the NYSE closing market price for the NYX shares was $17.90 per share as compared to the closing price of NYX shares at December 31, 2008 which was $27.38 per share. This resulted in the Company’s recognition of an unrealized pre-tax loss of $29.7 million for the three months ended March 31, 2009, which is included in net loss on investments in the Company’s condensed consolidated statements of operations.

On March 11, 2009, a quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on March 15, 2009. The aggregate dividend payment with respect to the Company’s 3,135,041 NYX shares was $0.9 million for the three months ended March 31, 2009 and is reported in the Company’s other revenues.

10.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	March 31, 2009	December 31, 2008
FINANCIAL INSTRUMENTS OWNED:
Investment in limited partnerships	$3,768	$4,227
Corporate equities	557,323	1,276,409
Options	559,209	1,148,839
Exchange-traded funds	471,495	641,701
Government and corporate bonds	13,745	104,792

	$1,605,540	$3,175,968

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$451,603	$828,880
Options	436,182	1,074,177
Exchange-traded funds	169,429	932,176
Government and corporate bonds	29,516	20,187

	$1,086,730	$2,855,420

11.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157 (ASC 820), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 (ASC 820) applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. Our adoption of SFAS No. 157 (ASC 820) did not have a material impact on our financial condition or results of operations. Pursuant to SFAS No. 157 (ASC 820), the fair value of a financial instrument is defined as the amount that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date.

FSP No. 157-3 clarifies the application of FASB 157 (ASC 820) in a market that is not active. FSP No. 157-3 (ASC 820) is effective upon issuance.

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

SFAS No. 157 (ASC 820) outlines a fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under SFAS No. 157 (ASC 820) are as follows:

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

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the dates presented (000’s omitted):

March 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$557,103	$220	$—	$557,323
Government and corporate bonds	13,745	—	—	13,745
Options	559,206	3	—	559,209
Exchange-traded funds	469,215	2,280	—	471,495
Investment partnerships	—	3,768	—	3,768

Total financial instruments owned	1,599,269	6,271	—	1,605,540
Government obligations	45,995	—	—	45,995
Cash and securities segregated under federal regulations	1,599	—	—	1,599

Total assets, at fair value	$1,646,863	$6,271	$—	$1,653,134

LIABILITIES:
Government and corporate bonds	$29,516	$—	$—	$29,516
Corporate equities	451,600	3	—	451,603
Options	436,182	—	—	436,182
Exchange-traded funds	169,429	—	—	169,429

Total financial instruments sold, not yet purchased, at fair value	$1,086,727	$3	$—	$1,086,730

December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,275,669	$740	$—	$1,276,409
Government and corporate bonds	102,321	2,471	—	104,792
Options	1,148,839	—	—	1,148,839
Exchange-traded funds	641,542	159	—	641,701
Investment partnerships………………………………….	—	4,227	—	4,227

Total financial instruments owned…………	3,168,371	7,597	—	3,175,968
Government obligations	121,000	—	—	121,000
Cash and securities segregated under federal regulations.….	1,625	—	—	1,625

Total assets, at fair value	$3,290,996	$7,597	$—	$3,298,593

LIABILITIES:
Government and corporate bonds	$19,219	$968	$—	$20,187
Corporate equities	828,870	10	—	828,880
Options	1,074,177	—	—	1,074,177
Exchange-traded funds	932,176	—	—	932,176

Total financial instruments sold, not yet purchased, at fair value	$2,854,442	$978	$—	$2,855,420

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

There have been no material new developments in the Company’s legal proceedings since the March 16, 2009 filing of its 2008 10-K, except as follows:

NYSE Specialists Securities Litigation. On March 30, 2009, the Court certified a class on behalf of all persons and entities who submitted orders (directly or through agents) to purchase or sell NYSE-listed securities between January 1, 1999 and October 15, 2003, which orders were listed on the specialists’ display book and subsequently disadvantaged by defendants, and naming CalPERS and Market Street Securities Inc. as class representations. On April 13, 2009, the defendants filed a petition seeking permission to appeal the Court’s order certifying the class.

Peacock. On April 3, 2009, plaintiff voluntarily dismissed all claims asserted in the complaint with prejudice.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2008 10-K and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2008 10-K and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

13.	SUBSEQUENT EVENTS

Debt Repurchase

On April 3, 2009 the Company purchased an aggregate of $10.0 million principal amount of its outstanding 11% Senior Notes due May 2012 below par. The purchase of the debt will result in an annual interest savings of $1.1 million. The accrued interest payable at the date of purchase was $0.4 million and a gain on repurchase, net of debt issuance costs, of $0.1 was realized. The Company has $189.3 million of its 11% senior notes outstanding after this purchase. Management continues to monitor opportunities to purchase senior notes at or below the call price for the debt.

Stock Repurchase

In April and to date in May 2009, the Company repurchased an aggregate of 2,689,071 million shares of its outstanding common stock at total price of $10.1 million, or an average price of $3.75 per share. Management continues to monitor opportunities to repurchase stock. These purchases were in addition to purchases made in the first quarter of 2009 by the Company of an aggregate of 657,517 shares of its common stock in connection with the previously-announced authorization by its board of directors to purchase up to $40.0 million of the Company’s outstanding common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 10-K”) and our Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

For the first quarter of 2009, our US GAAP net loss was $29.7 million, or $0.51 per share, compared to a net loss of $40.1 million, or $0.65 per share for the same period in 2008. These GAAP earnings were affected by significant unrealized losses of $29.7 million in the first quarter of 2009 and $79.2 million in the first quarter of 2008 in connection with the change in value of our NYX shares. Excluding these losses in each quarter, our pro-forma net loss for the first quarter of 2009 was $11.9 million, or $0.20 per share, compared to pro-forma net income for the first quarter of 2008 of $7.8 million, or $0.13 per share.

Once entirely dependent on our traditional NYSE floor trading business, we have diversified over the past several years and are benefitting as a result. We are putting capable people in key positions in New York, London and Hong Kong and expect, notwithstanding the difficult market, to see opportunity in providing service, information and capital to market participants. Though gross volumes have declined thus far in 2009 in some products, such as equity options, and we expect these declines to continue throughout 2009, we think the demand for risk capital will continue to be strong, particularly as the marketplace adjusts to the disappearance of many large financial institutions as a result of the financial crisis.

In past reports, we have discussed the ongoing migration to electronic markets. Though market structures and the behavior of participants will continue to change, we believe that the move to electronic markets in equities and equity based derivatives is virtually complete. In adapting to this environment, we have gone through many changes. Our head count has declined by two thirds from its peak. Our orientation has become far more technological, and technologists have been given greater responsibility in risk management, capital investment and trading itself. We are continually developing quoting and messaging protocols and plan to expand our automated footprint, and we are now able to quote and make markets on more exchanges worldwide. Despite the changes in market structure in the past several years, we believe all markets should allow humans to interact at the time of sale when necessary.

Our designated market makers on the NYSE, once called “specialists,” depend mostly on proprietarily-developed algorithms in a fast trading environment. In the NYSE’s new market model, which commenced in January 2009, we have developed our designated market maker algorithms to quote more at the national best bid and offer, or “NBBO,” and thereby increased our trading participation rates to approximately 12.5% through February and March 2009. These participation rates increased to approximately 20% by the end of April 2009 and we believe these trends will continue as our algorithm team continues to build on our original platform. Going forward, we think our designated market maker business is going to be more dependent on NYSE volume and our ability to increase volumes by providing liquidity and quoting more often at the NBBO. Our revenue mix in the designated market maker business, therefore, has shifted in the new market model to being more dependent on quoting revenues for providing quotes and liquidity at the NBBO than in the prior market model, when we relied more on principal trading revenues.

We are continuing to seek additional opportunities to build our institutional brokerage business. In 2008, start-up costs and our initial facilitation trading results contributed to losses in this business. However, this business was slightly profitable on a pro-forma basis in the first quarter of 2009, and our sales trading revenues have increased significantly as we have made key hires of sales and position traders and increased market trading in over-the-counter and bulletin board securities. We also plan to provide execution and trading services in the secondary syndicated loan market.

In January 2009, our senior options trading team left the firm. In the first quarter of 2009, therefore, we reduced our market-making activities and positions until we had replaced the team that left with a new team. This has resulted in a loss in our options book for the first quarter of 2009, which was our only market making division to produce negative results in this year’s first quarter. We are committed to growing this business however, and we believe we have the best possible management in place to return to positive results. On April 13, 2009, our new options market-making team joined our Company, and we believe them to be highly capable options traders. Thus, we believe we are making the necessary changes to return our options business to profitability soon.

While we do not know how events will change our markets and our activities, we are certain that we will need to be flexible in our business plan going forward. One benefit from the move to electronic markets is that we have been able to manage our costs much more effectively, which gives us added flexibility in engaging in new business. Also, our balance sheet is liquid and strong and will give us the ability to make better choices as new opportunities present themselves as we seek to achieve positive results.

Regulation G Reconciliation of Non-GAAP Financial Measures

In evaluating the Company’s financial performance, management reviews results from operations, which excludes non-operating charges. Pro-forma loss per share is a non-GAAP (generally accepted accounting principles) performance measure, but the Company believes that it is useful to assist investors in gaining an understanding of the trends and operating results for the Company’s core business. Pro-forma loss per share should be viewed in addition to, and not in lieu of, the Company’s reported results under U.S. GAAP.

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented:

	Three Months Ended March 31,
	2009			2008
	Amounts as reported	(1) (2) Adjustments	Pro forma amounts	Amounts as reported	(1) (2) Adjustments	Pro forma amounts
Revenues, net of interest expense	$(26,951)	$29,720	$2,769	$(22,693)	$79,246	$56,553
Total expenses	22,662	—	22,662	48,739	(886)	47,853

(Loss) income before (benefit) provision for income taxes	(49,613)	29,720	(19,893)	(71,432)	80,132	8,700
(Benefit) provision for income taxes (3)	(19,866)	11,888	(7,978)	(31,195)	32,053	858

Net (loss) income applicable to common stockholders	$(29,747)	$17,832	$(11,915)	$(40,237)	$48,079	$7,842

Basic per share	$(0.51)	$0.31	$(0.20)	$(0.65)	$0.78	$0.13
Diluted per share	$(0.51)	$0.31	$(0.20)	$(0.65)	$0.78	$0.13

(1)	Revenue adjustment reflects loss in each accounting period, based on the change in fair market value of the Company’s restricted and unrestricted NYX shares at the end of each such period versus the beginning of such period.
(2)	Expense adjustment reflects the expense associated with early extinguishment of the Company’s debt in accounting period.
(3)	In the first quarter of 2008, the Company recognized a tax benefit due to the release of a tax reserve for an expired tax year, which resulted in a reduced provision for income taxes.

New Accounting Developments

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 (ASC 820), “Fair Value Measurements” (“SFAS 157”) (ASC 820). SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 (ASC 820) nullifies the guidance in EITF 02-3 (ASC 815 and 932) which precluded the recognition of a trading profit at the inception of a derivative contract, unless the fair value of such derivative is obtained from a quoted market price, or other valuation technique incorporating observable market data. SFAS 157 (ASC 820) also precludes the use of a liquidity or block discount, when measuring instruments traded in an active market at fair value. SFAS 157 (ASC 820) requires that costs related to acquiring financial instruments carried at fair value should not be capitalized, but rather should be expensed as incurred. SFAS 157 (ASC 820) also clarifies that an issuer’s credit standing should be considered when measuring liabilities at fair value. SFAS 157 (ASC 820) is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by us as of January 1, 2008. SFAS 157 (ASC 820) must be applied prospectively, except that the provisions related to block discounts and the guidance in EITF 02-3 (ASC 815 and 932) are to be applied as a one time cumulative effect adjustment to opening retained earnings in the first interim period for the fiscal year in which SFAS 157 (ASC 820) is initially applied. The adoption of SFAS 157 (ASC 820) resulted in no cumulative change to the accumulated deficit. Please refer to Footnote 11 of our Consolidated Financial Statements for additional information and disclosure.

In February 2008, the FASB issued FSP FAS 157-2 (ASC 820) which delays the effective date of Statement 157 (ASC 820) to all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually to fiscal years beginning after November 15, 2008. Such items include a) nonfinancial assets acquired and liabilities assumed in purchase business combinations and b) intangible assets and goodwill. FSP FAS 157-2 (ASC 820) was adopted on January 1, 2009 and resulted in no material change to the accumulated deficit.

In October of 2008, the FASB issued FSP FAS 157-3 (ASC 820) which clarifies the application of SFAS 157 (ASC 820) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate pursuant to FASB 154 (ASC 250). The disclosure provisions of Statement 154 (ASC 250) for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As of March 31, 2009, we do not hold any securities that would be subject to change based on FSP FAS 157-3 (ASC 820).

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

In April 2009, the FASB issued FSP No. FAS 157-4 (ASC 820) which provides additional guidance for estimating fair value in accordance with SFAS 157 (ASC 820) when the volume and level of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP shall be effective for interim and annual reporting periods ending June 15, 2009. The Company does not expect this FSP to have a material impact on its consolidated financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161 (ASC 815), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133” (ASC 815). SFAS 161 (ASC 815) amends and expands the disclosures required by SFAS 133 (ASC 815) so that they provide an enhanced understanding of 1) how and why an entity uses derivative instruments, 2) how derivative instruments and related hedged items are accounted for under SFAS 133 (ASC 815) and its related interpretations, and 3) how derivative instruments affect an entity’s financial position, financial performance, and cash flows. SFAS 161 (ASC 815) is effective for both interim and annual reporting periods beginning after November 15, 2008, with early adoption encouraged. We are not subject to SFAS 133 (ASC 815) at this time. Since this amendment relates solely to disclosures related to SFAS 133 (ASC 815), there is no effect on our financial position.

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

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of SFAS No. 142 (ASC 350) , “Goodwill and Other Intangible Assets.” In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the public market price of our common stock as of the valuation date in estimating the fair value of our specialist reporting unit. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. We also assumed certain discount rates and certain terminal growth rates in our calculations. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the three months ended March 31, 2009, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future goodwill impairment testing will not result in impairment charges in subsequent periods. During the first quarter of 2009 a significant revenue decrease occurred which management of the Company does not believe will be a permanent trend. However, if revenues in future quarters do not reflect the estimates used to determine the BEV then a potential trigger necessitating a goodwill impairment test before December 31, 2009 could occur.

Another of our intangible assets, as defined under SFAS No. 142 (ASC 350), is our trade name. We determine the fair value of our trade name by applying the income approach using the royalty savings methodology. This method assumes that the trade name has value to the extent we are relieved of the obligation to pay royalties for the benefits received from it. Application of this methodology requires estimating an appropriate royalty rate, which is typically expressed as a percentage of revenue. Estimating an appropriate royalty rate includes reviewing evidence from comparable licensing agreements and considering qualitative factors affecting the trade name. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our trade name.

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. During the three months ended March 31, 2009, there were no changes in circumstances that necessitated trade name impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future trade name and stock listing rights impairment testing will not result in impairment charges in subsequent periods. During the first quarter of 2009 a significant revenue decrease occurred which management of the Company does not believe will be a permanent trend. However, if revenues in future quarters do not reflect the estimates used to determine the BEV then a potential trigger necessitating a trade name impairment test before December 31, 2009 could occur.

Financial Instruments

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reported in our consolidated financial statements, at fair value, on a recurring basis. Pursuant to SFAS No. 157 (ASC 820), the fair value of a financial instrument is defined as the amount that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date.

We have adopted Statement of Financial Accounting Standards, or SFAS No. 157 (ASC 820) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 (ASC 820) outlines a fair value hierarchy that is used to determine the value to be reported. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under SFAS No. 157 (ASC 820) are as follows:

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

Non-Marketable Securities

The measurement of non-marketable securities is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies and limited liability company interests and are included in other assets in the condensed consolidated statements of financial condition. Certain investments in non-marketable securities are initially carried at cost, unless there are third-party transactions evidencing a change in value. For certain other investments in non-marketable securities we adjust their carrying value by applying the equity method of accounting pursuant to APB 18 (ASC 325). Under the equity method the investor recognizes its share of the earnings and losses of an investee in the periods for which they are reported by the investee in its financial statements. The assets included in this section represent limited liability companies that are service providers and whose value is affected by nonfinancial components. In addition, if and when available, management considers other relevant factors relating to non-marketable securities in estimating their value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment—such as conversion features—among others.

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

We estimate and provide for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with SFAS No. 5 (ASC 450), “Accounting for Contingencies” and FIN 48 (ASC

740), “Accounting for Uncertainty in Income Taxes”. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

Results of Operations

Market-Making Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2009	2008
Revenues:
Net (loss) gain on principal transactions	$(2,508)	$59,482	(104.2)%
Commissions and other fees	8,298	5,270	57.5
Net loss on investments	(28,644)	(75,165)	(61.9)
Interest income	865	27,912	(96.9)
Other	1,041	(35)	3254.5

Total segment revenues	(20,948)	17,464	(219.9)
Fixed interest on debt	—	118	(100.0)
Inventory financing	5,634	30,807	(81.7)

Revenues, net of interest expense	(26,582)	(13,461)	97.5
Operating expenses	11,793	38,875	(69.7)

(Loss) income before taxes	$(38,375)	$(52,336)	(26.7)%

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

Commissions and other fees revenue generated by our Market-Making segment consists primarily of fees earned by our cash equity DMMs for providing liquidity on the NYSE. The other fees in this line item are related to a specialist (and now DMM) liquidity provision payment (the “LPP”) program. The “new” LPP system effective January 1, 2009 involves a two tier fee structure based on (1) the firms’ proportional share of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer (2) Rebates earned when providing liquidity less fees paid for using liquidity. Rebates of $.30 per 100 shares and $.35 per 100 shares are earned when providing liquidity in round lots of “active” and “less active” securities, respectively. Rebates of $.04 per 100 shares are earned when adding liquidity in odd lots. Fees charged for orders that remove liquidity are equal to $.30 per 100 shares for orders routed away from the NYSE and $.10 per 100 shares for orders not routed away from the NYSE.

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

Three Months Ended March 31, 2009 Compared to March 31, 2008

Net gain on principal transactions for the first quarter of 2009 decreased mainly as the result of losses in our options market-making business. This segment experienced a period of transition during the first quarter of 2009 which was due to turnover in senior management in our options market-making business, and our decision to reduce those positions and refrain from taking on substantial additional ones until we had replaced them with a new team, the implementation of the NYSE’s new market model and poor market conditions. The reductions in inventory positions and reduced trading in the first quarter of 2009 also reduced our balance sheet by approximately $1.6 billion. Our cash equities DMM business generated positive cash flows in the first quarter of 2009.

Commission and other fees revenue during the first quarter of 2009 increased by $3.0 compared to the first quarter of 2008 as the result increased trading volumes on the NYSE and increased rebates from the new LPP system.

Net loss decreased on investments is mainly the result of the unrealized loss on our NYX shares of $27.4 million which represents the decline in the fair value of the NYX shares since December 31, 2008. Comparatively, for the first quarter of 2008 the unrealized loss from the decrease in the fair value of the NYX shares, net of a valuation allowance for the transfer restrictions, was $73.1 million.

Interest income decreased due to transitions at the option business resulting in less trading, negative rebates on certain stock borrow activity, reduced cash balance due to $215 million in dividend distributions made to the Holding Company and lower interest rates on excess cash investing during the first quarter of 2009 as compared to the first quarter of 2008.

Interest expense decreased as a result of decreased inventory financing costs relating to our inventory positions.

Institutional Brokerage Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2009	2008
Revenues:
Net gain on principal transactions	$457	$562	(18.7)%
Commissions and other fees	7,889	4,739	66.4
Net loss on investments	(2,890)	(6,096)	(52.6)
Interest income	—	60	(100.0)
Other	89	95	(5.3)

Total segment revenues	5,545	(640)	(966.4)
Inventory financing	2	6	(60.0)

Revenues, net of interest expense	5,543	(646)	(959.4)

Operating expenses	7,634	5,864	30.2

Loss before taxes	$(2,091)	$(6,510)	(67.9)%

Our Institutional Brokerage segment’s commission revenue includes commissions generated by our sales trading desk in each period. Commission revenue for 2008 includes direct-access floor brokerage activities.

Net loss on investments reflects the aggregated losses generated from our investments in restricted and unrestricted NYX shares as well as proprietary trading losses. Proprietary trading began in March 2008.

Three Months Ended March 31, 2009 Compared to March 31, 2008

Commission revenues increased primarily as a result of an increase in the institutional trading desk customer base and additional personnel at the institutional trading desk.

Net loss on investments is primarily related to a decrease in the share price of NYX stock.

Operating expenses increased mainly due to a $1.8 million increase in compensation related to additional personnel at the institutional trading desk.

Other Segment Operating Results

(000’s omitted)	For the Three Months Ended March 31,		Percentage Change
	2009	2008
Interest	$(2)	$1,954	(100.1)%
Net loss on investments	(232)	(28)	728.6
Other	(14)	233	(106.0)

Total segment revenues	(248)	2,159	(111.5)
Fixed interest on debt	5,664	10,745	(47.3)

Revenues, net of interest expense	(5,912)	(8,586)	(31.2)

Early extinguishment of debt	—	886	(100.0)
Operating expenses	3,235	3,114	4.0

Loss before taxes	$(9,147)	$(12,586)	(27.3)%

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

Three Months Ended March 31, 2009 Compared to March 31, 2008

Interest revenues decreased primarily as a result of substantial decline of the yield on our short term investments and as a result of cash balances decreasing due to the repurchase of our debt and stock.

Net loss on investments is the result of a decline in the market value of our non-marketable investments.

Other revenues decreased primarily as a result of the partial sale in 2008 of one of our non-marketable investments under an agreement entered into by the investment with a new investor.

Interest expense decreased primarily due to the redemption and repurchase of our outstanding debt.

Our Operating Expenses

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2009	2008
Expenses:
Employee compensation and related benefits	$8,068	$28,530	(71.7)%
Exchange, clearing and brokerage fees	5,487	10,658	(48.5)
Lease of exchange memberships and trading license fees	404	427	(5.4)
Depreciation and amortization	955	890	7.3
Extinguishment of debt	—	886	(100.0)
Other operating expenses	7,748	7,348	5.4

Total expenses before taxes	22,662	48,739	(53.5)

(Benefit) provision for income taxes	$(19,866)	$(31,195)	(36.3)%

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

Three Months Ended March 31, 2009 Compared to March 31, 2008

Employee compensation and related benefits decreased as a result of our incentive and bonus compensation being lower than the prior year based on decreased trading results.

Exchange, clearing and brokerage fees decreased primarily as a result of reductions in inventory positions and reduced trading in the first quarter of 2009.

Lease of exchange memberships and trading license fees decreased due to the reduced headcount in our cash equity specialist operations, which resulted in a decrease of the number of our NYSE trading licenses, and a decrease in the monthly fee per license.

Depreciation and amortization of intangibles increased as a result of the purchase of additional capitalizable assets.

Our income tax benefit in the first quarters of 2009 and 2008 mainly reflects the benefit from the NYX share value reduction.

Liquidity and Capital Resources

As of March 31, 2009, we had $2,110.5 million in assets, of which $268.7 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within thirty days and cash and securities segregated under federal regulations. This is a significant change in our consolidated balance sheet due to reduced options market-making activities and positions following the departure of our options market-making team. Since our new options market making team joined us in April 2009, we expect our options market-making positions (and therefore our consolidated balance sheet) to increase significantly toward historical levels in connection with their trading activities.

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

As of March 31, 2009, our remaining long-term indebtedness was the $199.3 million aggregate principal amount of our outstanding 11% Senior Notes that mature in May 2012. In the fourth quarter of 2008 we purchased an aggregate of $10.6 million principal amount of our outstanding 11% Senior Notes due May 2012 below par. Although we did not repurchase any of these Senior Notes in the first quarter of 2009, we repurchased an additional $10.0 million aggregate principal amount of such Senior Notes in April 2009. Thus, $189.3 million of these notes remain outstanding as of the date of this report.

At March 31, 2009, our net cash capital position was $116.5 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, balance sheet composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $180.5 million.

	($ millions)
	3/31/2009	3/31/2008
Cash Capital Available:
Stockholders’ equity	$405.6	$489.1
Subordinated debt	—	4.7
Short term debt < 1 year	—	169.1
Long term debt > 1 year	199.3	209.9
Other holding company liabilities	30.5	46.1

Total cash capital available	$635.4	$918.9

Cash Capital Required:
Regulatory capital (1)	$74.3	$40.2
Working capital	160.9	165.9
NYX unrestricted shares	56.1	128.7
Illiquid assets/long-term investments	163.3	208.1
Subsidiary intercompany (2)	64.3	13.5

Total Cash Capital Required	$518.9	$556.4

Net Cash Capital (3)	$116.5	$362.5

(1)    In February 2008, our regulatory capital was reduced by approximately $200.0 million in connection with the NYSE’s 75% reduction of the NLA specialist capital requirement. This amount was paid as a dividend to our holding company.

(2)    Intercompany transfers are demand notes and are not considered regulatory capital of subsidiaries.

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

During the first quarter, the holding company increased intercompany loans to the market making segment in order to reduce our inventory financing costs which represents the majority of the decrease in available cash at the holding company at March 31, 2009.

Management of the Company has always viewed its core assets to be its trading equity in brokerage accounts, which consist of net financial instruments and broker/dealer receivables/payables, and cash available at the holding company and subsidiaries. Effectively, these are the liquid assets used primarily to provide liquidity in the market making and institutional brokerage businesses as well as grow the company.

	($ millions)
	3/31/2009	3/31/2008
Market Making	$277,110	$226,825
Institutional Brokerage	28,843	31,590

Net Trading Equity	305,953	258,415
Holding company cash	116,541	362,530
NYX position	56,117	187,655

Net liquid assets	$478,611	$808,600

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of March 31, 2009, we have identified the following alternative funding measures to support future debt maturity requirements:

1.	Collect intercompany loan balances;

2.	Reduction of excess capital at LaBranche & Co. LLC to only required NLA (i.e., declare and pay a dividend to the holding company of excess NLA);

3.	Our NYX shares, as previously discussed, can be either sold or held as qualifying regulatory capital;

4.	Liquidation of available net invested capital at certain subsidiaries.

Alternative Funding Measures
($ millions)

Intercompany advance	59.2
Excess regulatory capital at subsidiaries (1)	32.1
NYX shares (2) (3)	10.4
Net cash capital	$116.5

Total cash available from alternative funding measures	$218.2

(1)    Subject to regulatory approval prior to distribution to the holding company.

(2)    Computed on an after-tax basis and after a $28.5 million reduction for NYX shares used as regulatory capital.

(3)    Based on NYX price of $17.90 per share on March 31, 2009.

Following our repurchases of senior and subordinated debt, we maintain our ability to repurchase in whole or in part the remaining senior notes at any time up to the maturity date, in May 2012, without impacting the current operations at any of its trading subsidiaries. Our Notes are currently trading below par in the open market.

Strong relationships with a diverse base of creditors and debt investors are critical to our liquidity. We also maintain available sources of short-term funding that exceed actual utilization, thus allowing us to accommodate changes in investor appetite and credit capacity for our debt obligations.

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis. In 2004, we strategically refinanced our outstanding indebtedness and created two new series of senior notes maturing in 2009 and 2012, of which only the 2012 notes remain, which represented a significant portion of our outstanding debt.

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock, and this ratio is calculated as of the end of the most recently completed fixed quarter on a trailing four quarter basis. As of March 31, 2009, our consolidated fixed charge coverage ratio, as defined, was 3.5:1. This ratio was impacted by the repurchase of the senior notes during 2008, because the indenture allows us to deem any indebtedness purchased in the trailing four quarter period as not outstanding throughout the period, thus giving “pro-forma” effect to the consolidated interest expense versus fixed debt.

While our fixed charge ratio is above 2.00:1, the indenture governing our outstanding senior notes enable us to make cumulative “restricted payments” in an amount that is not greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million. If our cumulative “restricted payments” since May 18, 2004 at any time exceeds this restricted payment calculation, we will not be able to make any additional restricted payments. However, this calculation is recomputed each quarterly calendar period as allowed under the covenants in the indenture. As of March 31, 2009, 50% of our cumulative consolidated net income since July 1, 2004 was $42.1 million, and we had received approximately $1.4 million upon the exercise of options since July 1, 2004. When these amounts are added to the $15 million allowance, as of March 31, 2009, we were entitled to make restricted payments of $58.5 million. Through March 31, 2009 our cumulative restricted payments made were stock repurchases of $19.1 million. Thus we have $39.4 million available at March 31, 2009 for additional restricted payments over the next quarter. We cannot be sure if, when or to what extent this covenant will prevent or limit us from making restricted payments in the future.

In April of 2008, our Board of Directors authorized a $40.0 million share repurchase plan. The restricted payment allowance would allow us to repurchase the full amount of shares under the plan. To date, since the Board if Directors authorized these repurchases, we have repurchased an aggregate 4.5 million of our shares under this plan for approximately $19.1 million, or an average price of $4.27 per share. We have funded, and will continue to fund, our share repurchases through a combination of cash from operations and excess cash at our holding company, dependent upon market conditions. As discussed above, the indenture governing our outstanding senior notes permits us to redeem some or all of the senior notes due 2012 on or after May 15, 2009 at varying redemption prices, depending on the date of redemption. In addition, under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase outstanding senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Any time we repurchase our outstanding senior notes, our fixed-term interest payments are correspondingly reduced. During 2008 we repurchased an aggregate of $199.8 million aggregate principal amount of our outstanding 9 1/ 2% Senior Notes due 2009 and an aggregate of $60.6 million aggregate principal amount of our outstanding 11% Senior Notes due 2012. These purchases of our outstanding senior notes resulted in annual interest savings of approximately $25.7 million. On April 3, 2009, we purchased an aggregate of $10.0 million principal amount of its outstanding 11% Senior Notes due May 2012 below par. The purchase of the debt will result in an annual interest savings of $1.1 million. Our remaining outstanding debt, in the amount of $189.8 million, has available maturities and calls over the four-year period 2009 through 2012 to allow us maximum flexibility in satisfying the debt servicing payments and/or sufficient time to refinance the long-term debt, if necessary. The debt is redeemable at redemption prices of 102.75% on or after May 15, 2009 and 100.0% on or after May 15, 2010.

Our “Other liabilities” of $13.5 million reflected on the accompanying 2009 consolidated statement of financial condition are principally comprised of uncertain tax positions pursuant to FIN 48. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of March 31, 2009, LaBranche & Co. LLC’s net capital, as defined, was $90.6 million, which exceeded the minimum requirements by $89.6 million.

The NYSE generally requires its market-maker firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA, their position requirement. As of March 31, 2009, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $69.0 million, and its actual NLA, as defined, was $83.8 million. As of December 31, 2008, LaBranche & Co. LLC’s minimum required dollar amount of NLA, as defined, was $73.7 million and its actual NLA, as defined, was $112.7 million. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates.

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

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of March 31, 2009 and December 31, 2008, LFS’ net capital, as defined, was $28.6 million and $29.8 million, respectively, which exceeded minimum requirements by $27.6 million and $28.8 million, respectively.

LFS is also subject to SEC Rule 15c3-3 because it maintains a soft dollar program that may result in credit balances to such clients. As of April 2, 2009, to comply with its March 31, 2009 requirement, cash and U.S. Treasury Bills in the amount of $1.8 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.6 million. As of January 5, 2009, to comply with its December 31, 2008 requirement, cash and U.S. Treasury Bills in the amount of $1.9 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.5 million.

As a registered broker-dealer and NYSE/Amex member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2009 and December 31, 2008, LSP’s net capital, as defined, was $118.1 million and $135.7 million, respectively, which exceeded minimum requirements by $113.8 million and $130.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .54 to 1 and .54 to 1, respectively.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of March 31, 2009 and December 31, 2008, LSPD’s net capital, as defined, was $2.6 million and $2.7 million, respectively, which exceeded its minimum requirement by $2.6 million and $2.7 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on those dates was .02 to 1 and .02 to 1, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, our capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of March 31, 2009 Tier 1 capital, as defined, was $24.9 million which exceeded the total variable capital requirement by $8.7 million. At December 31, 2008 Tier 1 capital, as defined, was $25.5 million which resulted in a deficit of $19.0 million. In addition, we had injected an additional $9.9 million of share capital in January 2008 further enhancing regulatory capital.

As a licensed corporation registered under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at March 31, 2009 and December 31, 2008) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at March 31, 2009 and December 31, 2008) and the variable required liquid capital as defined in the FRR. We monitor our compliance with the requirements of the FRR on a daily basis. As of March 31, 2009, LSPH’s liquid capital, as defined was $0.7 million, which exceeded its minimum requirements by $0.3 million. As of December 31, 2008, LSPH’s had negative liquid capital, as defined of $0.1 which was in deficit of its minimum requirements by $0.5. In early January 2009 LSPH received $1 million of share capital from its parent giving it regulatory capital in excess of its minimum requirement as of such date.

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

Cash Flows

Our cash and cash equivalents decreased $37.3 million to $266.9 million at the end of the first quarter of 2009. The decrease was primarily due to a pre-tax operating loss of $21.9 million, a $3.7 million increase in working capital, $2.7 million for the purchase of treasury stock, $0.5 million for capital asset additions and $8.2 million for tax payments.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing.

In September 2007, Moody’s Investor Services changed its credit rating of our outstanding senior notes from B1 to B2, which is the Company’s rating at March 31, 2009, but continued a stable outlook due to our high quality balance sheet and improved liquidity.

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

Contractual Obligations

During the first three months of 2009, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2008, as described in our 2008 Form 10-K.

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

Our Options, Futures and ETFs Market-Making Risk Management Process

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

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our specialist and market-making portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2008	$(11,382)	$(370)	$0	$2,290	$7,070
March 31, 2009	$4,152	$1,114	$0	$1,157	$3,724

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

(000’s omitted)	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2008	$(2,420)	$(807)	$807	$2,420
March 31, 2009	$1,032	$344	$(344)	$(1,032)

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

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of March 31, 2009, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business.

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

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2008	$(766)	$(255)	$0	$255	$766
March 31, 2009	$(204)	$(68)	$0	$68	$204

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings since the March 16, 2009 filing of the 2008 Form 10-K, except as follows:

NYSE Specialists Securities Litigation. On March 30, 2009, the Court certified a class on behalf of all persons and entities who submitted orders (directly or through agents) to purchase or sell NYSE-listed securities between January 1, 1999 and October 15, 2003, which orders were listed on the specialists’ display book and subsequently disadvantaged by defendants, and naming CalPERS and Market Street Securities Inc. as class representations. On April 13, 2009, the defendants filed a petition seeking permission to appeal the Court’s order certifying the class.

Peacock. On April 3, 2009, plaintiff voluntarily dismissed all claims asserted in the complaint with prejudice.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2008 Form 10-K and above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2008 Form 10-K and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2008 Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes in the Risk Factors disclosed in our 2008 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 17, 2008, our Board of Directors authorized the repurchase of up to $40.0 million in shares of our common stock. In the first quarter of 2009, we repurchased an aggregate of 657,517 shares at a cost of approximately $2.7 million, as set forth by month in the table below.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 – March 31, 2009	657,517	$4.17	657,517	(2)

Total	657,517	$4.17	657,517	(2)

(1)	Average Price Paid per Share excludes transaction costs.
(2)	Since board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2009	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009.