Form 10-Q
period 2009-06-30
LABRANCHE & CO INC
filed 2009-08-10
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of August 7, 2009 was 53,624,824.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES:
Net gain on principal transactions	$13,074	$44,917	$11,022	$105,097
Commissions and other fees	20,866	9,950	37,052	19,959
Net gain (loss) on investments	28,804	(36,344)	(2,961)	(117,769)
Interest income	1,047	17,469	1,910	47,394
Other	888	1,110	2,004	1,403

Total revenues	64,679	37,102	49,027	56,084

Interest expense:
Debt	5,393	8,504	11,057	19,367
Inventory financing	5,455	20,808	11,090	51,620

Total interest expense	10,848	29,312	22,147	70,987

Total revenues, net of interest expense	53,831	7,790	26,880	(14,903)

EXPENSES:
Employee compensation and related benefits	13,658	19,594	21,727	48,124
Exchange, clearing and brokerage fees	12,145	9,743	17,632	20,401
Lease of exchange memberships and trading license fees	406	416	810	843
Depreciation and amortization	992	907	1,947	1,797
Early extinguishment of debt	(1,038)	5,119	(1,038)	6,005
Other	7,239	6,923	14,979	14,271

Total expenses	33,402	42,702	56,057	91,441

Income (loss) before expense (benefit) for income taxes	20,429	(34,912)	(29,177)	(106,344)
Expense (benefit) for income taxes	7,116	(13,571)	(12,750)	(44,766)

Income (loss) applicable to common stockholders	$13,313	$(21,341)	$(16,427)	$(61,578)

Weighted-average common shares outstanding:
Basic	55,394	61,993	56,883	61,924
Diluted	55,536	61,993	56,883	61,924
Income (loss) per common share:
Basic	$0.24	$(0.34)	$(0.29)	$(0.99)
Diluted	$0.24	$(0.34)	$(0.29)	$(0.99)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

(unaudited)

	As of
	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$194,983	$304,179
Cash and securities segregated under federal regulations	1,827	1,876
Receivable from brokers, dealers and clearing organizations	52,969	91,354
Receivable from customers	2,319	—

Financial instruments owned, at fair value	2,634,354	3,175,968
Exchange memberships owned, at adjusted cost (fair value of $4,356 and $3,910, respectively)	1,202	1,202
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $13,152 and $14,362, respectively	15,639	16,522
Intangible assets, net of accumulated amortization:
Trade name	25,011	25,011
Goodwill	84,218	84,218
Deferred tax assets	108	—

Income tax receivable	7,330	—

Other assets	19,329	31,285

Total assets	$3,039,289	$3,731,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$436,985	$105,037
Payable to customers	2,345	36
Financial instruments sold, but not yet purchased, at fair value	1,965,653	2,855,420
Accrued compensation	4,786	75,747
Accounts payable and other accrued expenses	19,806	29,179
Other liabilities	12,578	12,840
Income tax payable	—	5,834

Deferred tax liabilities	—	5,349

Long-term debt	189,323	199,323

Total liabilities	2,631,476	3,288,765

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 62,397,795 shares issued, 53,667,324 shares outstanding at June 30, 2009 and 62,011,881 shares issued, 58,196,574 shares outstanding at December 31, 2008	624	620
Treasury stock, at cost, 8,730,471 and 3,815,307 shares	(35,531)	(16,369)
Additional paid-in capital	699,047	702,475
Accumulated deficit	(253,198)	(236,771)
Accumulated other comprehensive loss	(3,129)	(7,105)

Total stockholders’ equity	407,813	442,850

Total liabilities and stockholders’ equity	$3,039,289	$3,731,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(000’s omitted)

(unaudited)

	Common Stock Outstanding
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCES, December 31, 2007	61,491	$615	$—	$699,099	$(170,808)	$(989)	$527,917

Net loss	—	—	—	—	(65,963)	—	(65,963)

Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(6,116)	(6,116)

Comprehensive loss							(72,079)

Purchase of treasury stock	(3,815)	—	(16,369)	—	—	—	(16,369)
Issuance of restricted stock, shares for option exercises and related compensation	521	5	—	3,376	—	—	3,381

BALANCES, December 31, 2008	58,197	$620	$(16,369)	$702,475	$(236,771)	$(7,105)	$442,850

Net loss	—	—	—	—	(16,427)	—	(16,427)

Other comprehensive income:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	3,976	3,976

Comprehensive loss							(12,451)

Purchase of treasury stock	(4,915)	—	(19,162)	—	—	—	(19,162)
Issuance of restricted stock, shares for option exercises and related compensation	385	4	—	(3,428)	—	—	(3,424)

BALANCES, June 30, 2009	53,667	$624	$(35,531)	$699,047	$(253,198)	$(3,129)	$407,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,427)	$(61,578)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,955	1,797
Amortization of debt issuance costs and bond discount	363	814
Early extinguishment of debt	(1,038)	6,005
Share-based compensation expense	(2,970)	2,109
Deferred tax benefit	(5,528)	(44,892)
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	49	382
Receivable from brokers, dealers and clearing organizations	38,391	(13,250)
Receivable from customers	(2,319)	—
Financial instruments owned, at fair value	563,740	586,018
Commissions and other fees receivable	—	23
Income tax receivable	(5,972)	8,590
Other assets	11,733	2,767
Payable to brokers, dealers and clearing organizations	320,715	76,398
Payable to customers	2,309	(57)
Financial instruments sold, but not yet purchased, at fair value	(895,744)	(533,910)
Accrued compensation	(71,108)	9,115
Accounts payable and other accrued expenses	(9,380)	(7,516)
Income tax payable	(9,602)	—
Other liabilities	(262)	(306)

Net cash (used in) provided by operating activities	(81,095)	32,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(1,061)	(966)

Net cash used in investing activities	(1,061)	(966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(19,162)	—
Principal payments of short-term debt	—	(5,700)
Early extinguishment of long-term debt	(10,000)	(249,923)
Discount (premium) on early extinguishment of debt	900	(3,739)

Net cash used in financing activities	(28,262)	(259,362)

Effect of exchange rate changes on cash and cash equivalents	1,222	42
Decrease in cash and cash equivalents	(109,196)	(227,777)
CASH AND CASH EQUIVALENTS, beginning of period	304,179	504,654

CASH AND CASH EQUIVALENTS, end of period	$194,983	$276,877

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$21,564	$72,701
Income taxes	$8,518	$1,112

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

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a Designated Market Maker (“DMM”) in equity securities and rights listed on the New York Stock Exchange (“NYSE”). LFS is a registered broker-dealer and a member of the NYSE and other exchanges and primarily provides securities execution and brokerage services to institutional investors and professional traders, and is a market maker in over-the-counter, bulletin board and pink sheet securities. LSP is a registered broker-dealer that operates as a specialist in options, futures and Exchange-Traded Funds (“ETFs”) on several exchanges, and as a market-maker in options, ETFs and futures on several exchanges. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that is primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations. LSPS has been inactive since October 31, 2007.

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

Foreign Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the condensed consolidated statements of financial condition, and revenues and expenses are translated at average rates of exchange for the respective period. Gains or losses on translation of the financial statements of a non-U.S. operation, when the functional currency is other than the U.S. dollar, are included, net of taxes, in the condensed consolidated statements of changes in stockholders’ equity and comprehensive income (loss). Foreign currency gains or losses on the revaluation of transactions in nonfunctional currencies are included in the condensed consolidated statements of operations.

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

In October 2008, the FASB issued FSP FAS 157-3 (ASC 820) which clarifies the application of SFAS 157 (ASC 820) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate pursuant to FASB 154 (ASC 250). The disclosure provisions of Statement 154 (ASC 250) for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As of June 30, 2009, we do not hold any securities that would be subject to change based on FSP FAS 157-3 (ASC 820).

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

In April 2009, the FASB issued FSP No. FAS 157-4 (ASC 820) which provides additional guidance for estimating fair value in accordance with SFAS 157 (ASC 820) when the volume and level of activity for an asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP was effective for interim and annual reporting periods ending after June 15, 2009. FSP 157-4 (ASC 820) was adopted in the second quarter of 2009. The adoption of this FSP did not have a material impact on the consolidated financial statements.

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

The Hierarchy of Generally Accepted Accounting Principles

In June 2009, the FASB issued SFAS No. 168 (ASC 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”), a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The Statement establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with U.S. GAAP. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165 (ASC 855), “Subsequent Events” (“SFAS 165”). This Statement codifies the guidance regarding the disclosure of events occurring subsequent to the statement of financial condition date. SFAS 165 (ASC 855) does not change the definition of a subsequent event. This Statement also requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. SFAS 165 (ASC 855) is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 (ASC 855) was adopted in the second quarter of 2009. The adoption of this standard did not effect the Company’s financial condition, results of operations or cash flows.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 860)” (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (ASC 810)” (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements

3.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of June 30, 2009 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (the “2008 10-K”). Results for the six months ended June 30, 2009 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

4.	INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109 (Accounting Standards Codification (“ASC”) 740), “Accounting for Income Taxes” and FASB Interpretation No. 48 (ASC 740), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) (ASC 740). SFAS No. 109 (ASC 740) requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, stock-based compensation, amortization periods of certain intangible assets and differences between the financial statement and tax bases of assets acquired.

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current federal, state, and local taxes (benefit)	$1,741	$1,180	$(6,235)	$126
Deferred tax expense (benefit)	5,375	(14,751)	(6,515)	(44,892)

Total (benefit) provision for income taxes	$7,116	$(13,571)	$(12,750)	$(44,766)

Included in the current federal, state and local taxes are foreign taxes of $1.5 million and $2.5 million for the three months and six months ended June 30, 2009, respectively, and $0.1 million and $1.7 million for the three months and six months ended June 30, 2008, respectively. The foreign taxes represent taxes payable to the United Kingdom for LSPE the Company’s single member private equity company in the UK that is a controlled foreign corporation as of January 1, 2008.

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a DMM and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of June 30, 2009 and December 31, 2008, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $96.4 million and $119.4 million, respectively, which exceeded the minimum requirements by $95.4 million and $118.6 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.17 to 1 and 0.10 to 1, respectively.

The NYSE generally requires its DMM firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of June 30, 2009 LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $74.9 million and its actual NLA, as defined, was $90.1 million. As of December 31, 2008, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined was $73.7 million, and LaBranche & Co. LLC’s actual NLA, as defined was $112.7 million. As of June 30, 2009 and December 31,

2008, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of each of those dates. LaBranche & Co. LLC’s NLA as of June 30, 2009 and December 31, 2008 included approximately $57.1 million and $58.5 million, respectively, in NYX shares (after the risk-based haircuts required to be taken in connection with those securities).

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $0.25 million for each one tenth of one percent (0.1%) of the aggregate NYSE transaction dollar volume in a cash equities DMM organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. Prior to February 8, 2008 the first component was equal to $1.0 million for each one tenth of one percent (0.1%). The second component is calculated either by multiplying the average haircuts on a DMM organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other DMM’s trading as a respective percentage of overall NYSE transaction dollar volume. In February 2008, pursuant to the SEC approved reduction in the NLA requirement LaBranche & Co. LLC’s NLA requirement was reduced by approximately $205.0 million. The majority of the amended NLA requirement is met by the shares of NYSE Euronext, Inc. common stock (the “NYX shares”) held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to make a dividend distribution of $200.0 million to LaBranche & Co Inc. in the first quarter of 2008. During the first and second quarters of 2009 LaBranche & Co. LLC distributed $15 million each quarter to its parent. LaBranche & Co. LLC has approximately $33.0 million in cash and other liquid assets over and above the NYX shares used to meet its continuing NLA requirements. This $33.0 million includes a cushion over and above the required NLA to account for potential fluctuations in LaBranche & Co. LLC’s NLA requirement, as well as fluctuations in the fair value of its NYX shares, as described above.

As a registered broker-dealer and member firm of the NYSE and FINRA, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of June 30, 2009 and December 31, 2008, LFS’ net capital, as defined, was $28.6 million and $29.8 million, respectively, which exceeded minimum requirements by $27.6 million and $28.8 million, respectively. In February 2008, the Company contributed an additional $20.0 million in capital to LFS in order to enable LFS to conduct increased trading activities in connection with its institutional execution business. A portion of the net capital at LFS is met with the value of the NYX shares held by that broker/dealer.

As a registered broker-dealer and FINRA member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the FINRA. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2009 and December 31, 2008, LSP’s net capital, as defined, was $75.7 million and $135.7 million, respectively, which exceeded minimum requirements by $71.0 million and $130.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.93 to 1 and 0.54 to 1, respectively.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2009 and December 31, 2008, LSPD’s net capital, as defined, was $2.6 million and $2.7 million, respectively, which exceeded its minimum requirements by $2.6 million and $2.7 million, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of June 30, 2009, Tier 1 capital, as defined, was $45.7 million which exceeded the total variable capital requirement by $9.6 million. At December 31, 2008, Tier 1 capital, as defined, was $25.5 million which exceeded the total variable capital requirement by $19.0 million.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at June 30, 2009 and December 31, 2008) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at June 30, 2009 and December 31, 2008) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of June 30, 2009, LSPH’s liquid capital, as defined was $0.5 million, which exceeded its minimum requirements by $0.1 million. As of December 31, 2008, LSPH had negative liquid capital, as defined of $0.1 which was in deficit of its minimum requirements by $0.5. In early January 2009, LSPH received $1 million of share capital from its parent to increase the company’s regulatory capital above the minimum requirement.

6.	INCOME (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share are set forth below (000’s omitted, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted income (loss) per common share – net income (loss)	$13,313	$(21,341)	$(16,427)	$(61,578)
Denominator for basic income (loss) per share – weighted-average number of common shares outstanding	55,394	61,993	56,883	61,924

Dilutive shares:
Stock options	—	—	—	—
Restricted stock units	142	—	—	—

Denominator for diluted income (loss) per common share – weighted-average number of common shares outstanding	55,536	61,993	56,883	61,924

Basic income (loss) per common share	$0.24	$(0.34)	$(0.29)	$(0.99)

Diluted income (loss) per common share	$0.24	$(0.34)	$(0.29)	$(0.99)

Options to purchase an aggregate of 945,000 and 1,090,000 shares of common stock were outstanding at June 30, 2009 and 2008, respectively, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the six months ended June 30, 2009 and the three and six months ended June 30, 2008 206,151, 318,755 and 237,379 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive as the Company had net losses.

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

The following disclosures are also being provided pursuant to the requirements of SFAS No. 123(R) (ASC 505 and 718):

The Company sponsors one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units (“RSUs”), unrestricted shares and stock appreciation rights. The fair value of the restricted stock awards is determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date is determined to be the date the compensation committee of the Board of Directors approves the grant, except in circumstances where the approval by the compensation committee is contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date is the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Plan recognized during the three and six months ended June 30, 2009 was approximately $0.9 million and $1.9 million compared to approximately $1.0 million and $1.8 million for the same periods in 2008. During the first quarter of 2009, the Company re-evaluated the forfeiture rate used to calculate share based payments due to the departure of personnel who had been granted restricted stock units that had not vested prior to their departure. The change in the forfeiture rate resulted in a benefit net of taxes of $2.9 million for the six months ended June 30, 2009. The tax benefit realized in the Condensed Consolidated Statements of Operations for

the Plan was approximately $0.4 million and $0.8 million for three and six months ended June 30, 2009, respectively, excluding the amount recorded for the change in the forfeiture rate, compared to $0.4 million and $0.7 million for the same periods in 2008, respectively.

Unrecognized compensation cost related to the Company’s non-vested stock options and restricted stock unit awards totaled $2.4 million, at market value, at June 30, 2009 and $3.9 million at December 31, 2008. The cost of these non-vested awards is generally expected to be recognized over a period of approximately three years.

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

The total number of shares of the Company’s common stock that may be issued under the Plan through fiscal year 2009 may not exceed 7,687,500 shares. As of June 30, 2009 and December 31, 2008, 3,526,096 shares and 3,394,199 shares, respectively, were available for grant under the Plan.

Restricted Stock Units

All of the RSUs outstanding as of June 30, 2009 and 2008 require future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs are granted under the Company’s Equity Incentive Plan and vest over varying numbers of years. An employee who receives RSUs does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of an RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2008	1,222,655	$7.37
Granted	—	—
Vested	(276,493)	9.78
Forfeited	(624,166)	6.39

RSUs Outstanding as of March 31, 2009	321,996	$7.19

Granted	490,185	3.88
Vested	(62,337)	4.93
Forfeited	—	—

RSUs Outstanding as of June 30, 2009	749,844	$5.22

Under SFAS No. 123(R) (ASC 505 and 718), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying SFAS No. 123(R) (ASC 505 and 718) as of June 30, 2009, for purposes of determining share-based award expense, RSUs with respect to 1,295,759 shares of the Company’s common stock were expected to vest based on shares issued of 1,977,685, with a weighted average price of $5.99 per share.

Stock Options

As of June 30, 2009, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statements of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2008	990,000	$22.35
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(45,000)	35.00

Options Outstanding as of March 31, 2009	945,000	$21.75

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—

Options Outstanding as of June 30, 2009	945,000	$21.75

Options Exercisable as of:
March 31, 2009	945,000	$21.75
June 30, 2009	945,000	$21.75

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$11.00 – $20.99	600,000	0.14	$14.00	600,000	$14.00
$31.00 – $40.99	345,000	2.51	$35.22	345,000	$35.22

	945,000			945,000

No options were exercised during the three and six months ended June 30, 2009. The options are due to expire beginning August 19, 2009 through January 7, 2012.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with SFAS No. 131 (ASC 280), “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Market-Making segment operates as a DMM in cash equities and rights listed on the NYSE, as a specialist or market-maker in equities, options, ETFs and futures on several exchanges. The Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPE, LSPH and LSPD.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Market-Making Segment:
Total revenues, net of NYX and interest expense	$22,805	$44,138	$23,585	$103,827
Net gain (loss) on NYX	26,988	(30,652)	(375)	(103,802)
Operating expenses	22,275	28,761	34,006	67,551
Depreciation and amortization	61	85	122	171

Income (loss) before taxes	$27,457	$(15,360)	$(10,918)	$(67,697)

Segment goodwill	$84,218	$84,218	$84,218	$84,218
Segment assets	$2,890,057	$4,203,195	$2,890,057	$4,203,195

Institutional Brokerage Segment:
Total revenues, net of NYX and interest expense	$7,116	$4,262	$15,016	$9,713
Net gain (loss) on NYX	2,325	(2,554)	(32)	(8,650)
Operating expenses	10,255	6,354	17,887	12,195
Depreciation and amortization	3	13	5	37

Loss before taxes	$(817)	$(4,659)	$(2,908)	$(11,169)

Segment assets	$45,539	$51,824	$45,539	$51,824

Other:
Total revenues, net of interest expense	$(5,403)	$(7,404)	$(11,314)	$(15,991)
Operating expenses	918	1,561	3,255	3,893
Early extinguishment of debt	(1,038)	5,119	(1,038)	6,005
Depreciation and amortization	928	809	1,820	1,589

Loss before taxes	$(6,211)	$(14,893)	$(15,351)	$(27,478)

Segment assets	$103,693	$227,837	$103,693	$227,837

Total:
Total revenues, net of NYX and interest expense	$24,518	40,996	$27,287	$97,549
Net loss on NYX	29,313	(33,206)	(407)	(112,452)
Operating expenses	33,448	36,676	55,148	83,639
Early extinguishment of debt	(1,038)	5,119	(1,038)	6,005
Depreciation and amortization	992	907	1,947	1,797

Income (loss) before taxes	$20,429	$(34,912)	$(29,177)	$(106,344)

Goodwill	$84,218	$84,218	$84,218	$84,218
Assets	$3,039,289	$4,482,856	$3,039,289	$4,482,856

9.	NYSE EURONEXT, INC. SHARE POSITION

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

The Company has accounted for its investment in NYX as corporate equities at fair value pursuant to SFAS No. 157 (ASC 820) at June 30, 2009. At June 30, 2009, the NYSE closing market price for the NYX shares was $27.25 per share as compared to the closing price of NYX shares at March 31, 2009 which was $17.90 per share. This resulted in the Company’s recognition of an unrealized pre-tax gain of $29.3 million for the three months ended June 30, 2009, which is included in net gain (loss) on investments in the Company’s condensed consolidated statements of operations.

On June 30, 2009, a quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on June 11, 2009. The aggregate dividend payment with respect to the Company’s 3,135,041 NYX shares was $0.9 million for the three months ended June 30, 2009 and is reported in the Company’s other revenues.

10.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	June 30, 2009	December 31, 2008
FINANCIAL INSTRUMENTS OWNED:
Investment in limited partnerships	$4,097	$4,227
Corporate equities	1,074,368	1,276,409
Options	706,864	1,148,839
Exchange-traded funds	838,398	641,701
Government and corporate bonds	10,627	104,792

	$2,634,354	$3,175,968

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$928,380	$828,880
Options	672,944	1,074,177
Exchange-traded funds	235,419	932,176
Government and corporate bonds	128,910	20,187

	$1,965,653	$2,855,420

11.	FAIR VALUE MEASUREMENTS

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

FSP No. 157-3 (ASC 820) clarifies the application of FASB 157 (ASC 820) in a market that is not active. FSP No. 157-3 (ASC 820) was effective upon issuance.

FSP No. FAS 157-4 (ASC 820) provides additional guidance for estimating fair value in accordance with SFAS 157 (ASC 820) when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 (ASC 820) was adopted in the second quarter of 2009.

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

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the dates presented (000’s omitted):

June 30, 2009

	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,074,324	$44	$—	$1,074,368
Government and corporate bonds	10,625	2	—	10,627
Options	706,864	—	—	706,864
Exchange-traded funds	836,628	1,770	—	838,398
Investment partnerships	—	4,097	—	4,097

Total financial instruments owned	2,628,441	5,913	—	2,634,354

Government obligations	20,998	—	—	20,998
Cash and securities segregated under federal regulations	—	—	—	—

Total assets, at fair value	$2,649,439	$5,913	$—	$2,655,352

LIABILITIES:
Government and corporate bonds	$128,871	$39	$—	$128,910
Corporate equities	928,367	13	—	928,380
Options	672,944	—	—	672,944
Exchange-traded funds	235,419	—	—	235,419

Total financial instruments sold, not yet purchased, at fair value	$1,965,601	$52	$—	$1,965,653

December 31, 2008

	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,275,669	$740	$—	$1,276,409
Government and corporate bonds	102,321	2,471	—	104,792
Options	1,148,839	—	—	1,148,839
Exchange-traded funds	641,542	159	—	641,701
Investment partnerships	—	4,227	—	4,227

Total financial instruments owned	3,168,371	7,597	—	3,175,968

Government obligations	121,000	—	—	121,000
Cash and securities segregated under federal regulations	1,625	—	—	1,625

Total assets, at fair value	$3,290,996	$7,597	$—	$3,298,593

LIABILITIES:
Government and corporate bonds	$19,219	$968	$—	$20,187
Corporate equities	828,870	10	—	828,880
Options	1,074,177	—	—	1,074,177
Exchange-traded funds	932,176	—	—	932,176

Total financial instruments sold, not yet purchased, at fair value	$2,854,442	$978	$—	$2,855,420

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

Derivatives Trading Activities

The following table (000’s omitted) sets forth by major product type the firm’s gains/(losses) related to derivatives trading activities for the three and six months ended June 2009 in accordance with SFAS No. 161. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. The gains/(losses) set forth below are included in “Net gain on principal transactions” in the condensed consolidated statements of operations.

Type of Instrument	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Equities	$15,505	$6,916
Interest rate	—	202

Total	$15,505	$7,118

Our derivatives trading activities exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets.

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

There have been no material new developments in the Company’s legal proceedings since the March 16, 2009 filing of its Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and the May 11, 2009 filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 10-Q”).

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2008 10-K and First Quarter 10-Q are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2008 10-K and First Quarter 10-Q, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 10, 2009, the date of issuance of these financial statements, as required by SFAS 165 (ASC 855).

Stock Repurchase

In July 2009, the Company’s board of directors increased the $40.0 million share repurchase program by $25.0 million, making the total authorization under the share repurchase program $65.0 million. Following this increase and repurchases made through June 30, 2009 under the repurchase plan, approximately $29.5 million in shares of common stock remained to be repurchased under the repurchase plan. The repurchase program may be implemented from time to time in the open market, in privately negotiated transactions or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements, debt covenant compliance and capital availability. The Company may suspend, modify or discontinue the share repurchase program at any time.

In July and to date in August 2009, the Company repurchased an aggregate of 42,500 shares of its outstanding common stock for a total price of $159,876 or an average price of $3.75 per share. Management continues to monitor opportunities to repurchase stock. These purchases were in addition to purchases made in the second quarter of 2009 by the Company for an aggregate of 4.3 million shares of its common stock in connection with the previously-announced authorization by its board of directors to purchase up to $65.0 million of the Company’s outstanding common stock under the Company’s repurchase plan.

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

Executive Overview

For the second quarter of 2009, our after-tax net income was $13.3 million, or $0.24 per diluted share, compared to a net loss of $21.3 million, or $0.34 per share for the same period in 2008. These GAAP earnings were affected by a pre-tax unrealized gain of $29.3 million on the Company’s shares of NYSE Euronext, Inc. common stock (the “NYX shares”) and income on early extinguishment of debt of $1.0 million in the second quarter of 2009 and an unrealized loss on our NYX shares of $33.2 million and expense on early extinguishment of debt of $5.1 million in the second quarter of 2008. Excluding these items in each quarter, our pro-forma net loss for the second quarter of 2009 was $4.9 million, or $0.09 per share, compared to pro-forma net income for the second quarter of 2008 of $1.7 million, or $0.03 per share.

Excluding the unrealized gain associated with our NYX shares, our Market-Making segment, in the aggregate, generated a small profit of approximately $300,000. In the Market-Making segment we showed improvement in our traditional cash equity business, having made a transition to the NYSE’s new market model, which focuses on getting revenues from quoting at the national best bid and best offer, or “NBBO”, by adding liquidity to the market electronically. This business is now less reliant on principal trading revenues, and our participation rates have increased in the second quarter to 20.6% from 14.4% in the first quarter of 2009. Naturally, revenue growth in the cash equity business will depend largely on volumes increasing. Our ETF market-making results also increased with interest in international ETF’s continuing to grow.

Our options market-making business continues to be the only market-making business to post negative results in the second quarter of 2009. Although the options market-making results were not as negative as in the first quarter, these results continue to be disappointing. Unlike in the first quarter, when unwinding previous positions resulted in losses, the options market-making business is now once again active and putting on new positions. We are focusing on putting our capital to use, keeping in mind current market conditions. Without the options trading results our market making business would have had a more profitable quarter. Therefore, improving results at our options business is our most important priority.

Cash equities and options contract market trading volumes were disappointing in the second quarter of 2009, which we believe contributed to the pro-forma operating losses we reported. We hope that volumes will once again start to grow as interest in equities markets returns.

Our Institutional Brokerage Segment, which includes our institutional equities and fixed income divisions, generated an operating loss of approximately $3.1 million in the second quarter of 2009. Most of this loss resulted from expenses in expanding our current business as well as starting the fixed income group to trade in the secondary bank loan market.

Overall, our operating companies showed a combined pro forma pre-tax loss of $2.0 million in the second quarter of 2009. These losses, when combined with the expenses at our holding company (the biggest of which is the $5.4 million interest on our public debt for the quarter), resulted in the pro-forma operating loss for the second quarter of 2009.

We repurchased $10.0 million of our public debt in the second quarter of 2009, which further reduced our annual interest payments related to this debt to $20.8 million from approximately $21.9 million as of December 31, 2008. Historically, the operating expense related to our outstanding debt has been the negative carry on our debt, which is the interest we pay on our outstanding indebtedness, less the interest income we receive as a result of having that cash on-hand. Our negative carry following our repurchase of debt in the second quarter of 2009 was reduced to approximately $5.4 million per quarter, based on current short-term interest rates.

As we have explained in the past, our ownership of 3.1 million shares of NYSE Euronext Inc. common stock (the “NYX shares”) resulted from the exchange of our exchange memberships, or “seats” in connection with the NYSE’s mergers. Although the price of the NYX shares has been volatile over the past few years, we believe that owning the shares has enabled us to be more flexible with our cash, since we use those shares as regulatory capital. However, our management will continue to remain flexible regarding our continued ownership of the NYX shares. We are also mindful that our ownership of exchange seats and exchange-related securities, such as our NYX shares, have been beneficial to our Company over time.

Our balance sheet is still strong and very liquid despite the decline in market conditions and our performance to date in 2009. We believe we have ample capital to maintain and grow our business. We are continuing to concentrate on building our businesses abroad, as we continue to see trading opportunities there in ETFs and other products.

Due to the value we continue to see in our common stock, in July 2009 our board of directors increased the $40.0 million share repurchase program we previously announced by $25.0 million, making the total authorization under the share repurchase program $65.0 million. Following this increase and repurchases made to date under the repurchase plan, there are approximately $29.5 million in shares of common stock remaining that may be repurchased under the repurchase plan. The repurchase program may be implemented from time to time in the open market, in privately negotiated transactions or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements, debt covenant compliance and capital availability. We may suspend, modify or discontinue the share repurchase program at any time.

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

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented:

	Three Months Ended June 30,
	2009			2008
	Amounts as reported	(1) (2) Adjustments	Pro forma amounts	Amounts as reported	(1) (2) Adjustments	Pro forma amounts
Revenues, net of interest expense	$53,831	$(29,313)	$24,518	$7,790	$33,206	$40,996
Total expenses	33,402	1,038	34,440	42,702	(5,119)	37,583

(Loss) income before (benefit) provision for income taxes	20,429	(30,351)	(9,922)	(34,912)	38,325	3,413
(Benefit) provision for income taxes	7,116	(12,140)	(5,024)	(13,571)	15,330	1,759

Net (loss) income applicable to common stockholders	$13,313	$(18,211)	$(4,898)	$(21,341)	$22,995	$1,654

Basic per share	$0.24	$(0.33)	$(0.09)	$(0.34)	$0.37	$0.03
Diluted per share	$0.24	$(0.33)	$(0.09)	$(0.34)	$0.37	$0.03

	Six Months Ended June 30,
	2009			2008
	Amounts as reported	(1) (2) Adjustments	Pro forma amounts	Amounts as reported	(1) (2) Adjustments	Pro forma amounts
Revenues, net of interest expense	$26,880	$408	$27,288	$(14,903)	$112,452	$97,549
Total expenses	56,057	1,038	57,095	91,441	(6,005)	85,436

(Loss) income before (benefit) provision for income taxes	(29,177)	(630)	(29,807)	(106,344)	118,457	12,113
(Benefit) provision for income taxes (3)	(12,750)	(252)	(13,002)	(44,766)	47,383	2,617

Net (loss) income applicable to common stockholders	$(16,427)	$(378)	$(16,805)	$(61,578)	$71,074	$9,496

Basic per share	$(0.29)	$(0.01)	$(0.30)	$(0.99)	$1.14	$0.15
Diluted per share	$(0.29)	$(0.01)	$(0.30)	$(0.99)	$1.14	$0.15

(1)	Revenue adjustment reflects (gain) loss in each accounting period, based on the change in fair market value of the Company’s restricted and unrestricted NYX shares at the end of each such period versus the beginning of such period.

(2)	Expense adjustment reflects the (income) expense associated with early extinguishment of the Company’s debt in each accounting period.
(3)	In the first quarter of 2008, the Company recognized a tax benefit due to the release of a tax reserve for an expired tax year, which resulted in a reduced provision for income taxes.

New Accounting Developments

See Note 2 to the consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding New Accounting Developments.

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of SFAS No. 142 (ASC 350), “Goodwill and Other Intangible Assets.” In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the public market price of our common stock as of the valuation date in estimating the fair value of our specialist reporting unit. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. We also assumed certain discount rates and certain terminal growth rates in our calculations. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the six months ended June 30, 2009, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future goodwill impairment testing will not result in impairment charges in subsequent periods. During the first and second quarters of 2009 a significant revenue decrease occurred which we do not believe will be a permanent trend. However, if revenues in future quarters do not reflect the estimates used to determine the BEV then a potential trigger necessitating a goodwill impairment test before December 31, 2009 could occur.

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

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. During the six months ended June 30, 2009, there were no changes in circumstances that necessitated trade name impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future trade name and stock listing rights impairment testing will not result in impairment charges in subsequent periods. During the first and second quarters of 2009 a significant revenue decrease occurred which we do not believe will be a permanent trend. However, if revenues in future quarters do not reflect the estimates used to determine the BEV then a potential trigger necessitating a trade name impairment test before December 31, 2009 could occur.

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

Recent Regulatory Developments

Regulation SHO and Short Selling Rules.

On July 27, 2009, the Securities and Exchange Commission (the “SEC”) made permanent the interim final temporary rule, Rule 204T, that sought to reduce the potential for abusive “naked” short selling in the securities market. The new rule, Rule 204, requires broker-dealers to promptly purchase or borrow securities to deliver on a short sale. The temporary rule, approved by the SEC in the fall of 2008, was set to expire on July 31.

Rule 204 requires that firms buy or borrow securities to close-out any fail to deliver position in an equity security resulting from a long or a short sale by the beginning of regular trading hours on the next settlement day following the date the fail to deliver position arose. In October 2008, the SEC also adopted a rule eliminating the options market maker exception to the close-out requirement for short sales under Regulation SHO and an antifraud rule prohibiting misrepresentations by a “short” seller regarding its ability or intention to deliver securities by the settlement date in connection with both long and short sales. These rules are generally consistent with the series of emergency orders issued by the SEC in September and October 2008. Rule 204 continues certain exemptions and extends the time to deliver securities to cover such short sales by up to two trading days for certain bona fide market makers (such as the businesses encompassing our Market-Making segment) in connection with their bona fide market-making activities. Based on the effects of Rule 204 and interim Rule 204T since October 2008, we do not believe these new regulations has materially affected our business, although we cannot provide any assurance that these regulations will not adversely affect us in the future. We believe that the new rules’ exemptions and additional time to cover failed short positions has enabled our market-making business to comply with the new requirements of Regulation SHO while maintaining our market-making and liquidity provision obligations, but cannot provide assurance that these provisions will continue to work for our benefit.

New NYSE Market Model

In December 2008, the NYSE introduced a new market model following the approval by the SEC on October 24, 2008, that resulted in significant changes in NYSE’s market structure. The new market model was fully implemented in January 2009, and the changes include, among other things, (a) specialists are now called “Designated Market Makers”, or “DMMs”; (b) the alteration of NYSE’s priority and parity rules, including those that will allow

DMMs to trade on parity with orders on NYSE’s display book; and (iii) the introduction of new order functionality, including the DMM Capital Commitment Schedule (“CCS”) and hidden orders. In order to achieve parity trading for the DMMs, the new market model eliminated the order-by-order advance “look” specialists received, but the DMM is relieved of their “negative” obligation to not trade for its own account unless reasonably necessary to the maintenance of a fair and orderly market. The role of the designated market maker remains essentially unchanged from the role of the specialist, in that the designated market maker is the primary provider of liquidity and information with respect to the companies it represents on the floor of the NYSE, but without the first look at order flow and without many of the negative and affirmative obligations to which we were subject prior to the new market model. The NYSE has stated that this change gives the DMM greater freedom to manage the trading risks associated with their reduced responsibilities to the NYSE market. In addition, DMMs will continue to be able to generate orders through an algorithm that interacts directly with the NYSE’s display book. Furthermore, the DMMs will be able to commit additional liquidity in advance to fill incoming orders via the CCS, which is a liquidity schedule setting forth various price points where the DMM is willing to interact with incoming orders. The new market model was fully implemented on January 1, 2009. As stated above in the Executive Overview section, we believe we have completed the transition to the new market model, although we expect that our participation in this new market model will continue to evolve and change over time.

Results of Operations

Market-Making Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2009 vs. 2008 Percentage Change	Six Months 2009 vs. 2008 Percentage Change
(000’s omitted)	2009	2008	2009	2008

Revenues:
Net gain on principal transactions	$13,022	$44,671	$10,514	$104,153	(70.8)%	(89.9)%
Commissions and other fees	13,015	3,839	21,313	9,108	239.0	134.0
Net gain (loss) on investments	27,138	(31,307)	(1,505)	(106,472)	186.7	98.6
Interest income	1,047	15,967	1,912	43,877	(93.4)	(95.6)
Other	1,023	1,180	2,063	1,148	(13.3)	79.7

Total segment revenues	55,245	34,350	34,297	51,814	60.8	(33.8)
Fixed interest on debt	—	58	—	176	(100.0)	(100.0)
Inventory financing	5,452	20,806	11,087	51,613	(73.8)	(78.5)

Revenues, net of interest expense	49,793	13,486	23,210	25	269.2	92740.0

Operating expenses	22,336	28,846	34,128	67,722	(22.6)	(49.6)

Income (loss) before taxes	$27,457	$(15,360)	$(10,918)	$(67,697)	(278.8)%	(83.9)%

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

Commissions and other fees revenue generated by our Market-Making segment consist primarily of commissions and other fees earned by our market-makers for providing liquidity on the exchanges on which we trade. Under the new market model, the majority of the fees in this line item are related to the specialist (and now DMM) liquidity provision payment (the “LPP”) program. The “new” LPP system effective January 1, 2009 involves a two tier fee structure based on (1) the firms’ proportional share of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer (2) Rebates earned when providing liquidity less fees paid for using liquidity. Rebates of $.30 per 100 shares and $.35 per 100 shares are earned when providing liquidity in round lots of “active” and “less active” securities, respectively. Rebates of $.04 per 100 shares are earned when adding liquidity in odd lots. Fees charged for orders that remove liquidity are equal to $.30 per 100 shares for orders routed away from the NYSE and $.10 per 100 shares for orders not routed away from the NYSE. The NYSE may change the LPP calculation in the future. We cannot anticipate how any change may impact our revenues if or when those changes are made.

Net loss on investments reflects the aggregate losses generated from our investments in restricted and unrestricted (in 2008) NYX shares and other investments not derived specifically from market-making activities.

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

Three Months Ended June 30, 2009 Compared to June 30, 2008

Net gain on principal transactions for the second quarter of 2009 increased over the first quarter of 2009, but decreased compared to the second quarter of 2008, mainly as the result of losses in our options market-making business. Although the cash equities and ETF market market-making businesses generated positive net trading revenues in the second quarter of 2009. The options market-making results were not as negative as in the first quarter of 2009, the options-market making trading losses were primarily related to the significant increases in trading expenses and the continued lower gross trading revenues.

Commission and other fees revenue during the second quarter of 2009 increased by $9.2 million compared to the second quarter of 2008 as the result of increased trading volumes on the NYSE and increased rebates from the new LPP system.

Net gains on investments increased mainly from the result of the unrealized gains on our NYX shares of $29.3 million which represents the increase in the fair value of the NYX shares since March 31, 2009. Comparatively, for the second quarter of 2008 the unrealized loss from the decrease in the fair value of the NYX shares, net of a valuation allowance for the transfer restrictions, was $33.2 million.

Interest income decreased due to a decline in interest in our options market-making business resulting from negative rebates on certain stock borrow activities and a reduced cash balance due to $215 million in dividend distributions made to the Holding Company and lower interest rates on excess cash investing during the second quarter of 2009 as compared to the second quarter of 2008.

Interest expense decreased as a result of decreased inventory financing costs relating to our inventory positions.

Six Months Ended June 30, 2009 Compared to June 30, 2008

Net gain on principal transactions for the first six months of 2009 declined from the first six months of 2008, mainly as the result of the losses in our options market-making business. Although the cash equities and ETF market-making businesses generated positive net trading revenues in the first six months of 2009, our options market-making business within this segment generated significant trading losses, due to reductions in inventory and reduced trading in the first quarter following the turnover of our senior options market-making team and net trading losses generated by our new options market-making team in the second quarter Although the options market-making results were not as negative in the second quarter of 2009 as compared to the first quarter of 2009, the options-market making trading losses in the second quarter were primarily related to the significant increases in trading expenses and the continued lower gross trading revenues.

Commission and other fees revenue for the six months ended June 30, 2009 increased by $12.2 million compared to 2008 as the result of increased trading volumes on the NYSE and increased rebates from the new LPP system.

Net loss on investments decreased mainly from the result of the unrealized losses on our NYX shares of $0.4 million which represents the decrease in the fair value of the NYX shares since December 31, 2008. Comparatively, for the first six months ending June 30, 2008 the unrealized loss from the decrease in the fair value of the NYX shares, net of a valuation allowance for the transfer restrictions, was $103.8 million.

Interest income decreased due to a decline in interest in our options market-making business resulting from negative rebates on certain stock borrow activities and a reduced cash balance due to $215 million in dividend distributions made to the Holding Company in the first quarter of 2008 and lower interest rates on excess cash investing during the first six months of 2009 as compared to the first half of 2008.

Interest expense decreased as a result of decreased inventory financing costs relating to our inventory positions.

Institutional Brokerage Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2009 vs. 2008 Percentage Change	Six Months 2009 vs. 2008 Percentage Change
(000’s omitted)	2009	2008	2009	2008

Revenues:
Net gain on principal transactions	$52	$246	$509	$944	(78.9)%	(46.1)%
Commissions and other fees	7,851	6,111	15,739	10,851	28.5	45.0
Net gain (loss) on investments	1,655	(4,905)	(1,235)	(11,137)	133.7	88.9
Interest income	1	161	1	221	(99.4)	(99.5)
Other	(116)	97	(27)	191	(219.6)	(114.1)

Total segment revenues	9,443	1,710	14,987	1,070	452.2	1,299.3
Inventory financing	2	2	3	7	—	(57.1)

Revenues, net of interest expense	9,441	1,708	14,984	1,063	452.8	1,308.3

Operating expenses	10,258	6,367	17,892	12,232	61.1	46.3

Loss before taxes	$(817)	$(4,659)	$(2,908)	$(11,169)	(82.5)%	(74.0)%

Our Institutional Brokerage segment’s commission revenue includes commissions generated by our sales trading desk in each period. Commission revenue for 2008 includes direct-access floor brokerage activities which were terminated during the third quarter of 2008.

Net gain (loss) on investments reflects the aggregated gains and losses generated from our investments in restricted and unrestricted NYX shares as well as proprietary trading losses. Proprietary trading began in March 2008.

Three Months Ended June 30, 2009 Compared to June 30, 2008

Commission revenues increased primarily as a result of an increase in the institutional trading desk customer base and additional personnel at the institutional trading desk.

Net gain on investments is primarily related to an increase in the share price of NYX stock.

Operating expenses increased mainly due to a $2.7 million increase in compensation related to additional personnel at the institutional trading desk.

Six Months Ended June 30, 2009 Compared to June 30, 2008

Commission revenues increased primarily as a result of increases in the customer base and additional personnel at the institutional trading desk.

Net loss on investments reflects both proprietary trading losses and a decrease in the share price of NYX stock.

Operating expenses increased mainly due to a $4.2 million increase in compensation related to additional personnel at the institutional desk.

Other Segment Operating Results

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2009 vs. 2008 Percentage Change	Six Months 2009 vs. 2008 Percentage Change
(000’s omitted)	2009	2008	2009	2008

Revenues:
Interest	$(2)	$1,342	$(3)	$3,296	(100.1)%	(100.1)%
Net gain (loss) on investments	11	(131)	(221)	(159)	(108.4)	39.0
Other	(19)	(168)	(33)	64	88.7	(151.6)

Total segment revenues	(10)	1,043	(257)	3,201	(101.0)	(108.0)
Fixed interest on debt	5,393	8,447	11,057	19,192	(36.2)	(42.4)

Revenues, net of interest expense	(5,403)	(7,404)	(11,314)	(15,991)	27.0	29.3

Early extinguishment of debt	(1,038)	5,119	(1,038)	6,005	120.3	117.3
Operating expenses	1,846	2,370	5,075	5,482	(22.1)	(7.4)

Loss before taxes	$(6,211)	$(14,893)	$(15,351)	$(27,478)	58.3%	44.1%

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

Three Months Ended June 30, 2009 Compared to June 30, 2008

Interest revenues decreased primarily as a result of substantial decline of the yield on our short term investments and as a result of cash balances decreasing due to the repurchase of our debt and stock.

Net gain (loss) on investments is the result of increases in the market value of our non-marketable investments.

Fixed interest on debt decreased primarily due to the redemption and repurchase of our outstanding debt.

Six Months Ended June 30, 2009 Compared to June 30, 2008

Interest revenues decreased primarily as a result of substantial decline of the yield on our short term investments and as a result of cash balances decreasing due to the repurchase of our debt and stock.

Net gain (loss) on investments is the result of increases or declines in the market value of our non-marketable investments.

Fixed interest on debt decreased primarily due to the redemption and repurchase of our outstanding debt.

Our Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Three Months 2009 vs. 2008 Percentage Change	Six Months 2009 vs. 2008 Percentage Change
(000’s omitted)	2009	2008	2009	2008

Expenses:
Employee compensation and related benefits	$13,658	$19,594	$21,727	$48,124	(30.3)%	(54.9)%
Exchange, clearing and brokerage fees	12,145	9,743	17,632	20,401	24.7	(13.6)
Lease of exchange memberships and trading license fees	406	416	810	843	(2.4)	(3.9)
Depreciation and amortization	992	907	1,947	1,797	9.4	8.3
Extinguishment of debt	(1,038)	5,119	(1,038)	6,005	120.3	117.3
Other operating expenses	7,239	6,923	14,979	14,271	4.6	5.0

Total expenses before taxes	33,402	42,702	56,057	91,441	(21.8)	(38.7)

Provision (benefit) for income taxes	$7,116	$(13,571)	$(12,750)	$(44,766)	(152.4)%	(71.5)%

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

Other operating expenses primarily are comprised of occupancy costs, such as office space and equipment leases and utilities, communications costs, insurance, professional, legal and consulting fees.

Three Months Ended June 30, 2009 Compared to June 30, 2008

Employee compensation and related benefits decreased as a result of our incentive and bonus compensation being lower than the prior year based on decreased trading results.

Exchange, clearing and brokerage fees increased primarily as a result of increased trading within the options market making business.

Extinguishment of debt income or expense in each period is due to the acceleration of debt issuance costs and a call discount or premium on the early retirement of portions of our public debt.

Six Months Ended June 30, 2009 Compared to June 30, 2008

Employee compensation and related benefits decreased as a result of our incentive and bonus compensation being lower than the prior year based on decreased trading results.

Exchange, clearing and brokerage fees decreased primarily as a result of reductions in inventory positions and reduced trading in the first quarter of 2009 within the options market making business.

Extinguishment of debt income or expense in each period is due to the acceleration of debt issuance costs and a call discount or premium on the early retirement of portions of our public debt.

Liquidity and Capital Resources

As of June 30, 2009, we had $3,039 million in assets, of which $196.8 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within 30 days and cash and securities segregated under federal regulations. This is a significant change in our consolidated statement of financial condition due to reduced options market-making activities and positions following the departure of our options market-making team. Since our new options market making team joined us in April 2009, we expect our options market-making positions (and therefore our consolidated statement of financial condition) to increase significantly toward historical levels in connection with their trading activities.

To date, we have financed our operations primarily with cash flows from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, due to the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of June 30, 2009, our remaining long-term indebtedness was the $189.3 million aggregate principal amount of our outstanding 11% Senior Notes that mature in May 2012. In the second quarter of 2009 we purchased an aggregate of $10.0 million principal amount of our outstanding 11% Senior Notes due May 2012 below par.

At June 30, 2009, our net cash capital position was $93.1 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, statement of financial condition composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $139.6 million.

	($ millions)
	6/30/2009	6/30/2008
Cash Capital Available:
Stockholders’ equity	$407.8	$469.0
Long term debt > 1 year	189.3	209.9
Other holding company liabilities	27.1	34.6

Total cash capital available	$624.2	$713.5

Cash Capital Required:
Regulatory capital (1)	$80.6	$59.3
Working capital	136.6	153.1
NYX unrestricted shares	85.5	105.6
Illiquid assets/long-term investments	156.8	198.9
Subsidiary intercompany (2)	71.6	7.7

Total Cash Capital Required	$531.1	$524.6

Net Cash Capital	$93.1	$188.9

(1)	In February 2008, our regulatory capital was reduced by approximately $200.0 million in connection with the NYSE’s 75% reduction of the NLA specialist capital requirement. This amount was paid as a dividend to our holding company.
(2)	Intercompany transfers are demand notes and are not considered regulatory capital of subsidiaries.

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

During the first six months of 2009, the holding company increased intercompany loans to the market making segment in order to reduce our inventory financing costs and repurchases of treasury stock represent the majority of the decrease in available cash at the holding company at June 30, 2009.

Our management has always viewed its core assets to be its trading equity in brokerage accounts, which consist of net financial instruments and broker/dealer receivables/payables, and cash available at the holding company and subsidiaries. Effectively, these are the liquid assets used primarily to provide liquidity in the market making and institutional brokerage businesses, as well as grow our company.

	($ millions)
	6/30/2009	6/30/2008
Market Making	$270,471	$229,125
Institutional Brokerage	28,261	31,139

Net Trading Equity	298,732	260,264
Holding company cash	93,119	188,945
NYX position	85,430	154,449

Net liquid assets	$477,281	$603,658

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in a short-term time frame to generate cash to meet debt maturities or other business needs. More precisely, as of June 30, 2009, we have identified the following alternative funding measures to support future debt maturity requirements:

1.	Collect intercompany loan balances;

2.	Reduction of excess capital at LaBranche & Co. LLC to only required NLA (i.e., declare and pay a dividend to the holding company of excess NLA);

3.	Our NYX shares, as previously discussed, can be either sold or held as qualifying regulatory capital;

4.	Liquidation of available net invested capital at certain subsidiaries.

Alternative Funding Measures
($ millions)

Intercompany advance	$59.6
Excess regulatory capital at subsidiaries (1)	30.8
NYX shares (2) (3)	9.4
Net cash capital	93.1
Other investments	3.8

Total cash available from alternative funding measures	$196.7

(1)	Subject to regulatory approval prior to distribution to the holding company.
(2)	Computed on an after-tax basis and after a $41.9 million reduction for NYX shares used as regulatory capital.
(3)	Based on NYX price of $27.25 per share on June 30, 2009.
(4)	After tax proceeds of hedge fund investments

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

With respect to the management of refinancing risk, the maturity profile of our long-term debt portfolio is monitored on an ongoing basis. In 2004, we strategically refinanced our outstanding indebtedness and created two new series of senior notes maturing in 2009 and 2012, of which only the 2012 notes remain.

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock, and this ratio is calculated as of the end of the most recently completed fixed quarter on a trailing four quarter basis. As of June 30, 2009, our consolidated fixed charge coverage ratio, as defined, was 2.9:1. This ratio was impacted by the repurchase of the senior notes during 2009 and 2008, because the indenture allows us to deem any indebtedness purchased in the trailing four quarter period as not outstanding throughout the period, thus giving “pro-forma” effect to the consolidated interest expense versus fixed debt.

While our fixed charge ratio is above 2.00:1, the indenture governing our outstanding senior notes enable us to make cumulative “restricted payments” in an amount that is not greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million. If our cumulative “restricted payments” since May 18, 2004 at any time exceeds this restricted payment calculation, we will not be able to make any additional restricted payments. However, this calculation is recomputed each quarterly calendar period as allowed under the covenants in the indenture. As of June 30, 2009, we were entitled to make restricted payments of $81.1 million. Through June 30, 2009 our cumulative restricted payments made were stock repurchases of $35.5 million. Thus we have $45.6 million available at June 30, 2009 for additional restricted payments over the next quarter. We cannot be sure if, when or to what extent this covenant will prevent or limit us from making restricted payments in the future.

In April of 2008, our Board of Directors authorized a $40.0 million share repurchase plan and in July 2009 increased the authorization by an additional $25.0 million making the total share repurchase program $65.0 million. The restricted payment allowance would allow us to repurchase the full amount of shares under the plan. To date, since the Board if Directors authorized these repurchases, we have repurchased an aggregate 8.8 million of our shares under this plan for approximately $35.7 million, or an average price of $4.07 per share. We have funded, and will continue to fund, our share repurchases through a combination of cash from operations and excess cash at our holding company, dependent upon market conditions. As discussed above, the indenture governing our outstanding senior notes permits us to redeem some or all of the senior notes due 2012 on or after May 15, 2009 at varying redemption prices, depending on the date of redemption. In addition, under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase outstanding senior notes, on a pro rata basis, at a price in cash equal to 101.0% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

Any time we repurchase our outstanding senior notes, our fixed-term interest payments are correspondingly reduced. During 2008 we repurchased an aggregate of $199.8 million aggregate principal amount of our outstanding 9 1/2% Senior Notes due 2009 and an aggregate of $60.6 million aggregate principal amount of our outstanding 11% Senior Notes due 2012.

These purchases of our outstanding senior notes resulted in annual interest savings of approximately $25.7 million. On April 3, 2009, we purchased an aggregate of $10.0 million principal amount of its outstanding 11% Senior Notes due May 2012 below par. The purchase of the debt will result in an annual interest savings of $1.1 million. Our remaining outstanding debt, in the amount of $189.3 million, has available maturities and calls over the three-year period 2009 through 2012 to allow us maximum flexibility in satisfying the debt servicing payments and/or sufficient time to refinance the long-term debt, if necessary. The debt is redeemable at redemption prices of 102.75% on or after May 15, 2009 and 100.0% on or after May 15, 2010.

Our “Other liabilities” of $12.6 million reflected on the accompanying 2009 consolidated statement of financial condition are principally comprised of uncertain tax positions pursuant to FIN 48. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of June 30, 2009 and December 31, 2008, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $96.4 million and $119.4 million, respectively, which exceeded the minimum requirements by $95.4 million and $118.6 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.17 to 1 and 0.10 to 1, respectively.

The NYSE generally requires its market-maker firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA, their position requirement. As of June 30, 2009, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $74.9 million, and its actual NLA, as defined, was $90.1 million. As of December 31, 2008, LaBranche & Co. LLC’s minimum required dollar amount of NLA, as defined, was $73.7 million and its actual NLA, as defined, was $112.7 million. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates.

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

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of June 30, 2009 and December 31, 2008, LFS’ net capital, as defined, was $28.6 million and $29.8 million, respectively, which exceeded minimum requirements by $27.6 million and $28.8 million, respectively.

LFS is also subject to SEC Rule 15c3-3 because it maintains a soft dollar program that may result in credit balances to such clients. As of July 2, 2009, to comply with its June 30, 2009 requirement, cash and U.S. Treasury Bills in the amount of $1.8 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.2 million. As of January 5, 2009, to comply with its December 31, 2008 requirement, cash and U.S. Treasury Bills in the amount of $1.9 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.5 million.

As a registered broker-dealer and NYSE/Amex member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the AMEX. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2009 and December 31, 2008, LSP’s net capital, as defined, was $75.7 million and $135.7 million, respectively, which exceeded minimum requirements by $71.0 million and $130.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was .93 to 1 and .54 to 1, respectively.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, AMEX and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of June 30, 2009 and December 31, 2008, LSPD’s net capital, as defined, was $2.6 million and $2.7 million, respectively, which exceeded its minimum requirement by $2.6 million and $2.7 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on both dates was .02 to 1.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, our capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of June 30, 2009 Tier 1 capital, as defined, was $45.7 million which exceeded the total variable capital requirement by $9.6 million. At December 31, 2008 Tier 1 capital, as defined, was $25.5 million which exceeded the total variable capital requirement by $19.0 million.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at June 30, 2009 and December 31, 2008) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at June 30, 2009 and December 31, 2008) and the variable required liquid capital as defined in the FRR. We monitor our compliance with the requirements of the FRR on a daily basis. As of June 30, 2009, LSPH’s liquid capital, as defined was $0.5 million, which exceeded its minimum requirements by $0.1 million. As of December 31, 2008, LSPH’s had negative liquid capital, as defined of $0.1 which was in deficit of its minimum requirements by $0.5. In early January 2009 LSPH received $1 million of share capital from its parent giving it regulatory capital in excess of its minimum requirement as of such date.

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

Cash Flows

Our cash and cash equivalents decreased $109.2 million to $195.0 million during the six months ended June 30, 2009. The decrease was primarily due to a pre-tax operating loss of $30.7 million, a $40.8 million increase in working capital, $19.2 million for the purchase of treasury stock, $10.0 million for the purchase of our public debt, $1.1 million for capital asset additions and $8.3 million for tax payments offset by a $0.9 gain related to the purchase of our public debt.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing.

In September 2007, Moody’s Investor Services changed its credit rating of our outstanding senior notes from B1 to B2, which continues to be our rating at June 30, 2009, but continued a stable outlook due to our high quality balance sheet and improved liquidity.

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

Contractual Obligations

During the first six months of 2009, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2008, as described in our 2008 Form 10-K.

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

Floor Management Committee. Our NYSE floor management committee is currently composed of one senior floor manager/administrative personnel manager and five post managers. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines for each of our DMM stocks. In determining these procedures and guidelines, the floor management committee considers the recommendations of the floor captains. The post managers generally meet with their respective floor captains on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for particular DMM stocks. The wheel managers ensure that the floor is adequately staffed at all times. In addition, post managers, wheel managers and floor captains are always available on the trading floor to review and assist with any unusual trading situations reported by a floor captain, and the swat-team manager is available to assess and provide assistance on break-out, or intense trading situations. Our floor management committee reports to our executive operating committee about each of these trading situations as they occur. Our floor management committee also trains other DMM and trading assistants on a regular basis on new rules and/or interpretations from the NYSE with respect to our DMM obligations and guidelines, with the assistance of our compliance department.

Floor Captains. We currently employ two floor captains who monitor the activities of our cash equities DMMs throughout the trading day from various positions at our trading posts. The floor captains observe trades and constantly review trading activities on a real-time basis. In addition, the floor captains are readily available to assist our specialists in determining when to deviate from procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from these procedures and guidelines to their respective post managers. Floor captains meet with each DMM at least once a week to evaluate each DMM’s adherence to our risk management procedures and trading guidelines, as well as to review compliance reports generated by the compliance department in monitoring and reviewing DMM trading activities. Floor captains also meet to review risk procedures and guidelines and, if appropriate, make recommendations to the floor management committee.

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

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our specialist and market-making portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2008	$(11,382)	$(370)	$0	$2,290	$7,070
March 31, 2009	$4,152	$1,114	$0	$1,157	$3,724
June 30, 2009	$(38,822)	$(8,928)	$0	$2,643	$1,497

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our specialist and market-making activities are exposed would have impacted our profits and losses:

(000’s omitted)	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2008	$(2,420)	$(807)	$807	$2,420
March 31, 2009	$1,032	$344	$(344)	$(1,032)
June 30, 2009	$4,262	$1,421	$(1,421)	$(4,262)

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

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of June 30, 2009, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business.

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

Our customer margin transactions are cleared through a major Wall Street firm. These customer margin transactions are financed by the clearing firm based on our instructions. We are liable to the clearing firm for any losses incurred by the clearing firm in connection with our customers’ margin transactions.

Our clearing activities, through our outsourced clearing firm, may expose us to off-balance sheet risk in the event customers or brokers are unable to fulfill their contractual obligations and it was necessary to purchase or sell securities at a loss. For margin transactions, we may have been exposed to off-balance sheet risk in the event margin requirements were not sufficient to fully cover losses that customers may have incurred in their accounts.

The amount of risk related to our execution and clearance activities are linked to the size of the transaction, market volatility and the creditworthiness of customers and brokers. Our largest transactions involved those for institutional and direct access floor brokerage customers.

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

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2008	$(766)	$(255)	$0	$255	$766
March 31, 2009	$(204)	$(68)	$0	$68	$204
June 30, 2009	$(331)	$(110)	$0	$110	$331

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings since the March 16, 2009 filing of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and the May 11, 2009 filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 10-Q”).

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2008 Form 10-K and the First Quarter 10-Q are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2008 Form 10-K and the First Quarter 10-Q, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April of 2008, our Board of Directors authorized a $40.0 million share repurchase plan and in July 2009 increased the authorization by an additional $25.0 million making the total share repurchase program $65.0 million. In the second quarter of 2009, we repurchased an aggregate of 4,257,647 shares at a cost of approximately $16.5 million, as set forth by month in the table below.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2009	1,599,820	$3.57	1,599,820	(1)
May 1 – May 31, 2009	2,145,363	4.05	2,145,363	(1)
June 1 – June 30, 2009	512,464	4.01	512,464	(1)

Total	4,257,647	$3.86	4,257,647	(1)

(1)	Since board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

We have funded, and will continue to fund, our share repurchases through a combination of cash from operations, and excess cash at our holding company, dependent upon market conditions.

Item 4.	Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 19, 2009, at which the stockholders voted upon (i) the election of George M.L. LaBranche, IV and Alfred O. Hayward, Jr. as Class I members of our board of directors for three-year terms and (ii) the ratification of the appointment of Rothstein, Kass & Company, P.C. as our independent registered public accounting firm for the 2009 fiscal year. The stockholders elected each of Messrs. LaBranche and Hayward and approved the ratification of the appointment of Rothstein, Kass & Company, P.C. as our independent registered public accounting firm for the 2009 fiscal year. The proposals were adopted by the margins indicated:

1.	To elect two Class I directors, each of whom is to serve for a term of three years.

	Number of Shares
	For	Withheld Authority
George M.L. LaBranche, IV	53,027,252	3,545,228
Alfred O. Hayward, Jr.	52,443,566	4,128,916

In addition, the terms of the following directors continued after the Annual Meeting for the remainder of their respective three-year terms: and Katherine Elizabeth Dietze and Donald E. Kiernan, expiring at the 2010 annual meeting of our stockholders; and Stuart M. Robbins, expiring at the 2011 annual meeting of our stockholders.

2.	To approve our appointment of Rothstein, Kass & Company, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

Number of Shares
For	55,873,802
Against	515,986
Abstain	182,692

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2009	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No. Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2009.