Form 10-Q
period 2009-09-30
LABRANCHE & CO INC
filed 2009-11-09
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2009 was 52,855,095.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES:
Net gain on principal transactions	$5,017	$84,634	$16,039	$189,731
Commissions and other fees	17,290	10,890	54,342	30,849
Net gain (loss) on investments	6,183	(35,343)	3,222	(153,112)
Interest income	46	16,129	1,956	63,523
Other	719	1,000	3,238	2,403

Total revenues	29,255	77,310	78,797	133,394

Interest expense:
Debt	5,388	6,455	16,445	25,822
Inventory financing	5,270	23,841	16,360	75,461

Total interest expense	10,658	30,296	32,805	101,283

Total revenues, net of interest expense	18,597	47,014	45,992	32,111

EXPENSES:
Employee compensation and related benefits	14,296	34,955	36,022	83,079
Exchange, clearing and brokerage fees	10,491	12,357	28,123	32,758
Lease of exchange memberships and trading license fees	361	429	1,171	1,272
Depreciation and amortization	1,033	925	2,980	2,722
Early extinguishment of debt	—	—	(762)	6,005
Other	7,439	7,215	22,665	21,483

Total expenses	33,620	55,881	90,199	147,319

Loss before benefit for income taxes	(15,023)	(8,867)	(44,207)	(115,208)
Benefit for income taxes	(6,123)	(3,280)	(18,873)	(48,046)

Loss applicable to common stockholders	$(8,900)	$(5,587)	$(25,334)	$(67,162)

Weighted-average common shares outstanding:
Basic	53,638	61,946	55,790	61,931
Diluted	53,638	61,946	55,790	61,931
Loss per common share:
Basic	$(0.17)	$(0.09)	$(0.45)	$(1.08)
Diluted	$(0.17)	$(0.09)	$(0.45)	$(1.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$155,612	$304,179
Cash and securities segregated under federal regulations	1,727	1,876
Receivable from brokers, dealers and clearing organizations	60,783	91,354
Receivable from customers	16,664	—

Financial instruments owned, at fair value	3,607,081	3,175,968
Exchange memberships owned, at adjusted cost (fair value of $5,371 and $3,910, respectively)	1,202	1,202
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $14,177 and $14,362, respectively	15,232	16,522
Intangible assets, net of accumulated amortization:
Trade name	25,011	25,011
Goodwill	84,218	84,218
Deferred tax assets	7,151	—

Income tax receivable	10,318	—

Other assets	18,543	31,285

Total assets	$4,003,542	$3,731,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$396,250	$105,037
Payable to customers	4,859	36
Financial instruments sold, but not yet purchased, at fair value	2,965,290	2,855,420
Accrued compensation	6,371	75,747
Accounts payable and other accrued expenses	27,266	29,179
Other liabilities	12,730	12,840
Income tax payable	3,005	5,834

Deferred tax liabilities	—	5,349

Long-term debt	189,323	199,323

Total liabilities	3,605,094	3,288,765

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 62,397,795 shares issued, 53,624,824 shares outstanding at September 30, 2009 and 62,011,881 shares issued, 58,196,574 shares outstanding at December 31, 2008, respectively	624	620
Treasury stock, at cost, 8,772,971 and 3,815,307 shares at September 30, 2009 and December 31, 2008, respectively	(35,691)	(16,369)
Additional paid-in capital	699,893	702,475
Accumulated deficit	(262,105)	(236,771)
Accumulated other comprehensive loss	(4,273)	(7,105)

Total stockholders’ equity	398,448	442,850

Total liabilities and stockholders’ equity	$4,003,542	$3,731,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(000’s omitted)

	Common Stock Outstanding
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCES, December 31, 2007	61,491	$615	$—	$699,099	$(170,808)	$(989)	$527,917

Net loss	—	—	—	—	(65,963)	—	(65,963)

Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(6,116)	(6,116)

Comprehensive loss							(72,079)

Purchase of treasury stock	(3,815)	—	(16,369)	—	—	—	(16,369)
Issuance of restricted stock, shares for option exercises and related compensation	521	5	—	3,376	—	—	3,381

BALANCES, December 31, 2008	58,197	$620	$(16,369)	$702,475	$(236,771)	$(7,105)	$442,850

Net loss	—	—	—	—	(25,334)	—	(25,334)

Other comprehensive income:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	2,832	2,832

Comprehensive loss							(22,502)

Purchase of treasury stock	(4,957)	—	(19,322)	—	—	—	(19,322)
Issuance of restricted stock, shares for option exercises and related compensation	385	4	—	(2,582)	—	—	(2,578)

BALANCES, September 30, 2009, unaudited	53,625	$624	$(35,691)	$699,893	$(262,105)	$(4,273)	$398,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,334)	$(67,162)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,994	2,722
Amortization of debt issuance costs and bond discount	544	995
Early extinguishment of debt	(762)	6,005
Share-based compensation expense	(2,124)	3,143
Deferred tax benefit	(12,588)	(53,446)
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	149	102
Receivable from brokers, dealers and clearing organizations	30,575	251,887
Receivable from customers	(16,664)	—
Financial instruments owned, at fair value	(416,045)	400,331
Commissions and other fees receivable	—	23
Income tax receivable	(8,470)	10,504
Other assets	12,073	(4,595)
Payable to brokers, dealers and clearing organizations	280,923	308,024
Payable to customers	4,823	(57)
Financial instruments sold, but not yet purchased, at fair value	106,745	(890,014)
Accrued compensation	(69,514)	20,581
Accounts payable and other accrued expenses	(1,937)	(1,941)
Other liabilities	(110)	(220)
Income tax payable	(6,536)	—

Net cash used in by operating activities	(121,258)	(13,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(1,695)	(1,786)

Net cash used in investing activities	(1,695)	(1,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(19,322)	(1,640)
Principal payments of short-term debt	—	(5,700)
Early extinguishment of long-term debt	(10,000)	(249,923)
Discount (premium) on early extinguishment of debt	900	(3,739)

Net cash used in financing activities	(28,422)	(261,002)

Effect of exchange rate changes on cash and cash equivalents	2,808	(828)
Decrease in cash and cash equivalents	(148,567)	(276,734)
CASH AND CASH EQUIVALENTS, beginning of period	304,179	504,654

CASH AND CASH EQUIVALENTS, end of period	$155,612	$227,920

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$27,809	$96,325
Income taxes	$10,520	$2,093

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

LaBranche & Co. LLC is a registered broker-dealer that operates primarily as a Designated Market Maker (“DMM”) in equity securities and rights listed on the New York Stock Exchange (“NYSE”). LFS is a registered broker-dealer and a member of the NYSE and other exchanges and primarily provides securities execution and brokerage services to institutional investors and professional traders, and is a market maker in over-the-counter, bulletin board and pink sheet securities. LSP is a registered broker-dealer that operates as a market-maker in options, ETFs and futures on several exchanges. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that is primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations. LSPS has been inactive since October 31, 2007.

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

New Accounting Developments

Fair Value Measurements

In October 2008, the FASB issued ASC 820 (FSP FAS 157-3) which clarifies the application of ASC 820 (SFAS 157) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate pursuant to ASC 250 (SFAS 154). The disclosure provisions of ASC 250 (SFAS 154) for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As of September 30, 2009, we do not hold any securities that would be subject to change based on ASC 820 (FSP FAS 157-3).

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

ASC 820 (ASU 2009-12) will allow investors to use the net asset value of investments in investment companies that do not have a readily determinable fair value if the investees have the attributes of investment companies and the net asset values are calculated consistent with the AICPA Audit and Acccounting Guide, Investment Companies, which generally requires investments to be measured at fair value. This proposal will not have any effect on our financial position. This Statement is effective for financial statements issued for interim and annual periods ending after December 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of ASC 860 (FASB Statement No. 140)” (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to ASC 810 (FASB Interpretation No. 46(R))” (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

3.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of September 30, 2009 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2009 (the “2008 10-K”). Results for the nine months ended September 30, 2009 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

4.	INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 (Statement of Financial Accounting Standard (“SFAS”) No. 109), “Accounting for Income Taxes” and ASC 740 (FASB Interpretation No. 48), “Accounting for Uncertainty in Income Taxes - an interpretation of ASC 740 (FASB Statement No. 109” (“FIN 48”)). ASC 740 (SFAS No. 109) requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, stock-based compensation, amortization periods of certain intangible assets and differences between the financial statement and tax bases of assets acquired.

The components of the provision for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current federal, state, and local taxes (benefit)	$920	$3,060	$(5,316)	$4,073
Deferred tax benefit	(7,043)	(6,340)	(13,557)	(52,119)

Total benefit for income taxes	$(6,123)	$(3,280)	$(18,873)	$(48,046)

Included in the current federal, state and local taxes are foreign taxes of $1.0 million and $3.5 million for the three months and nine months ended September 30, 2009, respectively, and $0.2 million and $1.5 million for the three months and nine months ended September 30, 2008, respectively. The foreign taxes represent taxes payable to the United Kingdom for LSPE the Company’s single member private equity company in the UK that is a controlled foreign corporation as of January 1, 2008.

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a DMM and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of September 30, 2009 and December 31, 2008, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $102.0 million and $119.4 million, respectively, which exceeded the minimum requirements by $101.0 million and $118.6 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.02 to 1 and 0.10 to 1, respectively.

The NYSE generally requires its DMM firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of September 30, 2009 LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $69.9 million and its actual NLA, as defined, was $95.3 million. As of December 31, 2008, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined was $73.7 million, and LaBranche & Co. LLC’s actual NLA, as defined was $112.7 million. As of September 30, 2009 and December 31, 2008, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of each of those dates. LaBranche & Co. LLC’s NLA as of September 30, 2009 and December 31, 2008 included approximately $58.4 million and $58.5 million, respectively, in NYX shares (after the risk-based haircuts required to be taken in connection with those securities).

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $0.25 million for each one tenth of one percent (0.1%) of the aggregate NYSE transaction dollar volume in a cash equities DMM organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. Prior to February 8, 2008 the first component was equal to $1.0 million for each one tenth of one percent (0.1%). The second component is calculated either by multiplying the average haircuts on a DMM organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other DMM’s trading as a respective percentage of overall NYSE transaction dollar volume. In February 2008, pursuant to the SEC approved reduction in the NLA requirement LaBranche & Co. LLC’s NLA requirement was reduced by approximately $205.0 million. The majority of the amended NLA requirement is met by the shares of NYSE Euronext, Inc. common stock (the “NYX shares”) held by LaBranche & Co. LLC. The amended NLA requirements enabled LaBranche & Co. LLC to make a dividend distribution of $200.0 million to LaBranche & Co Inc. in the first quarter of 2008. During the first and second quarters of 2009 LaBranche & Co. LLC distributed $15 million each quarter to its parent. LaBranche & Co. LLC has approximately $36.8 million in cash and other liquid assets over and above the NYX shares used to meet its continuing NLA requirements. This $36.8 million includes a cushion over and above the required NLA to account for potential fluctuations in LaBranche & Co. LLC’s NLA requirement, as well as fluctuations in the fair value of its NYX shares, as described above.

As a registered broker-dealer and member firm of the NYSE and FINRA, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of September 30, 2009 and December 31, 2008, LFS’ net capital, as defined, was $27.2 million and $29.8 million, respectively, which exceeded minimum requirements by $26.2 million and $28.8 million, respectively. In February 2008, the Company contributed an additional $20.0 million in capital to LFS in order to enable LFS to conduct increased trading activities in connection with its institutional execution business. A portion of the net capital at LFS is met with the value of the NYX shares held by that broker/dealer.

As a registered broker-dealer and NYSE/Amex member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or  1/15 of aggregate indebtedness, as defined. As of September 30, 2009 and December 31, 2008, LSP’s net capital, as defined, was $44.2 million and $135.7 million, respectively, which exceeded minimum requirements by $39.5 million and $130.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 1.61 to 1 and 0.54 to 1, respectively.

As a registered broker-dealer and NYSE/Amex member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or  1/15 of aggregate indebtedness, as defined. As of September 30, 2009 and December 31, 2008, LSPD’s net capital, as defined, was $2.5 million and $2.7 million, respectively, which exceeded its minimum requirements by $2.5 million and $2.7 million, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of September 30, 2009, Tier 1 capital, as defined, was $49.2 million which exceeded the total variable capital requirement by $2.9 million. At December 31, 2008, Tier 1 capital, as defined, was $25.5 million which exceeded the total variable capital requirement by $19.0 million. In both April and July 2009, LSPE received approximately $5 million of share capital from its parent.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at September 30, 2009 and December 31, 2008) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at September 30, 2009 and December 31, 2008) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of September 30, 2009, LSPH’s liquid capital, as defined was $0.9 million, which exceeded its minimum requirements by $0.5 million. As of December 31, 2008, LSPH had negative liquid capital, as defined of $0.1 which was in deficit of its minimum requirements by $0.5. In January and August 2009, LSPH received $1 million and $0.6 million, respectively, of share capital from its parent to increase the company’s regulatory capital above the minimum requirement.

6.	INCOME (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share are set forth below (000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator for basic and diluted loss per common share – net loss	$(8,900)	$(5,587)	$(25,334)	$(67,162)
Denominator for basic loss per share – weighted-average number of common shares outstanding	53,638	61,946	55,790	61,931

Dilutive shares:
Stock options	—	—	—	—
Restricted stock units	—	—	—	—

Denominator for diluted loss per common share – weighted-average number of common shares outstanding	53,638	61,946	55,790	61,931

Basic loss per common share	$(0.17)	$(0.09)	$(0.45)	$(1.08)

Diluted loss per common share	$(0.17)	$(0.09)	$(0.45)	$(1.08)

Options to purchase an aggregate of 325,000 and 990,000 shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the three and nine months ended September 30, 2009 and 2008 217,142, 264,493, 446,267 and 410,824 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive as the Company had net losses.

7.	EMPLOYEE INCENTIVE PLANS

ASC 505 and 718 (SFAS No. 123(R)), “Share Based Payments” requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of ASC 505 and 718 (SFAS No. 123(R)):

The Company has sponsored one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provided for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units (“RSUs”), unrestricted shares and stock appreciation rights.

The Plan terminated in August 2009. The rights of any person who received an option grant or grant of restricted stock units under the Plan that are currently outstanding were not affected by reason of the termination of the Plan and will continue in accordance with the terms of the award agreement (as then in effect or thereafter amended) regarding those options or restricted stock units. The Company is in the process of formulating and proposing a new equity incentive plan to be recommended to the compensation committee of the Company’s Board of Directors. If the new plan is approved by the compensation committee, it will be proposed to the stockholders of the Company in the Company’s 2010 annual meeting of stockholders.

The fair value of the restricted stock awards granted under the Plan was determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date was determined to be the date the compensation committee of the Board of Directors approved the grant, except in circumstances where the approval by the compensation committee was contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date would be the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Plan recognized during the three and nine months ended September 30, 2009 was approximately $0.8 million and $2.7 million compared to approximately $1.0 million and $3.1 million for the same periods in 2008. During the first quarter of 2009, the Company re-evaluated the forfeiture rate used to calculate share based payments due to the departure of personnel who had been granted restricted stock units that had not vested prior to their departure. The change in the forfeiture rate resulted in a benefit net of taxes of $2.9 million for the nine months ended September 30, 2009. The tax benefit realized in the Condensed Consolidated Statements of Operations for the Plan was approximately $0.3 million and $1.1 million for three and nine months ended September 30, 2009, respectively, excluding the amount recorded for the change in the forfeiture rate, compared to $0.4 million and $1.2 million for the same periods in 2008, respectively.

Unrecognized compensation cost related to the Company’s non-vested stock options and restricted stock unit awards totaled $2.0 million, at market value, at September 30, 2009 and $3.9 million at December 31, 2008. The cost of these non-vested awards is generally expected to be recognized over a period of approximately three years.

ASC 505 and 718 (SFAS No. 123(R)) generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. The Company did not grant any share-based awards prior to our adoption of ASC 505 and 718 (SFAS No. 123(R)) to retirement-eligible employees or those with non-substantive non-compete agreements. In addition, no grants of any stock options or RSUs were changed or amended after the Company’s adoption of ASC 505 and 718 (SFAS No. 123(R)) to reflect retirement eligibility or non-compete agreements.

The total number of shares of the Company’s common stock that could have been issued under the Plan through the Plan’s termination date could not exceed 7,687,500 shares. As of the Plan termination date and December 31, 2008, 4,146,929 shares and 3,394,199 shares, respectively, remained available for grant under the Plan. The increase in shares available for grant on those dates is attributable to the expiration of out of the money options.

Restricted Stock Units

All of the RSUs outstanding as of September 30, 2009 and 2008 require future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs were granted under the Company’s Equity Incentive Plan and vest over varying numbers of years. An employee who receives RSUs does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of the RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2008	1,222,655	$7.37
Granted	—	—
Vested	(276,493)	9.78
Forfeited	(624,166)	6.39

RSUs Outstanding as of March 31, 2009	321,996	$7.19

Granted	490,185	3.88
Vested	(62,337)	4.93
Forfeited	—	—

RSUs Outstanding as of June 30, 2009	749,844	$5.22

Granted	—	—
Vested	—	—
Forfeited	833	$8.99

RSUs Outstanding as of September 30, 2009	749,011	$5.21

Under ASC 505 and 718 (SFAS No. 123(R)), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying ASC 505 and 718 (SFAS No. 123(R)) as of September 30, 2009, for purposes of determining share-based award expense, RSUs with respect to 1,295,759 shares of the Company’s common stock were expected to vest based on shares issued of 1,977,685, with a weighted average price of $5.99 per share.

Stock Options

As of September 30, 2009, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statements of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2008	990,000	$22.35
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(45,000)	35.00

Options Outstanding as of March 31, 2009	945,000	$21.75

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—

Options Outstanding as of June 30, 2009	945,000	$21.75

Options Granted	—	—
Options Exercised	—	—
Options Forfeited/Expired	(620,000)	14.68

Options Outstanding as of September 30, 2009	325,000	$35.23

Options Exercisable as of:

March 31, 2009	945,000	$21.75
June 30, 2009	945,000	$21.75
September 30, 2009	325,000	$35.23

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$31.00 – $40.99	325,000	2.25	$35.23	325,000	$35.23

No options were exercised during the three and nine months ended September 30, 2009. The options are due to expire beginning January 19, 2011 through January 17, 2012.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with ASC 280 (SFAS No. 131), “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Market-Making segment operates as a DMM in cash equities and rights listed on the NYSE, as a market-maker in equities, options, ETFs and futures on several exchanges. The Market-Making segment currently includes the operations of LaBranche & Co. LLC, LSP, LSPE, LSPH and LSPD.

The Company’s Institutional Brokerage segment provides mainly securities execution and brokerage services to institutional investors and professional traders, and currently includes the operations of LFS and the leveraged loan operations of the Holding Company. LFS also is a market-maker in over-the-counter, bulletin and pink sheet securities serving as a liquidity provider in those securities. Effective March 2009, the leveraged loan sales and fixed income trading group commenced operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Market-Making Segment:
Total revenues, net of NYX and interest expense	$11,611	$79,518	$35,197	$183,344
Net gain (loss) on NYX	4,734	(29,480)	4,359	(133,282)
Operating expenses	22,036	45,483	56,043	113,029
Depreciation and amortization	64	81	185	253

(Loss) income before taxes	$(5,755)	$4,474	$(16,672)	$(63,220)

Segment goodwill	$84,218	$84,218	$84,218	$84,218
Segment assets	$3,848,792	$4,081,617	$3,848,792	$4,081,617

Institutional Brokerage Segment:
Total revenues, net of NYX and interest expense	$7,263	$5,576	$22,794	$15,291
Net gain (loss) on NYX	408	(2,457)	375	(11,107)
Operating expenses	8,934	7,418	27,334	19,614
Depreciation and amortization	2	14	8	51

Loss before taxes	$(1,265)	$(4,313)	$(4,173)	$(15,481)

Segment assets	$60,280	$47,839	$60,280	$47,839

Other:
Total revenues, net of interest expense	$(5,419)	$(6,143)	$(16,733)	(22,135)
Operating expenses	1,617	2,055	4,604	5,949
Early extinguishment of debt	—	—	(762)	6,005
Depreciation and amortization	967	830	2,787	2,418

Loss before taxes	$(8,003)	$(9,028)	$(23,362)	$(36,507)

Segment assets	$94,470	$228,501	$94,470	$228,501

Total:
Total revenues, net of NYX and interest expense	13,455	$78,951	$41,258	$176,500
Net gain (loss) on NYX	5,142	(31,937)	4,734	(144,389)
Operating expenses	32,587	54,956	87,981	138,592
Early extinguishment of debt	—	—	(762)	6,005
Depreciation and amortization	1,033	925	2,980	2,722

Loss before taxes	$(15,023)	$(8,867)	$(44,207)	$(115,208)

Goodwill	$84,218	$84,218	$84,218	$84,218
Assets	$4,003,542	$4,357,957	$4,003,542	$4,357,957

9.	NYSE EURONEXT, INC. SHARE POSITION

The Company holds, in aggregate, 3,135,041 NYX shares collectively through its subsidiaries, LaBranche & Co. LLC and LFS.

On April 4, 2007, the NYSE Group consummated its merger with Euronext N.V. (the “NYSE/Euronext merger”) to form NYSE Euronext, Inc., and the Company’s 3,126,903 shares of NYSE Group, Inc. common stock were exchanged for an equal number of the NYX shares, all of which continue to be owned by LaBranche & Co. LLC and LFS. On June 17, 2008, NYSE Euronext, Inc. and the American Stock Exchange (the “AMEX”) announced that members of the AMEX Membership Corporation (the “AMC”) approved the adoption of the merger agreement between AMC and NYSE Euronext and certain of their subsidiaries. On October 1, 2008, under the terms of the merger agreement, the Company received 8,138 shares of NYSE Euronext common stock in exchange for the AMEX seat we owned with fractional shares paid in cash and following the merger, the AMEX became the NYSE Amex Inc. (the “NYSE/Amex”). In addition, former AMEX members will be entitled to receive additional shares of NYSE Euronext common stock calculated by reference to net proceeds, if any, from the expected sale of the AMEX’s lower Manhattan headquarters if such sale occurs prior to the date which is four years and 240 days following the date on which the NYSE Euronext/Amex merger was completed and certain other conditions are satisfied.

The Company has accounted for its investment in NYX as corporate equities at fair value pursuant to ASC 820 (SFAS No. 157) at September 30, 2009. At September 30, 2009, the NYSE closing market price for the NYX shares was $28.89 per share as compared to the closing price of NYX shares at June 30, 2009 which was $27.25 per share. This resulted in the Company’s recognition of an unrealized pre-tax gain of $5.1 million for the three months ended September 30, 2009, which is included in net gain (loss) on investments in the Company’s condensed consolidated statements of operations.

On September 30, 2009, a quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on September 11, 2009. The aggregate dividend payment with respect to the Company’s 3,135,041 NYX shares was $0.9 million for the three months ended September 30, 2009 and is reported in the Company’s other revenues.

10.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	September 30, 2009	December 31, 2008
FINANCIAL INSTRUMENTS OWNED:
Investment in limited partnerships	$4,513	$4,227
Corporate equities	1,774,567	1,276,409
Options	824,813	1,148,839
Exchange-traded funds	988,577	641,701
Government and corporate bonds	11,962	104,792
Leveraged Loans	2,649	—

	$3,607,081	$3,175,968

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$1,259,079	$828,880
Options	1,036,775	1,074,177
Exchange-traded funds	506,164	932,176
Government and corporate bonds	163,272	20,187

	$2,965,290	$2,855,420

11.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820 (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 (SFAS No. 157) applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. Our adoption of ASC 820 (SFAS No. 157) did not have a material impact on our financial condition or results of operations. Pursuant to ASC 820 (SFAS No. 157), the fair value of a financial instrument is defined as the amount that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date.

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

ASC 820 (SFAS No. 157) outlines a fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under ASC 820 (SFAS No. 157) are as follows:

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

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the dates presented (000’s omitted):

September 30, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,774,505	$62	$—	$1,774,567
Government and corporate bonds	11,962	—	—	11,962
Options	824,813	—	—	824,813
Exchange-traded funds	988,577	—	—	988,577
Leveraged loans	—	2,649	—	2,649

Investment partnerships	—	4,513	—	4,513

Total financial instruments owned	3,599,857	7,224	—	3,607,081

Government obligations	21,004	—	—	21,004
Cash and securities segregated under federal regulations	1,727	—	—	1,727

Total assets, at fair value	$3,622,588	$7,224	$—	$3,629,812

LIABILITIES:
Government and corporate bonds	$163,196	$76	$—	$163,272
Corporate equities	1,259,077	2	—	1,259,079
Options	1,036,775	—	—	1,036,775
Exchange-traded funds	506,164	—	—	506,164

Total financial instruments sold, not yet purchased, at fair value	$2,965,212	$78	$—	$2,965,290

December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,275,669	$740	$—	$1,276,409
Government and corporate bonds	102,321	2,471	—	104,792
Options	1,148,839	—	—	1,148,839
Exchange-traded funds	641,542	159	—	641,701
Investment partnerships	—	4,227	—	4,227

Total financial instruments owned	3,168,371	7,597	—	3,175,968

Government obligations	121,000	—	—	121,000
Cash and securities segregated under federal regulations	1,625	—	—	1,625

Total assets, at fair value	$3,290,996	$7,597	$—	$3,298,593

LIABILITIES:
Government and corporate bonds	$19,219	$968	$—	$20,187
Corporate equities	828,870	10	—	828,880
Options	1,074,177	—	—	1,074,177
Exchange-traded funds	932,176	—	—	932,176

Total financial instruments sold, not yet purchased, at fair value	$2,854,442	$978	$—	$2,855,420

The fair value of our financial instruments was determined from a variety of sources as follows:

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

Derivatives Trading Activities

The following table (000’s omitted) sets forth by major product type the firm’s gains/(losses) related to derivatives trading activities for the three and nine months ended September 2009 in accordance with ASC 815 (SFAS No. 161). These gains/ (losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. The gains/ (losses) set forth below are included in “Net gain on principal transactions” in the condensed consolidated statements of operations.

Type of Instrument	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Equities	$(35,510)	$(42,320)
Interest rate	—	205

Total	$(35,510)	$(42,115)

The Company enters into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter options, and swaps. Derivative transactions are entered into for trading purposes.

Derivative financial instruments are carried at fair value. Fair value for exchange traded derivatives is based on quoted market prices. Fair value of forwards, swaps and options contracts are recorded in either financial instruments owned or financial instruments sold, not yet purchased. Open equity in futures transactions are recorded as receivables from and payables to broker-dealers or clearing brokers as applicable. Our derivatives trading activities exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets.

Our traders purchase and sell futures, options, the stocks underlying certain ETF and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs market making activities are responsible for monitoring these risks. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored.

12.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 16, 2009 filing of its Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and the May 11, 2009 filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 10-Q”), and the August 10, 2009 filing of its Quarterly Report on Form 10-Q for the second quarter of 2009 (the “Second Quarter 10-Q”) , except as follows:

NYSE Specialists Securities Litigation. On October 1, 2009, the petition seeking permission to appeal the Court’s Order certifying the class was denied

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2008 10-K, First Quarter 10-Q, Second Quarter 10-Q and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2008 10-K, First Quarter 10-Q, Second Quarter 10-Q and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 10, 2009, the date of issuance of these financial statements, as required by ASC 855 (SFAS 165).

Stock Repurchase

The Company’s board of directors has previously authorized a $65.0 million share repurchase program. As of September 30, 2009, $29.3 million of the authorization remained for potential share repurchase. However the Company is currently limited to $15 million of potential share repurchases after September 30, 2009 due to the restricted payments allowance terms pursuant to our public debt covenants. The repurchase program may be implemented from time to time in the open market, in privately negotiated transactions or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price, regulatory requirements, debt covenant compliance and capital availability. The Company may suspend, modify or discontinue the share repurchase program at any time.

In October and through November 5, 2009, the Company repurchased an aggregate of 769,729 shares of its outstanding common stock for a total price of $2.1 million or an average price of $2.67 per share. Management continues to monitor opportunities to repurchase stock. These purchases were in addition to purchases made in the third quarter of 2009 by the Company for an aggregate of 0.1 million shares of its common stock in connection with the previously-announced authorization by its board of directors to purchase up to $65.0 million of the Company’s outstanding common stock under the Company’s repurchase plan.

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

Executive Overview

For the third quarter of 2009, we reported an after-tax net loss of $8.9 million, or $0.17 per share compared to a net loss of $5.6 million, or $0.09 per share, for the 2008 third quarter. These GAAP earnings were affected by a pre-tax unrealized gain of $5.1 million on the Company’s shares of NYSE Euronext Inc. common stock (the “NYX shares”) in the most recent quarter and an unrealized loss on our NYX shares of $31.9 million one year ago. Excluding these items in each quarter, our pro-forma net loss for the third quarter of 2009 was $12.0 million, or $0.22 per share, compared to pro-forma net income for the third quarter of 2008 of $13.6 million, or $0.22 per share. Our pro forma loss in the third quarter of 2009 also included approximately $2.0 million in non-cash expenses.

Consistent with the first half of this year, substantially all of our losses from operations are attributable to our options market-making business. These losses are attributable to distinct conditions in each quarter. In the first quarter of 2009, our options trading losses were caused by the unwinding of significant positions of our former options trading team with longer expirations to manage risk exposure in our portfolio. In the second quarter 2009, our options trading losses were generated from a market penetration strategy in which we increased trading in order to recapture order flow that we did not participate in during the transition period between options trading teams. We believe the trades we executed were important to reestablish our position in the market as a liquidity provider as well as to generate more order flow and opportunities. The losses of our options market-making business in the third quarter of 2009 were not attributable primarily to our gross trading losses, but instead, were the result of not being able to realize high enough revenues to offset the increased costs associated with trading activities. Such costs include exchange, clearing and brokerage fees, as well as the cost of carrying our positions as noted in the margin interest expense line in our financial statements.

We have taken a series of steps which are intended to reverse the losses in our options market-making unit. One significant step has been to substantially shorten the duration of the options contracts in our portfolio. The current constitution of our options portfolio differs significantly from our portfolio in the first half of 2009 when options contracts with expirations longer than six months represented a much larger percentage of our outstanding contracts. Currently, approximately 80% of the option contracts that remain in our portfolio will be expiring between now and January 2010. When these options contracts expire, it will free up a large portion of our options market-making capital and, thereby, provide us with considerably more flexibility in determining how we choose to allocate our capital going forward within our options business and our other business lines. We also are proactively changing our options trading strategies so that trades we undertake in the future will better reflect evolving market conditions and give our company the best opportunity to achieve adequate returns on our capital. In addition, we have made changes in senior management of our options market-making division to help us better execute our business plan going forward.

Our traditional cash equity and our international ETF market-making businesses continued to be profitable in the third quarter of 2009 and continue to contribute cash to our bottom-line. However, our institutional brokerage business lost $1.7 million in the third quarter of 2009. We are currently still making considerable investments in the institutional brokerage, investing in personnel in both our equity execution and bank loan businesses. Building a fixed income business such as trading in bank loans is consistent with our strategy of diversifying our businesses away from the traditional cash equities market making business. To date, market making in products such as options and ETFs has been profitable at our company. We will seek to focus on areas that allow us to receive returns on capital that compensate us for our market making risks and our operating costs. Despite declining trading volumes in the recent past, we believe our institutional brokerage segment has the potential to find a niche as a service-oriented brokerage business, where our trading expertise and capital base will meet the needs of our customers.

We also believe that our balance sheet and our personnel are valuable assets as our business evolves. Over the years, we have been focused on creating more capital for our company and on using our balance sheet wisely to create substantial tangible book value for our stockholders. Therefore, despite the challenges facing our industry, we have increased our tangible equity to more than $300 million today. Our stock, however, continues to trade at a substantial discount to our tangible equity, even though our liquid assets represent a significant portion of our tangible equity.

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

The following is a reconciliation of U.S. GAAP results to pro-forma results for the periods presented:

	Three Months Ended September 30,
	2009				2008
	Amounts as reported	(1) (2) Adjustments		Pro forma amounts	Amounts as reported	(1) (2) Adjustments		Pro forma amounts
Revenues, net of interest expense	$18,597	$(5,141	)(1)	$13,456	$47,014	$31,937	(1)	$78,951
Total expenses	33,620	—		33,620	55,881	—		55,881

(Loss) income before (benefit) provision for income taxes	(15,023)	(5,141)		(20,164)	(8,867)	31,937		23,070
(Benefit) provision for income taxes	(6,123)	(2,056)		(8,179)	(3,280)	12,775		9,495

(Loss) income applicable to common stockholders	$(8,900)	$(3,085)		$(11,985)	$(5,587)	$19,162		$13,575

Basic per share	$(0.17)	$(0.05)		$(0.22)	$(0.09)	$0.31		$0.22
Diluted per share	$(0.17)	$(0.05)		$(0.22)	$(0.09)	$0.31		$0.22

	Nine Months Ended September 30,
	2009				2008
	Amounts as reported	(1) (2) Adjustments		Pro forma amounts	Amounts as reported	(1) (2) Adjustments		Pro forma amounts
Revenues, net of interest expense	$45,992	$(4,734	)(1)	$41,258	$32,111	$144,389	(1)	$176,500
Total expenses	90,199	762	(2)	90,961	147,319	(6,005	)(2)	141,314

(Loss) income before (benefit) provision for income taxes	(44,207)	(5,496)		(49,703)	(115,208)	150,394		35,186
(Benefit) provision for income taxes (3)	(18,873)	(2,198)		(21,071)	(48,046)	60,158		12,112

(Loss) income applicable to common stockholders	$(25,334)	$(3,298)		$(28,632)	$(67,162)	$90,236		$23,074

Basic per share	$(0.45)	$(0.06)		$(0.51)	$(1.08)	$1.45		$0.37
Diluted per share	$(0.45)	$(0.06)		$(0.51)	$(1.08)	$1.45		$0.37

(1)	Revenue adjustment reflects (gain) loss in each accounting period, based on the change in fair market value of the Company’s NYX shares at the end of each such period versus the beginning of such period.
(2)	Expense adjustment reflects the (income) expense associated with early extinguishment of the Company’s debt in each accounting period.
(3)	In the first quarter of 2008, the Company recognized a tax benefit due to the release of a tax reserve for an expired tax year, which resulted in a reduced provision for income taxes.

New Accounting Developments

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding New Accounting Developments.

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determine the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of ASC 350 (SFAS No. 142), “Goodwill and Other Intangible Assets.” In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the public market price of our common stock as of the valuation date in estimating the fair value of our market-making reporting unit. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. We also assumed certain discount rates and certain terminal growth rates in our calculations. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the nine months ended September 30, 2009, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future goodwill impairment testing will not result in impairment charges in subsequent periods. During the first three quarters of 2009 a significant revenue decrease occurred which we do not believe will be a permanent trend. If future revenue estimates are not sufficient to support a BEV in excess of the goodwill, we may potentially be required to impair the value of our goodwill when tested annually at December 31, 2009.

Another of our intangible assets, as defined under ASC 350 (SFAS No. 142), is our trade name. We determine the fair value of our trade name by applying the income approach using the royalty savings methodology. This method assumes that the trade name has value to the extent we are relieved of the obligation to pay royalties for the benefits received from it. Application of this methodology requires estimating an appropriate royalty rate, which is typically expressed as a percentage of revenue. Estimating an appropriate royalty rate includes reviewing evidence from comparable licensing agreements and considering qualitative factors affecting the trade name. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our trade name.

We review the reasonableness of the carrying amount of our trade name on an annual basis in conjunction with our goodwill impairment assessment. During the nine months ended September 30, 2009, there were no changes in circumstances that necessitated trade name impairment testing prior to our required year-end test date. We cannot provide assurance that a change in circumstances requiring an interim assessment or future trade name and stock listing rights impairment testing will not result in impairment charges in subsequent periods. During the first three quarters of 2009 a significant revenue decrease occurred which we do not believe will be a permanent trend. If future revenue estimates are not sufficient to support a BEV in excess of the trade name, we may potentially be required to impair the value of our trade name when tested annually at December 31, 2009.

Financial Instruments

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reported in our condensed consolidated financial statements, at fair value, on a recurring basis. Pursuant to ASC 820 (SFAS No. 157) , the fair value of a financial instrument is defined as the amount that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date.

We have adopted Statement of Financial Accounting Standards, or ASC 820 (SFAS No. 157) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 (SFAS No. 157) outlines a fair value hierarchy that is used to determine the value to be reported. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under ASC 820 (SFAS No. 157) are as follows:

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

Non-Marketable Securities

The measurement of non-marketable securities is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies and limited liability company interests and are included in other assets or financial instruments owned in the condensed consolidated statements of financial condition. Certain investments in non-marketable securities are initially carried at cost, unless there are third-party transactions evidencing a change in value. For certain other investments in non-marketable securities we adjust their carrying value by applying the equity method of accounting pursuant to

ASC 325 (APB 18). Under the equity method the investor recognizes its share of the earnings and losses of an investee in the periods for which they are reported by the investee in its financial statements. The assets included in this section represent limited liability companies that are service providers and whose value is affected by nonfinancial components. In addition, if and when available, management considers other relevant factors relating to non-marketable securities in estimating their value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment—such as conversion features—among others.

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

We estimate and provide for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with ASC 450 (SFAS No. 5), “Accounting for Contingencies” and ASC 740 (FIN 48), “Accounting for Uncertainty in Income Taxes”. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

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

New NYSE Market Model

In December 2008, the NYSE introduced a new market model following the approval by the SEC on October 24, 2008, that resulted in significant changes in NYSE’s market structure. The new market model was fully implemented in January 2009, and the changes include, among other things, (a) specialists are now called “Designated Market Makers”, or “DMMs”; (b) the alteration of NYSE’s priority and parity rules, including those that will allow DMMs to trade on parity with orders on NYSE’s display book; and (iii) the introduction of new order functionality, including the DMM Capital Commitment Schedule (“CCS”) and hidden orders. In order to achieve parity trading for the DMMs, the new market model eliminated the order-by-order advance “look” specialists received, but the DMM is relieved of their “negative” obligation to not trade for its own account unless reasonably necessary to the maintenance of a fair and orderly market. The role of the designated market maker remains essentially unchanged from the role of the specialist, in that the designated market maker is the primary provider of liquidity and information with respect to the companies it represents on the floor of the NYSE, but without the first look at order flow and without many of the negative and affirmative obligations to which we were subject prior to the new market model. The NYSE has stated that this change gives the DMM greater freedom to manage the trading risks associated with their reduced responsibilities to the NYSE market. In addition, DMMs will continue to be able to generate orders through an algorithm that interacts directly with the NYSE’s display book. Furthermore, the DMMs will be able to commit additional liquidity in advance to fill incoming orders via the CCS, which is a liquidity schedule setting forth various price points where the DMM is willing to interact with incoming orders. The new market model was fully implemented on January 1, 2009. We believe we have completed the transition to the new market model, but we expect that our participation in this new market model will continue to evolve and change over time.

Results of Operations

Market-Making Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2009 vs. 2008 Percentage Change	Nine Months 2009 vs. 2008 Percentage Change
(000’s omitted)	2009	2008	2009	2008

Revenues:
Net gain on principal transactions	$4,366	$84,089	$14,880	$188,242	(94.8)%	(92.1)%
Commissions and other fees	10,068	3,920	31,381	13,029	156.8	140.9
Net gain (loss) on investments	6,224	(30,489)	4,718	(136,962)	120.4	103.4
Interest income	31	15,195	1,944	59,071	(99.8)	(96.7)
Other	925	1,157	2,989	2,304	(20.1)	29.7

Total segment revenues	21,614	73,872	55,912	125,684	(70.7)	(55.5)
Fixed interest on debt	—	—	—	175	—	(100.0)

Inventory financing	5,269	23,834	16,356	75,447	(77.9)	(78.3)

Revenues, net of interest expense	16,345	50,038	39,556	50,062	(67.3)	(21.0)

Operating expenses	22,100	45,564	56,228	113,282	(51.5)	(50.4)

(Loss) income before taxes	$(5,755)	$4,474	$(16,672)	$(63,220)	(228.7)%	(73.6)%

Revenues from our Market-Making segment consist primarily of net gains and losses resulting from our specialist (now called DMM) activities in stocks, market-making activities in ETFs, options and futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as market-maker, and accrued dividends receivable or payable on our equity positions.

Net gain on principal transactions represents trading gains net of trading losses and certain exchange imposed trading activity fees, where applicable, and are earned by us when we act as principal buying and selling our DMM stocks, rights, options, ETFs and futures.

Commissions and other fees revenue generated by our Market-Making segment consist primarily of commissions and other fees earned by our market-makers for providing liquidity on the exchanges on which we trade. Under the new market model, the majority of the fees in this line item are related to the specialist (and now DMM) liquidity provision payment (the “LPP”) program. The “new” LPP system effective January 1, 2009 involves a two tier fee structure based on (1) the firms’ proportional share of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer (2) Rebates earned when providing liquidity less fees paid for using liquidity. Rebates of $.30 per 100 shares and $.35 per 100 shares are earned when providing liquidity in round lots of “active” and “less active” securities, respectively. For active stocks, those trading 1,000,000 shares or more per month, if the company’s average quote size is not 15% or more of the average NYSE quote size the rebate will be reduced from $.30 per 100 shares to $.25 per 100 shares. Rebates of $.04 per 100 shares are earned when adding liquidity in odd lots. Fees charged for orders that take liquidity are equal to $.30 per 100 shares for orders routed away from the NYSE and $.10 per 100 shares for orders not routed away from the NYSE. The NYSE may change the LPP calculation in the future. We cannot anticipate how any change may impact our revenues if or when those changes are made.

Net gain/(loss) on investments reflects the aggregate losses generated from our investments in restricted and unrestricted (in 2008) NYX shares and other investments not derived specifically from market-making activities.

Other revenue at our Market-Making segment consists primarily of miscellaneous receipts not derived specifically from market-making activities.

Interest expense attributable to our Market-Making segment is the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs market-making operations and interest on subordinated indebtedness, up to September 30, 2008, that has been approved by the NYSE for inclusion in the net capital of LaBranche & Co. LLC.

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

Three Months Ended September 30, 2009 Compared to September 30, 2008

Net gain on principal transactions for the third quarter of 2009 decreased compared to the third quarter of 2008, mainly as the result of losses in our options market-making business. The cash equities and ETF market-making businesses generated positive trading revenues in the third quarter of 2009. The options market-making trading losses were primarily related to the significant increases in trading expenses and the continued lower gross trading revenues.

Commission and other fees revenue during the third quarter of 2009 increased by $6.1 million compared to the third quarter of 2008 as the result of increased trading volumes on the NYSE and increased rebates from the new LPP system.

Net gains on investments increased mainly from the result of the unrealized gains on our NYX shares of $5.1 million which represents the increase in the fair value of the NYX shares since June 30, 2009. Comparatively, for the third quarter of 2008 the unrealized loss from the decrease in the fair value of the NYX shares, net of a valuation allowance for the transfer restrictions, was $31.9 million.

Interest income decreased due to a decline in interest in our options market-making business resulting from negative rebates on certain stock borrow activities. Also, lower interest rates on excess cash investing during the third quarter of 2009 as compared to the third quarter of 2008.

Interest expense decreased as a result of decreased inventory financing costs relating to our inventory positions.

Nine Months Ended September 30, 2009 Compared to September 30, 2008

Net gain on principal transactions for the first nine months of 2009 declined from the first nine months of 2008, mainly as the result of the losses in our options market-making business. Although the cash equities and ETF market-making businesses generated positive net trading revenues in the first nine months of 2009, our options market-making business within this segment generated significant trading losses, due to reductions in inventory and reduced trading in the first quarter following the turnover of our senior options market-making team and net trading losses generated by our new options market-making team in the second and third quarters. The options-market making trading losses in the third quarter were primarily related to the continued significant increases in trading expenses and the lower gross trading revenues.

Commission and other fees revenue for the nine months ended September 30, 2009 increased by $18.4 million compared to 2008 as the result of increased rebates from the new NYSE LPP system.

Net gain on investments increased mainly from the result of the unrealized gains on our NYX shares of $4.7 million which represents the increase in the fair value of the NYX shares since December 31, 2008. Comparatively, for the nine months ending September 30, 2008 the unrealized loss from the decrease in the fair value of the NYX shares, net of a valuation allowance for the transfer restrictions, was $144.4 million.

Interest income decreased due to a decline in our options market-making business, resulting in decreased negative rebates on certain stock borrow activities. Also, lower interest rates on excess cash invested during the first nine months of 2009 as compared to the nine months of 2008.

Interest expense decreased as a result of decreased inventory financing costs relating to our inventory positions.

Institutional Brokerage Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2009 vs. 2008	Nine Months 2009 vs. 2008
(000’s omitted)	2009	2008	2009	2008	Percentage Change	Percentage Change

Revenues:
Net gain on principal transactions	$650	$545	$1,159	$1,489	19.3%	(22.2)%
Commissions and other fees	7,222	6,969	22,961	17,820	2.6	28.8
Net gain (loss) on investments	9	(4,577)	(1,226)	(15,713)	100.2	92.2
Interest income	7	84	7	306	(91.8)	(97.7)
Other	(216)	105	272	296	(305.7)	(8.1)

Total segment revenues	7,672	3,126	23,173	4,198	145.3	452.0
Inventory financing	1	7	4	14	(85.7)	(71.4)

Revenues, net of interest expense	7,671	3,119	23,169	4,184	145.9	453.8

Operating expenses	8,936	7,432	27,342	19,665	20.2	39.0

Loss before taxes	$(1,265)	$(4,313)	$(4,173)	$(15,481)	(70.7)%	(73.0)%

Our Institutional Brokerage segment’s commission revenue includes commissions generated by our sales trading desk in each period. Commission revenue for 2008 includes direct-access floor brokerage activities which were terminated during the third quarter of 2008.

Net gain (loss) on investments reflects the aggregated gains and losses generated from our investments in restricted and unrestricted, in 2008, NYX shares as well as proprietary trading losses. Proprietary trading began in March 2008.

Three Months Ended September 30, 2009 Compared to September 30, 2008

Commission revenues increased due to additional staffing at the institutional trading desk and the commencement of the loan sales and trading business, resulting in an increased customer base.

Net gain (loss) on investments is primarily related to an increase in the share price of NYX stock.

Operating expenses increased mainly due to a $1.9 million increase in compensation related to additional personnel at the institutional trading desk and the leveraged loan sales and trading group.

Nine Months Ended September 30, 2009 Compared to September 30, 2008

Commission revenues increased due to additional staffing at the institutional trading desk and the commencement of the loan sales and trading business, resulting in an increased customer base.

For the nine months ended September 30, 2009, net loss on investments reflects $1.6 million in proprietary trading losses from facilitation trading of our institutional sales desk offset by a $0.4 increase in the market value of NYX stock. For the nine months ended September 30, 2008, net loss on investments reflects $4.6 million in proprietary trading losses from facilitation trading of our institutional sales desk and an $11.1 million decrease in the market value of NYX stock.

Operating expenses increased mainly due to a $5.9 million increase in compensation related to additional personnel at the institutional desk and the leveraged loan sales and trading group.

Other Segment Operating Results

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2009 vs. 2008 Percentage Change	Nine Months 2009 vs. 2008 Percentage Change
(000’s omitted)	2009	2008	2009	2008

Revenues:
Interest	$8	$851	$5	$4,146	(99.1)%	(99.9)%
Net loss on investments	(49)	(277)	(270)	(437)	82.3	38.2
Other	10	(262)	(23)	(197)	(103.8)	(88.3)

Total segment revenues	(31)	312	(288)	3,512	(109.9)	(108.2)
Fixed interest on debt	5,388	6,455	16,445	25,647	(16.5)	(35.9)

Revenues, net of interest expense	(5,419)	(6,143)	(16,733)	(22,135)	(11.8)	(24.4)

Early extinguishment of debt	—	—	(762)	6,005	—	(112.7)
Operating expenses	2,584	2,885	7,391	8,367	(10.4)	(11.7)

Loss before taxes	$(8,003)	$(9,028)	$(23,362)	$(36,507)	(11.4)%	(36.0)%

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

Three Months Ended September 30, 2009 Compared to September 30, 2008

Interest revenues decreased primarily as a result of substantial decline of the yield on our short term investments and decreased cash balances.

Net loss on investments is the result of decreases in the market value of our non-marketable investments.

Fixed interest on debt decreased primarily due to the redemption and repurchase of our outstanding debt.

Nine Months Ended September 30, 2009 Compared to September 30, 2008

Interest revenues decreased primarily as a result of substantial decline of the yield on our short term investments and as a result of cash balances decreasing due to the repurchase of our debt and stock.

Net loss on investments is the result of declines in the market value of our non-marketable investments.

Fixed interest on debt decreased primarily due to the redemption and repurchase of our outstanding debt.

Our Operating Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Three Months 2009 vs. 2008 Percentage Change	Nine Months 2009 vs. 2008 Percentage Change
(000’s omitted)	2009	2008	2009	2008

Expenses:
Employee compensation and related benefits	$14,296	$34,955	$36,022	$83,079	(59.1)%	(56.6)%
Exchange, clearing and brokerage fees	10,491	12,357	28,123	32,758	(15.1)	(14.1)
Lease of exchange memberships and trading license fees	361	429	1,171	1,272	(15.9)	(7.9)
Depreciation and amortization	1,033	925	2,980	2,722	11.7	9.5
Extinguishment of debt	—	—	(762)	6,005	—	(112.7)
Other operating expenses	7,439	7,215	22,665	21,483	3.1	5.5

Total expenses before taxes	33,620	55,881	90,199	147,319	(39.8)	(38.8)

Benefit for income taxes	$(6,123)	$(3,280)	$(18,873)	$(48,046)	86.7%	(60.7)%

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

Exchange, clearing and brokerage fees expense at our Market-Making segment consists primarily of fees paid by us to the NYSE, the NYSE/Amex, other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, technology fees, a flat annual fee and execution and clearing fees. Our Institutional Brokerage segment’s exchange, clearing and brokerage fees expense consists of floor brokerage fees paid to direct-access floor brokers, fees paid for executions including those paid to exchanges and electronic communication networks (“ECNs”), and fees paid to our clearing firm.

Other operating expenses primarily are comprised of communications costs, occupancy costs, such as office space and equipment leases and utilities, professional, legal and consulting fees and insurance.

Three Months Ended September 30, 2009 Compared to September 30, 2008

Employee compensation and related benefits decreased as a result of our incentive and bonus compensation being lower than the prior year based on decreased trading results.

Exchange, clearing and brokerage fees decreased primarily as a result of decreased trading within the options market making business.

Nine Months Ended September 30, 2009 Compared to September 30, 2008

Employee compensation and related benefits decreased as a result of our incentive and bonus compensation being lower than the prior year based on decreased trading results.

Exchange, clearing and brokerage fees decreased primarily as a result of reductions in inventory positions and reduced trading within the options market making business.

Extinguishment of debt income or expense in each period is due to the acceleration of debt issuance costs and a call discount or premium on the early retirement of portions of our public debt.

Liquidity and Capital Resources

As of September 30, 2009, we had $4,004 million in assets, of which $157.3 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within 30 days and cash and securities segregated under federal regulations. Since our new options market making team joined us in April 2009, our options market-making positions (and therefore our condensed consolidated statement of financial condition) increased significantly toward historical levels in connection with their trading activities.

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

As of September 30, 2009, our remaining long-term indebtedness was the $189.3 million aggregate principal amount of our outstanding 11% Senior Notes that mature in May 2012.

At September 30, 2009, our net cash capital position was $94.6 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, statement of financial condition composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $113.9 million.

	($ millions)
	9/30/2009	9/30/2008
Cash Capital Available:
Stockholders’ equity	$398.4	$460.0
Long term debt > 1 year	189.3	209.9
Other holding company liabilities	39.1	40.2

Total cash capital available	$626.8	$710.1

Cash Capital Required:
Regulatory capital (1)	$75.6	$79.4
Working capital	125.9	157.1
NYX unrestricted shares	90.6	81.7
Illiquid assets/long-term investments	166.1	197.8
Subsidiary intercompany (2)	74.0	10.3

Total Cash Capital Required	$532.2	$526.3

Net Cash Capital (1)	$94.6	$183.8

(1)	Included in Net Cash Capital is short term receivables from leverage loan transactions due within a 21 day period.
(2)	Intercompany transfers are demand notes and are not considered regulatory capital of subsidiaries.

“Cash Capital Available” is mainly comprised of stockholders’ equity, long term debt, subordinated debt and other liabilities of our parent holding company w hich, in the aggregate, constitute the currency used to purchase our assets and provide our working capital. This amount will principally be affected as debt matures or is refinanced and as earnings are retained or paid as dividends. “Cash Capital Required” mainly consists of the assets used in our businesses. Regulatory capital is defined as capital required by the SEC and applicable exchanges to be maintained by broker-dealers. It is principally comprised of cash, net equities, other investments and net receivables from other broker-dealers. Working capital constitutes liquid assets provided to our subsidiaries in excess of the required regulatory capital. Illiquid assets and long term investments are mainly comprised of exchange memberships, intangible assets, such as goodwill, tradename, deposits, deferred taxes and non-marketable investments. “Net Cash Capital” is considered to be the excess of Cash Capital Available over Cash Capital Required, or “free cash,” which we can utilize to fund our business needs.

During the first nine months of 2009, the holding company increased intercompany loans to the market making segment in order to reduce our inventory financing costs and made additional repurchases of our outstanding common stock. These expenditures represent the majority of the decrease in available cash at the holding company from September 30, 2008 to September 30, 2009.

Our management has always viewed its core assets to be its trading equity in brokerage accounts, which consist of net financial instruments, broker/dealer receivables/payables, and cash available at the holding company and subsidiaries. Effectively, these are the liquid assets used primarily to provide liquidity in the market making and institutional brokerage businesses, as well as grow our Company.

	($ millions)
	9/30/2009	9/30/2008
Market Making	$260,228	$264,064
Institutional Brokerage	25,445	29,379

Net Trading Equity	285,673	293,443
Holding company cash	94,588	183,792
NYX position	90,571	122,512

Net liquid assets	$470,832	$599,747

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in the short-term to generate cash to meet debt maturities or other business needs. More precisely, as of September 30, 2009, we have identified the following alternative funding measures to support future debt maturity requirements:

1.	Collect intercompany loan balances;

2.	Reduction of excess capital at LaBranche & Co. LLC to only required NLA (i.e., declare and pay a dividend to the holding company of excess NLA);

3.	Our NYX shares, as previously discussed, can be either sold or held as qualifying regulatory capital;

4.	Liquidation of available net invested capital at certain subsidiaries.

Alternative Funding Measures
($ millions)

Intercompany advance	$59.0
Excess regulatory capital at subsidiaries (1)	28.8
NYX shares (2) (3)	26.4
Net cash capital	94.6
Other investments (4)	4.2

Total cash available from alternative funding measures	$213.0

(1)	Subject to regulatory approval prior to distribution to the holding company.
(2)	Computed on an after-tax basis and after a $33.1 million reduction for NYX shares used as regulatory capital.
(3)	Based on NYX price of $28.89 per share on September 30, 2009.
(4)	After tax proceeds of hedge fund investments

Following our repurchases of senior and subordinated debt over the past three years, we maintain our ability to repurchase in whole or in part the remaining senior notes at any time up to the maturity date, in May 2012, without materially impacting the current operations at any of our trading subsidiaries. Our outstanding senior notes in the aggregate principal amount of $189.3 million are currently trading below par in the open market.

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

Our outstanding senior notes were issued pursuant to an indenture which includes certain covenants that, among other things, limit our ability to make certain investments, engage in transactions with stockholders and affiliates, create liens on our assets and sell assets or engage in mergers and consolidations, except in accordance with certain specified conditions. In addition, our ability to make so-called “restricted payments,” such as incurring additional indebtedness (other than certain “permitted indebtedness”), paying dividends, redeeming stock or repurchasing subordinated indebtedness prior to maturity, is limited if our consolidated fixed charge coverage ratio is at or below a threshold of 2.00:1. The “consolidated fixed charge coverage ratio” reflects a comparison between (1) our consolidated earnings before interest, taxes, depreciation and amortization expenses, or “EBITDA,” and (2) the sum of our consolidated interest expense and a tax-effected multiple of any dividend payments with respect to our preferred stock, and this ratio is calculated as of the end of the most recently completed fixed quarter on a trailing four quarter basis. As of September 30, 2009, our consolidated fixed charge coverage ratio, as defined, was 0.8:1, which means we currently cannot make “restricted payments” exceeding an aggregate of $15.0 million over the life of the indenture. Even though our fixed charge coverage ratio is below 2.00:1, we are still in compliance with all our covenants under the indenture. This ratio is negatively impacted by operating losses in the last three quarters in the trailing four quarter EBITDA look back period.

When our fixed charge ratio is above 2.00:1, the indenture governing our outstanding senior notes enable us to make cumulative “restricted payments” in an amount that is not greater than (i) the sum of (A) 50.0% of our cumulative consolidated net income, as defined in the indenture, since July 1, 2004 (or, if such calculation is a loss, minus 100.0% of such loss) and (B) 100.0% of the net cash proceeds received from any issuance or sale of our capital stock since July 1, 2004, plus (ii) $15.0 million. If our cumulative “restricted payments” since May 18, 2004 at any time exceeds this restricted payment calculation, we will not be able to make any additional restricted payments. However, this calculation is recomputed each quarterly calendar period as allowed under the covenants in the indenture. As of September 30, 2009, 50% of our cumulative consolidated net income since July 1, 2004 was $54.1 million, and we had received approximately $7.6 million of cash proceeds from the issuance and sale of LAB stock subsequent to the issue date since July 1, 2004. As explained above, however, our “fixed charge coverage ratio” currently is below 2.00:1 and accordingly, we currently are unable to make restricted payments greater than the $15.0 million “basket” described above. We cannot be sure if, or how long this covenant will prevent or limit us from making restricted payments in the future.

In April of 2008, our Board of Directors authorized a $40.0 million share repurchase plan and in July 2009 increased the authorization by an additional $25.0 million making the total share repurchase program $65.0 million. To date, since the Board if Directors authorized these repurchases, we have repurchased an aggregate 9.5 million of our shares under this plan for approximately $37.7 million, or an average price of $3.73 per share. We have funded, and will continue to fund, our share repurchases through a combination of cash from operations and excess cash at our holding company, dependent upon market conditions. As discussed above, the indenture governing our outstanding senior notes permits us to redeem some or all of the senior notes due 2012 on or after May 15, 2009 at varying redemption prices, depending on the date of redemption. In addition, under the terms of the indenture, if we sell substantially all our assets or experience specific kinds of changes in control, we will be required to offer to repurchase outstanding senior notes, on a pro rata basis, at a price in cash equal to 100.0% and 101.0% of their principal amount, respectively, plus accrued and unpaid interest, if any, to the date of purchase.

Any time we repurchase our outstanding senior notes, our fixed-term interest payments are correspondingly reduced. During 2008 we repurchased an aggregate of $199.8 million aggregate principal amount of our outstanding 9 1/2 % Senior Notes due 2009 and an aggregate of $60.6 million aggregate principal amount of our outstanding 11% Senior Notes due 2012. These purchases of our outstanding senior notes resulted in annual interest savings of approximately $25.7 million. On April 3, 2009, we purchased an aggregate of $10.0 million principal amount of its outstanding 11% Senior Notes due May 2012 below par. The purchase of the debt will result in an annual interest savings of $1.1 million. Our remaining outstanding debt, in the amount of $189.3 million, has available maturities and calls over the three-year period 2009 through 2012 to allow us maximum flexibility in satisfying the debt servicing payments and/or sufficient time to refinance the long-term debt, if necessary. As of September 30, 2009, under the calculation of the fixed charge ration described above, if we were to repurchase at least an additional $116.8 million of our outstanding senior notes, we would be entitled under the indenture to give pro forma effect to the repurchase and our fixed charge ratio would again exceed 2.00:1. The debt is redeemable at redemption prices of 102.75% on or after May 15, 2009 and 100.0% on or after May 15, 2010 and we are entitled under the indenture to make open-market purchases of our outstanding senior notes at any time.

Our “Other liabilities” of $12.7 million reflected on the accompanying 2009 condensed consolidated statement of financial condition are principally comprised of uncertain tax positions pursuant to ASC 740 (FIN 48). Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

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

As a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of September 30, 2009 and December 31, 2008, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $102.0 million and $119.4 million, respectively, which exceeded the minimum requirements by $101.0 million and $118.6 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.02 to 1 and 0.10 to 1, respectively.

The NYSE generally requires its market-maker firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA, their position requirement. As of September 30, 2009, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $69.9 million, and its actual NLA, as defined, was $95.3 million. As of December 31, 2008, LaBranche & Co. LLC’s minimum required dollar amount of NLA, as defined, was $73.7 million and its actual NLA, as defined, was $112.7 million. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates.

The minimum required dollar amount of NLA fluctuates daily and is computed by adding two components. The first component is equal to $0.25 million for each one tenth of one percent (.1%), prior to February 2008 the first component was equal to $1.0 million for each one tenth of one percent (.1%), of the aggregate NYSE transaction dollar volume in a cash equities DMM organization’s allocated securities, as adjusted at the beginning of each month based on the prior month transaction dollar volume. The second component is calculated either by multiplying the average haircuts on a DMM organization’s proprietary positions over the most recent twenty days by three, or by using an NYSE-approved value at risk (“VAR”) model. Based on this two part calculation, LaBranche & Co. LLC’s NLA requirement could increase or decrease in future periods based on its own trading activity and all other DMMs’ respective percentages of overall NYSE transaction dollar volume.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of September 30, 2009 and December 31, 2008, LFS’ net capital, as defined, was $27.2 million and $29.8 million, respectively, which exceeded minimum requirements by $26.2 million and $28.8 million, respectively.

LFS is also subject to SEC Rule 15c3-3 because it maintains a soft dollar program that may result in credit balances to such clients. To comply with its September 30, 2009 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.2 million. As of January 5, 2009, to comply with its December 31, 2008 requirement, cash and U.S. Treasury Bills in the amount of $1.9 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.5 million.

As a registered broker-dealer and NYSE/Amex member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE/Amex (through FINRA). LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2009 and December 31, 2008, LSP’s net capital, as defined, was $44.2 million and $135.7 million, respectively, which exceeded minimum requirements by $39.5 million and $130.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 1.61 to 1 and ..54 to 1, respectively.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, the NYSE/Amex and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2009 and December 31, 2008, LSPD’s net capital, as defined, was $2.5 million and $2.7 million, respectively, which exceeded its minimum requirement by $2.5 million and $2.7 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on both dates was .02 to 1.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, our capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of September 30, 2009 Tier 1 capital, as defined, was $49.2 million which exceeded the total variable capital requirement by $2.9 million. At December 31, 2008 Tier 1 capital, as defined, was $25.5 million which exceeded the total variable capital requirement by $19.0 million.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at September 30, 2009 and December 31, 2008) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at September 30, 2009 and December 31, 2008) and the variable required liquid capital as defined in the FRR. We monitor our compliance with the requirements of the FRR on a daily basis. As of September 30, 2009, LSPH’s liquid capital, as defined was $0.9 million, which exceeded its minimum requirements by $0.5 million. As of December 31, 2008, LSPH’s had negative liquid capital, as defined of $0.1 which was in deficit of its minimum requirements by $0.5. In January and August 2009, LSPH received $1 million and $0.6 million, respectively, of share capital from its parent to increase the company’s regulatory capital above the minimum requirement.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and NLA, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the NYSE/Amex and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. In particular, even as amended, LaBranche & Co. LLC’s NLA requirement limits our ability to utilize a substantial portion of our liquid assets for other corporate purposes.

Cash Flows

Our cash and cash equivalents decreased $148.6 million to $155.6 million during the nine months ended September 30, 2009. The decrease was primarily due to a pre-tax operating loss of $48.4 million, a $61.3 million increase in working capital, $19.3 million for the purchase of treasury stock, $10.0 million for the purchase of our public debt, $1.7 million for capital asset additions and $8.7 million for tax payments offset by a $0.9 gain related to the purchase of our public debt.

Credit Ratings

Our outstanding senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing.

In September 2007, Moody’s Investor Services changed its credit rating of our outstanding senior notes from B1 to B2, which continues to be our rating at September 30, 2009, but continued a stable outlook due to our high quality balance sheet and improved liquidity.

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

Contractual Obligations

During the first nine months of 2009, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2008, as described in our 2008 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Due to regulatory requirements that prescribe communication barriers between our broker-dealer subsidiaries, we employ different compliance risk management procedures at each such subsidiary. These risk processes are set forth below:

Our Cash Equities DMM Risk Management Process

Because our cash equities activities on the NYSE expose our capital to significant risks, managing these risks is a constant priority for us. Our central role in the HYBRID market helps us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our DMM obligations. We have developed a risk management process at our LaBranche & Co. LLC subsidiary that is designed to balance our ability to profit from our DMM activities with our exposure to potential losses and compliance risk. This risk management process includes participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains, DMMs and chief risk officer. These parties’ roles are as follows:

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

Floor Management Committee. Our NYSE floor management committee is currently composed of three post managers on the NYSE-floor. This committee is responsible for formulating and overseeing our overall risk management procedures and trading guidelines with the executive operating committee for each of our DMM stocks. The post managers generally meet with their floor captains and the Executive Operating Committee on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for particular DMM stocks. We also employ a “wheel manager” who ensures that the floor is adequately staffed at all times. In addition, the post managers, the wheel manager and floor captains are always available on the trading floor to review and assist with any unusual trading situations reported by a floor captain, and to assist and or provide necessary staff to assist on break-out or intense trading situations. Our floor management committee reports to our executive operating committee about each of these trading situations as they occur. Our floor management committee also trains other DMM and trading assistants on a regular basis on new rules and/or interpretations from the NYSE with respect to our DMM obligations and guidelines, with the assistance of our compliance department. The post managers generally meet with the DMMs on their post at least once a week to evaluate each DMM’s adherence to our risk management procedures and trading guidelines, as well as to review compliance reports generated by the compliance department in monitoring and reviewing DMM trading activities.

Floor Captains. We currently employ three floor captains who monitor the activities of our cash equities DMMs throughout the trading day from various positions at our trading posts. In addition, the floor captains are readily available to assist our DMMs in determining when to deviate from procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains report these unusual situations and any deviations from these procedures and guidelines to their respective post managers.

DMMs. Our DMMs conduct electronic and, at times, manual trading of our DMM stocks based upon the conditions of the marketplace. In doing so, DMMs observe our risk management procedures and trading guidelines in tandem with their responsibility to create and maintain a fair and orderly market. DMMs promptly notify a floor captain or post manager of any unusual situations or market conditions requiring a deviation from our procedures and guidelines.

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

Electronic Exception Reports. We have implemented a system of electronic rule exception reports at our LaBranche & Co. LLC subsidiary to monitor our compliance with NYSE and SEC rules. These reports are generated on a daily basis, from one to three days after each trading day, and are the result of significant development efforts from our technology group, with advice of our compliance and legal staff. Our compliance staff reviews these exception reports daily, and in the event an exception is detected, the exception is researched in detail by our on-floor compliance officer or another compliance officer to determine if a compliance issue is found. If a compliance issue is detected, we make an effort to correct the problem and conduct training of our DMMs and/or distribute compliance bulletins to ensure our DMMs understand the rule and processes going forward. Certain detected issues are discussed at monthly compliance committee meetings.

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

In connection with our market-making activities, we are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, U.S. Government securities, corporate securities, futures and foreign currencies for which we are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. We are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE, the NYSE/Amex and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, we may be required to purchase or sell financial instruments at a loss.

We enter into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter options, and swaps. Derivative transactions are entered into for trading purposes. Our derivatives trading activities exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets.

Our traders purchase and sell futures, options, the stocks underlying certain ETF and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs market-making activities are responsible for monitoring these risks. These managers utilize proprietary and third-party software applications, as well as information received directly from the traders, to monitor market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue to senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Our options, futures and ETFs trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, which reduces potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2008	$(11,382)	$(370)	$0	$2,290	$7,070
March 31, 2009	$4,152	$1,114	$0	$1,157	$3,724
June 30, 2009	$(38,822)	$(8,928)	$0	$2,643	$1,497
September 30, 2009	$(9,043)	$(2,046)	$0	$413	$(15,120)

The modeling of the risk characteristics of our trading positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no standard methodology for estimating this risk, and different methodologies would produce materially different estimates. The zero percent change column represents the profit or loss our options, futures and ETFs market-making operations would experience on a daily basis if the relevant market remained unchanged.

Foreign Currency Risk & Interest Rate Risk

In connection with the trading of U.S.-registered shares of foreign issuers in connection with our cash equities market-making operations, we are exposed to varying degrees of foreign currency risk. The pricing of these securities is based on the value of the ordinary securities as denominated in their local currencies. Thus, a change in a foreign currency exchange rate relative to the U.S. dollar will result in a change in the value of U.S.-registered shares in which we are a market-maker.

Our ETF market-makers trade international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rates. We, therefore, hold various foreign currencies in order to lessen the risks posed by changing foreign currency exchange rates. In addition, LSP trades derivatives denominated in foreign currencies, which creates exposure to foreign currency risk.

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2008	$(2,420)	$(807)	$807	$2,420
March 31, 2009	$1,032	$344	$(344)	$(1,032)
June 30, 2009	$4,262	$1,421	$(1,421)	$(4,262)
September 30, 2009	$(869)	$(290)	$290	$869

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in foreign currency exchange rates, security prices, volatility, interest rates and other related factors.

As market makers in options, ETFs and futures, we generally maintain large market maker positions. Historically, we have been operating in a low and moderate interest rate market. As such, we may be sensitive to interest rate increases or decreases and/or widening credit spreads may create a less favorable operating environment for this line of business.

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of September 30, 2009, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business.

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

The amount of risk related to our execution and clearance activities are linked to the size of the transaction, market volatility and the creditworthiness of customers and brokers. Our largest transactions involved those for institutional customers.

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

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2008	$(766)	$(255)	$0	$255	$766
March 31, 2009	$(204)	$(68)	$0	$68	$204
June 30, 2009	$(331)	$(110)	$0	$110	$331
September 30, 2009	$(561)	$(187)	$0	$187	$561

Operational and Technology Risk

Operational risk relates to the risk of loss from external events, and from failures in internal processes or information systems. In each of our business segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE and other exchanges, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE cash equities market making operations constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we have invested, along with the NYSE, in real-time, on-line systems affords management instant access to specific trading information at any time during the trading day, including:

•	our aggregate long and short positions;

•	the various positions of each of our trading professionals;

•	our overall position in a particular stock; and

•	capital and profit-and-loss information on an aggregate, per market maker or per issue basis.

Our information systems send and receive data from the NYSE through dedicated data feeds. The NYSE supplies us with DMM position reporting system terminals both on the trading floor and in our offices. These terminals allow us to monitor our NYSE DMM trading profits and losses, as well as our positions. Our options, futures and ETFs DMM and market-making operations utilize proprietary and third-party software applications to monitor our positions and profits and losses on a real-time basis.

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

We have developed and implemented a business continuity plan, which includes a comprehensive disaster recovery plan. We have a back-up disaster recovery center in New York, outside of Manhattan, and Chicago as well as redundant trading facilities in London, England and Hong Kong.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings since the March 16, 2009 filing of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”), the May 11, 2009 filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “First Quarter 10-Q”) and the August 10, 2009 filing of its Quarterly Report on Form 10-Q for the second quarter of 2009 (the “Second Quarter 10-Q”), except as follows:

NYSE Specialists Securities Litigation. On October 1, 2009, the petition seeking permission to appeal the Court’s Order certifying the class was denied.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2008 Form 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2008 Form 10-K, the First Quarter 10-Q, the Second Quarter 10-Q and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

In April of 2008, our Board of Directors authorized a $40.0 million share repurchase plan and in July 2009 increased the authorization by an additional $25.0 million making the total share repurchase program $65.0 million. However the Company is currently limited to $15 million of potential share repurchases after September 30, 2009 due to the restricted payments allowance terms pursuant to our public debt covenants. In the third quarter of 2009, we repurchased an aggregate of 42,500 shares at a cost of approximately $0.2 million, as set forth by month in the table below.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2009	42,500	$3.75	159,877	(1)

Total	42,500	$3.75	159,877	(1)

(1)	Since board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

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

Certain statements contained in this report, including without limitation, statements containing the words “believe,” “intend,” “expect,” “anticipate” and words of similar import, also may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that any such forward-looking statements are not guarantees of future performance, and since such statements involve risks and uncertainties, our actual results and performance and the performance of the specialist and market-making industry as a whole, may turn out to be materially different from the results expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We also disclaim any obligation to update our view of any such risks or uncertainties or to publicly announce the result of any revisions to the forward-looking statements made in this report.

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2009	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No. Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2009.