Form 10-K
period 2009-12-31
LABRANCHE & CO INC
filed 2010-03-16
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on June 30, 2009, was approximately $150.6 million. Shares of Common Stock beneficially held by each officer and director and by each person who owns 10 percent or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Common Stock outstanding as of March 12, 2010 was 42,947,856.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders to be held on May 18, 2010 are incorporated by reference in this Annual Report on Form 10-K in response to Part II, item 5 and Part III, items 10, 11, 12, 13 and 14.

LaBranche & Co Inc.

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2009

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

Overview

LaBranche & Co Inc. (“we”, “our”, “us”) is the parent corporation of LaBranche Structured Holdings, Inc.(“LSHI”), the holding company for a group of entities that are and market-makers in options, futures and exchange-traded funds, or “ETFs,” traded on various exchanges. LSHI’s subsidiaries’ now generate the majority of the collective revenues of our market-making businesses, which is referred to in this Annual Report as our Market-Making segment. LSHI’s subsidiaries are:

•	LaBranche Structured Products, LLC, a New York limited liability company (“LSP”);

•	LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”);

•	LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”);

•	LaBranche Structured Products Direct, Inc. (“LSPD”), a New York corporation; and

•	LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), which is now dormant and is no longer registered with the SEC as a broker-dealer.

LSP is a registered broker-dealer that operates as a market-maker in equity, index and ETF options, ETFs and futures on the NYSE Amex Exchange, the NYSE Arca Exchange, the New York Board of Trade (“NYBOT”), the Philadelphia Stock Exchange (“PHLX”), and the Chicago Board Options Exchange® (“CBOE”). LSPE is a broker-dealer registered with the United Kingdom’s Financial Securities Authority and operates primarily as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext Exchanges. LSPH is a broker-dealer registered with Hong Kong’s Securities and Futures Commission and operates as a market-maker for ETFs and engages in hedging transactions in Asia. LSPD is a Financial Industry Regulatory Authority (“FINRA”) member firm that is authorized to act as an institutional execution firm in derivative and structured products, but currently does not engage in any operations. LSPS, which has been inactive since it ceased operations in October 2007, was a registered broker-dealer and operated as a specialist in ETFs traded on the NYSE.

We are also the parent of LaBranche & Co. LLC, which was one of the oldest and largest designated market-makers (previously called specialists) in equity securities listed on the New York Stock Exchange (“NYSE”) until January 22, 2010, when we sold the designated market making operations of LaBranche & Co. LLC to Barclays Capital Inc., a division of Barclays Bank PLC (“Barclays”) for $25 million plus the value of LaBranche & Co. LLC’s net trading inventory.

LaBranche Financial Services, LLC (“LFS”), is a FINRA Member Firm that provides securities execution, fixed income and professional trading brokerage services to institutional investors and is also a market-maker in over-the-counter, bulletin board and pink sheet securities.

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

Our business principally operates in two separate segments: the Market-Making segment and the Institutional Brokerage segment. Our Market-Making segment currently includes the operations of LSP, LSPE, LSPH and LSPD (and formerly also included the operations of LaBranche & Co. LLC and LSPS prior to their sale and cessation of business, respectively). As of December 31, 2009, the entities within our Market-Making segment were market-makers on the NYSE (“LaBranche & Co. LLC”), the NYSE Amex Exchange, the NYSE Arca Exchange, the NYBOT, the PHLX, and the CBOE. Collectively, since the sale of LaBranche & Co. LLC’s designated market maker business, our Market-Making segment is comprised of market makers for 3 futures and 114 ETFs on the NYSE Amex Exchange, PHLX, NYBOT and other exchanges, and are market-makers for ETFs, options and futures on various exchanges.

Our Institutional Brokerage segment currently includes the operations of LFS, which provides securities execution to institutional clients and professional traders. LFS’ central focus is to bring the customer closer to the point of sale and provide price discovery at the highest possible speed and lowest possible cost. LFS also is a market-maker in over-the-counter, bulletin board and pink sheet securities serving as a liquidity provider in those securities. The Institutional Brokerage segment also includes an agency business that trades high-yield debt on behalf of its institutional customers and also acts as agent for our holding company in transactions concerning leveraged loans and commercial loans.

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

Recent Changes to the Capital and Business Structure of LaBranche

We have undergone substantial changes in the first quarter of 2010. On January 22, 2010, we completed the sale of LaBranche & Co. LLC’s designated market maker operations on the NYSE and all of its net designated market maker positions to Barclays. Under the terms of the transaction, we received $25 million in cash plus the value of LaBranche & Co. LLC’s net trading inventory and we retained all cash and other non-designated market maker assets, including our shares of NYSE Euronext, Inc. stock (the “NYX shares”) and $76 million in capital that we no longer are required to maintain at LaBranche & Co. LLC in connection with the designated market maker operations.

In addition, on February 15, 2010 (the “Redemption Date”), we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt. On the Redemption Date, all of our remaining note holders were paid 102.75% of the principal amount of their notes, plus accrued and unpaid interest thereon up to the Redemption Date. Therefore, as of February 15, 2010, we have no remaining outstanding public debt, resulting in a reduction of our interest expense by approximately $21 million per year. On January 22, 2010, we satisfied and discharged the indenture governing our outstanding public debt by irrevocably depositing with U.S. Bank National Association (the Trustee for the indebtedness) cash in an amount sufficient to pay the full amount of the redemption price for the Senior Notes on the Redemption Date, together with irrevocable instructions directing U.S. Bank to apply such funds to the payment of the Senior Notes on the Redemption Date. Thus, as of January 22, 2010, we were no longer obligated or restricted under the indenture governing our public debt.

In addition, on January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and we repurchased an aggregate of 8,539,667 shares of common stock (which was equal to the total number of shares tendered), at a price of $4.60 per share, for a total tender price of $39.3 million, constituting the purchase of an aggregate of 16.6% of our shares. The repurchase of the shares tendered, combined with the 10,937,769 shares repurchased by us pursuant to Board-authorized purchases over the past 18 months, have resulted in our repurchasing an aggregate of 19,477,436 shares of our common stock under our repurchase program, which constitutes a repurchase of an aggregate of 31.2% of our outstanding shares of common stock to date under our board-authorized repurchase programs. Upon completion of the tender offer, LaBranche and Co Inc. has approximately 42.9 million shares issued and outstanding. Following completion of the tender offer, we have approximately $60.7 million in board-authorized repurchases remaining under our repurchase program. Repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

Following these capital and business transactions, we are a much different company going forward. Our Market Making segment has now shifted its focus solely to providing liquidity in derivative products such as equity, index, ETF and foreign currency options, ETFs and futures, rather than also focusing on the cash-equity securities that were the focus of LaBranche & Co. LLC’s specialist and, subsequently, designated market maker business. The derivative products in which we are making markets have not changed materially from historical periods, other than that market-making in these products represent our entire Market-Making segment operations.

In addition, we are no longer hampered by the significant interest expense on our public indebtedness. Historically, the operating expense related to our outstanding debt has been the negative carry to our firm, which was the interest we paid on our outstanding indebtedness, less the interest income we received as a result of having that cash on-hand. Our negative carry prior to the repurchase of all our debt reached a high of approximately $5.4 million per quarter due to the collapse of the interest rates to between 0% to .25% which has now been eliminated, and now we will have no negative carry. The elimination of this negative carry will enable us to use our capital more efficiently and with greater flexibility. We believe that these events, combined with the $76 million that was freed up from the net liquid asset requirement of our designated market maker business and the $25 million in cash proceeds from the sale of our designated market maker business to Barclays has enabled us to restructure, pursuant to the debt and stock repurchases described above, into a more flexible company that is better able to take advantage of opportunities as the financial services industry continues to evolve following the financial crises of 2008 and 2009.

The services offered by our Institutional Brokerage segment have remained relatively unchanged following our capital and business reorganization. Our Institutional Brokerage segment continues to provide execution, fixed income and brokerage services to institutional investors. However, changes in the institutional brokerage environment for firms our size and decreased volumes in late 2009 and early 2010 have forced us to take additional initiatives to cut expenses and reduce headcount in order to rationalize the costs and orderflow of these businesses. These expense reductions were made following the hires of additional sales and position traders in 2008 and early 2009 to address what we thought would be opportunities in that environment when traders were leaving bulge bracket firms. However, the perceived opportunities did not fully materialize and our cost structure continued to pose challenges to improving our Institutional Brokerage segment results. Despite these reductions, we believe that we still offer a competitive, high-touch execution platform for our institutional clients and we continue to make markets in over-the-counter and pink sheet securities and focus on our fixed income business that engages in sales and positional trading of bank and credit bank loans. We are also in the process of diversifying our institutional brokerage business to now offer interdealer broker services to our customers in equity and index options. We believe that our institutional brokerage business provides us with the ability to leverage our market trading philosophies and expertise, while meeting the needs of and providing more diverse products to our institutional customers.

Our Market-Making Segment

Our Market-Making Business Model

Our Market-Making segment consists of registered broker-dealers that operate as market makers in equity options, index options, ETF options, foreign exchange options, futures, structured notes and ETFs and engage in hedging and market risk mitigation trading in securities directly related to our market making operations. We have trading operations in both domestic and global securities markets in which our provision of liquidity is necessary and advantageous to the markets in which we operate. Our main goals are to provide liquidity to the markets and to profit from dynamically changing market prices and from quoting at the national best bid and offer, or “NBBO,” in each case through the use of both technology and human judgment. We believe that our participation in the markets improves market quality and, as a result, lowers trading costs to market participants. Our market-making and liquidity provision activities are performed algorithmically, manually or telephonically by furnishing bona fide competitive bid and offer quotations continuously or regularly upon request and being willing and able to effect transactions at those quotes in marketable quantities. Our manual and telephonic trading is done based on advanced fair value models, which we have proprietarily developed internally.

Our goal is to provide quotations and interact with order flow globally both telephonically with other broker-dealers and through electronic trade messaging and over a scalable platform of market-making algorithms that can interact with all securities markets. We have been in constant transition over the past several years in order to adapt to the evolution of securities markets to electronic platforms, especially since the implementation of Regulation NMS, which became effective in March 2007, and the NYSE’s new market model, which commenced in late December 2008, generally providing for electronic trading on national market systems to provide for the fastest possible execution.

We believe our future success will depend, to a great extent, on our technology and our trading personnel. Therefore, we have developed systems that embed pricing and risk parameters to continuously quote hundreds of securities simultaneously across many markets and depend on our automated fair value models and experienced traders to provide competitive bid and ask quotations upon request from other broker-dealers, particularly those with large sized orders in derivative products that cannot obtain competitive liquidity pricing by placing those orders in small sizes over one or more automated markets. Although regulatory requirements that govern some of our market-making have historically prevented us from combining all these activities into one broker-dealer, particularly in light of our former NYSE designated market maker operations, we have developed a capability for fully integrated position trading should the opportunity arise. Due to recent events, including the sale of our designated market maker business, there is less duplication in many of our administrative functions, and we are exploring an initiative to combine broker-dealers in order to achieve capital and operational efficiencies while still complying with regulatory and procedural requirements. We cannot currently estimate the timing or achievability of this potential combination of broker-dealers but we are committed to making our domestic broker/dealer operations more integrated and less “silo” structured as was required in the past by regulation.

The focus of our market-making operations has been shifting over the past several years from our traditional auction based specialist model in cash equity securities on the NYSE and AMEX and equity options listed on the AMEX, to a more electronic and diversified approach to being market-makers in a variety of cash equity and derivative securities, such as ETFs, ETF options, index options and futures across many different exchanges. We are in the process of developing and enhancing our market-making operations domestically and abroad, in Europe and Asia. We believe that as markets continue to evolve and develop worldwide and as new securities, such as ETFs continue to develop abroad, the desire for liquidity providers such as us continues to grow. This shift has culminated in the sale of our designated market maker business in January 2010 and we see our continued focus on derivative products market-making as an opportunity for our current and future growth.

Our adaptation to the automation and globalization of derivative securities markets is further evidenced by our January 2005 formation of LSPE to be a market-maker for ETFs traded on the London Stock Exchange, Euroex and Euronext exchanges and our August 2005 formation of LSPH to be a market-maker in ETFs traded in Hong Kong and to conduct hedging transactions in Hong Kong markets related to our market-making activities. LSPE became a registered broker-dealer with the FSA in March 2006, and LSPH registered as a broker-dealer with Hong Kong’s SFC in October 2006.

Our international market-making operations have grown since inception and their results have continued to grow in 2009. LSPE experienced significant growth in 2008 and 2009 and continues to contribute significant revenues to our Market-Making segment. LSPE has established new relationships with a number of British and European order providers, and benefitted from a general increase in trading activity. We plan to continue our investment in LSPE and to pursue opportunities in international ETFs and indexes as they arise. The operations of our LSPH subsidiary are still being developed, and we are working toward making LSPH an important part of our market-making activities. Currently, a large portion of the trading that could be done by LSPH is being performed by LSPE due to cost and operational efficiencies, although that may change in the future. LSPH, however, has been developing its own options and ETF market making capabilities and, although we focused more of our attention in 2009 to domestic options market making and the growth of our London subsidiary, LSPE, we intend to grow LSPH in Asia using the same model of operations we used for LSPE in 2008 and 2009. By expanding our market-making presence abroad in Europe and Asia, we believe we are further strengthening and diversifying the product and market base in our Market-Making segment, which will further our strategy of meeting the liquidity provision challenges in an increasingly electronic and global marketplace.

We will continue to seek to leverage our liquidity providing expertise further internationally and are continually striving to enhance current relationships and establish new ones with entities that trade or provide order flow in the Australasian region.

The Evolution of the Specialist and Market-Making Industry

Historically, trading of securities on the NYSE and other listed securities markets was conducted through a process managed by the specialist for each security. Effective December 2008, specialists on the NYSE became “DMMs” but the role of the DMMs have been essentially the same as the specialist, although the way in which we satisfied our obligations and injected liquidity had become more electronic and required less human intervention prior to the sale of our DMM business in January 2010. On the NYSE, the DMM is a broker-dealer who applies for and, if accepted, is assigned the role to maintain a fair and orderly market in the securities for which it is selected. The number of DMM firms on the NYSE has decreased substantially over the past ten years due to consolidation within the industry, and this consolidation largely occurred before the implementation of the NYSE’s new market model. In 2009 and early 2010, there was additional consolidation of DMM firms with the sale of Van der Moolen’s specialist business to Lehman Brothers and subsequent sale of Lehman Brothers to Barclays and with Susquehana Investment Group giving up its DMM business in 2009. In addition, on January 22, 2010, we sold our DMM business to Barclay Capital Inc. for $25 million. Until we sold our DMM operations to Barclays, our competitors in the NYSE cash equities DMM business were Spear, Leeds & Kellogg Specialists LLC (a division of Goldman Sachs Group), Bank of America Specialists, Kellogg Specialist Group and Barclays.

On the NYSE Amex Exchange and the ETF portion of the NYSE Arca Exchange (both of which exchanges list the securities formerly traded on the AMEX), specialist firms competed for a listing through an allocation process organized by the NYSE Alternext. An allocation committee of the exchange selects the specialist firm for each security based on specified criteria, giving weight to the desires of the listed company. In the second half of 2008, all of the ETFs that had previously been listed on the NYSE Amex Exchange (formerly, the AMEX), the lead market maker for each ETF listed on the NYSE Arca exchange is chosen either by the exchange or the ETF issuer. In March 2008, LSP sold its equity options specialist operations to another AMEX options specialist for an immaterial amount. Upon completion of this transaction, LSP retained its ETF, ETF option and index option lead market-making operations, as well as all of its current market-making operations.

In addition to normal market making functions, a lead market-maker in ETFs may provide “seed” money to the ETF by creating ETF shares by purchasing and depositing a group of securities and/or cash into the fund. Due to the evolution of the specialist and market-making functions into more similar roles, there is little difference in the lead market-makers and market-makers for ETFs; thus, the need for seed money has diminished. However, we may still seek to inject seed money into some ETFs when the opportunity arises in order to provide additional services to our ETF issuers, both domestically and internationally.

In connection with the operation of our DMM business prior to the sale in January 2010, the DMM firm’s purchase and sale of its DMM securities as principal were based on obligation or inclination. For example, the DMM firm may have been obligated to buy or sell its DMM securities to counter short-term imbalances in the market, thus helping to maintain a fair and orderly market in that stock. At other times, the DMM firm may have been inclined to buy or sell the securities as principal based on market conditions, but in many cases, had to re-enter the market on the opposite side of its last trade in order to bring fairness and continuity to the market. In actively-traded securities, the DMM firm continually bought and sold its securities at varying prices throughout each trading day. The DMM firm’s goal and expectation is to profit from small differences in the prices at which it buys and sells these securities. Historically, before specialists became DMMs under the new market model, the specialist firm’s trading practices were subject to a relatively large number of restrictions, but a large number of these restrictions were removed under the new market model due to the removal of some of the informational advantages that had existed prior to December 2008. The changes brought on by the new market model had hampered our DMM’s profitability in 2009, especially considering the decline in volumes on the NYSE and the significant increase in volumes in off-NYSE electronic marketplaces and so-called “dark pools.” These market structure changes and increase electronic market competitors were important factors that shaped our decision to sell LaBranche & Co. LLC’s DMM business in January 2010. We felt that the market-making opportunities in derivative products represented our best business going forward and to achieve the highest possible stockholder returns.

Currently, and for the foreseeable future, the large bulk of trading on exchanges, by market-makers, is done and will be done electronically and large orders are at times traded telephonically by broker-dealers through upstairs market-makers. As discussed above, our market makers have developed proprietary algorithms to trade in the nearly all-electronic market both by obligation and inclination. Our algorithms are designed to trade in accordance with our obligations as market-maker and also are designed to trade on opportunity in increasing situations where we are allowed to trade by inclination. We also believe we have talented market-makers that provide competitive markets upon request, and that are well capitalized and are ready, willing and able to trade at their quoted prices.

Growth of our Options, Futures and ETFs Market-Making

The recent changes in investor behavior from concentration on individual stocks to alternatives such as sector and index trading, as well as ETFs, also have substantially fueled the growth of trading in options, futures and ETFs. We have continued to increase our focus on our options, futures and ETFs specialist and market making-operations. In 2009, personnel and strategy changes interrupted the growth in our domestic revenue that we had been experiencing generally since 2006. We also experienced increased competition in the domestic options and ETF market making business in 2009, which caused fewer opportunities to be available with lower margins and longer durations at times. However, we continued to experience growth with these products in the overseas in the European market. Regardless of our experience domestically, the global structured product marketplace continues to evolve and grow providing opportunity for business expansion within this segment.

Recent Trends in Trading

DMM firms, as the specialists did, generate revenues by providing liquidity with their own capital in their market-making securities. In the electronic marketplaces, DMM firms’ revenues generally are significantly impacted by the share volume of trading and volatility on the applicable market, as it was in the former manual specialist models on the NYSE and AMEX. DMM revenues in the NYSE’s new market model are also generated by their quoting at the NBBO and order flow that is thereby brought to the NYSE. Market activity historically has tended to be cyclical and trading volumes from 2002 through 2009 have generally evidenced a decline in individual and institutional trading.

Our Market Making segment has now shifted its focus solely to providing liquidity in derivative products such as equity, index, ETF and foreign currency options, ETFs and futures, rather than also focusing on the cash-equity securities that were the focus of LaBranche & Co. LLC’s specialist and, subsequently, designated market maker business.

Since 2000, ETFs and other derivative products have grown as an alternative to traditional equity and bond investments. ETFs are share-based investment funds that pool investors’ capital and trade on stock exchanges throughout the day at prices determined by the market. ETFs attempt to imitate a stock market index or narrowly defined basket, rather than actively add or remove stocks. As a result, these ETFs offer investors the diversification advantages of a mutual fund, while also possessing certain tax and other advantages of traditional stocks. According to data provided by the Investment Company Institute, ETF assets grew to approximately $777 billion as of December 31, 2009 from $642 billion as of December 31, 2008, representing an annual growth rate of approximately 21.0%. Some of the more recognizable ETFs are the Nasdaq 100 Tracking Stock (QQQQ)™, Standard & Poors Depositary Receipts (SPDRs)™, Vanguard Index Participation Receipts (VIPERS)™ and iShares MSCI EAFE Index Fund (EFA)™. We believe the increase in program trading during this period is at least partially related to the growth in ETFs because hedging trades executed by market makers tend to be done electronically and in small increments. Additionally, related products such as index and ETF options have grown in popularity in connection with risk management, hedging and other opportunities. These products also require the services of a specialist and/or market-maker to maintain liquidity and a fair and continuous market in those securities.

Average daily trading volume on the NYSE decreased to approximately 1.3 billion shares in 2009 (and declined from approximately 1.6 billion in the first quarter of 2009 to approximately 1.1 billion in the fourth quarter of 2009) from approximately 1.5 billion shares in 2008 and 1.6 billion shares in 2007. There were several periods of trading in 2007 and 2006 in which there were significant unilateral market moves upward or downward (i.e., there was very low volatility), causing us to generate poor trading results. In 2008, particularly during the financial crisis and closing or take-overs of large financial institutions, there was a significant increase in trading volumes and volatility, on which our market-making businesses were able to capitalize and during which the importance of liquidity providers in the marketplace was very evident. This period of significant increase in trading volumes and volatility was followed by a period of rapid decline in 2009. Overall, trading volumes worldwide have increased, due primarily to the proliferation of electronic and algorithmic trading and the relative ease and quickness of market access through automated trading models. This trend is further evidenced by the transition of all formerly manual markets, such as the NYSE and AMEX, to trading models that are, essentially, fully electronic. For example, in December 2006, the NYSE launched its HYBRID market. This transition was further developed in the fourth quarter of 2008 when the SEC approved, and the NYSE implemented, its New Market Model. In addition, Electronic Communications Networks, or ECNs, which are trading systems off of exchange floors that automatically match buy and sell orders at specified prices, continued

to grow in popularity during this period due to their ability to handle large amounts of orders without human intervention. These trading systems, as well as advances in overall trading algorithms and increased speed of market technology, has led to the increases in volumes and worldwide trading activity, while at the same time causing increasing numbers of transactions to be executed in markets other than the primary listed market more quickly than the markets on which the securities were listed. These trends have led to the decline in volume on these historically manual markets. These trends have caused us to adapt our market-making focus to a more diversified base of derivative securities as well as additional equity securities on new and evolving markets such as the CBOE Stock Exchange.

The trading revenues of our Market-Making Segment decreased significantly in 2009, largely to lower volatility and the reduced opportunities of trading on the NYSE and other markets. Additionally, as the volumes captured by the exchange decreased significantly from 2008 to 2009 and due to a significant decline in our options market-making business in the first quarter of 2009, following the departure of our options market-making team in the second and third quarters of 2009, and the challenging environment facing our new options market-making team in the second and third quarters of 2009, this caused lower revenues and higher expenses in our options market-making operations. The dramatic increase in market volatility in the second half of 2008 brought on by extraordinary events in the financial markets, especially in the trading of financial companies, eroded in 2009 and, when combined with lower trading volumes and the challenging options market-making environment in 2009, caused significantly poorer results than we had seen in our Market-Making segment in 2007 and 2008. In the second half of 2008, the CBOE’s Volatility Index®, or “VIX,” a key measure of market expectation of near-term volatility and investor sentiment reached record high levels. However, in 2009, the VIX decreased to reflect the cyclical nature of the volatility in the marketplace and the need for liquidity provision declined. In this situation, we believe that the need for market-makers is crucial to the maintenance of continuous markets, and our market-making model is designed to increasingly use our capital to mitigate volatility in the market by adding liquidity. However, in 2009, the VIX decreased to reflect the cyclical nature of the volatility in the marketplace and the need for liquidity provision declined.

Due in large part to the provisions of Regulation NMS and increased electronic trading resulting in trades being shipped to the market or trading system that posts the “national best bid and offer,” the percentage of trades in NYSE-listed stocks that take place on the NYSE declined to below 30% in 2009. In 2009, 24.9% of trades in NYSE-listed stocks were traded on the NYSE, a decline from approximately 26.2% in 2008. The percentage of trades in NYSE-listed stocks on the floor of the NYSE is affected as follows:

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

Technological advances and the implementation of Regulation NMS have contributed to increased trading through ATSs, such as ECNs, and electronic crossing systems. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, professional traders or brokerage firms. Additionally, some ATSs are being developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges. It is possible that the presence of these ATSs and other emerging electronic trading systems have contributed to the overall decline in the percentage of equity shares traded on the NYSE over the past six years from approximately 82% to approximately 24.9% in 2009. Notwithstanding the presence of these ATSs and other emerging trading technologies, the NYSE remains a dominant trading marketplace for listed securities. It is unclear, however, how ATSs and other new technologies, other potential securities market acquisitions, the HYBRID model and Regulation NMS, all as described in “Rules Governing Our Specialist and Market-Making Activities” below), will continue to affect the future percentages of trading in listed stocks on the NYSE and the other markets on which we conduct business.

The NYSE’s HYBRID market, launched in December 2006, substantially replaced these products with an almost fully electronic market. The changes brought on by the new market model in December 2008 had hampered our DMM’s profitability in 2009, especially considering the decline in volumes on the NYSE and the significant increase in volumes in off-NYSE electronic marketplaces and so-called “dark pools.” These market structure changes and increase electronic market competitors were important factors that shaped our decision to sell LaBranche & Co. LLC’s DMM business in January 2010. We felt that the market-making opportunities in derivative products represented our best business going forward and to achieve the highest possible stockholder returns

Our Market-Making Operations

Our Market-Making segment revenues, net of interest expense, declined to $25.3 million in 2009 from $49.0 million in 2008 and $98.0 million in 2007. Excluding the gain or loss from the NYSE Euronext, Inc. common stock (the “NYX shares”) the revenues, net of interest expense, of our market making segment were $31.0 million, $216.3 million, and $112.6 million, for 2009, 2008 and 2007, respectively. In January 2010, our Company sold the DMM business and related assets which caused the revenues, net of interest expense, of the DMM business to be excluded in the comparative amounts reported. In a supplemental disclosure, the market-making segment is reported with the discontinued operations in segment information. The decline in 2009 was primarily attributable to declines in trading revenue in the domestic options and ETF market-making, NYSE cash equities market-making, and losses on the NYX shares offset by increases in revenues in our European market making activities. In 2008, our overall revenues declined mainly due to the unrealized net loss of $167.3 million on our NYX shares in 2008 versus the unrealized net loss on the NYX shares of $14.5 million in 2007.

Prior to the implementation of the NYSE’s HYBRID Market in 2006, the cash equities specialist business generated the majority of the revenues of our Market-Making segment, with the revenues from the ETFs, options and future products growing significantly over that same time period. However, since the NYSE’s HYBRID Market implementation, the cash equities specialists/market-making revenues have been surpassed by the derivative specialist and market-making activities, which since the third quarter of 2007 has accounted for the majority of our Market-Making segment’s total revenues. We significantly reduced costs related to our Market-Making segment in 2009, 2008 and 2007, largely due to a reduction in compensation expense following significant reductions in workforce related to the implementation of a nearly-fully electronic market under the HYBRID Market model and Regulation NMS. On January 22, 2010, we sold the DMM business for $25 million, which we believe will further significantly lower our expenses, both in terms of compensation expense and in terms of the expenses related to our outstanding indebtedness (and the negative carry related thereto) and in releasing us of the requirement to maintain $76.0 million in net liquid assets at our DMM business.

In 2008 and 2009, we continued to increase our focus on our market-making operations other than the NYSE cash equities business, and since our sale of the DMM business in January 2010, our focus has shifted entirely to making markets in these derivative products. Our Market-Making segment has been employing less capital more efficiently in its trading activities on more exchanges, and in derivative products and ETFs in order to seek growth opportunities. Our initial acquisition strategy and strategic organic growth from 2000 to 2009 has enabled us to attract products and build relationships in our market-making operations on additional exchanges and in additional countries. A restructuring of certain of our market-making subsidiaries during this period has allowed us to develop our market-making operations across various exchanges and marketplaces. These initiatives have also enabled us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise. The working capital allocated to this segment, however, has decreased from $777.8 million at the beginning of 2007 to $269.5 million at the end of 2009, largely due to the decline in the capital requirements at our DMM business within the Market-Making segment.

Our Options, Futures and ETFs and Market-Maker Business

As a market maker in options, futures and ETFs, we are responsible for maintaining a fair and orderly market in the trading of those securities. In doing so, we may at times be obligated to trade against the market, adversely impacting the profitability of the trade or creating a position that may not necessarily be desired. To hedge the risk of our derivative positions, we may buy or sell the underlying asset(s). As a market-maker, we also trade these derivative securities as principal out of both obligation and inclination. Our principal competitors in the ETF specialist business were Spear, Leeds & Kellogg Specialists LLC, Bear Wagner Specialists LLC (Bear Wagner became Barclays) and Kellogg Group Specialists LLC. Our options and futures business is not dominated by any one or group of competitors.

As a market-maker in options, ETFs and futures, both domestically and internationally, our Market-Making segment generally engages in a course of dealings that is reasonably calculated to contribute to the maintenance of a fair and orderly market. We also may hedge these positions with the underlying assets or other financial instruments. In our market-making function, we either regularly publish bona fide, competitive bid and offer quotations in our securities on an interdealer quotation system, such as the NYSE Arca Exchange, CBOE, etc., or we furnish bona fide competitive bid and offer quotations to other broker dealers upon their request. We stand ready, willing and able to effect transactions at our quoted prices with those other broker dealers, thereby bringing immediacy and liquidity to the markets when we choose to participate.

In 2002, we began to implement a strategy to diversify our revenues beyond the core NYSE and AMEX cash equities specialist businesses by focusing on non-traditional products such as options, ETFs and futures, both domestically and globally. This was mainly achieved by coupling the LaBranche reputation and relationships with new trading technologies and algorithms to be used in marketplaces outside the NYSE where growth in new products was evident. This strategy largely began with the formation of LSP in June 2002, in which we have conducted our options, ETFs and other derivatives specialist and market-making business activities on the NYSE Arca Exchange, the NYSE Amex Exchange, NYBOT, PHLX, CBOE and other exchanges.

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

In August and September 2005, we reorganized our options, futures and ETFs specialist and market-making operations under our LSHI holding company subsidiary in order to facilitate the liquidity and working capital management of our non-cash equities specialist and market-making activities. During 2006, our options, futures and ETFs specialist and market-making operations continued to expand our LSPE and LSPH subsidiaries continued start-up activities to commence its market-making activities in London and Hong Kong. In the second quarter of 2009, we sold our options specialist operations on the PHLX to a third party. In addition, in March 2008, LSP sold its equity options specialist operations to another AMEX options specialist to a third party. These transactions essentially caused a discontinuation of our specialist operations in options products, although we are still a lead market maker in some options products on the CBOE and a lead market-maker in several ETFs quoted on the NYSE Arca Exchange.

In 2007 and 2008, in particular, our expansion into new products and increased globalization have given us opportunities which we believe has allowed and will enable us to further diversify our business. Our trading operations in London began yielding positive results in 2007 and that production accelerated in 2008 and 2009 due in part to market volatility and the fact that LSPE provided liquidity on a regular basis to the ETF markets abroad. We believe the further globalization of electronic markets will provide us additional opportunities as a liquidity provider and market-maker, and we are continuing to develop trading technologies to enable us to make markets in ETFs and options in Hong Kong through our LSPH subsidiary. The expansion of our derivative product market-making business into the United Kingdom and Hong Kong is evidence of our strong belief that market-making operations are needed and can profit by growing abroad. We believe we are in an opportune position to leverage the electronic trading technologies developed in our domestic operations to continue to make markets in the United Kingdom and Hong Kong. We also believe that the growth of our revenues at LSPE, in the United Kingdom, using our scalable, proprietary market-making technology evidences the fact that our trading philosophy and technology translates well to other global and electronic markets.

During 2009, our domestic index and options market-making activities experienced lower revenues while our ETF market-making activities and European market making activities delivered continued revenue growth. In 2007 and 2008, our index and ETF options market-making and ETF market making activities excelled.

For detailed financial information in connection with our Market-Making segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market-Making Segment Operating Results” and Note 16 to the Financial Statements filed herewith.

Our NYSE Equity Designated Market Maker Business (prior to its sale)

Our DMM cash equities business on the NYSE was conducted through our LaBranche & Co. LLC subsidiary. As a DMM in equity securities and rights listed on the NYSE, LaBranche & Co. LLC’s role was to maintain, as far as practicable, a fair and orderly market in the securities it has been allocated. The securities allocated to LaBranche & Co. LLC after the new market model was implemented were the same securities that were allocated to it as the specialist for those companies. As a DMM, LaBranche & Co. LLC provided a service to its listed companies, and to the brokers, traders and investors who trade in its DMM stocks. As a result of our commitment to providing high quality market-making services, we developed a solid reputation among our constituencies, including investors, members of the Wall Street community and our listed companies. In January 2010, we sold the DMM business and related assets.

Based on dollar volume and share volume traded of stocks, LaBranche & Co. LLC was one of the largest NYSE DMM firms as of December 31, 2009 and 2008. In addition, LaBranche & Co. LLC acted as the DMM for 200 other NYSE-listed securities (e.g., preferred stocks and derivative securities).

As of December 31, 2009, LaBranche & Co. LLC’s listed companies included:

•	101 of the S&P 500 Index companies;

•	28 of the S&P 100 Index companies;

•

8 of the 30 companies comprising the Dow Jones Industrial Average (“DJIA”). Our DJIA stocks are 3M Co., American Express Company, Chevron, E.I. du Pont de Nemours and Company, Exxon Mobil Corp., Merck & Co. Inc., Kraft Foods and AT&T Inc.; and

•	121 foreign ADRs, of which 24 are Peoples Republic of China ADRs

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

The Change from Commissions to Liquidity Provision Payments on the NYSE. In September 2007, the NYSE completed a change in its commission rules for specialists, providing for a monthly liquidity provision payment (the “LLP”). Formerly the specialist commission, until December 1, 2006, was paid to a specialist for executing limit orders that had been on the book for more than five minutes. In a transition period from December 2006 through August 2007, our NYSE specialist received a “specialist allocation pool” payment in the amount of $2.1 million per month. The new LPP system changed the amounts paid to our DMM business for providing liquidity on the NYSE and, in effect, rewarded the DMM for the times they quoted at the NBBO. Until we sold our DMM business on January 22, 2010, the new LPP system involved a two tier fee structure based on (1) the firms’ proportional share of 100% of the consolidated tape revenue earned by the NYSE for quoting at the national best bid and offer, and (2) a subjective allocation from the NYSE of the “LPP pool” which consisted of 25% of the NYSE’s listed stock transaction revenue on matched volume. This monthly payment, in the aggregate, was between $1.3 million to $2.1 million since implementation.

Reduction in Capital Requirements of the DMM. On February 5, 2008, the SEC approved an NYSE-proposed reduction by 75% in the net liquid asset (“NLA”) requirements applicable NYSE specialist firms. This reduction became effective immediately and resulted in a reduction of LaBranche & Co. LLC’s NLA requirement by approximately $205.0 million. Upon the completion of the sale of the DMM business in January of 2010, we were released from our remaining $76 million NLA requirement, thereby freeing up working capital to be used for other corporate purposes.

Emergency Rule Making Under Regulation SHO and conversion to Final Rule. On October 14 and 15, 2008, the SEC Commission adopted a set of interim final temporary rules concerning short selling practices designed to give continued effect to emergency measures taken in September 2008 either banning or significantly restricting the practice of “naked” short selling, which is selling an equity security short without owning or having borrowed the security. Among other things, the SEC approved amendments to Regulation SHO, adopting Rule 204T, which requires market participants to close out short sales on a “T+3” basis, which is within three trading days after the initial sale. Rule 204T of Regulation SHO requires participants of a registered clearing agency (which include broker-dealers) to deliver equity securities for clearance and settlement no later than the close of business on T+3). If there is a failure to deliver securities on the settlement date, then the participant must, by no later than the beginning of regular trading hours on the next following settlement date (or T+4), close out the fail to deliver position by purchasing or borrowing securities of like kind and quantity. A participant who violates this close-out requirement is prohibited from further short sales in the same security unless the shares are not only located but also pre-borrowed. This prohibition applies to all short sales in the same security effected by the participant, not just future sales for the particular “naked” short seller. The rule is designed to effectively prevent “naked” short selling by causing broker-dealers to require their short selling customers to pre-borrow, rather than run the risk of a failure to deliver. The new close-out requirement applies to sales of all equity securities. In this respect, it is significantly broader than the current close-out requirement in Regulation SHO, which applies only to “threshold securities” (defined as securities with large and persistent fails to deliver). The new rule provides limited exceptions for sales attributable to bona fide market-making activities (close-out required by the third settlement date following the fail to deliver) and was converted into a final rule by the SEC in the third quarter of 2009 into Rule 204. We believe that this rule significantly limits our ability to enter short sales, even where our market-making obligations require us to do so, because a failure to cover a short sale by delivering securities of like kind and quantity could prevent us from providing liquidity without first pre-borrowing the security in the future. Since the implementation of New Rule 204, we have been able to use the extra three-day period to deliver securities on a “naked” short sale on a timely basis, but cannot provide assurances that we would not be limited from certain market-making activities in the future due to the new Regulation SHO requirements.

Licenses Required to Operate our DMM Business. In order to allow us to operate our NYSE specialist activities on the NYSE, the NYSE issued trading licenses to all registered broker-dealers wishing to conduct business on the floor of the NYSE. The annual fee for each such license was $40,000 per license for 2008 and 2009. These trading licenses replaced the trading rights provided by the ownership or lease of an NYSE membership prior to the NYSE/Archipelago merger. Prior to our sale of the DMM business in January 2010, our NYSE DMM business utilized 31 trading licenses. Upon the sale of our DMM business, we no longer require trading licenses, but our Institutional Brokerage segment continues to utilize one NYSE trading license to conduct its agency execution business for institutions and professional traders.

Please see “—Regulatory Matters” and “Risk Factors” below for additional information regarding our regulatory environment.

Competition in the Market-Making Industry

Options, Futures and ETFs Market-Makers. Competition in the options futures and ETFs market making business is extremely intense. Although there is not an official allocation process to become a market-maker on the exchanges on which we conduct these market-making activities (since there is not one central market-maker, as on the NYSE), market-makers are based on the strength of their capital base, willingness and ability to furnish competitive bid and offer quotations quickly and effectively, willingness to commit its capital to provide liquidity to the market when other market participants may not be willing or able to do so, and skills in monitoring and managing risk appropriate to its market-making activities. We have many competitors, including, without limitation, Goldman Sachs, Susquehanna Investment Group, Citadel Investment Group and Timber Hill, Knight Trading and Interactive Brokers who provide these market-making services in options, futures and ETFs, and some of these competitors have greater financial resources, relationships and personnel resources than we do.

Cash Equity DMMs. In 2009, the number of cash equities DMM firms on the NYSE was reduced from seven to five. Prior to the sale of our DMM business, we obtained each of our new DMM listings by participating in an allocation process. As part of this process, either the allocation committee or the listing company chooses the DMM. Prior to our sale of the DMM business, we competed with other DMM firms based on a number of factors, including:

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

Our Market-Making Segment’s Competitive Position

We are committed to providing the highest quality service to our various constituencies. Our competitive position is based on the following factors:

•	Leading position in the market-making industry. We are a significant market-making firm in options, ETFs and futures on various exchanges, such as the NYSE Amex Exchange, the NYSE Arca

Exchange, the NYBOT and the CBOE. We have a long-standing reputation as a leading market-making firm. We have grown and diversified our business and improved our services through widely varying market conditions. We have grown our business and reputation in both options and ETFs domestically and abroad as market-makers. We believe that market participants seeking liquidity in these products have come to rely on the reputation of LSP and LSPE as brokers with significant capital resources and the ability to provide liquidity when other market participants have not. This was particularly evident in the European ETF markets in 2008 and 2009 during the global financial crisis in which LSP and LSPE stood ready to provide liquidity at competitive prices.

•

Diverse and high quality market-making securities. The derivative products in which we are market-makers operate in a variety of industries, including financial services, media, oil and gas, retail, technology and telecommunications. Many of these companies are leaders in their respective fields. They range in market capitalization from some of the smallest to some of the largest and most well-known.

•

Reputation in industry as effective market-maker and relationships with significant market participants. Over the past several years, we have established and maintained a reputation as a market-making firm that is ready, willing and able to provide liquidity to the market at times when other parties are not willing to do so. We are able to provide quotations quickly upon request when called to do so and stand ready to execute transactions in the size and prices quoted, which has resulted in more order flow being directed to our market-makers. Due to our market-making capabilities and our willingness to provide competitive quotes and liquidity upon request, we have enjoyed excellent relationships with other market participants seeking our liquidity. These capabilities span both domestically and internationally, and we believe these relationships have grown in 2008 and 2009 when other market-makers may not have been willing or able to provide liquidity during the financial market crises of 2008 and 2009.

•

Ability to deploy capital efficiently. We have employed capital more efficiently in our trading activities on more exchanges, and in derivative products and ETFs, in seeking growth opportunities while maintaining a leadership position in the cash equities specialist market. Due to the sale of the DMM business in 2010, we will no longer have an NLA requirement to the NYSE or SEC going forward. Our initial acquisition strategy and strategic organic growth has enabled us to gather products in our market-making operations on additional exchanges and in additional countries. A restructuring of certain of our options, futures and ETFs market-making subsidiaries has allowed us to develop those operations across various domestic and international exchanges and market places. The organizational structure of our Market-Making segment is intended to enable us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise. This will be further enhanced as we seek in 2010 to further consolidate our operations in order to create additional efficiencies and flexibility.

•

Strong trading and technology skills. We utilize our trading and technology skills to actively participate as principal in trading our market-making securities. We significantly improve liquidity in our market-making securities particularly during periods of market volatility. Additionally, as the securities trading marketplace has become more electronic, we have developed electronic trading capabilities which allow us to interact in the fast and more automated markets. Due to our investment in automated quoting technology, which was developed internally through cooperation of our highly experienced traders and technology development personnel, we have the capability to trade almost entirely electronically across multiple markets. Our technology group is also developing more advanced algorithmic models that may be used in electronic trading markets worldwide.

Our Institutional Brokerage Segment

Recent Trends in Institutional Brokerage Industry

As a result of years of advances in order delivery and execution technology, trading costs for customers across all categories (retail, institutional, etc.) have dropped dramatically. These advances in trading technologies, and the resulting economies afforded the customer, have also engendered an entirely new style of investment management, where algorithms embedded in servers generate, direct and account for orders with minimal human interaction.

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

Commencing in May 2007, following approval by FINRA, LFS commenced principal trading and market-making activities in 500 OTC Bulletin Board and Pink Sheet securities. In 2009, the number of OTC Bulletin Board and Pink Sheet securities in which LFS is authorized to make a market in was increased to 4,000. Currently, LFS makes a market in approximately 1,100 stocks which can grow significantly to up to 4,000 securities due to the increased authorization by FINRA.

Our Institutional Brokerage segment revenues, net of interest expense in 2009 increased to $30.5 million from $10.1 million in 2008. Commission and trading revenues increased by $3.9 million and $0.3 million, respectively, offset by a $5.6 million loss in our NYX shares. However, trading and compensation expenses also significantly increased in 2009 in connection with the growth in personnel and new hires by LFS in 2009, as described below.

Beginning in April 2008, we commenced efforts to significantly increase our IEG group’s activities and provide our customers with additional products and services to enhance their investment objectives. Some of these services included facilitation trading, in which we provide liquidity on certain customer orders by interacting directly with those orders with our own capital, and corporate access initiatives, in which we provided avenues to the “buy side” for publicly traded entities. To energize this growth in 2009, we made key hires of sales and position traders that we believed would help us build our Institutional Brokerage business into an operation that meets the needs of today’s institutional customers. Due to significant market changes in 2009, including declining trading volumes and continuing redemptions of investors at many large customers, we were not able to maintain the growth in revenues that was intended by many of our key hires in 2009, despite the increase we had experienced during 2008 and the beginning of 2009. Changes in the institutional brokerage environment for firms our size and decreased volumes in late 2009 and early 2010 have forced us to take additional initiatives to cut expenses and reduce headcount in order to rationalize the costs and orderflow of these businesses, due to the fact that the perceived opportunities of hiring additional sales traders did not fully materialize and our cost structure continued to pose challenges to improving our Institutional Brokerage segment results. We have reduced our facilitation trading and, in the depressed marketplace, fewer companies are willing or able to provide corporate access to institutional customers. Therefore, the intended growth mechanisms for LFS were not fully achieved.

Despite these reductions, we believe that we still offer a competitive, high-touch execution platform for our institutional clients We believe that our institutional brokerage business provides us with the ability to leverage our market trading philosophies and expertise, while meeting the needs of our institutional customers. Our clients will continue to receive excellent customer service by means of market commentary and color, efficient execution, strong liquidity and confidentiality.

We also intend to grow LFS’s execution platform to provide options and ETF experienced personnel and systems to provide expert execution services and liquidity in the interdealer broker market to our customers who seek to trade in derivative products as well as cash equity securities. We believe that these additional experienced traders and execution services in alternative products will enable us to capture additional institutional order flow as a one-stop shop for all of their execution needs.

LFS also provides agency execution services to LaBranche & Co Inc. in connection with commercial bank debt and leveraged loan transactions. LFS employees provide capital analysis with respect to the issuers of these debt products and use their strong relationships with the transfer agents of these products as well as with purchasers and sellers of these products, in order to assist LaBranche & Co Inc.’s participation in the leveraged loan/commercial debt market.

As discussed above in “—Our Market-Making Business Model,” due to recent events, including the sale of our designated market maker business, there is less duplication in many of our administrative functions, and we are exploring an initiative to combine broker-dealers in order to achieve capital and operational efficiencies while still complying with regulatory and procedural requirements. The exploration process into combining broker-dealers may involve combining the businesses of our market-making businesses with our institutional brokerage business. We are currently in the process of developing business and compliance procedures to enable us to combine these business segments into one broker-dealer with the appropriate informational and business barriers. We cannot currently estimate the timing or achievability of this potential combination of broker-dealers but we are committed to making our domestic broker-dealer operations more integrated and less “silo” structured as was required in the past by regulation

For detailed financial information relating to our Institutional Brokerage segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Institutional Brokerage Segment Operating Results” and Note 16 to the Financial Statements filed herewith.

Regulatory Matters

The securities industry in the United States is subject to regulation under both Federal and state laws. In addition, the SEC, NYSE, AMEX and other regulatory organizations require compliance with their rules and regulations. On January 21, 2007, a majority of the member firms approved a consolidation of the NASD’s and NYSE’s regulatory arms, to form FINRA. The consolidation resulted in a single regulatory division that is responsible for member examination, enforcement, arbitration and mediation, as well as market regulation for the NYSE, the NYSE Arca Exchange, NASDAQ, the NYSE Amex Exchange and Chicago Climate exchanges. In

July 2007, the NYSE Regulation and the NASD consummated their merger, forming FINRA, the surviving self-regulatory agency. In consummating the merger of these self-regulatory organizations, representatives from each agency stated that they expect there to be one set of regulatory rules to apply to all broker-dealers, regardless of the exchange in which they operate. Currently, we are subject to the separate regulatory rules of both FINRA and the NYSE in our various entities and cannot be sure of the timing or nature of any such uniform rules.

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

Our trading subsidiaries are under constant review by the NYSE, the NYSE Amex Exchange, the NYSE Arca Exchange, the PHLX and CBOE and the other exchanges on which they conduct operations on all aspects of their operations and financial condition. NYSE Regulation Inc.’s Market Surveillance Division, which survived as an NYSE division following the formation of FINRA, employs sophisticated monitoring systems and requires adherence to stringent rules approved by the SEC in its examination of NYSE DMMs’ trading in all stocks. Any investigations that previously would have been forwarded to the NYSE division of enforcement would now be forwarded to FINRA. FINRA’s NYSE Alternext/AMEX Regulation Division monitors and reviews specialists’ adherence to NYSE Alternext/AMEX rules and regulations, as well.

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

In January 2010, we sold the DMM business and related assets which resulted in the LaBranche & Co LLC no longer required to meet the Net Liquid Capital requirements of the NYSE for DMMs. On February 5, 2008, the Securities and Exchange Commission approved an NYSE-proposed reduction by 75% in NLA requirements applicable to LaBranche & Co. LLC as a specialist (and now DMM) on the NYSE. This reduction was effective immediately and resulted in a reduction of LaBranche & Co. LLC’s NLA requirement by approximately $205.0 million. For a more detailed description of this NLA reduction and the NLA requirements of LaBranche & Co. LLC and its continuing capital requirements following such reduction, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Failure by any of our broker-dealer subsidiaries to maintain the required net capital and/or NLA may subject it to suspension or revocation of SEC registration or suspension or expulsion by the respective exchanges of which it is a member.

Employees

As of December 31, 2009, we had 214 full-time employees, of which 125 were employed at our Market-Making segment, 63 were employed at our Institutional Brokerage segment, and 26 were employed at the Holding Company. These 214 employees at December 31, 2009, included 14 traders and support personnel working in our Market-Making segment in our London and Hong Kong offices. Upon the sale of the DMM business to Barclays we reduced our full-time employees by 57 which were primarily from the Market-Making segment as a result of this transaction and additional reductions of duplicative personnel in our continuing operations.

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

Our trading businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally. In the past two years in particular, these conditions have changed suddenly and negatively.

The market structure in which we operate is changing and these changes could have an adverse affect on our financial condition and results of operations. These changes may make it difficult for us to maintain and/or predict levels of profitability or may cause us to generate losses. The most notable recent events that could have a direct impact on our business are the proposal for stock and options transactions tax by the Obama administration, the NYSE’s new market model, which commenced in late December 2008, the change to the NYSE’s HYBRID market model, the NYSE’s mergers with Archipelago and Euronext in 2006 and 2007, the 2008 merger of NYSE Regulation and the NASD, forming FINRA, SEC emergency rulemaking with respect to Regulation SHO and the SEC’s structural changes in the U.S. equity trading markets. As noted, in January 2010, we sold the DMM business and related assets which also marked the exit of our company from the Hybrid market model at the NYSE.

The lifting of order limitations has caused a significant decline in the number of large orders that used to be the mainstay of the auction market where major brokerage houses utilized on-floor brokers to obtain best executions of large block orders and where the specialist’s infusion of capital produced best execution prices on significant trades. In the HYBRID model, the trading participants’ order delivery systems break up significant size orders into multiple executions for small incremental price changes and large brokerage houses at times internalize large orders by buying and selling securities between customer and proprietary accounts without these orders ever reaching a public market. The NYSE’s market share of securities listed on the NYSE, in fact, has declined under the HYBRID market model and other market’s percentages of order flow have also declined with the continued influx of automated market places and dark pools. Internalization and the HYBRID, therefore, had reduced our opportunity to participate in the capital markets in a way that has prevented us from having any predictable yardstick of profitability.

Further, as previously discussed, the internalization of orders, in which large brokerage firms are able to cross trades among their large client bases without directing any business to the major exchanges and marketplaces, has restricted order flow and, consequently, our ability to participate in trades, as have the significant declines in order flow due to redemptions at large funds and investors exiting the markets. The effects of this trend have already been felt in the significant decrease in order flow being directed to the NYSE and other historically manual markets, and we have not yet been able to anticipate the effects it may have on our profitability going forward.

The growth of electronic trading and the introduction of new technology may adversely affect our business and may increase competition.

Technology is fundamental to our business and our industry. The continued growth of electronic trading and the introduction of new technologies, such as the NYSE’s HYBRID system and our options, ETFs and futures market-making algorithms, is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce our profitability. Some of these alternative trading systems compete with our Market-Making businesses, and we may experience continued competitive pressures in these and other areas. In addition, the increased use by our clients of low-cost electronic trading systems and direct electronic access to trading markets could cause a reduction in commissions and thus the earnings of our institutional brokerage business. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the increased program trading and increased percentage of stocks trading off of the historically manual trading markets.

Our technology designed to trade on various exchanges and marketplaces can only be as good as the systems with which it interacts. This means that there are times when system failures at the NYSE , the NYSE Amex Exchange, the NYSE Arca Exchange and other exchanges have had an impact on our profitability. We cannot provide assurance that any of these exchanges will be able to reimburse us for all losses incurred as a result of their systems failures on a timely basis, or at all, or even if these exchanges will be able to understand or agree that those losses were in fact caused by their systems failures, any of which could adversely affect our results of operations and financial condition. In addition, the exchanges’ systems failures could result in erroneous regulatory investigations that could be generated by false exception reports by the market surveillance groups of those exchanges.

An inability to timely or successfully develop enhanced proprietary trading systems and increase in electronic trading on other exchanges for our Market-Making business, may adversely affect our business and profitability.

As the securities trading marketplace has become almost completely automated, we have developed electronic trading capabilities which allow us to interact with electronic order flow, and to engage in market-making transactions in options, ETFs and other derivative product in other markets, such as the NYSE Amex Exchange, the NYSE Arca Exchange, the CBOE, the PHLX and other options and derivative product exchanges, which have introduced their own version of a fully or mostly automated market in order to comply with Regulation NMS. All of these electronic-based markets have required us to expend significant programming efforts and resources to transact business in the electronic marketplace. Throughout this process, we have internally developed trading systems to interact on these markets and these systems. We have experienced some declines in revenues at times under these conditions, and may experience further declines in trading or revenues as the new markets models and electronic trading platforms emerge, and it is still early in the new electronic trading environment to fully determine the successes or failures of these trading technologies and their effect on our profitability. We have also developed internal fair value programs designed to enable us to provide competitive quotations on request from other broker-dealers in our derivative product market making businesses quickly and efficiently. We cannot guarantee that these fair value models and programs will be effective or competitive in comparison to other similar market-makers and our ability to compete may depend on the resources we devote to these programs and the talent of our traders and developers. Our ability to compete with other market-making firms may be adversely affected if others are able to more quickly and efficiently make markets better than we can.

We have developed and are continuing to develop more advanced trading technologies to trade opportunistically while continuing to comply with our market-making obligations in our other market-making activities in options, futures and ETFs. There can be no assurance that our internally-developed market-making algorithms do not have errors or can always monitor or prevent rule violations. In addition, we cannot assure you that our trading algorithms cannot have flaws or that our quality assurance procedures will always catch those flaws, which could result in algorithmic trading programs that generate losses in a short or prolonged timeframe. In the event all violations or losses cannot be prevented, these trading programs may expose us to regulatory fines and penalties by exchange regulatory authorities or expose us to significant trading losses.

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

After the sale of our DMM business in January 2010, our Market-Making segments results may be more volatile and difficult to predict.

Since we sold LaBranche & Co. LLC’s DMM operations in January 2010, the results of our Market-Making segment has shifted solely to our options, ETFs and futures market-making activities. Historically, and for the foreseeable future, the operating results of these derivatives market-making operations have been significantly more volatile and difficult to predict than our DMM business. For example, our options and ETFs market-making results in 2007 were significantly less profitable that those divisions were in 2008 when our options market-making results constituted the substantial majority of our Market-making segment’s profitability. In 2009, our options market-making business generated a significant loss. Although we believe that our options, ETFs and futures market-making business represents our best business going forward, both domestically and internationally, the profitability of these remaining Market-Making businesses will be difficult to project and may vary significantly. Historically, the earnings performance of our options, ETFs and futures market making division have been very volatile with significant profits in one period versus poorer performance in others. This volatility can have a material adverse effect on our profitability in each accounting period, and on our ability to project earnings going forward, which could create volatility in our stock price, depending on these results.

Our future success will depend on the ability to upgrade information and communications systems, and any failure to do so could harm our business and profitability.

The development of complex communications systems and new technologies, including Internet-based technologies, may render our existing information and communications systems outdated. In addition, our information and communications systems must be compatible with those of the NYSE Arca Exchange, the NYSE Amex Exchange, the CBOE, the PHLX and the other exchanges on which we conduct business. As a result, when those exchanges upgrade their systems, we will need to make corresponding upgrades. For example, throughout 2007, 2008 and 2009, the NYSE made numerous changes to its trading technologies, both major and minor, in its discretion. Some of these changes required us to adapt our trading technology, with processes that can at times be time consuming and costly and that often carried risks associated with high frequency trading algorithms, such as coding errors, system malfunctions, quality assurance testing errors and technology glitches.

These same types of errors can arise in our general trading algorithm technology development lifecycle, as well. Our future success will depend on our ability, on a cost-effective basis, to timely and competitively respond to changing technologies. Our failure to do so could have an adverse effect on our business, financial condition and/or operating results.

The NYSE Arca Exchange’s and the NYSE Amex Exchange’s the CBOE’s, PHLX’s and NYBOT’s ability to develop information and communications systems and complex computer and other technology systems has been instrumental in their development over the past several years. We are dependent on the continuing development of technological advances by these exchanges, as well as the other exchanges on which we trade, which is a process over which we have no control. If any of these exchanges, for any reason, is unable to continue its history of computer-related and other technological developments and advances, those failures could have an adverse effect on its success, including an ability to grow, to manage its trading volumes and to attract new listings. For example, in the new Regulation NMS environment, the NYSE and NYSE Amex Exchange had lost significant market share in trading of their listed securities to ATS’s, ECNs and large trading operations that internalize certain trading.

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

It is possible that some employees in our technology development process may not adequately follow our procedures or, even if all procedures are followed, it is possible that coding errors pass through our procedures undetected. This risk is enhanced by the fact that certain exchanges do not provide us with a test environment to run our algorithms other than “live” production. If our procedures are not followed by our employees or if undetected errors are implemented live, our high frequency algorithms could potentially cause errors that, if not immediately detected, could result in significant trading losses and/or regulatory investigations. Any such event could have an adverse effect on our operations or profitability.

Regulatory fees and taxes may materially increase under new laws and regulations, which could harm our profitability.

In connection with our trading businesses, we are subject to fees and expenses by virtue of the securities transactions in which we engage. These fees and other expenses, including taxes, may increase significantly at any time. In 2009, several different regulatory bodies and Congress have either proposed or passed increases in taxes or other transactional fees on securities transactions. In November of 2009, a new tax was proposed by the House of Representatives that would impose a .25% tax on each stock transaction and .02% tax on each future, swap, option and credit default swap transaction as a way to fund the jobs bill and reduce the deficit. This bill is still in the draft stages. Such tax per transaction, even if significantly reduced, would materially affect our profitability, as it would significantly increase the cost of doing business. For example, based on our calculations as we understand the proposed bill, the imposition of such a tax would make it impossible for us to continue our Market-Making segment operations. In addition, effective April 1, 2009, our exchange transaction fee rate applicable to all securities transactions effected on exchanges or over-the-counter markets increased to $25.70 per million dollars from $5.60 per million dollars. This fee increase significantly increased our trading expenses, decreasing our margins and adversely affected our profitability. Effective January 15, 2010 the fee was reduced to $12.70 per million dollars.

Our compliance and other regulatory costs could significantly increase under the new and changing market structures.

With the recent implementation of significant new and amended SEC and exchange rules, such as Regulation NMS, final Rule 204T under Regulation SHO, the NYSE’s new market model and HYBRID model, and the creation of FINRA, there are voluminous new rules that have either been passed or are in the process of being implemented in the financial services industry over the past three years. While it is still too early to anticipate the ultimate impact that Regulation NMS, Rule 204T, the creation of FINRA and the other market rules and changes could have on our trading, the new rules have materially affected our compliance costs and could alter the competitive environment in which our Market-Making segment functions. As discussed above, the restrictions of regulation and the impact of Regulation NMS have caused a marked decline in the order flow of trades in NYSE-listed securities to the NYSE, which had significantly adversely impacted LaBranche & Co. LLC’s profitability and led to our sale of our DMM business. Further rule changes, or even differing views of the application of new or amended market-making rules or their interpretation could adversely affect our compliance costs or result in increased investigations or inquiries into our trading practices or compliance procedures. Some of these new rules have required us to hire mandated “independent auditors” to review our compliance and technology development procedures to determine whether they are adequate or designed to comply with rules. These requirements also can, and have, increased our compliance costs and/or regulatory fines.

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

It is possible that unresolved regulatory investigations, including those that arise in the ordinary course of our business or otherwise, if resolved adversely to us, could have a material adverse effect on our business, operations and results of operations. The results of regulatory investigations could also result in changed capital requirements and changes in our ability to obtain capital treatment in connection with our market-making activities. Since we rely on inventory financing of our clearing firms, based on our status as a market-maker, any changes in these inventory financing arrangements could adversely affect the capital we have available to trade in our market-making operations.

We have had substantial personnel turnover, including key trader turnover, and may have additional turnover, each of which could adversely affect our profitability.

Since 2006, we have undergone significant headcount reductions, both through reductions in work force due to the proliferation of electronic trading and through attrition due to the changing market environment. From time to time, we also have had significantly talented traders leave our Company for other opportunities. For example, in January 2009, we announced that options market-making trading team left our Company to pursue other opportunities. This team helped build our options market-making business through a period of significant growth and our LSP operations have continued to represent an increasing large portion of our reported revenues during their tenure. The loss of this team and the timing and costs associated with continuing our options market-making business under new leadership had a material adverse effect on our revenues in 2009 and could continue to have a material adverse effect on our profitability either because the team’s production continues to suffer or because we do not receive the order flow that once was directed to our firms. Since we sold our DMM business in January 2010, continued declines in the revenues and or profitability of our options market-making business could have a material adverse effect on our profitability. This is true because we are significantly more reliant on our derivatives market-making business as, by far, the largest portion of our business. Historically, the earnings performance of our options, ETFs and futures market making division have been very volatile with significant profits in one period versus poorer performance in others. This volatility can have a material adverse effect on our profitability and on our ability to project earnings going forward, which could create volatility in our stock price, depending on these results.

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

Our securities transactions are conducted as principal, and at times, as agent, with broker-dealer or bank counterparties located in the United States. While exchanges and the clearing houses monitor the credit standing of the counterparties with which we conduct business, we cannot be certain that any of these counterparties will not default on their obligations. If any do, our business, financial condition and/or operating results could be adversely affected.

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

We are subject to extensive regulation under both federal and state laws. In addition, the SEC, the NYSE, the FINRA, the NYSE Amex Exchange, the NYSE Arca Exchange, other SROs and state securities commissions require strict compliance with their respective rules and regulations. Employee misconduct that may be difficult to detect could result in losses. Misconduct by employees could include, among other things, binding us to transactions that exceed authorized limits or present excessive risks, violation of securities laws or exchange rules that have not been detected by the technological systems installed by the exchanges and us to prevent such violations or hiding from us unauthorized or unsuccessful activities, which, in any case, may result in unknown and unmanaged risks or losses. Employee misconduct could also involve the improper use or disclosure of confidential information, which could result in regulatory sanctions and serious reputation or financial harm.

If there are any additional investigations or actions against us, such investigations or actions could result in settlements, determinations or judgments requiring substantial payments by us, including the costs of defending such investigations or actions, the imposition of substantial sanctions, fines or penalties and the suspension or revocation of our subsidiaries” registrations with the SEC as a broker-dealer or their suspension or expulsion as member firms of FINRA and/or the exchanges on which we operate, in which case we would be unable to operate, or significantly hampered from operating, our business

It also may be difficult for us to comply with other new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities and SROs pursuant to Regulation NMS and other new rules and regulations affecting our businesses. The risks of failure to comply with foreign laws and rules will increase as our LSPE and LSPH subsidiaries operate as foreign broker-dealers. Failure to comply with any of these rules or regulations would have an adverse effect on our business, financial condition and/or operating results. Other changes in the interpretation or enforcement of existing laws and rules by the SEC, these governmental authorities and SROs also could have an adverse effect on our business, financial condition and/or operating results.

We also are subject to the risks of securities laws liability and related civil litigation.

Many aspects of our business involve substantial risks of legal liability. Our market-making businesses are exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NYSE, the NYSE Amex Exchange, CBOE, the PHLX, the NYSE Arca Exchange, the London Stock Exchange, the FSA and other exchanges and regulatory authorities.

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

The models that we use to assess and control our risk exposures reflect assumptions about the degrees of correlation or lack thereof among prices of various asset classes or other market indicators, and in times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated or previously correlated indicators may move in different directions. Many of our risk management tools are made up of software programs outsourced from third parties. In the past, market movements have at times limited the effectiveness of our hedging strategies and have caused us to incur significant losses and they may do so in the future.

Market volatility has been relatively low in recent years. An increase in volatility would increase our measured or hedged risk, which might cause us to reduce our proprietary positions or to reduce or adapt certain of our business activities. In addition, we have a substantial balance sheet relating to our options, futures and ETF specialists and market-making operations. In the event the assumptions or quantifications we have taken to seed or hedge these positions are incorrect, or in the event the market volumes, prices or volatility are not as anticipated, our financial condition could be harmed. In such circumstances, we may not be able to reduce our positions or our exposure in a timely, cost-effective way or in a manner sufficient to offset the increase in measured risk, which could adversely affect our financial condition and results of operations.

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

Increased program trading and lower levels of volatility, with the exception of the second half of 2008, on the NYSE and other exchanges have negatively affected our results of operations, partially initiating our sale of the DMM business in January 2010, and may adversely affect our continuing operations in the future. Adverse changes in the economy and the securities markets could return, resulting in:

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

Regulatory rules require us to make unprofitable trades and refrain from making profitable trades.

Our role as a market maker, at times, may result in our making trades that adversely affect our operating results. For example, we may act as a principal when buyers or sellers outnumber each other and take a position counter to the market, buying or selling shares to support an orderly market in the affected stocks. By having to support an orderly market, maintain inventory positions and refrain from trading under some favorable conditions, we are subject to risk. Our market-making compliance systems, which are designed to monitor compliance with these rules may malfunction or may not timely detect failures to satisfy these obligations, which could result in fines and/or penalties. In many cases where we comply with our obligations, our compliance with rules could cause us to generate losses.

Failure to comply with net capital and net liquid asset requirements may result in the revocation of our registration with the SEC or our expulsion from the NYSE and/or the AMEX.

The SEC, FINRA, the NYSE, the NYSE Amex Exchange and various other regulatory agencies have stringent rules with respect to the maintenance of minimum levels of net capital by securities broker-dealers. As of December 31, 2009, LaBranche & Co. LLC was required to maintain minimum NLA of approximately $70.2 million. In January 2010, we sold the DMM business and related assets so the NLA requirement no longer applies to LaBranche & Co. LLC after the sale was consummated on January 22, 2010. After the DMM sale, the regulatory capital requirement for LaBranche’s combined subsidiaries is $4.0 million. Failure by any of our broker-dealer subsidiaries to maintain its required level of net capital may subject it to suspension or revocation of its SEC registration or suspension or expulsion by the applicable exchange and/or the SEC or FINRA and/or the FSA in the United Kingdom or the SFC in Hong Kong. If this occurs with respect to any of our businesses, we would be unable to operate those businesses until we once again comply with the capital requirements. In addition, a change in these rules, the imposition of new rules or any unusually large capital requirement or charge against the regulatory capital of any of our broker-dealer subsidiaries could limit those areas of our operations which require intensive use of capital. These rules also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, thus limiting our ability to expand, diversify or even maintain our present levels of business, pay dividends, repay debt and repurchase shares of our outstanding common stock.

We depend primarily on our market-making activities, and if they fail to generate revenues as anticipated, it would adversely affect our financial condition and results of operations.

We derive the vast majority of our revenues from our market-making activities. If demand for our market-making services fails to grow, grows more slowly than we currently anticipate or declines, our financial condition and results of operations would be adversely affected. We expect our market-making activities to continue to account for the vast majority of our revenues for the foreseeable future. Our future success will depend on:

•	maintaining and/or growing our trading volume in our market making securities;

•	the addition of international and domestic venues on which we are market-maker;

•	our ability to be effective and maintain our reputation as an efficient and willing market-maker among the broker-dealer community;

•	our ability to respond to regulatory and technological changes; and

•	our ability to respond to changing demands in the marketplace.

Over the past few years, a number of alternative trading systems have been developed or emerged. These alternative trading systems may compete with market-makers by increasing trading in exchange-listed off the trading floors and fragmentizing the size and placement of orders. This can be seen in the decrease in the NYSE’s percentage of overall U.S. trading volume from approximately 84.0% in 2002 to approximately 24.9% in 2009. In addition, as described above, the SEC and the NYSE’s market structure rule changes could result in increased trading of exchange-listed securities in electronically-matched orders and thus reduce levels of trading of such securities through market-makers.

We cannot assure you that we will continue to be able to effectively compete in the market-making industry.

We cannot be sure that we will be able to compete effectively with current or future competitors in the market-making industry. New listings on the NYSE are obtained by the DMMs by an allocation process. Due to the sale of the DMM business in January 2010, LaBranche will not be competing for new listings of NYSE cash equities going forward. We compete with significantly larger entities to be the market-maker in ETFs. Although we have been able to secure a market share of the ETF market-making business with many of the established ETF issuers, we cannot assure you that our growth in market share will continue as our competitors focus more resources on their ETF business or as market participants enter the ETF market. Some of our competitors may have significantly greater financial and other resources than we have in our market-making activities and may have greater name recognition. These competitors may be able to respond more quickly to new or evolving opportunities and listing company requirements. They also may be able to undertake more extensive promotional activities to attract new listing companies. Our failure to compete effectively would have an adverse effect on our operating results.

We may not be able to generate sufficient cash flows to meet any future debt service obligations if we need to undertake new indebtedness in the future to fund our operations.

Although we currently have no outstanding indebtedness after February 15,2010, we may in the future be required to undertake debt obligations to fund our businesses. Our ability to generate sufficient cash flows from operations to make scheduled payments on any new debt obligations will depend on our future financial performance, which will be, to an extent, subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

We cannot provide assurance that our business will not need to incur debt in the future and, if so, we cannot assure you that we would be able to generate sufficient cash flows or that future borrowings will be available to us in an amount sufficient to enable us to pay any future debt or to fund our other liquidity needs. If our future cash flows from operations are insufficient to pay any future obligations as they mature or to fund our liquidity needs, we may be forced to sell assets, obtain additional equity capital or restructure or refinance all or a portion of any future debt on or before maturity. We cannot assure you that we will be able to obtain, repay or refinance any future debt on a timely basis or on satisfactory terms, if at all.

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

Any information or communication systems failure or decrease in information or communications systems performance that causes interruptions in our operations could have an adverse effect on our business, financial condition and/or operating results. Our systems may fail as a result of a hardware, software, power or telecommunications failure. In addition, our offices are located in close proximity to the site of the September 11, 2001 terrorist attacks on the World Trade Center. The aftermath of the attacks on the World Trade Center required us to close our operations and temporarily operate from our disaster recovery site. The NYSE and AMEX were also forced to stop operating for four consecutive trading days, which caused our operations to halt. It is possible that additional terrorist attacks or acts of war may occur in the future and that such attacks could compromise or disable our systems. Although we have established back-up disaster recovery centers in New York, Chicago and internationally and have an overall business continuity plan in the event of another disaster, these measures may not be effective in preventing an interruption of our business.

We also are dependent on the proper and timely function of complex information and communications systems maintained and operated by or for the exchanges on which we operate, and clearing and depositary institutions. Failures or inadequate or slow performance of any of these systems could adversely affect our ability to operate and complete trades. The failure to complete trades on a timely basis could subject us to losses and claims for losses of brokers and their customers.

We may have difficulty successfully managing the evolution of our business.

The transition of our business model to a more electronic trading marketplace has increased the demands upon our management and operations. This evolution has required, and will continue to require, an increase in investment in management personnel, financial and management systems and controls and facilities. The scope of procedures for assuring compliance with applicable rules and regulations, including SOX, has changed as the complexity of our business has increased. Although the size of our workforce significantly declined from 2006 through 2009, many of our SOX policies, processes and controls have not, which means we have fewer employees to ensure these controls are completed. We have implemented formal compliance procedures that are regularly updated but in the changing economic and regulatory environment, especially due to the merger of NYSE Regulation and the NASD into FINRA and proposed new rules and market structures noted above, we may be unable to timely adapt our compliance personnel and procedures to keep up in the changing environment. Our future operating results will depend on our ability to continue:

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

Our offices are located at 33 Whitehall Street, New York, New York, 10004 where we lease approximately 48,000 square feet under a lease expiring February 17, 2017. We also lease two trading posts on the floor of the NYSE until January 19, 2010 and approximately 3,100 square feet of additional space in New York and Boston under leases expiring between August 2009 and September 2012. In 2009, we leased 3,339 square feet in Stamford Connecticut under a lease expiring in 2014. In addition, we lease approximately 2,470 square feet in London, England, under a lease expiring in November 2011, and approximately 133 square meters in Hong Kong under a lease expiring in November 2010. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the near future.

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

On June 28, 2007, CalPERS moved for class certification of “[a]11 persons and entities who submitted orders (directly or through agents) to purchase or sell NYSE-listed securities between January 1, 1999 and October 15, 2003, which orders were listed on the specialists’ display book and subsequently disadvantaged by defendants,” and for the certification of CalPERS and Market Street Securities Inc. as class representatives.

On September 18, 2007, the United States Court of Appeals for the Second Circuit reinstated certain of the claims against the NYSE that previously had been dismissed.

On March 14, 2009, the court granted CalPERS’ motion for class certification.

On April 13, 2009, we, LaBranche & Co. LLC, Mr. LaBranche and the other specialist firm defendants and their affiliates filed a petition in the United States Court of Appeals for the Second Circuit, pursuant to Federal Rule of Civil Procedure 23(f), for permission to appeal the class certification order. On October 1, 2009, the United States Court of Appeals for the Second Circuit denied the petition, and, on October 21, 2009, we, LaBranche & Co. LLC, Mr. LaBranche and the other specialist firm defendants and their affiliates filed a motion for reconsideration. On February 24, 2010, the Second Circuit denied this motion for reconsideration.

On October 5, 2009, CalPERS and the NYSE informed the court that they had agreed to settle all claims against the NYSE.

We believe that the claims asserted against us by the plaintiffs in this proceeding are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of this proceeding. We therefore are unable to estimate the amount or potential range of any loss that may arise out of this proceeding. The range of possible resolutions could include a determination and judgment against us or a settlement that could require a substantial payment by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceeding described above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory actions incidental to the ordinary course of our and their respective businesses. While the ultimate outcome of those claims, lawsuits and regulatory actions that currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these claims, proceedings and regulatory actions, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	(Reserved).

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the NYSE under the symbol “LAB.” The following table sets forth the range of high and low closing sales prices for our common stock on the NYSE for each fiscal quarter within the two most recent fiscal years:

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$7.62	$3.41	$6.21	$3.70
Second Quarter	$4.75	$3.12	$8.12	$4.25
Third Quarter	$4.54	$3.34	$7.95	$3.23
Fourth Quarter	$3.47	$2.38	$6.70	$2.86

Holders

As of March 9, 2010, we had 51 stockholders of record of our common stock and an estimated 4,500 beneficial owners. The closing sale price of our common stock on March 9, 2010 was $5.60 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the caption “Executive and Director Compensation” in our definitive Proxy Statement to be used in connection with our 2010 Annual Meeting of Stockholders to be held on May 18, 2010, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009 (the “2010 Proxy Statement”), is incorporated herein by reference.

Purchases of Equity Securities in the Fourth Quarter of 2009 and the First Quarter of 2010

In July 2009, our board of directors had increased a previously authorized share repurchase program to repurchase shares of our common stock from $40 million to $65 million. In the fourth quarter of 2009, we repurchased an aggregate of 2,153,998 shares at a cost of approximately $5.9 million, as set forth by month in the table below.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2009	282,983	$2.66	282,983	(2)
November 1 – November 30, 2009	1,861,015	2.74	1,861,015	(2)
December 1 – December 31, 2009	10,000	2.76	10,000	(2)

Total	2,153,998	$2.73	2,153,998	(2)

(1)	Average Price Paid per Share includes transaction costs.
(2)	Since board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

Following these repurchases, as well our previous quarters’ repurchases of our shares under the repurchase plan, we had repurchased approximately $41.6 million of our common stock under the repurchase plan through January 22, 2010. On January 22, 2010, the date we completed the sale of our DMM business, our Board of Directors authorized the increase of the share repurchase program by $76.6 million to a total of $141.6 million. This increase left us with $100 million of common stock to be repurchased under our board-authorized share repurchase program.

On January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and we repurchased an aggregate of 8,539,667 shares of common stock at a price of $4.60 per share, for a total tender price of $39.3 million, constituting the purchase of an aggregate of 16.6% of our shares. George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President, tendered 500,000 shares of the 3,701,094 shares he beneficially owned (representing 0.9% of the outstanding shares) in the tender offer. Other than Mr. LaBranche, none of our directors and executive officers tendered any of their shares in the tender offer.

The repurchase of the shares tendered, combined with the 10,937,769 shares repurchased by us pursuant to Board-authorized purchases over the past 18 months, have resulted in our repurchasing an aggregate of 19,477,436 shares of our common stock, which constitutes a repurchase of an aggregate of 31.2% of our outstanding shares of common stock to date under our board-authorized repurchase programs.

Following consummation of the tender offer, we have approximately $60.7 million left under our board-authorized repurchase program. Repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements. We have funded, and will continue to fund, our share repurchases through a combination of cash from operations, and excess cash at our holding company, dependent upon market conditions.

Performance Graph

COMPARATIVE PERFORMANCE BY LaBRANCHE & CO INC.

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group for a five-year period. This chart compares our common stock with (i) the NYSE Composite Index and (ii) the NASDAQ Financial-100 Index. The chart assumes (a) $100 was invested on January 1, 2005 in each of our common stock, the stocks comprising the NYSE Composite Index and the stocks comprising the NASDAQ Financial-100 Index and (b) the reinvestment of dividends.

Comparison of Cumulative Total Return

Item 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and as of December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our consolidated financial statements, included elsewhere in this filing. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this filing.

(000’s omitted)	For Year Ended December 31,
	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS DATA:
Revenues:
Net gain on principal transactions	$51,196	$240,546	$158,649	$84,960	$59,980
Commissions and other fees	29,957	26,035	23,013	33,884	41,729
Net (loss) gain on investments	(8,204)	(189,929)	(16,009)	237,993	10,999
Stock borrow interest	1,925	61,781	200,073	156,603	32,482
Other interest	106	5,230	16,247	9,580	5,968
Other	3,998	2,741	3,212	1,224	39

Total revenues	78,978	146,404	385,185	524,244	151,197

Interest expense	45,146	119,051	302,510	239,555	88,303

Total revenues, net of interest expense	33,832	27,353	82,675	284,689	62,894

Expenses:
Employee compensation and benefits	39,757	108,231	55,522	47,193	47,445
Early extinguishment of debt	(762)	5,395	—	—	—
Other	62,265	67,130	61,630	58,708	47,916

Total expenses	101,260	180,756	117,152	105,901	95,361

(Loss) income from continuing operations before (benefit) provision for income taxes	$(67,428)	$(153,403)	$(34,477)	$178,788	$(32,467)

(Loss) income from discontinued operations before (benefit) provision for income taxes	$(68,532)	$39,023	$(487,248)	$58,224	$(83,572)

Net (loss) income	$(97,820)	$(65,963)	$(350,474)	$136,804	$37,521

(000’s omitted)	As of December 31,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA:
Total assets	$3,780,163	$3,731,615	$5,298,591	$5,374,889	$3,664,909
Total long term obligations (1)	189,323	199,323	459,811	466,206	490,820
Stockholders’ equity	$321,259	$442,850	$527,917	$874,707	$733,456

	For Year Ended December 31,
	2009	2008	2007	2006	2005
COMMON SHARE DATA:
(Loss) earnings from per diluted share	$(1.78)	$(1.07)	$(5.71)	$2.22	$0.61

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

Given the significant volatility of the market price of the NYX shares in each period, we believe that adjusting GAAP revenues to exclude this measure provides investors with a more compete understanding of our operating performance. Following this annual report on Form 10-K, we anticipate that we will no longer be adjusting our GAAP revenues to give pro forma effect to our gains/losses in our NYX shares, particularly due to the fact that we have sold approximately 2,000,000 of our 3.1 million previously-owned NYX shares, leaving us with a position of approximately 1.1 million NYX shares. To the extent we continue to own NYX shares, the gain or loss in our position will continue to be reflected each period in our revenues as a component of net gain or loss on investments.

The following is a reconciliation of U.S. GAAP results to our pro-forma results and a reconciliation of GAAP Subsequent Event Adjustments to pro-forma results for the periods presented:

	Twelve Months Ended December 31,
	2009				2008
	Amounts as reported	(1) (2) Adjustments		Pro forma amounts	Amounts as reported	(1) (2) Adjustments		Pro forma amounts
Revenues, net of interest expense	$33,832	$6,268	(1)	$40,100	$27,353	$181,376	(1)	$208,729
Total expenses	101,260	762	(2)	102,022	180,756	(5,395	)(2)	175,361

(Loss) income before (benefit) provision for income taxes	(67,428)	5,506		(61,922)	(153,403)	186,771		33,368
(Benefit) provision for income taxes (3)	(28,604)	2,202		(26,402)	(63,986)	74,708		10,722

(Loss) income from continuing operations	(38,824)	3,304		(35,520)	(89,417)	112,063		22,646

Basic per share	$(0.71)	$0.06		$(0.65)	$(1.45)	$1.82		$0.37
Diluted per share	$(0.71)	$0.06		$(0.65)	$(1.45)	$1.82		$0.37

(1)	Revenue adjustment reflects (gain) loss in each accounting period, based on the change in fair market value of our NYX shares at the end of each such period versus the beginning of such period.
(2)	Expense adjustment reflects the (income) expense associated with early extinguishment of our debt in accounting period.
(3)	In the first quarter of 2008, we recognized a tax benefit due to the release of a tax reserve for an expired tax year, which resulted in a reduced provision for income taxes.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Overview

In 2009, market structure changes continued to impact our businesses, particularly our traditional cash equity market-making, formerly “specialist,” division. This division, which once accounted for all of our revenues, made the transition in December 2008 to a Designated Market Maker (“DMM”) model from a specialist model. While very significant changes had been made in the role of the specialist with the 2006 implementation of the Hybrid Market, the DMM role in 2009 evolved to a business almost entirely focused on capturing liquidity payments or rebates as the primary source of revenue rather than relying on principal trading revenues. This evolution was primarily caused by the increased proliferation of competing electronic market places and “dark pools” that reduced the NYSE’s participation in order flow of its listed securities. This transition required us to make some important decisions regarding the future of our company which we discuss below.

Management, recognizing that market structure changes made it necessary to diversify business lines, had for years made considerable progress in this regard. We successfully expanded our non-traditional market-making businesses and, as a result, beginning in 2007, our specialist/DMM market-making business accounted for less than half of our revenues. We also expanded our non-traditional market-making operations internationally. As we became more dependent on revenues in options and EFTs, results in those businesses began to significantly affect our overall results. Negative results in our domestic options market-making division led to operating losses for 2009, even though our international ETF and domestic foreign currency options market-making businesses were profitable.

Several factors contributed to the domestic options market-making trading losses we reported in 2009. One important factor was the departure of our senior options trading team in January 2009. Management made the decision to hire a new group to run the options business and at the same time made the decision to significantly reduce the trading positions of the traders who had left the firm. The reduction in the positions of the traders who left the firm resulted in revenue declines, which almost entirely accounted for the losses that were reported for the first quarter of 2009. Losses in the second quarter of 2009 were attributable again to the unwinding of previous options market-making positions, and to a lesser extent, costs associated with new positions taken by our options trading team. After continuing to experience losses in the third quarter of 2009, again attributable to options market-making activities, our options group, working with senior management, made the decision to shorten the maturities of our options positions so that the substantial majority of those positions would mature and unwind by the middle of January 2010. We decided to follow this strategy because the revenues gained by providing liquidity in those option contracts were not sufficient to offset the costs associated with taking positions, including financing costs and exchange, clearing and brokerage fees. We also believed that such an approach would give us additional financial flexibility in 2010. This strategy has given us an ability to reallocate capital in 2010. In addition, our more measured and deliberate approach to adding new options positions enabled us to report meaningful positive results for the fourth quarter of 2009.

With our trading activities outside our DMM business increasingly influencing our results, the changes in market structure that affected our DMM division did not allow for the necessary operating leverage to mitigate the losses at our options group, even though the traditional cash equity market-making division continued to generate cash. Moreover, the costs and regulatory limitations of being in the DMM business constrained our financial and operational flexibility. The net liquid asset requirement of the DMM business was one such substantial cost to us, because, as of December 31, 2009, it required us to segregate $76 million that could not be deployed for other business opportunities or strategic options. In addition, management has viewed our public debt as a financing cost to fund the DMM business’ net liquid asset requirement, which, as recently as two years ago, was $447 million. Management accordingly repurchased significant portions of our public debt each time the NYSE has reduced our net liquid asset requirement. In 2009, we paid approximately $21 million in interest on our public debt. Management determined that it was in the best interest of our company to eliminate that expense. All of these factors led to the decision to sell our DMM business and to redeem all of our outstanding public debt in January 2010. We also reduced our position in NYX shares in the fourth quarter of 2009 and early 2010 to approximately 1.1 million shares from approximately 3.1 million shares.

Following the sale of our DMM business, we now will focus on options, ETFs and foreign currency option market making, as well as institutional brokerage services. We have a clean and liquid balance sheet. We have substantially reduced our operating overhead. We believe we are now able to better respond to changes and opportunities that are taking place in our businesses.

In light of recent events, including the sale of our DMM business, we are exploring an initiative to combine our domestic broker-dealers. We cannot currently estimate the timing or achievability of this potential combination of broker-dealers but we are committed to making our domestic broker-dealer operations more integrated and streamlined in a manner that was not permitted by regulatory requirements that no longer apply to us after the sale of our DMM business.

New Accounting Developments

Fair Value Measurements

In October 2008, the FASB issued ASC 820 (FSP FAS 157-3) which clarifies the application of ASC 820 (SFAS 157) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate pursuant to ASC 250 (SFAS 154). The disclosure provisions of ASC 250 (SFAS 154) for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As of December 31, 2009, we do not hold any securities that would be subject to change based on ASC 820 (FSP FAS 157-3).

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

ASC 820 (ASU 2009-12) will allow investors to use the net asset value of investments in investment companies that do not have a readily determinable fair value if the investees have the attributes of investment companies and the net asset values are calculated consistent with the AICPA Audit and Accounting Guide, Investment Companies, which generally requires investments to be measured at fair value. This proposal will not have any effect on our financial position. This Statement is effective for financial statements issued for interim and annual periods ending after December 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

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

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. During the year ended December 31, 2009, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. On January 22, 2010 we sold the DMM business of Labranche & Co LLC for $25 million to Barclays. As a result of this sale, we valued our goodwill at $21.7 million as the sales price provided the valuation for our intangibles. As this was considered the best indicator of fair value for the intangibles in this segment, we impaired the remaining goodwill assets to this value at December 31, 2009.

Historically, one of our intangible assets, as defined under ASC 350 (SFAS No. 142), was our trade name. We determined the fair value of our trade name by applying the income approach using the royalty savings methodology. This method assumes that the trade name has value to the extent we are relieved of the obligation to pay royalties for the benefits received from it. Application of this methodology requires estimating an appropriate royalty rate, which is typically expressed as a percentage of revenue. Estimating an appropriate royalty rate includes reviewing evidence from comparable licensing agreements and considering qualitative factors affecting the trade name. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our trade name.

As a result of the sale of LaBranche & Co. LLC’s DMM business on January 22, 2010, LaBranche & Co. LLC would no longer be able to trade as a DMM for a period of three years subsequent to the sale. The tradename was an asset of LaBranche & Co. LLC, the NYSE DMM broker/dealer. As a result of a significant decline of future revenue and the inability to act as an NYSE DMM or market maker, we determined that the trade name intangible asset would be fully impaired at December 31, 2009.

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

We have adopted Statement of Financial Accounting Standards, or ASC 820 (SFAS No. 157) “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 (SFAS No. 157) outlines a fair value hierarchy that is used to determine the value to be reported. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under ASC 820 (SFAS No. 157) are as follows:

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

Non-Marketable Securities

The measurement of non-marketable securities is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies and limited liability company interests of service provider entities and therefore are included in other assets or financial instruments owned in the condensed consolidated statements of financial condition due to the nature of business in which we have an investment. Certain investments in non-marketable securities are initially carried at cost, unless there are third-party transactions evidencing a change in value. For certain other investments in non-marketable securities, we adjust their carrying value by applying the equity method of accounting pursuant to ASC 325 (APB 18). Under the equity method the investor recognizes its share of the earnings and losses of an investee in the periods for which they are reported by the investee in its financial statements. These assets included in other assets represent limited liability companies that are service providers and whose value is affected by nonfinancial components. In addition, if and when available, management considers other relevant factors relating to non-marketable securities in estimating their value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment—such as conversion features—among others.

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

Completed Purchases of Outstanding Indebtedness

As of December 31, 2009, our aggregate outstanding indebtedness consisted of $189.3 million of our senior notes due 2012. On February 15, 2010 (the “Redemption Date”), we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt. On the Redemption Date, all of our remaining note holders were paid 102.75% of the principal amount of their notes, plus accrued and unpaid interest thereon up to the Redemption Date. Therefore, as of February 15, 2010, we have no remaining outstanding public debt, resulting in a reduction of our interest expense by approximately $21 million per year. On January 22, 2010, we satisfied and discharged the indenture governing our outstanding public debt by irrevocably depositing with U.S. Bank National Association (the Trustee for the indebtedness) cash in an amount sufficient to pay the full amount of the redemption price for the Senior Notes on the Redemption Date, together with irrevocable instructions from our directing U.S. Bank to apply such funds to the payment of the Senior Notes on the Redemption Date. Thus, as of January 22, 2010, we were no longer obligated or restricted under the indenture governing our public debt.

Stock Purchases and Completed Tender Offer

On January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and we repurchased an aggregate of 8,539,667 shares of common stock, at a price of $4.60 per share, for a total tender price of $39.3 million. The repurchase of the shares tendered, combined with the 10,937,769 shares repurchased by us pursuant to board-authorized purchases over the past 18 months, have resulted in our repurchasing an aggregate of 19,447,436 shares of our common stock, constituting an aggregate of 31.2% of our shares that were outstanding before any repurchase were made under our repurchase programs.

George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President, tendered 500,000 shares of the 3,701,094 shares he beneficially owned (representing 0.9% of the outstanding shares) in the tender offer. Other than Mr. LaBranche, none of our directors and executive officers tendered any of their shares in the tender offer. Upon completion of the tender offer, we have approximately 42.9 million shares issued and outstanding. Following completion of the tender offer, we have approximately $60.7 million in board-authorized repurchases remaining under our repurchase program. Repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

Results of Operations

Market-Making Segment Operating Results from Continuing Operations (without DMM Business Results)

(000’s omitted)	For the Years Ended December 31,			2009 vs. 2008 Percentage Change	2008 vs. 2007 Percentage Change
	2009	2008	2007
Revenues:
Net gain on principal transactions	$48,526	$238,140	$157,970	(79.6)%	50.8%
Commissions and other fees	—	—	76	—	(100.0)
Net loss on investments	(5,660)	(167,341)	(14,547)	(96.6)	1050.3
Interest income	2,010	62,493	203,380	(96.8)	(69.3)
Other	3,734	3,162	2,991	18.1	5.7

Total segment revenues	48,610	136,454	349,870	(64.4)	(61.0)
Inventory financing	23,300	87,502	251,850	(73.4)	(65.3)

Revenues, net of interest expense	25,310	48,952	98,020	(48.3)	(50.1)
Operating expenses	55,618	135,904	77,461	(59.1)	75.4

(Loss) income before taxes	$(30,308)	$(86,952)	$20,559	(65.1)%	(522.9)%

Revenues from our Market-Making segment from continuing operations consist primarily of net gains and losses resulting from our market-making activities in ETFs, options and futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as market-maker.

Net gain on principal transactions represents trading gains net of trading losses and certain exchange imposed trading activity fees, where applicable, and are earned by us when we act as principal buying and selling stocks, rights, options, ETFs and futures.

Net gain/(loss) on investments reflects the aggregate losses generated from our investments in restricted and unrestricted NYX shares (in 2008, 2007 and 2006) and other investments not derived specifically from market-making activities.

Other revenue at our Market-Making segment consists primarily of miscellaneous receipts not derived specifically from market-making activities.

Interest expense attributable to our Market-Making segment is the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs market-making operations.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The significant decline in our net gain on principal transactions in 2009 from 2008 was attributable to losses in our derivative product market-making businesses principal trading revenue in the first three quarters of 2009.

This decline in principal trading revenues was directly related to significant declines in 2009 in both trading volumes and volatility throughout 2009. In addition, the losses in our options market-making business were related to the period in the first quarter of 2009 after our options market-making team left in which we wound down our positions to the extent possible and to the second and third quarter decline in revenues from historical periods during which our new options market making team was ramping up its operations. The overall decline in options market-making principal trading revenues was partially offset in the fourth quarter of 2009, in which our options market-making results were profitable. During 2009, both the CBOE VIX Index and trading volumes decreased simultaneously.

Net loss on investments declined to $5.7 million in 2009 from $167.3 million in 2008, is primarily as a result of the decline in the unrealized loss on our NYX shares, which represents the decline in the fair value of the NYX shares from $27.38 per share on December 31, 2008 to $25.30 per share on December 31, 2009.

Other interest revenues decreased due to lower average interest rate yields earned on our investment of cash as a result of our having less cash on hand after debt and stock repurchases in 2008 and 2009.

Other revenue remained relatively unchanged in 2009 and is mainly comprised of proprietary trading activities and our receipt from the quarterly dividend on our NYX shares declared by NYSE Euronext, Inc.

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

For a discussion of operating expenses see “Our Operating Expenses” below.

Market-Making Segment Operating results including Discontinued Operations

(000’s omitted)	For The Years Ended			2009 vs. 2008 Percentage Change	2008 vs. 2007 Percentage Change
	2009	2008	2007
Revenues:
Net gain on principal transactions	$50,302	$299,030	$184,320	(83.2)%	62.2%
Commissions and other fees	38,547	18,572	24,003	107.6	(22.6)
Net loss on investments	(5,581)	(170,893)	(15,403)	(96.7)	1,009.5
Interest income	1,951	64,010	217,120	(97.0)	(70.5)
Other	3,863	3,481	3,369	11.0	3.3

Total segment revenues	89,082	214,200	413,409	(58.4)	(48.2)
Fixed Interest on Debt	—	176	265	(100.0)	(33.6)
Inventory financing	23,304	87,502	252,247	(73.4)	(65.3)

Revenues, net of interest expense	65,778	126,522	160,897	(48.0)	(21.4)
Operating expenses	77,048	174,451	128,221	(55.8)	36.1
Goodwill Impairment	87,570	—	164,100	100.0	100.0
Stock list Impairment	—	—	335,264	—	100.0

(Loss) income before taxes	$(98,840)	$(47,929)	$(466,688)	106.2%	(89.7)%

The significant decline in our net gain on principal transactions in 2009 from 2008 was attributable to a decline in principal trading revenues at our cash equities market-making business and losses in our derivative product market-making businesses principal trading revenue in the first three quarters of 2009. This decline in principal trading revenues was directly related to significant declines in 2009 in both trading volumes and volatility throughout 2009. In addition, the losses in our options market-making business were related to the period in the first quarter of 2009 after our options market-making team left in which we wound down our positions to the extent possible and to the second and third quarter decline in revenues from historical periods during which our new options market making team was ramping up its operations. The overall decline in options market-making principal trading revenues was partially offset in the fourth quarter of 2009, in which our options market-making results were profitable. During 2009, both the CBOE VIX Index and trading volumes decreased simultaneously.

Commissions revenue increased in 2009 to $38.5 million from $18.6 million in 2008, primarily due to the increase in liquidity provision payments to our DMM business, which increased due to rate changes in 2009, as well as improvements we made to our DMM trading technology to quote at the NBBO more often and bring more NBBO order-flow to the NYSE in our listed products.

Net loss on investments declined to $5.6 million in 2009 from $170.9 million in 2008, is primarily as a result of the decline in the unrealized loss on our NYX shares, which represents the decline in the fair value of the NYX shares from $27.38 per share on December 31, 2008 to $25.30 per share on December 31, 2009.

Other interest revenues decreased due to lower average interest rate yields earned on our investment of cash as a result of our having less cash on hand after debt and stock repurchases in 2008 and 2009.

Other revenue remained relatively unchanged in 2009 and is mainly comprised of proprietary trading activities and our receipt from the quarterly dividend on our NYX shares declared by NYSE Euronext, Inc.

Interest expense decreased primarily as a result of decreased inventory financing costs relating to a decrease in our positions and lower interest rates relating to inventory financing costs such as margin interest.

For a discussion of operating expenses see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

(000’s omitted)	For the Years Ended December 31,			2009 vs. 2008 Percentage Change	2008 vs. 2007 Percentage Change
	2009	2008	2007
REVENUES:
Net gain on principal transactions	$2,670	$2,405	$678	11.0%	254.7%
Commissions and other fees	29,957	26,035	22,938	15.1	13.5
Net loss on investments	(2,370)	(18,896)	(1,212)	(87.5)	1459.1
Interest income	9	311	2,354	(97.1)	(86.8)
Other	286	229	86	24.9	166.3

Total segment revenues	30,552	10,084	24,844	203.0	(59.4)
Inventory financing	8	28	917	(71.4)	(96.9)

Revenues, net of interest expense	30,544	10,056	23,927	203.7	58.0
Operating expenses	36,605	28,616	29,106	27.9	(1.7)

Loss before taxes	$(6,061)	$(18,560)	$(5,179)	(67.3)%	258.4%

Our Institutional Brokerage segment’s commission revenue includes commissions generated by our sales trading desk, professional traders and the loan sales and trading agency business in each period. Commission revenue for 2008 includes direct-access floor brokerage activities which were terminated during the third quarter of 2008.

Net gain (loss) on investments reflects the aggregated gains and losses generated from our investments in restricted and unrestricted, in 2009, NYX shares as well as proprietary trading losses. Proprietary trading began in March 2008.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net gain on principal transactions are the result of trading and market making in OTC Bulletin Board and pink sheet securities

Commission revenue increased due to additional staffing at the institutional trading desk and the commencement of the loan sales and trading business, resulting in an increased customer base.

Net loss on investments include losses in our NYX shares and in proprietary trading for both 2009 and 2008. NYX losses were $0.6 million and $14.0 million, respectively and proprietary trading losses were $1.8 million and $4.9 million, respectively.

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

Effective June 8, 2007, LFS exited the clearing business. Therefore, there were no stock borrow/loan transactions generating interest income/expense in 2008.

For a discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

(000’s omitted)	For the Years Ended December 31,			2009 vs. 2008 Percentage Change	2008 vs. 2007 Percentage Change
	2008	2008	2007
REVENUES:
Interest	$12	$4,207	$10,586	(99.7)%	(60.3)%
Net loss on investments	(174)	(3,692)	(251)	(95.3)	1370.9
Other	(22)	(649)	135	(96.6)	(581.5)

Total segment revenues	(184)	(134)	10,470	37.3	(101.3)
Fixed interest on debt	21,838	31,521	49,743	(30.7)	(36.6)

Revenues, net of interest expense	(22,022)	(31,655)	(39,273)	(30.4)	(19.4)
Early extinguishment of debt	(762)	5,395	—	(114.1)	(100.0)
Operating expenses	9,799	10,841	10,585	(9.6)	2.4

Loss before taxes	$(31,059)	$(47,891)	$(49,858)	(35.1)%	(3.9)%

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

Interest expense mainly relates to the effective yield on our public debt inclusive of our debt issuance costs. As noted, on February 15, 2010, we redeemed all of the 2012 Notes and which eliminated the fixed interest on public debt of approximately $21 million per year.

Operating expenses mainly relate to finance, accounting, tax, legal, treasury and human resource expenditures as well as related insurance and corporate governance costs and fees.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Interest revenues decreased primarily as a result of substantial decline of the yield on our short term investments and as a result of cash balances decreasing due to the repurchase of our debt and stock.

Net loss on investments is the result of a decline in the market value of our non-marketable investments.

Interest expense in our Other segment, decreased to $21.8 million in 2009 from $31.5 in 2008, primarily due to the redemption and repurchase of our outstanding debt.

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

For a discussion of operating expenses see “Our Operating Expenses” below.

Our Operating Expenses

(000’s omitted)	For the Years Ended December 31,			2009 vs. 2008 Percentage Change	2008 vs. 2007 Percentage Change
	2009	2008	2007
EXPENSES:
Employee compensation and related benefits	$39,757	$108,231	$55,522	(63.3)%	94.9%
Exchange, clearing and brokerage fees	33,893	41,083	32,730	(17.5)	25.5
Lease of exchange memberships and trading license fees	138	177	420	(22.0)	(57.9)
Depreciation and amortization	3,999	3,624	3,802	10.3	(4.7)
Extinguishment of debt	(762)	5,395	—	(114.1)	(100.0)
Other operating expenses	24,235	22,246	24,678	8.9	(9.8)

Total expenses before taxes	101,260	180,756	117,152	(44.0)	54.3

Benefit for income taxes	$(28,604)	$(63,986)	$(22,401)	(55.3)%	306.8%

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

While consolidated employee compensation and related benefits expense decreased in 2009 compared to 2008 the main component of this decrease was due to performance-based pay relationship to decreased trading results and to a lesser extent compensation was lower due to a decrease in employee headcount. The year over year decrease in compensation was $68.4 million or a 63% decrease as compared to a decrease in net gain on principal transactions revenue year over year of $189.3 million. Exchange, clearing and brokerage fees decreased primarily due to decrease in revenues in our market making businesses. Exchange, clearing and brokerage fees decreased by $7.2 million to $33.9 million or an increase of approximately 17.5%.

Lease of exchange memberships decreased as a result of a decline in the number of trading licenses we use to trade. Lease of exchange memberships expense decreased by 78% year over year due to fewer licenses and lower fees per license.

Other operating expenses increased in 2009 compared to 2008 mainly due to an increase in communication expenses and other miscellaneous sundry costs.

Our benefit for income taxes decreased in 2009 to a $28.6 million tax benefit, versus a tax benefit of $64.0 million in 2008. The difference in 2009 versus 2008 was that the 2008 tax benefit was derived from unrealized loss in NYX shares while the 2009 loss was mainly due to operating loss from the market making segment. Our effective tax rate increased to 42.4 in 2009 from 41.7% in 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

While consolidated employee compensation and related benefits expense increased in 2008 compared to 2007 the main component of this increase was due to performance-based pay relationship to increased trading results. The year over year increase in compensation was $52.7 million or a 66% increase as compared to an increase in net trading revenue year over year of $142.2 million or an increase of 106%.

Exchange, clearing and brokerage fees increased primarily due to growth in revenues in our market making businesses. Exchange, clearing and brokerage fees increased by $8.4 million to $41.0 million or an increase of approximately 25% as compared to net trading revenue increase of 106% year over year.

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

Our benefit for income taxes decreased in 2008 to a $64.0 million tax benefit, versus a tax benefit of $22.4 million in 2007. The difference in 2008 versus 2007 was that the current year tax benefit was derived from unrealized loss in NYX shares while the 2007 loss was mainly due to goodwill and intangible asset impairment expense. Our effective tax rate increased to 42.3% in 2008 from 32.8% in 2007 mainly due to non-deductible acquisition goodwill impairment impacting the 2007 tax benefits realized. In 2008, the effective tax rate was higher than the accrual rate of 40% mainly due to the tax benefit derived from a permanent difference related to dividends.

Liquidity and Capital Resources

As of December 31, 2009, we had $3,780 million in assets, of which $188.4 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within 30 days and cash and securities segregated under federal regulations. This compares with $3,732 million in assets at December 31, 2008, of which $306.1 million consisted of cash and short–term investments. To date, we have financed our operations primarily with cash flows from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, due to the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of December 31, 2009, the scheduled maturities of our contractual obligations, without taking into account any available roll-over provisions, were as follows:

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
			(000’s omitted)
Short Term and Long Term Debt	$189,323	$189,323	$—	$—	$—
Operating Lease Obligations	15,249	3,369	4,222	3,862	3,796

Total	$204,572	$192,692	$4,222	$3,862	$3,796

The above schedule reflects the public debt obligation of our remaining outstanding senior notes due May 15, 2012 in the aggregate principal amount of $189.3 million at December 31, 2009, as a short term debt due to the fact that we had announced our decision to redeem all of the $189.3 outstanding senior notes on February 15, 2010 pursuant to the optional redemption provisions of the debenture governing our debt.

The above information excludes $12.3 million of unrecognized tax benefits discussed in Note 7, “Income Taxes”, to our consolidated financial statements because it is not possible to estimate the time period that it might potentially be paid to tax authorities.

Our holding company also has provided, and may in the future provide, in the ordinary course of business, unsecured guarantees to guarantee the payment obligations of certain of its trading subsidiaries and under certain leases.

Purchases of outstanding Senior Notes for the year ended December 31, 2009 were as follows (000’s omitted):

Purchase Date	11% - Due May 2012
Balance at December 31, 2008	$199,323
April 2, 2009	10,000

Balance at December 31, 2009	$189,323

At December 31, 2009, our net cash capital position was $120.3 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, statement of financial condition composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $120.3 million, and on a pro forma basis, giving effect to the repurchase of all our remaining indebtedness, our net cash capital has averaged over $89.8 million.

		($ millions)
	Proforma	12/31/2009	12/31/2008
Cash Capital Available:
Stockholders’ equity (4)	$321.3	$321.3	$442.9
Long term debt > 1 year (3)	0	189.3	199.3
Other holding company liabilities	25.8	25.8	36.7

Total cash capital available	$347.1	$536.4	$678.9

Cash Capital Required:
Regulatory capital (1) (7)	$4.9	$74.1	$79.6
Working capital (8)	103.0	172.2	185.2
NYX unrestricted shares	56.7	56.7	85.8
Illiquid assets/long-term investments (5)	69.4	69.4	157.1
Subsidiary intercompany (2) (6)	1.5	43.7	5.0

Total Cash Capital Required	$235.5	$416.1	$512.7

Net Cash Capital (1)	$111.6	$120.3	$166.2

(1)	Included in Net Cash Capital is short term receivables from leverage loan transactions due within a 21 day period.
(2)	Intercompany transfers are demand notes and are not considered regulatory capital of subsidiaries.
(3)	Reflects debt redemption in proforma column
(4)	Proforma stockholders equity reflects lower stockholders equity for the interest expense, capitalized bond issuance costs impairment and call premium paid to redeem public debt.
(5)	Proforma adjustments reflects the tax adjustment for deductible costs paid to redeem the public debt and the available for sale assets monetized as a result of the DMM business sale consummated on January 22, 2010.
(6)	Proforma subsidiary intercompany transfers have been adjusted to reflect January 2010 repayments.
(7)	Proforma regulatory capital has been adjusted to exclude the Net Liquid Asset requirement due to the sale of the DMM business on January 22, 2010.
(8)	Proforma working capital has been adjusted to reflect the lower capital requirements of the DMM and Institutional Brokerage broker/dealers as affected by the sale of the DMM business.

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

During 2009, our holding company increased intercompany loans to the market making segment in order to reduce our inventory financing costs and made additional repurchases of our outstanding common stock. These expenditures represent the majority of the decrease in available cash at the holding company from December 31, 2008 to December 31, 2009. The intercompany market-making loans were fully repaid to our holding company on January 20, 2010.

Our management has always viewed its core assets to be its trading equity in brokerage accounts, which consist of net financial instruments, broker-dealer receivables/payables, and cash available at the holding company and subsidiaries. Effectively, these are the liquid assets used primarily to provide liquidity in the market making and institutional brokerage businesses, as well as to grow our company.

	($ millions)
	12/31/2009	12/31/2008
Market Making	$242,809	$322,712
Institutional Brokerage	32,562	30,319

Net Trading Equity	275,371	353,031
Holding company cash	120,311	166,172
NYX position	55,239	85,839

Net liquid assets	$450,921	$605,042

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in the short-term to generate cash to meet debt maturities or other business needs. More precisely, as of December 31, 2009, we have identified the following alternative funding measures to support future debt maturity requirements:

1.	Collect intercompany loan balances;

2.	Reduction of excess capital at LaBranche & Co. LLC to only required NLA (i.e., declare and pay a dividend to the holding company of excess NLA);

3.	Our NYX shares, as previously discussed, can be either sold or held as qualifying regulatory capital;

4.	Liquidation of available net invested capital at certain subsidiaries.

Alternative Funding Measures
($ millions)
Intercompany advance	$43.7
Excess regulatory capital at subsidiaries (1)	27.6
NYX shares (2)	56.7
Net cash capital	120.3
Other investments (4)	2.2

Total cash available from alternative funding measures	$250.5

(1)	Subject to regulatory approval prior to distribution to the holding company.
(2)	Based on NYX price of $28.89 per share on December 31, 2009.
(3)	After tax proceeds of hedge fund investments

Following our repurchases of senior and subordinated debt over the past three years, as of December 31, 2009 we maintained our ability to repurchase in whole or in part the remaining senior notes at any time up to the maturity date, in May 2012, without materially impacting the current operations at any of our trading subsidiaries.

On February 15, 2010 (the “Redemption Date”), we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt. On the Redemption Date, all of our remaining note holders were paid 102.75% of the principal amount of their notes, plus accrued and unpaid interest thereon up to the Redemption Date. Therefore, as of

February 15, 2010, we have no remaining outstanding public debt, resulting in a reduction of our interest expense by approximately $21 million per year. On January 22, 2010, we satisfied and discharged the indenture governing our outstanding public debt by irrevocably depositing with U.S. Bank National Association (the Trustee for the indebtedness) cash in an amount sufficient to pay the full amount of the redemption price for the Senior Notes on the Redemption Date, together with irrevocable instructions from us directing U.S. Bank to apply such funds to the payment of the Senior Notes on the Redemption Date. Thus, as of January 22, 2010, we were no longer obligated or restricted under the indenture governing our public debt

Our “Other liabilities” of $12.9 million reflected on the accompanying 2009 condensed consolidated statement of financial condition are principally comprised of uncertain tax positions pursuant to ASC 740 (FIN 48). Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

On January 29, 2010, we commenced a cash tender offer to purchase up to 15 million shares of our outstanding common stock at a price of $4.60 per share. The tender offer expired on March 1, 2010 at 5:00 p.m., New York City time. In accordance with the terms and conditions of the tender offer, we purchased 8,539,667 shares of our common stock at a price of $4.60 per share, for a total cost of approximately $39.3 million (excluding fees and expenses relating to the tender offer). Thus, the number of shares we purchased in the tender offer represented approximately 16.6% of our outstanding common stock, since we had 51,487,523 shares outstanding prior to the commencement of the tender offer (following all prior purchases made by us under the prior repurchase program). As a result of the consummation of the tender offer, approximately 42.6 million shares of our common stock remained outstanding. Following completion of the tender offer, we have approximately $60.7 million in board-authorized repurchases remaining under our repurchase program. Repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

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

Following the sale of our DMM operations on January 22, 2010, as a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of December 31, 2009 and December 31, 2008, while LaBranche & Co. LLC was still a DMM firm and specialist firm, respectively, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $91.9 million and $119.4 million, respectively, which exceeded the minimum requirements by $90.9 million and $118.6 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.02 to 1 and 0.10 to 1, respectively.

The NYSE generally requires its market-maker firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA, their position requirement. As of December 31, 2009, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $70.2 million, and its actual NLA, as defined, was $85.3 million. As of December 31, 2008, LaBranche & Co. LLC’s minimum required dollar amount of NLA, as defined, was $73.7 million and its actual NLA, as defined, was $112.7 million. LaBranche & Co. LLC thus satisfied its NLA requirement as of each of those dates. Subsequent to the sale of our DMM business on January 22, 2010, we will no longer have an NLA requirement going forward.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of December 31, 2009 and December 31, 2008, LFS’ net capital, as defined, was $26.1 million and $29.8 million, respectively, which exceeded minimum requirements by $25.1 million and $28.8 million, respectively. In February 2008, we contributed an additional $20.0 million in capital to LFS in order to enable LFS to conduct increased trading activities in connection with its institutional execution business. A portion of the net capital requirement at December 31, 2008 at LFS was met with the value of the NYX shares held by that broker-dealer. In January 2010, LFS distributed $15 million to LaBranche & Co Inc. in the form of a dividend.

LFS is also subject to SEC Rule 15c3-3 because it maintains a soft dollar program that may result in credit balances to such clients. To comply with its December 31, 2009 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.5 million. As of January 5, 2009, to comply with its December 31, 2008 requirement, cash and U.S. Treasury Bills in the amount of $1.9 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.5 million.

As a registered broker-dealer and NYSE Amex member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE/Amex (through FINRA). LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2009 and December 31, 2008, LSP’s net capital, as defined, was $85.7 million and $135.7 million, respectively, which exceeded minimum requirements by $82.8 million and $130.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.51 to 1 and ..54 to 1, respectively.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, the NYSE/Amex and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2009 and December 31, 2008, LSPD’s net capital, as defined, was $2.4 million and $2.7 million, respectively, which exceeded its minimum requirement by $2.4 million and $2.7 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on both dates was .01 to 1.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, our capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of December 31, 2009 Tier 1 capital, as defined, was $49.6 million which exceeded the total variable capital requirement by $3.2 million. At December 31, 2008 Tier 1 capital, as defined, was $25.5 million which exceeded the total variable capital requirement by $19.0 million.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The

minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at December 31, 2009 and December 31, 2008) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at December 31, 2009 and December 31, 2008) and the variable required liquid capital as defined in the FRR. We monitor our compliance with the requirements of the FRR on a daily basis. As of December 31, 2009, LSPH’s liquid capital, as defined was $0.4 million, which exceeded its minimum requirements by $0.1 million. As of December 31, 2008, LSPH’s had negative liquid capital, as defined of $0.1 which was in deficit of its minimum requirements by $0.5. In January and August 2009, LSPH received $1 million and $0.6 million, respectively, of share capital from its parent to increase our regulatory capital above the minimum requirement.

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

In September 2007, Moody’s Investor Services changed its credit rating of our outstanding senior notes from B1 to B2, which continues to be our rating at December 31, 2009, but continued a stable outlook due to our high quality balance sheet and improved liquidity.

On January 14, 2010, Moody’s evaluated us following the debt redemption announcement and continued the outstanding senior note rating at B2, but changed the outlook from stable to positive based upon the increasing quality of our balance sheet and improved liquidity due to the 2012 Note redemption, sale of the DMM business and decreased working capital requirements going forward.

In August 2008, we determined that only one rating agency was necessary to provide a rating for the outstanding senior notes. As such, we terminated our relationship for credit rating services from Standard & Poor’s Investor Services. We still engage the credit rating services from Moody’s but this ongoing relationship will be evaluated after we redeem the 2010 Notes.

Cash Flows

Our cash flows are related primarily to our market-making trading activities, changes in regulatory working capital and our financing activities related to the expansion of our business.

Year Ended December 31, 2009—Our cash and cash equivalents decreased $117.4 million to $186.7 million at the end of 2009. The decrease was primarily attributable aggregate cash used in operations of $83.4 million, which is comprised of a loss from continuing operations of $38.8 million, a loss from discontinued operations of $59.0 million and a decrease in continuing operations working capital of $69.3 million, offset by cash provided from discontinued operations of $83.7 million. The decrease of cash also includes cash used for investing activities of $2.5 million for capital asset additions and cash used for financing activities of $9.1 million for repayment of debt and $25.2 million for the purchase of treasury stock, offset by a $2.8 million net increase for the effect of exchange rate changes.

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

Year Ended December 31, 2007—Our cash and cash equivalents decreased $52.7 million to $504.7 million at the end of 2007. The decrease was primarily the result of the combined effects of $2.1 million of positive cash flow from earnings, a $60.3 million net increase in working capital applied to broker-dealer receivables and payables and investments, a $35.0 million decrease in securities purchased under an agreement to resell offset by an aggregate $2.8 million decrease of net other liabilities over other assets, $2.3 million of proceeds from the sale of a business unit, a $3.5 million expenditure for capital assets and a $25.3 million repayment of a debt.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Due to regulatory requirements that prescribe communication barriers between our broker-dealer subsidiaries, we employ different compliance risk management procedures at each such subsidiary. These risk processes are set forth below:

Our Cash Equities DMM Risk Management Process (through January 22, 2010)

Because our cash equities activities on the NYSE, prior to the sale of our DMM operations to Barclays on January 22, 2010, exposed our capital to significant risks, managing these risks was a constant priority for us. Our central role in the HYBRID market helped us to manage risks by incorporating up-to-date market information in the management of our inventory, subject to our DMM obligations. We had developed a risk management process at our LaBranche & Co. LLC subsidiary that was designed to balance our ability to profit from our DMM activities with our exposure to potential losses and compliance risk. This risk management process included participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains, DMMs and chief risk officer. These parties’ roles are as follows:

Corporate Compliance Committee. LaBranche & Co. LLC’s corporate compliance committee consisted of representatives from executive and senior management, compliance personnel, including our on-floor compliance officer, our general counsel, our chief regulatory officer and several additional senior floor DMMs, known as post managers. The role of the corporate compliance committee was to monitor and report to senior management on the statutory and regulatory compliance efforts of our DMM business. The corporate compliance committee also advised the compliance department in establishing, reviewing and revising our policies and procedures governing LaBranche & Co. LLC’s regulatory compliance structure.

Executive Operating Committee. Our executive operating committee was composed of two executive officers. This committee was responsible for approving all risk management procedures and trading guidelines for our DMM stocks, after receiving recommendations from our floor management committee. In addition, our executive operating committee reviewed all unusual situations reported to it by our floor management committee.

Floor Management Committee. Our NYSE floor management committee, at the time of the sale of the DMM business, was composed of three post managers on the NYSE-floor. This committee was responsible for formulating and overseeing our overall risk management procedures and trading guidelines with the executive operating committee for each of our DMM stocks. The post managers generally met with their floor captains and the Executive Operating Committee on a weekly basis to review and, if necessary, revise the risk management procedures and trading guidelines for particular DMM stocks. We also employed a “wheel manager” who ensures that the floor is adequately staffed at all times. In addition, the post managers, the wheel manager and floor captains were always available on the trading floor to review and assist with any unusual trading situations reported by a floor captain, and to assist and or provide necessary staff to assist on break-out or intense trading situations. Our floor management committee reported to our executive operating committee about each of these trading situations as they occurred. Our floor management committee also trained other DMM and trading assistants on a regular basis on new rules and/or interpretations from the NYSE with respect to our DMM obligations and guidelines, with the assistance of our compliance department. The post managers generally met with the DMMs on their post at least once a week to evaluate each DMM’s adherence to our risk management procedures and trading guidelines, as well as to review compliance reports generated by the compliance department in monitoring and reviewing DMM trading activities.

Floor Captains. Prior to the sale of our DMM business, we employed three floor captains who monitor the activities of our cash equities DMMs throughout the trading day from various positions at our trading posts. In addition, the floor captains were readily available to assist our DMMs in determining when to deviate from procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains reported these unusual situations and any deviations from these procedures and guidelines to their respective post managers.

DMMs. Prior to the sale of our DMM business, our DMMs conducted electronic and, at times, manual trading of our DMM stocks based upon the conditions of the marketplace. In doing so, DMMs observed our risk management procedures and trading guidelines in tandem with their responsibility to create and maintain a fair and orderly market. DMMs promptly notified a floor captain or post manager of any unusual situations or market conditions requiring a deviation from our procedures and guidelines

On-Floor Compliance Officer. We had an on-floor compliance officer that monitored the DMMs’ compliance with NYSE rules throughout the day on an ad hoc basis. The on-floor compliance officer reported his findings on general on-floor compliance initiatives on a daily basis to our equity DMM unit’s Chief Compliance Officer and Chief Executive Officer and provided summary updates of these efforts to the Corporate Compliance Committee on a monthly basis. In addition, we had at least one trading assistant at each post on the NYSE floor who was compliance-registered and was able to review trading activities to monitor compliance with rules. Many of our compliance and risk management activities flowed from the efforts of our on-floor compliance initiative.

Electronic Exception Reports. Prior to the sale of our DMM business, we had implemented a comprehensive system of electronic rule exception reports at our LaBranche & Co. LLC subsidiary to monitor our compliance with NYSE and SEC rules. These reports were generated on a daily basis, from one to three days after each trading day, and were the result of significant development efforts from our technology group, with advice of our compliance and legal staff. Our compliance staff reviewed these exception reports daily, and in the event an exception was detected, the exception was researched in detail by our on-floor compliance officer or another compliance officer to determine if a compliance issue was found. If a compliance issue was detected, we made an effort to correct the problem and conduct training of our DMMs and/or distribute compliance bulletins to ensure our DMMs understood the rule and processes going forward. Certain detected issues were discussed at monthly compliance committee meetings.

Circuit Breaker Rules. The NYSE had instituted certain circuit breaker rules intended to halt trading in all NYSE listed stocks in the event of a severe market decline. The circuit breaker rules imposed temporary halts in trading when the Dow Jones Industrial Average drops a certain number of points. Current circuit breaker levels were set quarterly at 10, 20 and 30 percent of the Dow Jones Industrial Average closing values of the previous month, rounded to the nearest 50 points. These rules provided investors extra time to respond to severe market declines and provided us an additional opportunity to assure compliance with our risk management procedures.

Equity Market Financial Risk

We had developed a risk management process, which was intended to balance our ability to profit from our equity DMM activities with our exposure to potential losses. We had invested substantial capital, along with the

NYSE, in real-time, on-line systems which gave our management, including our chief risk officer, access to specific trading information during the trading day, including our aggregate long and short positions and our capital and profit-and-loss information on an aggregate or per issue basis. Subject to the DMM’s obligation to maintain a fair and orderly market and to applicable regulatory requirements, we constantly sought to manage our trading positions relative to existing market conditions.

Prior to the sale of our DMM business, our equity DMM trading activities were subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may have incurred trading losses or gains in our DMM stocks for a variety of reasons, including price fluctuations of our DMM stocks and fulfillment of our DMM obligations. Quantification of such losses or gains were not meaningful as standard market studies do not capture our DMM obligations. From time to time, we may have had large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities are were marked-to-market on a daily basis, any significant price movement in these securities could result in an immediate reduction of our revenues and operating profits.

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

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our market-making portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2009	$4,152	$1,114	$0	$1,157	$3,724
June 30, 2009	$(38,822)	$(8,928)	$0	$2,643	$1,497
September 30, 2009	$(9,043)	$(2,046)	$0	$413	$(15,120)
December 31, 2009	$(12,721)	$(1,861)	$0	$(574)	$(11,567)

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our market-making activities are exposed would have impacted our profits and losses:

(000’s omitted)	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2009	$1,032	$344	$(344)	$(1,032)
June 30, 2009	$4,262	$1,421	$(1,421)	$(4,262)
September 30, 2009	$(869)	$(290)	$290	$869
December 31, 2009	$1,328	$443	$(443)	$(1,328)

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

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of December 31, 2009, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business. In the fourth quarter of 2009 and the first quarter of 2010, we sold approximately 2,000,000 of our 3.1 million previously-owned NYX shares, leaving us with a position of approximately 1.1 million NYX shares.

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

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

(000’s omitted)	Profit or (Loss) if the underlying securities move:
	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
March 31, 2009	$(204)	$(68)	$0	$68	$204
June 30, 2009	$(331)	$(110)	$0	$110	$331
September 30, 2009	$(561)	$(187)	$0	$187	$561
December 31, 2009	$(332)	$(111)	$0	$111	$332

Operational and Technology Risk

Operational risk relates to the risk of loss from external events, and from failures in internal processes or information systems. In each of our business segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the NYSE and other exchanges, we have made significant investments in our trade processing and execution systems. Our use of, and dependence on, technology has allowed us to sustain our growth over the past several years. Management members and floor captains at our NYSE cash equities market making operations constantly monitor our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we had invested, along with the NYSE, in real-time, on-line systems affords management instant access to specific trading information at any time during the trading day, including:

•	our aggregate long and short positions;

•	the various positions of each of our trading professionals;

•	our overall position in a particular stock; and

•	capital and profit-and-loss information on an aggregate, per market maker or per issue basis.

Our information systems sent and received data from the NYSE through dedicated data feeds. The NYSE supplied us with DMM position reporting system terminals both on the trading floor and in our offices. These terminals allowed us to monitor our NYSE DMM trading profits and losses, as well as our positions. Our options, futures and ETFs DMM and market-making operations utilized proprietary and third-party software applications to monitor our positions and profits and losses on a real-time basis.

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

Supplementary Financial Information

Selected Quarterly Financial Data (unaudited)

The following represents our unaudited quarterly results for fiscal 2009 and fiscal 2008. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results and which are of a normal recurring nature. Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results reported in “—Financial Statements” under this item.

(000’s omitted, except per share data)	2009 Fiscal Quarter
	First	Second	Third	Fourth
Total revenues, net of interest expense	$(36,250)	$39,339	$7,653	$23,090
Total operating expenses	17,986	27,472	27,662	28,140

(Loss) income from continuing operations before provision for income taxes	(54,236)	11,867	(20,009)	(5,050)
(Benefit ) for income taxes	(21,958)	3,934	(8,316)	(2,264)
Discontinued operations	2,531	5,380	2,793	(69,700)

Net (loss) income applicable to common stockholders	$(29,747)	$13,313	$(8,900)	$(72,486)

(Loss) earnings per share:
Basic	$(0.51)	$0.24	$(0.17)	$(1.38)
Diluted	(0.51)	0.24	(0.17)	(1.38)

(000’s omitted, except per share data)	2008 Fiscal Quarter
	First	Second	Third	Fourth
Total revenues, net of interest expense	$(37,547)	$(2,387)	$15,245	$52,042
Total operating expenses	37,743	35,583	41,535	65,895

(Loss) income before provision for income taxes	(75,290)	(37,970)	(26,290)	(13,853)
(Benefit) provision for income taxes	(32,738)	(14,755)	(10,249)	(6,244)
Discontinued operations	2,315	1,877	10,454	8,808

Net income (loss) applicable to common stockholders	$(40,237)	$(21,338)	$(5,587)	$1,199

(Loss) earnings per share:
Basic	$(0.65)	$(0.34)	$(0.09)	$0.02
Diluted	(0.65)	(0.34)	(0.09)	0.02

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our auditors on accounting and financial disclosure matters during the last two fiscal years.

Item 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in a separate section beginning on F-1 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the captions “Directors and Executive Officers,” “Section 16A Beneficial Reporting Compliance” and “Corporate Governance” in our 2010 Proxy Statement is incorporated herein by reference. Information relating to the availability of our Code of Conduct that applies to our senior financial officers is included on page 3 of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive and Director Compensation” in the 2010 Proxy Statement is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in the 2010 Proxy Statement is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “—Ratification of Appointment of Independent Registered Public Accounting Firm—Audit Fees” in the 2010 Proxy Statement is incorporated herein by reference.

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

(3)	Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Plan of Incorporation of LaBranche & Co. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

2.2	Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

3.1	Amended and Restated Certificate of Incorporation of LaBranche & Co Inc. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

3.2	Amended and Restated Bylaws of LaBranche & Co Inc. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

4.1	Specimen Stock Certificate. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

4.2	Indenture, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Firstar Bank, N.A., as trustee, relating to the 9 1/2% Senior Notes due 2004. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

4.3	Form of 9 1/2% Senior Notes due 2004 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.2). (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

4.4	Registration Rights Agreement, dated as of August 24, 1999, by and among LaBranche & Co Inc., as issuer, and Salomon Smith Barney Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, as initial purchasers. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

4.5	Indenture, dated as of March 2, 2000, by and among LaBranche & Co., as issuer, and Firstar Bank, N.A., as trustee, relating to the 12% Senior Subordinated Notes due 2007. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2000.)

4.6	Form of 12% Senior Subordinated Notes due 2007 of LaBranche & Co Inc. (included as Exhibit A to the Indenture filed as Exhibit 4.5).

4.7	Registration Rights Agreement, dated as of March 2, 2000, by and among LaBranche & Co Inc., as issuer, and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc. and ABN AMRO Incorporated, as initial purchasers. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 30, 2000.)

4.8	Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated August 24, 1999, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2004. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.9	Supplemental Indenture, dated as of April 20, 2004 with respect to the Indenture dated March 2, 2000, between LaBranche & Co Inc., as issuer and U.S. Bank National Association, as trustee, relating to the 12% Senior Subordinated Notes due 2007. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.10	Indenture, dated as of May 18, 2004, by and among LaBranche & Co Inc., as issuer, and U.S. Bank National Association, as trustee, relating to the 9 1/2% Senior Notes due 2009 and the 11% Senior Notes due 2012. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.11	Form of 9 1/2% Senior Note due 2009 and 11% Senior Note due 2012 (included as Exhibit A to the Indenture filed as Exhibit 4.10). (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.12	Registration Rights Agreement, dated as of May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

10.1	LaBranche & Co Inc. Amended and Restated Annual Incentive Plan. (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.)

10.2	Form of Employment Letter between LaBranche & Co Inc. and its executive officers. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.3	Form of Agreement Relating to Noncompetition and Other Covenants. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.4	Form of Pledge Agreement. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.5	Stockholders’ Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.6	LaBranche & Co. Note Purchase Agreement, dated June 3, 1998, relating to the issuance of $15,000,000 aggregate principal amount of 7.69% Subordinated Notes. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.7	Amendment to Note Purchase Agreements, dated as of August 23, 1999, relating to the issuance of $20,000,000 aggregate principal amount of 8.17% Subordinated Notes and $15,000,000 aggregate principal amount of 7.69% Subordinated Notes. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-88119), as amended, effective November 3, 1999.)

10.8	Form of Subordinated Note. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.9	Form of Indemnification Agreement. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.10	Agreement and Plan of Merger, dated as of January 18, 2001, by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.)

10.11	Amendment No. 1, dated as of February 15, 2001, to Agreement and Plan of Merger by and between LaBranche & Co Inc. and ROBB PECK McCOOEY Financial Services, Inc. (Incorporated by reference to our Current Report on Form 8-K, filed on March 22, 2001.)

10.12	Amended and Restated LaBranche & Co Inc. Equity Incentive Plan. (Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8 (Registration No. 333-102607), effective January 21, 2003.)

10.13	LaBranche & Co Inc. Amended and Restated Senior Executive Bonus Plan. (Incorporated by Reference to our Current Report on Form 8-K, filed on May 18, 2006.)

10.14	Purchase Agreement, dated May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser, relating to the issuance of $200,000,000 9 1/2% Senior Notes due 2009 and $260,000,000 11% Senior Notes due 2012. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-118248), as amended, effective September 9, 2004.)

10.15	Form of Restricted Stock Unit Agreement. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 16, 2005.)

10.16	Agreement of Lease between Broad Financial Center LLC and LaBranche & Co Inc., dated May 26, 2006. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 11, 2007.)

10.17	Form of Change in Control Agreement, dated September 18, 2007, between the Company and each of Jeffrey A. McCutcheon and Stephen H. Gray. (Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 8, 2007.)

10.18	Form of LaBranche & Co Inc. 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit (d)(ii) of our Tender Offer Statement on Schedule TO, filed on January 29, 2010.)

12	Statement re computation of ratios of earnings to fixed charges.

21	List of Subsidiaries.

23.1	Consent of Rothstein, Kass & Company, P.C.

23.2	Consent of KPMG LLP.

24	Power of Attorney (included on signature page of this report)

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

32.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2010

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

Signature	Title	Date

/S/ GEORGE M.L. LABRANCHE, IV George M.L. LaBranche, IV	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2010

/S/ JEFFREY A. MCCUTCHEON Jeffrey A. McCutcheon	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2010

/S/ KATHERINE ELIZABETH DIETZE Katherine Elizabeth Dietze	Director	March 16, 2010

/S/ DONALD E. KIERNAN Donald E. Kiernan	Director	March 16, 2010

/S/ STUART M. ROBBINS Stuart M. Robbins	Director	March 16, 2010

/S/ ALFRED O. HAYWARD, JR. Alfred O. Hayward, Jr.	Executive Vice President and Director; Chief Executive Officer of LaBranche & Co. LLC	March 16, 2010

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

As of the end of the Company’s 2009 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Rothstein, Kass & Company, P.C., an independent registered public accounting firm, as stated in their report, appearing on pages F-2 and F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

LaBranche & Co Inc.

We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for each of the years in the two year period ended December 31, 2009. We have also audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our audits were conducted for the purpose of expressing an opinion on the basic consolidated financial statements taken as a whole. The accompanying financial statement schedule is presented for purposes of additional analysis. The financial statement schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects, in relation to the basic consolidated financial statements taken as a whole.

/s/ Rothstein, Kass and Company, P.C.

Roseland, New Jersey

March 16, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

LaBranche & Co Inc.:

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows, for the year ended December 31, 2007 of LaBranche & Co Inc. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as of December 31, 2007. These consolidated financial statements and the related financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the related financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of LaBranche & Co Inc. and subsidiaries for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2007.

/s/ KPMG LLP

New York, New York

March 17, 2008

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2009	2008 (1)
ASSETS
Cash and cash equivalents	$186,737	$304,179
Cash and securities segregated under federal regulations	1,727	1,876
Receivable from brokers, dealers and clearing organizations	70,270	91,354
Receivable from customers	42,790	—
Financial instruments owned, at fair value	3,378,738	3,169,653
Exchange memberships owned, at adjusted cost (fair value of $5,529 and $3,910 respectively)	1,096	1,202
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $8,777 and $12,783, respectively	11,680	16,522
Held for sale	32,748	115,544
Deferred tax assets	25,457	—
Income tax receivable	12,208	—
Other assets	16,712	31,285

Total assets	$3,780,163	$3,731,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$615,245	$105,037
Payable to customers	43,515	36
Financial instruments sold, but not yet purchased, at fair value	2,568,202	2,852,223
Accrued compensation	9,431	75,747
Accounts payable and other accrued expenses	17,526	29,179
Other liabilities	12,945	12,840
Income tax payable	1,968	5,834
Held for sale	749	3,197
Deferred tax liabilities	—	5,349
Short-term debt	189,323	—
Long-term debt	—	199,323

Total liabilities	3,458,904	3,288,765

Commitments and Contingencies

Common stock, $.01 par value, 200,000,000 shares authorized; 62,397,795 shares issued, 51,470,826 shares outstanding at December 31, 2009 and 62,011,881 shares issued, 58,196,574 shares outstanding at December 31, 2008	624	620
Treasury stock, at cost, 10,926,969 and 3,815,307 shares at December 31, 2009 and December 31, 2008, respectively	(41,569)	(16,369)
Additional paid-in capital	700,738	702,475
Accumulated deficit	(334,591)	(236,771)
Accumulated other comprehensive loss	(3,943)	(7,105)

Total stockholders’ equity	321,259	442,850

Total liabilities and stockholders’ equity	$3,780,163	$3,731,615

(1)	In accordance with ASC accounting standards, the assets and liabilities related to the sale of the DMM business have been reclassified as held for sale for all periods presented.

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

	For the Years Ended December 31,
	2009	2008 (1)	2007 (1)
REVENUES:
Net gain on principal transactions	$51,196	$240,546	$158,649
Commissions and other fees	29,957	26,035	23,013
Net loss on investments	(8,204)	(189,929)	(16,009)
Interest income	2,031	67,011	216,320
Other	3,998	2,741	3,212

Total revenues	78,978	146,404	385,185

Interest expense:
Debt	21,838	31,521	49,743
Inventory financing	23,308	87,530	252,767

Total interest expense	45,146	119,051	302,510

Revenues, net of interest expense	33,832	27,353	82,675

EXPENSES:
Employee compensation and related benefits	39,757	108,231	55,522
Exchange, clearing and brokerage fees	33,893	41,083	32,730
Lease of exchange memberships and trading license fees	138	177	420
Depreciation and amortization	3,999	3,624	3,802
Legal and professional fees	2,703	2,935	5,529
Communications	9,774	7,925	8,851
Occupancy	2,814	4,168	4,983
Restructuring costs	—	—	475
Early extinguishment of debt	(762)	5,395	—
Other	8,944	7,218	4,840

Total expenses	101,260	180,756	117,152

Loss from continuing operations before benefit for income taxes	(67,428)	(153,403)	(34,477)
Benefit for income taxes	(28,605)	(63,986)	(22,401)

Loss from continuing operations	(38,823)	(89,417)	(12,076)

Discontinued operations:
(Loss) income from operations of discontinued unit	(68,532)	39,023	(487,248)
(Benefit) provision for income taxes	(9,535)	15,569	(148,850)

(Loss) income from discontinued operations	(58,997)	23,454	(338,398)

Net loss	$(97,820)	$(65,963)	$(350,474)

Weighted average common shares outstanding:
Basic	54,935	61,418	61,426
Diluted	54,935	61,418	61,426
Basic and diluted, net (loss) income per common share:
Continuing operations	$(0.71)	$(1.45)	$(0.20)
Discontinued operations	$(1.07)	$0.38	$(5.51)

Total operations	$(1.78)	$(1.07)	$(5.71)

(1)	In accordance with ASC accounting standards the results of the DMM business have been reclassified as a discontinued operation for all periods presented.

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(000’s omitted)

	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
BALANCES, January 1, 2007	60,734	$607	$—	$694,434	$179,666	$—	$874,707

Net loss	—	—	—	—	(350,474)	—	(350,474)
Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(989)	(989)

Comprehensive loss							(351,463)

Issuance of restricted stock, shares for option exercises and related compensation, including excess tax benefit of $99	757	8	—	4,665	—	—	4,673

BALANCES, December 31, 2007	61,491	$615	$—	$699,099	$(170,808)	$(989)	$527,917

Net loss	—	—	—	—	(65,963)	—	(65,963)
Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(6,116)	(6,116)

Comprehensive loss							(72,079)

Purchase of treasury stock	(3,815)	—	(16,369)	—	—	—	(16,369)
Issuance of restricted stock, shares for option exercises and related compensation	521	5	—	3,376	—	—	3,381

BALANCES, December 31, 2008	58,197	$620	$(16,369)	$702,475	$(236,771)	$(7,105)	$442,850

Net loss	—	—	—	—	(97,820)	—	(97,820)
Other comprehensive income:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	3,162	3,162

Comprehensive loss							(94,658)

Purchase of treasury stock	(7,112)	—	(25,200)	—	—	—	(25,200)
Issuance of restricted stock, shares for option exercises and related compensation	386	4	—	(1,737)	—	—	(1,733)

BALANCES, December 31, 2009	51,471	$624	$(41,569)	$700,738	$(334,591)	$(3,943)	$321,259

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(38,824)	$(89,417)	$(18,748)
Discontinued operations, net of tax	(58,996)	23,454	(331,726)

Net loss	(97,820)	(65,963)	(350,474)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	4,053	3,679	3,977
Amortization of debt issuance costs and bond discount	731	1,177	2,023
Early extinguishment of debt	(762)	5,395	—
Gain on sale of exchange membership	—	(331)	—
Share-based compensation expense	(1,278)	4,177	4,673
Deferred tax benefit	(31,516)	(64,005)	(162,657)
Other-than-temporary impairment of exchange memberships owned	106	—	—
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	149	(303)	5,840
Securities purchased under agreements to resell	—	—	35,000
Receivable from brokers, dealers and clearing organizations	21,099	252,375	(256,546)
Receivable from customers	(42,790)	—	2,859
Financial instruments owned, at fair value	(193,422)	1,071,082	(334,234)
Commissions and other fees receivable	—	23	3,578
Income tax receivable	(10,501)	11,006	(6,353)
Other assets	13,720	9,803	(12,619)
Payable to brokers, dealers and clearing organizations	500,187	278	(18,587)
Payable to customers	43,479	(57)	(4,723)
Financial instruments sold, not yet purchased, at fair value	(287,487)	(1,205,729)	521,581
Accrued compensation	(66,515)	59,018	4,702
Accounts payable and other accrued expenses	(11,694)	(7,801)	7,760
Other liabilities	106	(1,413)	(2,592)
Excess tax benefit from vesting of stock based compensation	—	—	(99)
Income taxes payable	(6,938)	5,834	—

Net cash (used in) provided by operating activities of continuing operations	(167,093)	78,245	(556,891)
Net cash provided by operating activities of discontinued operations	83,687	18,609	530,732

Net cash (used in) provided by operating activities	(83,406)	96,854	(26,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(2,539)	(2,549)	(3,560)
Payments for purchases of exchange memberships	—	—	(1)
Proceeds from sale of exchange membership	—	334	—

Net cash used in investing activities of continuing operations	(2,539)	(2,215)	(3,561)
Net cash provided by investing activities of discontinued operations	—	—	2,250

Net cash used in investing activities	(2,539)	(2,215)	(1,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of short-term debt	—	(174,813)	—
Early extinguishment of long-term debt	(10,000)	(91,375)	(18,943)
Discount (premium) on early extinguishment of debt	900	(2,967)	—
Purchases of treasury stock	(25,200)	(16,369)	—
Excess tax benefit from vesting of stock based compensation	—	—	99

Net cash used in financing activities of continuing operations	(34,300)	(285,524)	(18,844)
Net cash used in financing activities of discontinued operations	—	—	(6,395)

Net cash used in financing activities	(34,300)	(285,524)	(25,239)

Effect of exchange rate changes on cash and cash equivalents	2,803	(9,590)	11
Decrease in cash and cash equivalents	(117,442)	(200,475)	(52,698)
CASH AND CASH EQUIVALENTS, beginning of year	304,179	504,654	557,352

CASH AND CASH EQUIVALENTS, end of year	$186,737	$304,179	$504,654

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Interest	$45,085	$119,522	$306,600
Income taxes	$12,442	$4,601	$2,650

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

On October 1, 2008, the Company exchanged its AMEX membership with an adjusted basis of $0.1 million for 8,138 shares of NYSE Euronext common stock valued at $0.3 million. The Company recognized a $203,000 gain from the exchange of assets, which was a non-cash transaction.

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(000’s omitted, except per share data)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, LLC, a New York limited liability company (“LFS”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC (“LLC”) and LFS, the 100% stockholder of LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), and LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD” and collectively with the Holding Company, LaBranche & Co. LLC, LFS, LSHI, LABDR, BV, LSP, LSPS, LSPE, LSPD and LSPH, the “Company”). All material inter-company transactions have been eliminated in consolidation.

LSP is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that operates as a market-maker in options, ETFs and futures on several exchanges. LFS is a registered broker-dealer and a member of the NYSE and other exchanges and primarily provides securities execution and brokerage services to institutional investors and professional traders, and is a market maker in over-the-counter, bulletin board and pink sheet securities. LaBranche & Co. LLC is a registered broker-dealer that, until January 22, 2010, operated primarily as a Designated Market Maker (“DMM”) in equity securities and rights listed on the New York Stock Exchange (“NYSE”). On January 22, 2010, the Company sold its DMM business to Barclays Capital, Inc., a division of Barclays Bank Plc (“Barclays”) (see subsequent event footnote). LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is a registered broker-dealer and FINRA member firm that is primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations. LSPS has been inactive since October 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—Sale of the DMM Business of LaBranche & Co LLC

On January 22, 2010, LaBranche & Co. LLC completed the sale of its designated market making business (“DMM”) pursuant to an agreement dated January 13, 2010 and as amended January 22, 2010 by and among LaBranche & Co. LLC and Barclays.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, the assets and liabilities of the DMM business of LaBranche & Co. LLC have been reclassified as held for sale in the consolidated statements of financial condition and its results have been reclassified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits held in banks, highly liquid investments with original maturities of 90 days or less and currency positions that are being held in the prime brokerage account at the Company’s clearing broker for its market-making operations. Certain portions of these balances are used to meet regulatory requirements (see Note 8).

Securities Transactions

Principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions are recorded on a settlement date basis and the related revenues and expenses are recorded on a trade date basis. Receivables from, and payables to customers represent amounts due from or to customers of the Company in connection with cash and margin securities transactions. Corporate equities, options, ETFs, futures and other securities owned, and securities sold, but not yet purchased, are reflected at fair value and unrealized gains and losses are presented as a component of “Net gain on principal transactions.” U.S. Government obligations, which are reported under “Financial instruments owned, at fair value” are reflected at fair value. Interest income related to U.S. Government obligations is included in “Revenues—Other Interest.” Dividend income and expense as well as gains and losses from the trading of foreign currencies, are also presented as a component of “Net gain on principal transactions.” Dividend income and expense are recognized on the record date, which does not differ materially from the ex-date. The fair value for equity securities, ETFs and futures contracts is based on the closing price posted on the primary exchange on which they are traded. The fair value of exchange-traded options is based on the national best bid/offer as determined by the Company’s options clearing agents.

Investments in non-marketable securities that are included as part of “Financial instruments owned, at fair value” on the consolidated statements of financial condition consist of investments in limited liability company interests and limited partnership interests of trading entities. Investments in non-marketable securities that are included in Other Assets on the consolidated statements of financial condition consist of investments in Limited liability companies that are service providers. These investments do not have readily available price quotations. Non-marketable securities in other assets are accounted for under the equity method, for those investments in which the Company’s voting interest is 20% to 50%, or at fair value. In determining fair value, management of the Company considers third-party transactions evidencing a change in value, the financial performance of the investee, or any specific rights associated with the investment such as conversion features. Changes in fair value are recognized if the expected realizable value of the investment differs from its carrying value. Equity method investments are also assessed for other-than-temporary impairment as considered necessary.

Included in “Financial instruments owned, at fair value” is our ownership of 2,183,372 and 3,135,041 NYSE Group, Inc. “NYX” shares at December 31, 2009 and 2008, respectively. The Company has accounted for its investment in NYX stock at fair value of such restricted shares pursuant to ASC 820 (See Note 11).

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

Exchange Memberships

In accordance with the ASC 940-340 , exchange memberships owned by the Company are originally carried at cost or, if an other-than-temporary impairment in value has occurred, at adjusted cost. In determining whether an other-than-temporary decline in value has occurred, the Company uses ASC 320, ASC 958 and Section M of

Topic 5 of the SEC Staff Accounting Bulletin series (“SAB No. 59”) as analogous guidance (see Note 5). During 2009, the Company recognized a charge of approximately $106,000 to reflect management’s determination of an other-than-temporary impairment of the carrying value of the Company’s New York Board of Trade memberships, based on management’s estimate of their fair value. As part of its assessment of the other-than-temporary impairment of these assets, management of the Company considered and evaluated various financial and economic factors including recent sales of similar memberships.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 (Statement of Financial Accounting Standard (“SFAS”) No. 109), “Accounting for Income Taxes” and ASC 740 (FASB Interpretation No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of ASC 740 (FASB Statement No. 109” (“FIN 48”)). ASC 740 (SFAS No. 109) requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Uncertain tax positions are included under “Other liabilities” on the consolidated statements of financial condition.

ASC 740 (FIN No. 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740 (SFAS No. 109). ASC 740 (FIN No. 48) prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 (FIN No. 48) also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC 740 (FIN No. 48) effective January 1, 2007. Please refer to Note 7, “Income Taxes” for additional information and disclosures.

Legal Contingencies

The Company records reserves related to legal proceedings in “Other liabilities” on the consolidated Statements of Financial Condition. Such reserves are established and maintained in accordance with ASC 450 (SFAS No. 5, “Accounting for Contingencies”) and ASC 450 (FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss, an Interpretation of SFAS Statement No. 5”) and SEC Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies.” The determination of these reserve amounts requires significant judgment on the part of management. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management ( See Note 18).

Depreciation and Amortization

Depreciation of office equipment is calculated using the straight-line method over estimated useful lives of 5 years. Amortization of leasehold improvements is calculated on a straight-line basis over the terms of the related leases. Estimated remaining useful lives of leasehold improvements range from 1 to 12.25 years.

Prior to being deemed fully impaired in 2007, acquired specialist stock lists were amortized over useful lives ranging from 15 to 40 years.

Share-Based Compensation

In December 2004, the FASB issued ASC 718 (SFAS No. 123(R), “Share Based Payment.”) SFAS No. 123(R) was a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB opinion No. 25, “Accounting for Stock Issued to Employees” and amended SFAS No. 95, “Statement of Cash

Flows.” SFAS No. 123(R) requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. ASC 718 (SFAS No. 123(R)) was adopted as of January 1, 2006, using the modified prospective method. ASC 718 (SFAS No. 123(R)) requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of ASC 718 (SFAS No. 123(R)), forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award.

Recent Accounting Pronouncements

Fair Value Measurements

In April 2009, the FASB issued ASC 820 (FSP FAS 157-4) which clarifies the application of ASC 820 (SFAS 157) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active. The FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate pursuant to ASC 250 (SFAS 154). The disclosure provisions of ASC 250 (SFAS 154) for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application. As of December 31, 2009, we do not hold any securities that would be subject to change based on ASC 820 (FSP FAS 157-4).

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

ASC 820 (ASU 2009-12) will allow investors to use the net asset value of investments in investment companies that do not have a readily determinable fair value if the investees have the attributes of investment companies and the net asset values are calculated consistent with the AICPA Audit and Accounting Guide, Investment Companies, which generally requires investments to be measured at fair value. This proposal will not have any effect on our financial position. This Statement is effective for financial statements issued for interim and annual periods ending after December 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

Transfers of Financial Assets

ASC 860 (SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140”) improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities

ASC 810 (SFAS No. 167, “Amendments to ASC 810 (FASB Interpretation No. 46(R))”) eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

3.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The balances presented as receivable from and payable to brokers, dealers and clearing organizations consist of the following:

(000’s omitted)	December 31,
	2009	2008
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	$2,591	$9,868
Receivable from clearing brokers and clearing organizations	64,543	73,082
Securities failed to deliver	4	4
Other receivables from brokers and dealers	3,132	8,400

	$70,270	$91,354

Payable to brokers, dealers and clearing organizations:
Securities failed to receive	$14	$1,312
Payables to clearing brokers and clearing organizations	612,210	99,693
Other payables to brokers and dealers	3,021	4,032

	$615,245	$105,037

The Company monitors the fair value of securities borrowed on a daily basis, with additional collateral obtained, if necessary.

4.	NON-MARKETABLE SECURITIES

During 2009 and 2008, the Company recognized a loss of approximately $0.3 million and $3.6 million, respectively, related to its non-marketable securities that are investments in limited liability companies that are service providers and whose value is affected by nonfinancial components. At December 31, 2009 and 2008, non-marketable securities consisting of investments in limited liability companies totaling $4.3 million and $5.3 million, respectively, are included in “Other assets” on the consolidated statements of financial condition due to the nature of their businesses.

5.	EXCHANGE MEMBERSHIPS

The Company owns five NYBOT, two CBOE and one CME individual membership seats which have an approximate fair value of $5.5 million and $3.9 million in 2009 and 2008, respectively. The Company carried 31 NYSE trading licenses as of December 31, 2009, 30 of these licenses were surrendered upon completion of the DMM sale transaction on January 22, 2010. The costs of the trading licenses for 2009 and 2008, excluding the amounts included in discontinued operations, was approximately $0.1 and $0.2 million, respectively, and are included in lease of exchange memberships and trading license fees in the Company’s consolidated statements of operations.

6.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

In December 2009, the Company recognized impairment charges of $62.6 million and $25.0 million for goodwill and the trade name, respectively. Management determined the value of the goodwill as the sales price for which the DMM business segment was sold for in January 2010, in excess of the fixed assets transferred. ASC 205 states that significant events or circumstances that occur after the balance sheet but before the issuance of the financial statements should be used in the determination of recording a long lived asset to be sold as a component of discontinued operations. The remaining balance of goodwill of $21.7 million is in Held for sale at December 31, 2009. In 2010 there was no gain or loss recognized upon the completion of the sale of the DMM business as the DMM business was recorded at fair value (sales proceeds) as of December 31, 2009.

In June 2007, the Company recognized impairment charges of $164.1 million and $335.3 million for goodwill and specialist stock listing rights, respectively. Although the Company’s annual goodwill and intangibles impairment testing date is December 31, ASC 350 (SFAS No. 142), requires that goodwill be tested for impairment between annual tests if an event or change in circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. During 2007, certain changes in circumstances led management of the Company to believe that the fair value of the Company’s Specialist and Market-Making reporting unit could be lower than its carrying amount. The primary factor triggering management’s decision to reassess the reasonableness of the carrying value of goodwill and stock listing rights was the Company’s sale of its AMEX equities specialist operations for less than their carrying value.

Prior to June 30, 2007, the Company had amortized its identifiable intangible stock listing rights over their estimated useful lives in accordance with ASC 350 (SFAS No. 142) and tested for potential impairment whenever events or changes in circumstances suggest that an asset or asset group’s carrying value may not be fully recoverable in accordance with ASC 360 (SFAS No. 144). An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value. At June 30, 2007, as a result of the Company’s sale of its AMEX equities specialist operations for less than its carrying value, the Company performed an undiscounted cash flow analysis of forecasted earnings from its acquired specialist stock lists. Due to a significant decrease in 2007 revenues as a result of the NYSE’s HYBRID market implementation, the after tax cash flows from the Company’s acquired specialist stock lists did not exceed the mandatory charge for contributory assets, the largest being the approximately $300 million NLA requirement. The $335.3 million impairment charge represents a total impairment of the Company’s acquired specialist stock lists due to a negative cash flow under the contributory asset model used for testing. As a result of this impairment charge, no further amortization of the Company’s acquired specialist stock listing rights will occur.

In testing for goodwill impairment, management determined the fair value of the Company’s equity first by comparing the fair value of the Company’s Specialist and Market-Making reporting unit to its carrying value. The primary methods used to estimate the fair value of the Company’s equity during 2007 included the use of an independent appraisal, various cash flow estimates and related discount rate assumptions, as well as the market capitalization of the Company. In its discounted cash flow analysis, the Company used certain estimates and assumptions to make financial projections, which incorporated the annualized operating results for the six months ended June 30, 2007 as the base year. The operating results and cash flows for the annualized 2007 period took into account the aforementioned lower revenues. Based on these trends, the Company’s earnings forecast for the testing period were revised. Since the result of this first comparison resulted in a deficit of the Specialist and Market-Making reporting unit’s carrying value over its fair value, the Company then estimated the implied fair value of goodwill of its Specialist and Market-Making reporting unit and compared it to its carrying value. Implied fair value of goodwill was determined by valuing all Specialist and Market-Making reporting unit assets and liabilities pursuant to the purchase accounting guidelines prescribed by ASC 805 (SFAS No. 141), “Business Combinations.” The $164.1 million impairment charge represents the excess of Specialist and Market-Making reporting unit goodwill carrying value over its implied fair value.

In accordance with ASC 350 (SFAS No. 142), the Company tested its goodwill for impairment as of December 31, 2008, its annual impairment test date. It was determined that the fair value of the implied goodwill exceeded its carrying value as of December 31, 2008 and was therefore not impaired.

In accordance with the provisions of the “Impairment or Disposal of Long-Lived Assets” subsections of ASC 360-10, long lived assets held and used with a carrying amount of $25 million were written down to their fair value of $0 million, resulting in an impairment charge of $25 million for 2009, which was included in (loss)/income from discontinued operations for the period.

In accordance with the provisions of ASC 350 “Intangibles-Goodwill and Other”, goodwill with a carrying amount of $84.2 million was written down to its implied fair of $21.6 million, resulting in an impairment charge of $62.6 million for 2009 which was included in (loss)/income from discontinued operations for the period.

The following table provides information about the impairment of the intangible assets:

($ in millions) Description	Year Ended 12/31/2009	Quoted Prices in Active Markets for Identical Assets Level 1	Fair Value Measurements Using Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total Gains (losses)
Long-Lived assets held and used	$25.0		$0.0		$25.0
Goodwill	84.2		21.6		62.6

	$109.2		$21.6		$87.6

7.	INCOME TAXES

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740 (SFAS No. 109), “Accounting for Income Taxes” and ASC 740 (FASB Interpretation No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of ASC 740 (FASB Statement No. 109” (“FIN 48”)). ASC 740 (SFAS No. 109) requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, stock-based compensation, amortization periods of certain intangible assets and differences between the financial statement and tax bases of assets acquired.

The components of the (benefit) provision for income taxes reflected on the consolidated statements of operations are set forth below:

(000’s omitted)	For the Years Ended December 31,
	2009	2008	2007
Current income taxes:
Federal	(7,730)	9,153	(11,420)
Foreign	4,306	4,622	2,431
State and local	(850)	1,813	395

Total current	(4,274)	15,588	(8,594)

Deferred income taxes:
Federal	(25,564)	(51,504)	(109,714)
State and local	(8,302)	(12,501)	(52,943)

Total deferred	(33,866)	(64,005)	(162,657)

Total (benefit) provision for income taxes	(38,140)	(48,417)	(171,251)

Current income taxes: Discontinued Operations
Federal	1,366	8,016	(1,318)
State and local	325	1,905	(253)

Total current	1,691	9,921	(1,571)

Deferred income taxes:
Federal	(9,071)	4,564	(121,664)
State and local	(2,155)	1,084	(25,615)

Total deferred	(11,226)	5,648	(147,279)

Total (benefit) provision for income taxes	(9,535)	15,569	(148,850)

Current income taxes: Continuing Operations
Federal	(9,096)	1,137	(10,102)
Foreign	4,306	4,622	2,431
State and local	(1,175)	(92)	648

Total current	(5,965)	5,667	(7,023)

Deferred income taxes:
Federal	(16,493)	(56,068)	11,950
State and local	(6,147)	(13,585)	(27,328)

Total deferred	(22,640)	(69,653)	(15,378)

Total (benefit) provision for income taxes	(28,605)	(63,986)	(22,401)

ASC 740 (FIN 48), which the Company adopted as of January 1, 2007, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the amount of benefit that represents a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of ASC 740 (FIN 48), the Company has determined that no adjustment to the Company’s unrecognized tax benefit is required.

During 2009, the Company realized $0.2 million of unrecognized tax benefits related to state tax credits, due to the lapse of the statute of limitations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Of the total unrecognized tax benefits, the entire balance could have an effect on the effective tax rate.

Unrecognized tax benefits, including interest, net of taxes, of $12.3 million, at December 31, 2009 were as follows (000’s omitted):

Balance as of January 1, 2009	$12,137
Increases current period tax positions	1,636
Decreases current period tax positions	(1,118)
Decreases—interest	(202)
Decreases—expiration of statute	(175)

Balance as of December 31, 2009	$12,278

Open tax years by jurisdiction and their current statute of limitations expiration dates are as follows:

	Federal	NYS	NYC
2005	4/30/11
2006	4/30/11	9/11/10	9/11/10
2007	3/15/11	6/17/11	6/17/11
2008	9/08/12	9/08/12	9/08/12

The significant changes in deferred tax assets and liabilities mainly are a result of the decrease in the fair value of the Company’s NYX shares reported for the year ended December 31, 2009. Deferred tax assets and liabilities were as follows (000’s omitted):

	December 31, 2009	December 31, 2008
DEFERRED TAX ASSETS:
Compensation related	$532	$2,346
Intangibles and related goodwill	38,624	25,539
Financial instruments		1,646
NOL carry-forwards	14,499	3,256
Other	3,508	1,745

	$57,163	$34,532

DEFERRED TAX LIABILITIES:
Financial instruments	$18,170	$26,875
Trademark	5,827	5,119
Depreciation	3,093	2,430
Dividend income	933	2,281
Other	3,683	3,176

	$31,706	$39,881

Net deferred tax assets (liabilities)	$25,457	($5,349)

There is no valuation allowance recorded against the deferred tax assets. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be deductible. Based on the Company’s level of historical taxable income, future reversals of existing taxable differences and all other available evidence, management believes that the deferred tax assets will more likely than not be realized. The Company has the following estimated net operating loss carry forwards as of December 31, 2009:

	Federal	NYS	NYC	Expiring
December 31, 2007	$0	$22,099,688	$19,837,932	2027
December 31, 2009	26,715,268	55,510,594	55,510,594	2029

	$26,715,268	$77,610,282	$75,348,526

The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate of 35.0% as set forth below:

	For the Years Ended December 31,
	2009	2008	2007
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes related to:
State and local taxes, net of federal benefit	5.0	9.4	8.8
Nondeductible acquisition goodwill and related impairment			(31.6)
Purchase accounting deferred tax liability impairment			19.6
Nondeductible penalty expense			.2
Dividend received deduction	1.4	.8	(.1)
Tax rate change and law change			.9
Tax reserve (decrease) increase	(.3)	(.7)	.3
Capital tax		(.8)	(.1)
Other	1.3	(1.4)	(.2)

Effective tax rate	42.4%	42.3%	32.8%

The total amount of undistributed earnings in the Company’s foreign subsidiary, for income tax purposes, was approximately $27.1 million at December 31, 2009. It is the Company’s current intention to reinvest undistributed earnings of LSPE in the United Kingdom, resulting in the indefinite postponement of the remittance of those earnings. Accordingly, no provision has been made for foreign withholding taxes or United States income taxes which may become payable if undistributed earnings of LSPE were paid as dividends to the Company. For the same reason, it is not practicable to calculate the unrecognized deferred tax liability on those earnings.

8.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

LaBranche & Co. LLC, as a DMM and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of December 31, 2009 and December 31, 2008, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $91.9 million and $119.4 million, respectively, which exceeded the minimum requirements by $90.9 million and $118.6 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.02 to 1 and 0.10 to 1, respectively.

The NYSE generally requires its DMM firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of December 31, 2009 LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $70.2 million and its actual NLA, as defined, was $85.3 million. As of December 31, 2008, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined was $73.7 million, and LaBranche & Co. LLC’s actual NLA, as defined was $112.7 million. As of December 31, 2009 and December 31, 2008, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of each of those dates. Upon completion of the sale of the DMM business on January 22, 2010, LaBranche & Co LLC is no longer subject to the NLA requirement.

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

As a registered broker-dealer and member firm of the NYSE and FINRA, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of December 31, 2009 and December 31, 2008, LFS’ net capital, as defined, was $26.1 million and $29.8 million, respectively, which exceeded minimum requirements by $25.1 million and $28.8 million, respectively. A portion of the net capital requirement at December 31, 2008 at LFS was met with the value of the NYX shares held by that broker-dealer. In January 2010, LFS distributed $15 million to LaBranche & Co Inc. in the form of a dividend.

As a registered broker-dealer and FINRA member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2009 and December 31, 2008, LSP’s net capital, as defined, was $85.7 million and $135.7 million, respectively, which exceeded minimum requirements by $82.8 million and $130.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.51 to 1 and 0.54 to 1, respectively.

As a registered broker-dealer and NYSE/Amex member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2009 and December 31, 2008, LSPD’s net capital, as defined, was $2.4 million and $2.7 million, respectively, which exceeded its minimum requirements by $2.4 million and $2.7 million, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of December 31, 2009, Tier 1 capital, as defined, was $49.6 million which exceeded the total variable capital requirement by $3.2 million. At December 31, 2008, Tier 1 capital, as defined, was $25.5 million which exceeded the total variable capital requirement by $19.0 million. In both April and July 2009, LSPE received approximately $5 million of share capital from its parent.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at December 31, 2009 and December 31, 2008) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at December 31, 2009 and December 31, 2008) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of December 31, 2009, LSPH’s liquid capital, as defined was $0.4 million, which exceeded its minimum requirements by $0.1 million. As of December 31, 2008, LSPH had negative liquid capital, as defined of $0.1 million which was in deficit of its minimum requirements by $0.5 million. In January and August 2009, LSPH received $1 million and $0.6 million, respectively, of share capital from its parent to increase the company’s regulatory capital above the minimum requirement.

9.	SHORT-TERM AND LONG-TERM DEBT

The Company’s short-term and long-term debt as of December 31, 2009 and 2008 were as follows:

Short-Term Debt

As of December 31, 2009, short-term debt of the Company was comprised of $189.3 million, at 11%. This debt was redeemed on February 15, 2010. Debt issuance costs, totaling approximately $7.2 million for the 2012 Senior Notes, were amortized over the life of the Senior Notes as an adjustment to interest expense. For the year ended December 31, 2009 and 2008, interest expense related to the Senior Notes totaled $21.8 and $31.0 million, respectively, including debt issuance costs. As of December 31, 2008, the Company had no short-term debt.

Long-Term Debt

As of December 31, 2009, the Company had no long-term debt. As of December 31, 2008, long-term debt of the Company was comprised of $199.3 million, at 11%. In 2009, the Company purchased $10 million of this debt.

On February 15, 2010 the Company redeemed of all its remaining outstanding 11% Senior Notes due 2012, in the aggregate principal amount of $189.3 million, at the redemption price of 102.75% plus accrued and unpaid interest (see subsequent events footnote).

10.	SUBORDINATED LIABILITIES

LaBranche & Co. LLC was a party to subordinated loan agreements under which it had incurred indebtedness approved by the NYSE for inclusion as net capital, as defined. Interest was payable quarterly at an annual rate of 10.0%. One agreement representing $1.0 million and five agreements representing approximately $1.7 million in the aggregate were paid at different dates during 2008. Interest expense incurred on these and other similar subordinated loan agreements, which have been repaid, were approximately $0.1 million for the year ended December 31, 2008. The Company has no subordinated liabilities at December 31, 2009.

11.	NYSE GROUP STOCK EXCHANGE TRANSACTION

As of December 31, 2009 and 2008 the Company through its subsidiaries owned 2,183,372 and 3,135,041 of NYX shares. As of March 1, 2010 the Company holds approximately 1.1 million shares of NYX.

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

The Company has accounted for its investment in NYX as corporate equities at fair value pursuant to ASC 820 (SFAS No. 157) at December 31, 2009. At December 31, 2009, the NYSE closing market price for the NYX shares was $25.30 per share as compared to the closing price of NYX shares at December 31, 2008 which was $27.38 per share. This resulted in the Company’s recognition of pre-tax loss of $6.3 million for the year ended December 31, 2009, which is included in net loss on investments in the Company’s consolidated statements of operations.

On December 31, 2009, the final 2009 quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on December 11, 2009. The aggregate dividend payment with respect to the Company’s NYX shares was $3.5 million and $3.6 million for the years ended December 31, 2009 and 2008, respectively.

12.	EARNINGS (LOSS) PER SHARE

The computations of basic and diluted earnings (loss) per common share are set forth below:

(000’s omitted, except per share data)	Years Ended December 31,
	2009	2008	2007
Numerator for basic and diluted loss per common share—net loss	$(97,820)	$(65,963)	$(350,474)
Denominator for basic loss per common share—weighted-average number of common shares outstanding	54,935	61,418	61,426
Dilutive shares:
Restricted stock units	—	—	—

Denominator for diluted loss per common share—weighted-average number of common shares outstanding	54,935	61,418	61,426
Basic net (loss) income per common share:
Continuing operations	$(0.71)	$(1.45)	$(0.20)
Discontinued operations	$(1.07)	$0.38	$(5.51)

Total operations	$(1.78)	$(1.07)	$(5.71)
Diluted net (loss) income per common share:
Continuing operations	$(0.71)	$1.45)	$(0.20)
Discontinued operations	$(1.07)	$0.38	$(5.51)

Total operations	$(1.78)	$(1.07)	$(5.71)

Options to purchase an aggregate of 325,000 and 990,000 shares of common stock were outstanding at December 31, 2009 and 2008, respectively, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the years ended December 31, 2009, 2008 and 2007 275,987, 508,974 and 391,688 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive as the Company had net losses.

The Company tendered for approximately 8.5 million shares on March 1, 2010 which reduced the number of outstanding shares to approximately 42.9 million shares. For more information regarding the tender offer please see Note 23—Subsequent Events.

13.	EMPLOYEE EQUITY INCENTIVE PLAN

ASC 505 and 718 (SFAS No. 123(R)), “Share Based Payments” requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of ASC 505 and 718 (SFAS No. 123(R)):

The Company has sponsored one share-based employee incentive plan—the LaBranche & Co Inc. Equity Incentive Plan (the “Plan”), which provided for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units (“RSUs”), unrestricted shares and stock appreciation rights.

The Plan terminated in August 2009. The rights of any person who received an option grant or grant of restricted stock units under the Plan that are currently outstanding were not affected by reason of the termination of the Plan and will continue in accordance with the terms of the award agreement (as then in effect or thereafter amended) regarding those options or restricted stock units. On January 14, 2010 the Company’s Board of Directors approved a new equity incentive plan, the LaBranche & Co Inc. Equity Incentive Plan 2010 (the “2010 Plan”). The new plan will be proposed to the stockholders of the Company in the Company’s 2010 annual meeting of stockholders.

The fair value of the restricted stock awards granted under the Plan was determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date was determined to be the date the compensation committee of the Board of Directors approved the grant, except in circumstances where the approval by the compensation committee was contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date would be the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Plan recognized during the three and twelve months ended December 31, 2009 was approximately $0.8 million and $3.5 million compared to approximately $1.0 million and $4.2 million for the same periods in 2008. During the first quarter of 2009, the Company re-evaluated the forfeiture rate used to calculate share based payments due to the departure of personnel who had been granted restricted stock units that had not vested prior to their departure. The change in the forfeiture rate resulted in a benefit net of taxes of $2.9 million for the year ended December 31, 2009. The tax benefit realized in the Consolidated Statements of Operations for the Plan was approximately $0.3 million and $1.4 million for three and twelve months ended December 31, 2009, respectively, excluding the amount recorded for the change in the forfeiture rate, compared to $0.4 million and $1.7 million for the same periods in 2008, respectively.

Unrecognized compensation cost related to the Company’s non-vested stock options and restricted stock unit awards totaled $1.4 million, at fair value, at December 31, 2009 and $3.9 million at December 31, 2008. The cost of these non-vested awards is generally expected to be recognized over a period of approximately three years.

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

The total number of shares of the Company’s common stock that could have been issued under the Plan through the Plan’s termination date could not exceed 7,687,500 shares. As of August 24, 2009 (the date the plan terminated) and December 31, 2008, 4,253,595 shares and 3,394,199 shares, respectively, remained available for grant under the Plan. The increase in shares available for grant on those dates is mainly attributable to the expiration of out of the money options. . Due to the termination of the Plan on August 24, 2009, there were no shares available for grant under the Plan as of December 31, 2009.

Restricted Stock Units

All of the RSUs outstanding as of December 31, 2009 and 2008 require future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs were granted under the Company’s Equity Incentive Plan and vest over varying numbers of years. An employee who receives RSUs does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of the RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting.

The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2006	1,569,832	$9.55

Granted	600,000	8.99
Vested	(736,187)	9.12
Forfeited	(350,161)	9.86

RSUs Outstanding as of December 31, 2007	1,083,484	9.44

Granted	692,000	5.55
Vested	(463,005)	9.11
Forfeited	(89,824)	9.35

RSUs Outstanding as of December 31, 2008	1,222,655	$7.37

Granted	490,185	3.88
Vested	(338,830)	8.89
Forfeited	(731,665)	7.02

RSUs Outstanding as of December 31, 2009	642,345	$4.30

Under ASC 505 and 718 (SFAS No. 123(R)), the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying ASC 505 and 718 (SFAS No. 123(R)) as of December 31, 2009, for purposes of determining share-based award expense, RSUs with respect to 840,074 shares of the Company’s common stock were expected to vest based on shares issued of 1,282,185, with a weighted average price of $4.82 per share.

Stock Options

As of December 31, 2009, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding —Diluted” on the Condensed Consolidated Statements of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2006	1,599,389	$24.99
Options Forfeited	(434,389)	28.38

Options Outstanding as of December 31, 2007	1,165,000	$23.77
Options Forfeited	(175,000)	31.79

Options Outstanding as of December 31, 2008	990,000	$22.35
Options Forfeited/Expired	(665,000)	16.05

Options Outstanding as of December 31, 2009	325,000	$35.23

Options Exercisable as of:
December 31, 2007	1,165,000	$23.77
December 31, 2008	990,000	$22.35
December 31, 2009	325,000	$35.23

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$31.00 – $40.99	325,000	2.00	$35.23	325,000	$35.23

No options were exercised during the years ended December 31, 2009 and 2008. The options are due to expire beginning January 19, 2011 through January 17, 2012.

Senior Executive Bonus Plan

The Senior Executive Bonus Plan, adopted in May 2003, is intended to provide for the payment to the Company’s Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. Bonuses are payable in cash and/or equity-based awards under the Company’s Equity Incentive Plan. For the years ended December 31, 2009, 2008 and 2007, cash bonuses totaling approximately $0.3, $7.4 and $3.0 million, respectively, were paid under this plan, and such amount is included in employee compensation and related benefits in the Company’s consolidated statements of operations.

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

During the years ended December 31, 2009, 2008 and 2007, the Company contributed approximately $0.5 million, $0.5 million and $0.8 million, respectively, as employer matching contributions to the Retirement Plan, and such amounts are included in employee compensation and related benefits in the Company’s consolidated statements of operations.

15.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all the Company’s assets and liabilities are carried at fair value or contracted amounts, which approximate fair value. The fair value of fixed rate debt, in millions, is as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
2012 Senior Notes	$189.3	$182.8	$199.3	$169.4

The fair values of the 2012 Senior Notes was determined based upon market values as of December 31, 2009 and 2008, respectively. For both fiscal years, the fair value of the fixed rate note was determined using current market rates to discount cash flows. On February 15, 2010, the Company redeemed all of its 2012 senior note for 102.75% plus accrued and unpaid interest.

16.	BUSINESS SEGMENTS

Segment information is presented in accordance with ASC 280 (SFAS No. 131), “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Market-Making segment operates as a market-maker in equities, options, ETFs and futures on several exchanges. The Market-Making segment currently includes the operations of LaBranche Structured Holdings Group (LSP, LSPE, LSPH and LSPD. Due to the sale of the DMM operations of LaBranche & Co LLC on January 22, 2010, the Market Making segment excludes the operations of the DMM, and includes only the net earnings from continuing operations. In addition, for comparative purposes, the market making segment is reported with LaBranche & Co LLC’s DMM operations in a supplemental schedule in the Results of Operations section of the MD&A.

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

	For the Years Ended December 31,
	2009	2008	2007
Market-Making Segment:
Total revenues, net of NYX and interest expense	$30,970	$216,293	$112,567
Net loss on NYX	(5,660)	(167,341)	(14,547)
Operating expenses	55,419	135,604	77,088
Depreciation and amortization	199	300	373

Loss before taxes	$(30,308)	$(86,952)	$20,559

Segment assets	$3,552,056	$3,486,300	$4,937,054

Institutional Brokerage Segment:
Total revenues, net of NYX and interest expense	$31,152	$24,091	$25,139
Net loss on NYX	(608)	(14,035)	(1,212)
Operating expenses	36,593	28,558	28,928
Depreciation and amortization	12	58	178

Loss before taxes	$(6,061)	$(18,560)	$(5,179)

Segment assets	$89,917	$45,650	$42,514

Other:
Total revenues, net of interest expense	$(22,022)	$(31,655)	$(39,272)
Operating expenses	6,011	7,575	7,334
Early extinguishment of debt	(762)	5,395	—
Depreciation and amortization	3,788	3,266	3,251

Loss before taxes	$(31,059)	$(47,891)	$(49,857)

Segment assets	$138,190	$199,665	$319,023

Total:
Total revenues, net of NYX and interest expense	$40,100	$208,729	$98,434
Net loss on NYX	(6,268)	(181,376)	(15,759)
Operating expenses	98,023	171,737	113,350
Early extinguishment of debt	(762)	5,395	—
Depreciation and amortization	3,999	3,624	3,802

Loss before taxes	$(67,428)	$(153,403)	$(34,477)

Assets	$3,780,163	$3,731,615	$5,298,591

17.	FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET RISK

As market-makers on the NYSE, NYBOT, PHLX and other exchanges, LFS, LSP, LSPS and LSPE are engaged in various securities trading and lending activities. In connection with their market making activities, LSP, LSPS and LSPE assume positions in stocks for which they are responsible. LFS, LSP, LSPS and LSPE are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions, and they are also exposed to market risk associated with the sale of securities sold but not yet purchased, which can be directly impacted by volatile trading on the NYSE, NYSE Alternext (previously the AMEX), and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, LFS, LSP, LSPS (through September 2007) and LSPE may be required to purchase or sell financial instruments, which may result in a loss.

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

LSP and, through September 2007, LSPS use derivative financial instruments, including exchange-traded options, ETFs and domestic and foreign futures contracts, for trading purposes and to financially hedge other positions or transactions as part of their market-making businesses and overall risk management process. These financial instruments subject LSP and, through September 2007, LSPS to varying degrees of market, credit and foreign exchange risk. LSP and, through September 2007, LSPS record their derivative trading activities at market value, with corresponding gains or losses recorded in “Net gain on principal transactions.” Gains or losses from foreign currency transactions are also recorded in “Net gain on principal transactions.” In order to minimize risk, management continually monitors positions, gain and loss, volatility and other standard risk measures on a real-time basis and communicates its risk tolerance to LSP’s and, through September 2007, LSPS’ traders.

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

On June 28, 2007, CalPERS moved for class certification of “[a]11 persons and entities who submitted orders (directly or through agents) to purchase or sell NYSE-listed securities between January 1, 1999 and October 15, 2003, which orders were listed on the specialists’ display book and subsequently disadvantaged by defendants,” and for the certification of CalPERS and Market Street Securities Inc. as class representatives.

On September 18, 2007, the United States Court of Appeals for the Second Circuit reinstated certain of the claims against the NYSE that previously had been dismissed.

On March 14, 2009, the court granted CalPERS’ motion for class certification.

On April 13, 2009, the Company, LaBranche & Co. LLC, Mr. LaBranche and the other specialist firm defendants and their affiliates filed a petition in the United States Court of Appeals for the Second Circuit, pursuant to Federal Rule of Civil Procedure 23(f), for permission to appeal the class certification order. On October 1, 2009, the United States Court of Appeals for the Second Circuit denied the petition, and, on October 21, 2009, the Company, LaBranche & Co. LLC, Mr. LaBranche and the other specialist firm defendants and their affiliates filed a motion for reconsideration. On February 24, 2010, the Second Circuit denied this motion for reconsideration.

On October 5, 2009, CalPERS and the NYSE informed the court that they had agreed to settle all claims against the NYSE.

The Company believes that the claims asserted against it by the plaintiffs in this proceeding are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of this proceeding. The Company, therefore, is unable to estimate the amount or potential range of any loss that may arise out of this proceeding. The range of possible resolutions could include a determination and judgment against the company or a settlement that could require a substantial payment by the Company that could have a material adverse effect on its financial condition, results of operations and cash flows.

In addition to the proceeding described above, the Company and our operating subsidiaries have been the target, from time-to-time, of various claims, lawsuits and regulatory actions incidental to the ordinary course of its and their respective businesses. While the ultimate outcome of those claims, lawsuits and regulatory actions that currently are pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these claims, proceedings and regulatory actions, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Years Ending December 31,	in 000’s
2010	$3,369
2011	2,296
2012	1,926
2013	1,929
2014	1,933
Thereafter	3,796

Total	$15,249

Rent expense of $1.9 million, $1.8 million and $2.4 million for the years ended 2009, 2008 and 2007 respectively, is included in occupancy expense in the accompanying consolidated statements of operations.

The Holding Company also has provided, and may in the future provide, in the ordinary course of business, unsecured guarantees to guarantee the payment obligations of certain of its trading subsidiaries and under certain leases.

19.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	December 31, 2009	December 31, 2008
FINANCIAL INSTRUMENTS OWNED:
Corporate equities	$1,569,072	$1,270,094
Options	576,453	1,148,839
Exchange-traded funds	1,217,639	641,701
Government and corporate bonds	11,905	104,792
Leveraged loans	1,443	—
Investment in limited partnerships	2,226	4,227

	$3,378,738	$3,169,653

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$1,227,655	$825,682
Options	712,926	1,074,178
Exchange-traded funds	491,208	932,176
Government and corporate bonds	136,413	20,187

	$2,568,202	$2,852,223

20.	STOCKHOLDERS’ EQUITY

In July 2009, the Company’s board of directors had increased a previously authorized share repurchase program to repurchase shares of the Company’s common stock from $40 million to $65 million. Approximately $41.6 million of the Company’s common stock had been repurchased under this repurchase plan as of January 22, 2010, at which time the Company’s Board of Directors authorized the increase of the share repurchase program by $76.6 million to a total of $141.6 million. This increase left the Company with $100 million of common stock to be repurchased under the Board-authorized share repurchase program. For the years ended December 31, 2009 and 2008, we repurchased 7,111,662 and 3,815,307 shares at a cost of approximately $25.2 million and $16.4 million, respectively. The average cost per repurchased share was $3.54 and $4.29 for the years ended December 31, 2009 and 2008, respectively. See “Subsequent Events” below for a description of purchases of the Company’s common stock that were made after December 31, 2009.

21.	FAIR VALUE MEASUREMENTS

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

We may be required to record at fair value other assets or liabilities on a non-recurring basis, such as our trade name and goodwill. These non-recurring fair value adjustments involve the application of fair value measurements in assessing whether these and other nonfinancial assets or nonfinancial liabilities are impaired (see footnote #6).

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

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the dates presented (000’s omitted):

	December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,568,968	$104	$—	$1,569,072
Government and corporate bonds	11,404	501	—	11,905
Options	576,453	—	—	576,453
Exchange-traded funds	1,217,639	—	—	1,217,639
Leveraged loans	—	1,443	—	1,443
Investment partnerships	—	2,226	—	2,226

Total financial instruments owned	3,374,464	4,274	—	3,378,738
Government obligations	21,006	—	—	21,006
Cash and securities segregated under federal regulations	1,727	—	—	1,727

Total assets, at fair value	$3,397,197	$4,274	$—	$3,401,471

LIABILITIES:
Government and corporate bonds	$135,691	$722	$—	$136,413
Corporate equities	1,227,655	—	—	1,227,655
Options	712,926	—	—	712,926
Exchange-traded funds	491,208	—	—	491,208

Total financial instruments sold, not yet purchased, at fair value	$2,567,480	$722	$—	$2,568,202

	December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,269,354	$740	$—	$1,270,094
Government and corporate bonds	102,321	2,471	—	104,792
Options	1,148,839	—	—	1,148,839
Exchange-traded funds	641,600	101	—	641,701
Investment partnerships	—	4,227	—	4,227

Total financial instruments owned	3,162,114	7,539	—	3,169,653
Government obligations	121,000	—	—	121,000
Cash and securities segregated under federal regulations	1,625	—	—	1,625

Total assets, at fair value	$3,284,739	$7,539	$—	$3,292,278

LIABILITIES:
Government and corporate bonds	$19,219	$968	$—	$20,187
Corporate equities	825,673	10	—	825,683
Options	1,074,177	—	—	1,074,177
Exchange-traded funds	932,176	—	—	932,176

Total financial instruments sold, not yet purchased, at fair value	$2,851,245	$978	$—	$2,852,223

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

For investment partnerships holding securities actively traded, fair value was based on the net asset value and included in Level 2.

Derivatives Trading Activities

The following table (000’s omitted) sets forth by major product type the firm’s gains/(losses) related to derivatives trading activities for the year ended December 31, 2009 in accordance with ASC 815 (SFAS No. 161). These gains/ (losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. The gains/ (losses) set forth below are included in “Net gain on principal transactions” in the consolidated statements of operations.

Twelve Months Ended December 31, 2009
Type of Instrument
Options	$28,067
Futures	(58,444)
Interest rate	206

Total	$(30,171)

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

22.	DISCONTINUED OPERATIONS

On January 22, 2010, LaBranche & Co, LLC sold its DMM operations on the NYSE for $25 million (see subsequent events footnote). The assets sold included the Company’s stock listing rights, inventory positions at the date of sale and a portion of their fixed assets related to computer equipment and software development. At December 31, 2009, the assets and liabilities related to the sale were included on the consolidated statement of financial condition in held for sale. After the sale, LaBranche & Co. LLC retained all cash and other non-DMM assets, including its shares of NYSE Euronext, Inc. stock (the “NYX shares”). As a result of this sale , LaBranche & Co LLC recognized a non-cash impairment charge related to it’s intangibles of $87.6 million related to the DMM business. The operating results of the DMM business which was formerly included in the Market-making segment is summarized as follows:

(000s omitted)	2009	2008	2007
Total revenues on Discontinued Operations	$40,468	$77,570	$62,876
Total expenses	109,000	38,547	550,124

Pretax earnings	(68,532)	39,023	(487,248)
Income taxes (Benefit)	(9,536)	15,569	(148,850)

Net earnings from Discontinued Operations	$(58,996)	$23,454	$(338,398)

23.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 16, 2010, the date of issuance of these financial statements, as required by ASC 855 (SFAS 165).

Debt Repurchase

On February 15, 2010 the Company redeemed of all its remaining outstanding 11% Senior Notes due in 2012, in the aggregate principal amount of $189.3 million, at the redemption price of 102.75% plus accrued and unpaid interest. Upon completion of this redemption, the Company has no outstanding public debt. This redemption will result in a reduction of the Company’s interest expense by approximately $21 million per year.

Stock Repurchase

In July 2009, the Company’s board of directors had increased a previously authorized share repurchase program to repurchase shares of the Company’s common stock from $40 million to $65 million. Approximately $41.6 million of the Company’s common stock had been repurchased under this repurchase plan as of January 22, 2010, at which time our Board of Directors authorized the increase of the share repurchase program by $76.6 million to a total of $141.6 million. This increase left the Company with $100 million of common stock to be repurchased under the Board-authorized share repurchase program.

On January 29, 2010, the Company commenced a tender offer to purchase up to 15,000,000 shares of its outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and the Company repurchased an aggregate of 8,539,667 shares of common stock (which was equal to the total number of shares tendered), at a price of $4.60 per share, for a total tender price of $39.3 million. The repurchase of the shares tendered, combined with the 10,937,769 shares repurchased by us pursuant to Board-authorized purchases over the past 18 months, have resulted in our repurchasing an aggregate of 19,447,436 shares of our common stock, constituting an aggregate of 31.2% of our shares that were outstanding before any repurchase were made under the Company’s repurchase programs.

George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President, tendered 500,000 shares of the 3,701,094 shares he beneficially owned (representing 0.9% of the outstanding shares) in the tender offer. Other than Mr. LaBranche, none of the Company’s directors and executive officers tendered any of their shares in the tender offer. Upon completion of the tender offer, the Company has approximately 42.9 million shares issued and outstanding. Following completion of the tender offer, the Company has approximately $60.7 million in board-authorized repurchases remaining under its repurchase program. Repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

Exclusive of the tender offer, the Company repurchased an aggregate of 10,800 shares of its outstanding common stock for a total price of $0.1 million or an average price of $3.99 per share in January through March 12, 2010. Management continues to monitor opportunities to repurchase stock.

Sale of DMM Business

On January 22, 2010, the Company and LaBranche & Co. LLC completed the sale of LaBranche & Co. LLC’s DMM operations on the NYSE and all of LaBranche & Co. LLC’s net DMM positions to Barclays as contemplated by the Asset Purchase Agreement, dated January 13, 2010, by and among the Company, LaBranche & Co. LLC and Barclays.

Under the terms of the transaction, which was approved by the Board of Directors of the Company, Barclays paid $25 million in cash for LaBranche & Co. LLC’s DMM operations on the NYSE. LaBranche & Co. LLC retained all cash and other non-DMM assets, including its NYX shares. As a result of the transaction, the Company no longer has a $76 million net capital requirement related to the DMM operations. There is no material relationship between the Company and Barclays other than in respect of the Asset Purchase Agreement.

For US GAAP, the Company will not recognize any gain or loss on the disposition of the DMM operations in 2010. As previously stated in Note 6, the Company incurred an impairment charge of $87.6 million related to the DMM operations in 2009.

Schedule 1.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$119,558	$166,172
Financial instruments owned, at fair value	3,669	2,104
Investment in subsidiaries, at equity value	341,993	466,659
Other assets	121,709	51,049

Total assets	$586,929	$685,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest payable	$2,661	$2,802
Accrued compensation	959	1,626
Accounts payable and other accrued expenses	55,078	25,084
Other liabilities	12,945	12,840
Income taxes payable	4,703	1,459
Short-term debt	189,323	—
Long-term debt	—	199,323

Total liabilities	265,669	243,134
Total stockholders’ equity	321,260	442,850

Total liabilities and stockholders’ equity	$586,929	$685,984

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(000’s omitted)

	For the Years Ended December 31,
	2009	2008	2007
REVENUES:
Equity in losses from investment in subsidiaries	$(82,361)	$(39,165)	$(323,264)
Investment income	4,830	3,350	17,945

Total revenue	(77,531)	(35,815)	(305,319)
Interest expense	21,838	31,521	49,743

Total revenues, net of interest expense	(99,369)	(67,336)	(355,062)

EXPENSES:
Employee compensation and related benefits	4,264	5,366	6,014
Other	9,679	14,407	12,106

Total expenses	13,943	19,773	18,120

Loss before income tax benefit	(113,312)	(87,109)	(373,182)
INCOME TAX BENEFIT	(15,492)	(21,146)	(22,708)

Net loss	$(97,820)	$(65,963)	$(350,474)

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,820)	$(65,963)	$(350,474)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	3,999	3,266	3,242
Amortization of debt issuance costs and bond discount	869	3,587	1,978
Share-based compensation expense	(385)	(373)	380
Equity in losses from investment in subsidiaries	82,378	39,165	323,264
Deferred tax (benefit) expense	(10,208)	2,184	(10,564)
Tax benefit from subsidiary losses	(15,492)	(19,951)	(22,708)
Changes in operating assets and liabilities:
Securities purchased under agreements to resell	—	—	35,000
Receivable from customers	(42,790)	—	—
Financial instruments owned, at fair value	(1,566)	(2,104)	—
Other assets	(24,657)	27,008	(11,909)
Interest payable	(141)	(3,146)	(1,247)
Accrued compensation	(667)	218	(1,167)
Accounts payable and other accrued expenses	(13,485)	(4,868)	6,527
Payable to customers	43,480	—	—
Other liabilities	105	668	(2,039)
Taxes payable	18,736	21,410	20,009

Net cash (used in) provided by operating activities	(57,644)	1,101	(9,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	780	(2,496)	(3,524)
Return of capital from subsidiary	45,450	210,000	190,000
Payment for investment in subsidiary	—	(35,000)	—

Net cash provided by investing activities	46,230	172,504	186,476

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	(10,000)	(260,488)	(21,642)
Purchase of treasury stock	(25,200)	(16,369)	—

Net cash used in financing activities	(35,200)	(276,857)	(21,642)

(Decrease) increase in cash and cash equivalents	(46,614)	(103,252)	155,126
CASH AND CASH EQUIVALENTS, beginning of year	166,172	269,424	114,298

CASH AND CASH EQUIVALENTS, end of year	$119,558	$166,172	$269,424

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Income taxes	$6,181	$3,597	$2,533
Interest	$21,244	$33,288	$49,849

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

Certain of the Company’s December 31, 2008 and 2007 balances have been reclassified to conform to the presentation in the current period in order reflect the Company’s sale of the DMM business. This reclassification reflects a critical component of the Company’s DMM and market-making activities. None of these 2008 and 2007 reclassifications affects the Company’s net income applicable to common stockholders, as reported on previous 2008 and 2007 results.

3.	TRANSACTIONS WITH SUBSIDIARIES

LaBranche & Co Inc. has transactions with its consolidated subsidiaries determined on an agreed-upon basis.

LaBranche & Co Inc. received cash dividends from its consolidated subsidiaries totaling $45.4 million, $210.0 million and $190.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.