Form 10-Q
period 2010-03-31
LABRANCHE & CO INC
filed 2010-05-10
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock outstanding as of May 7, 2010 was 42,332,374.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009 (1)
REVENUES:
Net gain (loss) on trading	$27,724	$(35,784)
Commissions and other fees	5,337	7,889
Other	1,184	1,974

Total revenues	34,245	(25,921)

Interest expense:
Debt	2,639	5,664
Inventory financing	5,083	5,636

Total interest expense	7,722	11,300

Revenues, net of interest expense	26,523	(37,221)

EXPENSES:
Employee compensation and related benefits	11,493	6,050
Exchange, clearing, brokerage and license fees	4,944	4,808
Depreciation and amortization	488	943
Legal and professional fees	920	633
Communications	2,617	2,065
Occupancy	906	693
Early extinguishment of debt	7,192	—
Other	1,782	2,794

Total expenses	30,342	17,986

Loss from continuing operations before benefit for income taxes	(3,819)	(55,207)
Benefit for income taxes	(1,549)	(22,103)

Loss from continuing operations	(2,270)	(33,104)

Discontinued operations:
(Loss) income from operations of discontinued unit	(365)	5,594
(Benefit) provision for income taxes	(4,019)	2,237

Income from discontinued operations	3,654	3,357

Net income (loss)	$1,384	$(29,747)

Weighted average common shares outstanding:
Basic	48,540	58,390
Diluted	48,792	58,390

Basic net income (loss) per common share:
Continuing operations	$(0.05)	$(0.57)
Discontinued operations (1)	$0.08	$0.06

Total operations	$0.03	$(0.51)

Diluted net income (loss) per common share:
Continuing operations	$(0.05)	$(0.57)
Discontinued operations (1)	$0.08	$0.06

Total operations	$0.03	$(0.51)

(1)	In accordance with Financial Accounting Standards Board Accounting Standards the results of the DMM business have been reclassified as a discontinued operation for all periods presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000's omitted except per share data)

	As of
	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$95,328	$186,737
Cash and securities segregated under federal regulations	1,327	1,727
Receivable from brokers, dealers and clearing organizations	59,685	70,270
Receivable from customers	22,227	42,790

Financial instruments owned, at fair value	2,358,370	3,378,738
Exchange memberships owned, at adjusted cost (fair value of $6,266 and $5,529, respectively)	1,221	1,096
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $9,253 and $8,777, respectively	11,282	11,680
Held for sale	—	32,748
Deferred tax assets	20,315	25,457

Income tax receivable	15,560	12,208

Other assets	10,407	16,712

Total assets	$2,595,722	$3,780,163

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Payable to brokers, dealers and clearing organizations	$398,039	$615,245
Payable to customers	21,133	43,515
Financial instruments sold, but not yet purchased, at fair value	1,877,902	2,568,202
Accrued compensation	5,030	9,431
Accounts payable and other accrued expenses	12,432	17,526
Other liabilities	5	12,945
Income tax payable	1,668	1,968

Held for sale	—	749

Short-term debt	—	189,323

Total liabilities	2,316,209	3,458,904

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 62,425,292 shares issued, 42,926,456 shares outstanding at March 31, 2010 and 62,397,795 shares issued, 51,470,826 shares outstanding at December 31, 2009	624	624
Treasury stock, at cost, 19,498,836 and 10,926,969 shares at March 31, 2010 and December 31, 2009, respectively	(81,325)	(41,569)
Additional paid-in capital	699,944	700,738
Accumulated deficit	(333,207)	(334,591)
Accumulated other comprehensive loss	(6,523)	(3,943)

Total stockholders' equity	279,513	321,259

Total liabilities and stockholders' equity	$2,595,722	$3,780,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(000’s omitted)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCES, December 31, 2008	58,197	$620	$(16,369)	$702,475	$(236,771)	$(7,105)	$442,850

Net loss	—	—	—	—	(97,820)	—	(97,820)

Other comprehensive income:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	3,162	3,162

Comprehensive loss							(94,658)

Purchase of treasury stock	(7,112)	—	(25,200)	—	—	—	(25,200)
Issuance of restricted stock, shares for option exercises and related compensation	386	4	—	(1,737)	—	—	(1,733)

BALANCES, December 31, 2009	51,471	$624	$(41,569)	$700,738	$(334,591)	$(3,943)	$321,259

Net income	—	$—	$—	$—	$1,384	$—	$1,384

Other comprehensive loss:
Cumulative translation adjustment, net of taxes	—	—	—	—	—	(2,580)	(2,580)

Comprehensive loss							$(1,196)

Purchase of treasury stock	(8,572)	—	(39,756)	—	—	—	(39,756)
Issuance of restricted stock, shares for option exercises and related compensation	27	—	—	(794)	—	—	(794)

BALANCES, March 31, 2010, unaudited	42,926	$624	$(81,325)	$699,944	$(333,207)	$(6,523)	$279,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,270)	$(33,104)
Income from discontinued operations, net of tax	3,654	3,357

Net income (loss)	1,384	(29,747)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	503	955
Amortization of debt issuance costs and bond discount	94	182
Early extinguishment of debt	7,192	—
Share-based compensation expense	(760)	(3,851)
Deferred tax benefit	7,798	(11,660)
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	400	50
Receivable from brokers, dealers and clearing organizations	10,578	14,646
Receivable from customers	20,563	—
Financial instruments owned, at fair value	1,004,007	1,567,993
Income tax receivable	(5,059)	(8,298)
Other assets	4,239	15,103
Payable to brokers, dealers and clearing organizations	(210,759)	279,468
Payable to customers	(22,382)	—
Financial instruments sold, but not yet purchased, at fair value	(683,791)	(1,766,341)
Accrued compensation	(4,315)	(72,381)
Accounts payable and other accrued expenses	(5,051)	(10,344)
Other liabilities	(12,940)	688
Income taxes payable	(67)	(8,429)

Net cash provided by (used in) operating activities of continuing operations	111,634	(31,966)
Net cash provided by (used in) operating activities of discontinued operations	31,999	(1,139)

Net cash provided by (used in) operating activities	143,633	(33,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(117)	(489)
Payments for purchases of exchange memberships	(125)	—

Net cash used in investing activities of continuing operations	(242)	(489)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(242)	(489)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of short-term debt	(189,323)	—
Discount (premium) on early extinguishment of debt	(5,228)	—
Purchases of treasury stock	(39,756)	(2,711)

Net cash used in financing activities of continuing operations	(234,307)	(2,711)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(234,307)	(2,711)

Effect of exchange rate changes on cash and cash equivalents	(493)	(970)
Decrease in cash and cash equivalents	$(91,409)	$(37,275)
CASH AND CASH EQUIVALENTS, beginning of period	186,737	304,179

CASH AND CASH EQUIVALENTS, end of period	$95,328	$266,904

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$10,426	$5,636
Income taxes	$907	$8,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LaBranche & Co. LLC, a New York limited liability company, LaBranche Financial Services, LLC, a New York limited liability company (“LFS”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC (“LLC”) and LFS, the 100% stockholder of LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD” and collectively with the Holding Company, LaBranche & Co. LLC, LFS, LSHI, LABDR, BV, LSP, LSPE, LSPD and LSPH, the “Company”). All material inter-company transactions have been eliminated in consolidation.

LSP is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that operates as a market-maker in options, Exchange Traded Funds (“ETFs”) and futures on several exchanges. LFS is a registered broker-dealer and a member of the New York Stock Exchange (“NYSE”) and other exchanges and primarily provides securities execution and brokerage services to institutional investors and professional traders, and is a market maker in over-the-counter, bulletin board and pink sheet securities. LaBranche & Co. LLC is a registered broker-dealer that, until January 22, 2010, operated primarily as a Designated Market Maker (“DMM”) in equity securities and rights listed on the NYSE. On January 22, 2010, the Company sold its DMM business to Barclays Capital, Inc., a division of Barclays Bank Plc (“Barclays”). LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is a registered broker-dealer and FINRA member firm that is primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when it ceased operations.

On April 16, 2010, LSP and LFS submitted an application to FINRA to merge into one combined entity. In the Company’s opinion, the combined entity of LSP and LFS will enable the Company to more efficiently use its capital by aggregating their capital resources into one firm. As of March 31, 2010, the date of their most recent FOCUS reports, LFS had net capital of $7.5 million and excess net capital of $6.5 million, and LSP had net capital of $46.8 million and excess net capital of $46.2 million. The overall business to be conducted by the combined entity is not expected to be materially different than their operations as separate entities and as approved in the FINRA memberships to which each of LSP and LFS currently is a party. The Company will complete the merger as soon as reasonably practicable.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Sale of the DMM Business of LaBranche & Co. LLC

On January 22, 2010, LaBranche & Co. LLC completed the sale of its DMM pursuant to an agreement dated January 13, 2010 and as amended January 22, 2010 by and among LaBranche & Co. LLC and Barclays.

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

Use of Estimates

The use of generally accepted accounting principles requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the use of estimates and assumptions is also important in determining provisions for potential losses that may arise from litigation and regulatory proceedings and tax audits. Actual results could differ from these estimates.

A substantial portion of the Company’s compensation and benefits represents contractual incentive compensation and discretionary bonuses, which are determined at year end. The Company believes the most appropriate way to allocate estimated annual discretionary bonuses among interim periods is in proportion to the net revenues earned in such periods. In addition to the level of net revenues, overall compensation expense in any given year is also influenced by, among other factors, prevailing labor markets, business mix and the structure of the Company’s share-based compensation programs.

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

New Accounting Developments

Fair Value Measurements

On January 21, 2010, the FASB issued an ASU, Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis as well as the reason for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. At this time the Company is evaluating the implications of the amendment to ASC 820 and the impact to the financial statements.

ASC 820 will allow investors to use the net asset value of investments in investment companies that do not have a readily determinable fair value if the investees have the attributes of investment companies and the net asset values are calculated consistent with the AICPA Audit and Accounting Guide, Investment Companies, which generally requires investments to be measured at fair value. This proposal did not have any effect on the Company’s financial position. This accounting principle was effective for the Company beginning in the first quarter of 2010. Adoption did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Transfers of Financial Assets

ASC 860, “Transfers and Servicing,” removes the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying to variable interest entities that are QSPEs. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009, and is effective for the Company’s fiscal year beginning January 1, 2010. The Company adopted this pronouncement during the quarter ended March 31, 2010, and the adoption had no impact on the Company’s financial position or results of operations.

Consolidation of Variable Interest Entities

ASC 810-10-25-38, “Consolidation,” amends the consolidation guidance for variable-interest entities (“VIE”) and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity has the power to direct matters that most significantly impact the activities of the VIE, and had the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810 is effective for the Company’s fiscal year beginning January 1, 2010. The Company adopted this pronouncement during the quarter ended March 31, 2010, and the adoption had no impact on the Company’s financial position or results of operations.

3.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of March 31, 2010 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “2009 10-K”). Results for the three months ended March 31, 2010 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

4.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” and ASC 740, “Accounting for Uncertainty in Income Taxes - an interpretation of ASC 740. ASC 740 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities, stock-based compensation and net operating loss carry-forwards. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that are expected to be in effect when such differences reverse.

The Company reduced its tax contingency reserve by $12.3 million in the first quarter due to the sale of the DMM business and the conclusion of a tax audit cycle. The Company also established a tax valuation allowance of $3.6 million for state and local net operating losses which is reflected in the net deferred tax asset balance. As a result of these adjustments, included in current and deferred income taxes from continuing operations is a $900,000 charge for income taxes which is comprised of the netting of a deferred tax valuation charge partially offset by a reduction to contingent liabilities due to the conclusion of an examination cycle.

The discontinued operations current and deferred taxes included an additional tax benefit of $3.8 million related to adjustments mainly for assets sold with the DMM business.

The components of the (benefit) for income taxes reflected on the condensed consolidated statements of operations are set forth below:

	For the Three Months Ended
(000’s omitted)	2010	2009
	(unaudited)	(unaudited)
Current income taxes:
Federal	$(6,827)	$(10,103)
Foreign	652	1,074
State and local	952	(2,298)

Total current	(5,223)	(11,327)

Deferred income taxes:
Federal	2,629	(6,807)
State and local	(2,974)	(1,732)

Total deferred	(345)	(8,539)

Total (benefit) for income taxes	$(5,568)	$(19,866)

Current income taxes: Continuing Operations
Federal	$(1,886)	$(10,474)
Foreign	652	1,074
State and local	181	(2,393)

Total current	(1,053)	(11,793)

Deferred income taxes:
Federal	2,507	(8,239)
State and local	(3,003)	(2,071)

Total deferred	(496)	(10,310)

Total (benefit) for income taxes	$(1,549)	$(22,103)

Current income taxes: Discontinued Operations
Federal	$(4,941)	$371
State and local	771	95

Total current	(4,170)	466

Deferred income taxes:
Federal	122	1,432
State and local	29	339

Total deferred	151	1,771

Total (benefit) provision for income taxes	$(4,019)	$2,237

The foreign taxes represent taxes payable to the United Kingdom for LSPE, which is the single member private equity company in the UK that has been considered a “controlled foreign corporation” since January 1, 2008.

The Company filed a refund claim to carry back tax losses from 2009 to 2008 and prior years in the amount of $9.7 million of which $9.0 million was received in April 2010.

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

As a registered broker-dealer and FINRA member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. As of March 31, 2010 and December 31, 2009, LSP’s net capital, as defined, was $46.8 million and $85.7 million, respectively, which exceeded minimum requirements by $46.2 million and $82.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.23 to 1 and 0.51 to 1, respectively.

As a registered broker-dealer and member firm of the NYSE and FINRA, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of March 31, 2010 and December 31, 2009, LFS’ net capital, as defined, was $7.5 million and $26.1 million, respectively, which exceeded minimum requirements by $6.5 million and $25.1 million, respectively. In January 2010, LFS distributed $15 million to LaBranche & Co Inc. in the form of a dividend.

LSP and LFS submitted an application to FINRA to merge into one combined entity as disclosed in Note 1.

LaBranche & Co. LLC, as a DMM, up until January 22, 2010, and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche & Co. LLC was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined.

As of March 31, 2010 and December 31, 2009, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $10.2 million and $91.9 million, respectively, which exceeded the minimum requirements by $10.1 million and $90.9 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.03 to 1 and 0.02 to 1.

The NYSE generally requires its DMM firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of December 31, 2009, when LaBranche & Co. LLC was still a DMM firm, its NYSE minimum required dollar amount of NLA, as defined, was $70.2 million and its actual NLA, as defined, was $85.3 million. As of December 31, 2009, LaBranche & Co. LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of that date. Upon completion of the sale of the DMM business on January 22, 2010, LaBranche & Co LLC is no longer subject to the NLA requirement.

As a registered broker-dealer and NYSE/Amex member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/ 15 of aggregate indebtedness, as defined. As of March 31, 2010 and December 31, 2009, LSPD’s net capital, as defined, was $0.3 million and $2.4 million, respectively, which exceeded its minimum requirements by $0.3 million and $2.4 million, respectively. In January 2010, LSPD distributed $2.0 million to its parent in the form of a dividend.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of March 31, 2010, Tier 1 capital, as defined, was $46.7 million which exceeded the total variable capital requirement by $5.2 million. At December 31, 2009, Tier 1 capital, as defined, was $49.6 million which exceeded the total variable capital requirement by $3.2 million. In both April and July 2009, LSPE received approximately $5 million of share capital from its parent.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at March 31, 2010 and December 31, 2009) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at March 31, 2010 and December 31, 2009) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of March 31, 2010, LSPH’s liquid capital, as defined was $0.6 million, which exceeded its minimum requirements by $0.3 million. As of December 31, 2009, LSPH’s liquid capital, as defined was $0.4 million, which exceeded its minimum requirements by $0.1 million. In January and August 2009, LSPH received $1 million and $0.6 million, respectively, of share capital from its parent to increase the company’s regulatory capital above the minimum requirement.

6. INCOME (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share are set forth below (000's omitted, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator for basic and diluted income (loss) per common share – net income (loss)	$1,384	$(29,747)
Denominator for basic income (loss) per common share – weighted-average number of common shares outstanding	48,540	58,390

Dilutive shares:
Restricted stock units	252	—

Denominator for diluted income (loss) per common share – weighted-average number of common shares outstanding	48,792	58,390

Basic net income (loss) income per common share:
Continuing operations	$(0.05)	$(0.57)
Discontinued operations	$0.08	$0.06

Total operations	$0.03	$(0.51)

Diluted net income (loss) income per common share:
Continuing operations	$(0.05)	$(0.57)
Discontinued operations	$0.08	$0.06

Total operations	$0.03	$(0.51)

Options to purchase an aggregate of 230,000 and 945,000 shares of common stock were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the first quarter of 2009, 118,507 potentially dilutive shares represented by restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive as the Company had a net loss in the quarter.

On January 29, 2010, the Company commenced a tender offer to purchase up to 15,000,000 shares of its outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and the Company repurchased an aggregate of 8,539,667 shares of common stock at a price of $4.60 per share plus transaction costs, for a total tender price of $39.6 million. In addition to the tender offer, the Company repurchased an aggregate of 32,200 shares of its outstanding common stock in the first quarter of 2010, for a total price of $0.2 million or an average price of $4.84 per share. Following the tender offer and these other repurchases in the first quarter of 2010, the Company had 42,926,456 million shares of common stock outstanding as of March 31, 2010.

7.	EMPLOYEE INCENTIVE PLANS

ASC 505 and 718, “Share Based Payments” requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of ASC 505 and 718:

The Company has sponsored one share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Old Plan”), which provided for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units (“RSUs”), unrestricted shares and stock appreciation rights.

The Old Plan terminated in August 2009. The rights of any person who received an option grant or grant of restricted stock units under the Old Plan that are currently outstanding were not affected by reason of the termination of the Old Plan and will continue in accordance with the terms of the award agreement (as then in effect or thereafter amended) regarding those options or restricted stock units. On January 14, 2010 the Company’s Board of Directors approved a new equity incentive plan, the LaBranche & Co Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan has been proposed to the stockholders of the Company for approval in the Company’s 2010 annual meeting of stockholders.

The fair value of the restricted stock awards granted under the Old Plan was determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Grant date was determined to be the date the compensation committee of the Board of Directors approved the grant, except in circumstances where the approval by the compensation committee was contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date would be the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Old Plan recognized during the three months ended March 31, 2010 was approximately $0.3 million compared to approximately $1.0 million for the same period in 2009. During the first quarter of 2010, the Company reevaluated the forfeiture rate used to calculate share based payments due to the departure of personnel who had been granted restricted stock units that had not vested prior to their departure. The change in the forfeiture rate resulted in a benefit net of taxes of $1.1 million for the three months ended March 31, 2010. The tax benefit realized in the Condensed Consolidated Statements of Operations for the Plan was approximately $0.1 million for three ended March 31, 2010, excluding the amount recorded for the change in the forfeiture rate, compared to $0.4 million for the same period in 2009.

Unrecognized compensation cost related to the Company’s non-vested stock options and restricted stock unit awards totaled $1.0 million, at fair value, at March 31, 2010 and $1.4 million at December 31, 2009. The cost of these non-vested awards is generally expected to be recognized over a period of approximately three years.

ASC 505 and 718 generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. The Company did not grant any share-based awards prior to our adoption of ASC 505 and 718 to retirement-eligible employees or those with non-substantive non-compete agreements. In addition, no grants of any stock options or RSUs were changed or amended after the Company’s adoption of ASC 505 and 718 to reflect retirement eligibility or non-compete agreements.

The total number of shares of the Company’s common stock that could have been issued under the Old Plan through the Old Plan’s termination date could not exceed 7,687,500 shares. As of August 24, 2009 (the date the Old Plan terminated) 4,253,595 shares remained available for grant under the Old Plan. Due to the termination of the Old Plan on August 24, 2009, there were no shares available for grant under the Old Plan as of March 31, 2010.

Restricted Stock Units

All of the RSUs outstanding as of March 31, 2010 and 2009 require future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs were granted under the Company’s Old Plan and vest over varying numbers of years. An employee who received RSUs under the Old Plan does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of the RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee's employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2009	642,345	$4.30
Granted	—	—
Vested	(27,497)	8.99
Forfeited	(124,663)	4.93

RSUs Outstanding as of March 31, 2010	490,185	$3.88

Under ASC 505 and 718, the Company is required to estimate forfeitures of RSUs for purposes of determining the Company's share-based award expense. Applying ASC 505 and 718 as of March 31, 2010, for purposes of determining share-based award expense, RSUs with respect to 311,802 shares of the Company's common stock were expected to vest based on shares issued of 490,185, with a weighted average price of $3.88 per share.

Stock Options

As of March 31, 2010, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Old Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statements of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2009	325,000	$35.23
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(95,000)	35.79

Options Outstanding as of March 31, 2010	230,000	$35.00

Options Exercisable as of:
March 31, 2010	230,000	$35.00

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$31.00 – $40.99	230,000	1.80	$35.00	230,000	$35.00

No options were exercised during the three months ended March 31, 2010 and 2009. The options are due to expire January 17, 2012.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with ASC 280, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Market-Making segment operates as a market-maker in equities, options, ETFs and futures on several exchanges. The Market-Making segment currently includes the operations of the subsidiaries of LSH (LSP, LSPE, LSPH and LSPD). Due to the sale of the DMM operations of LaBranche & Co LLC on January 22, 2010, the Market Making segment excludes the operations of the DMM, and includes only the net earnings from continuing operations. In addition, for comparative purposes, the Market Making segment is reported with LaBranche & Co LLC’s DMM operations in a supplemental schedule in the Results of Operations section of the MD&A, entitled “Market-Making Segment Operating Results including Discontinued Operations.”

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

The Company’s Other segment is comprised primarily of the interest on the Holding Company’s indebtedness, unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income) and elimination entries. This segment also includes the investment entity, LABDR, and the inactive company, BV.

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

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Market-Making Segment:
Total revenues, net of interest expense	$23,662	$(36,852)
Operating expenses	13,243	7,067
Depreciation and amortization	42	50

Income (loss) before taxes	$10,377	$(43,969)

Segment assets	$2,522,884	$1,932,314

Institutional Brokerage Segment:
Total revenues, net of interest expense	$5,395	$5,543
Operating expenses	8,710	7,632
Depreciation and amortization	4	2

Loss before taxes	$(3,319)	$(2,091)

Segment assets	$49,689	$42,688

Other:
Total revenues, net of interest expense	$(2,534)	$(5,912)
Operating expenses	709	2,344
Early extinguishment of debt	7,192	—
Depreciation and amortization	442	891

Loss before taxes	$(10,877)	$(9,147)

Segment assets	$23,149	$135,518

Total:
Total revenues, net of interest expense	$26,523	$(37,221)
Operating expenses	22,662	17,043
Early extinguishment of debt	7,192	—
Depreciation and amortization	488	943

Loss before taxes	$(3,819)	$(55,207)

Assets	$2,595,722	$2,110,520

9.	NYSE EURONEXT, INC. RESTRICTED STOCK

As of March 31, 2010, the Company, through its subsidiaries, holds approximately 1.1 million NYX shares.

The Company has accounted for its investment in NYX as corporate equities at fair value pursuant to ASC 820 at March 31, 2010. At March 31, 2010, the NYSE closing market price for the NYX shares was $29.61 per share as compared to the closing price of NYX shares at December 31, 2009 which was $25.30 per share. This resulted in the Company’s recognition of pre-tax income of $3.9 million for the three months ended March 31, 2010, which is included in net gain (loss) on trading in the Company’s condensed consolidated statements of operations.

On March 28, 2010, the quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on March 11, 2010. The aggregate dividend payment with respect to the Company’s NYX shares was $0.3 million and $0.9 million for the quarters ended March 31, 2010 and 2009, respectively.

10.	FINANCIAL INSTRUMENTS

Financial instruments owned and financial instruments sold, but not yet purchased, at fair value, were as follows (000’s omitted):

	March 31, 2010	December 31, 2009
	(unaudited)	(unaudited)
FINANCIAL INSTRUMENTS OWNED:
Corporate equities	$1,290,652	$1,569,072
Options	373,030	576,453
Exchange-traded funds	657,247	1,217,639
Government and corporate bonds	33,837	11,905
Leveraged loans	1,379	1,443
Investment in limited partnerships	2,225	2,226

	$2,358,370	$3,378,738

FINANCIAL INSTRUMENTS SOLD, BUT NOT YET PURCHASED:
Corporate equities	$611,706	$1,227,655
Options	511,207	712,926
Exchange-traded funds	621,991	491,208
Government and corporate bonds	132,998	136,413

	$1,877,902	$2,568,202

11.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. Our adoption of ASC 820 did not have a material impact on our financial condition or results of operations. Pursuant to ASC 820, the fair value of a financial instrument is defined as the amount that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date.

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our financial instruments owned and financial instruments sold, but not yet purchased are recorded at fair value on a recurring basis.

ASC 820 outlines a fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under ASC 820 are as follows:

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

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the dates presented (000’s omitted):

March 31, 2010
(unaudited)
	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,290,652	$—	$—	$1,290,652
Government and corporate bonds	33,837	—	—	33,837
Options	373,030	—	—	373,030
Exchange-traded funds	657,247	—	—	657,247
Leveraged loans	863	—	516	1,379
Investment partnerships	—	2,225	—	2,225

Total financial instruments owned	2,355,629	2,225	516	2,358,370

Government obligations	1,000	—	—	1,000
Cash and securities segregated under federal regulations	1,327	—	—	1,327

Total assets, at fair value	$2,357,956	$2,225	$516	$2,360,697

LIABILITIES:
Government and corporate bonds	$131,842	$1,156	$—	$132,998
Corporate equities	611,706	—	—	611,706
Options	511,207	—	—	511,207
Exchange-traded funds	621,991	—	—	621,991

Total financial instruments sold, not yet purchased, at fair value	$1,876,746	$1,156	$—	$1,877,902

December 31, 2009
(unaudited)
	Level 1	Level 2	Level 3	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,568,968	$104	$—	$1,569,072
Government and corporate bonds	11,404	501	—	11,905
Options	576,453	—	—	576,453
Exchange-traded funds	1,217,639	—	—	1,217,639
Leveraged loans	—	1,443	—	1,443

Investment partnerships	—	2,226	—	2,226

Total financial instruments owned	3,374,464	4,274	—	3,378,738

Government obligations	21,006	—	—	21,006
Cash and securities segregated under federal regulations	1,727	—	—	1,727

Total assets, at fair value	$3,397,197	$4,274	$—	$3,401,471

LIABILITIES:
Government and corporate bonds	$135,691	$722	$—	$136,413
Corporate equities	1,227,655	—	—	1,227,655
Options	712,926	—	—	712,926
Exchange-traded funds	491,208	—	—	491,208

Total financial instruments sold, not yet purchased, at fair value	$2,567,480	$722	$—	$2,568,202

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

For options, the fair values are based on the NBBO mid-point average.

For investment partnerships holding securities actively traded, fair value was based on the net asset value and included in Level 2.

The net increase of $.5 million in leveraged loans was the result of a transfer of a level 2 loan to a level 3 loan due to nil trading in the security. The valuation for our level 3 assets is based on the estimated payout determined by the bankruptcy court as of March 31, 2010.

The following table represents the Company’s level 3 Assets at March 31, 2010:

Fair Value Measurements Using Significant Unobservable Inputs

Leveraged Loans
Beginning Balance	—
Transfers into Level 3*	150
Total Gains or losses (realized/unrealized), included in earnings	366

Ending Balance	516

* - Transferred from level 2 to level 3 because of lack of observable market data due to little market activity for this security.

Derivatives Trading Activities

The following table (000’s omitted) sets forth by major product type the firm’s gains/(losses) related to derivatives trading activities for the three months ended March 31, 2010 in accordance with ASC 815. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. The gains/(losses) set forth below are included in “Net gain (loss) on trading” in the condensed consolidated statements of operations.

Type of Instrument	Three Months Ended March 31, 2010
Options	$48,203
Forwards	(5,556)
Futures	(23,769)

Total	$18,878

The Company enters into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter option. Derivative transactions are entered into for trading purposes.

Derivative financial instruments are carried at fair value. Fair value for exchange-traded derivatives is based on quoted market prices. Fair value of forwards and options contracts are recorded in either financial instruments owned or financial instruments sold, not yet purchased. Open equity in futures transactions are recorded as receivables from and payables to broker-dealers or clearing brokers as applicable. Our derivatives trading activities exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets.

Our traders purchase and sell futures, options, the stocks underlying certain ETFs and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs market making activities are responsible for monitoring these risks. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored.

12.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 16, 2010 filing of its 2009 10-K, except as follows:

In re NYSE Specialists Securities Litigation. On or about March 31, 2010, CalPERS and the NYSE submitted a stipulation of settlement to the Court, not involving any money payment by the NYSE to CalPERS. On April 2, the Court approved this settlement, and on April 6, 2010 the Court entered a final judgment dismissing CalPERS's claims against the NYSE with prejudice.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2009 10-K and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2009 10-K and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

13.	DISCONTINUED OPERATIONS

On January 22, 2010, LaBranche & Co, LLC sold its DMM operations on the NYSE for $25 million plus the value of the net DMM inventory positions. The assets sold included LaBranche & Co. LLC’s stock listing rights, its DMM inventory positions at the date of sale and a portion of their its fixed assets related to computer equipment and software development.

At December 31, 2009, the assets and liabilities related to the sale were included on the consolidated statement of financial condition in held for sale. After the sale, LaBranche & Co. LLC retained all cash and other non-DMM assets, including its NYX shares. As a result of this sale, at December 31, 2009 LaBranche & Co. LLC recognized a non-cash impairment charge related to its intangible assets of $87.6 million related to the DMM business. As a result of this impairment at December 31, 2009 the Company did not recognize any gain or loss on the disposition of the DMM operations in 2010. The operating results of the DMM business which was formerly included in the Market-Making segment, is summarized as follows:

	For The Three Months Ended March 31,
(000's omitted)	2010	2009
	(unuadited)	(unuadited)
Revenues, net of interest expense	$1,814	$10,270
Total expenses	2,179	4,676

(Loss) income before provision for income taxes	(365)	5,594
(Benefit) provision for income taxes	(4,019)	2,237

(Loss) income from discontinued operations	$3,654	$3,357

Note: 2010 revenues through January 22, 2010 only.

14.	SHORT-TERM DEBT

As of March 31, 2010, the Company had no remaining debt. On February 15, 2010 the Company redeemed of all its remaining outstanding 11% Senior Notes due 2012, in the aggregate principal amount of $189.3 million, at the redemption price of 102.75% plus accrued and unpaid interest.

As of December 31, 2009, short-term debt of the Company was comprised of $189.3 million, at 11%. Debt issuance costs, totaling approximately $7.2 million for the 2012 Senior Notes, were amortized over the life of the Senior Notes as an adjustment to interest expense.

For the three months ended March 31, 2010 and 2009, interest expense related to the Senior Notes totaled $2.6 and $5.7 million, respectively, including debt issuance costs.

15.	SUBSEQUENT EVENTS

Stock Repurchase

In April and to date in May 2010, the Company repurchased an aggregate of 594,082 million shares of its outstanding common stock at total price of $2.9 million, or an average price of $4.81 per share. Management continues to monitor opportunities to repurchase stock. These purchases were in addition to purchases made in the first quarter of 2010 by the Company of an aggregate of 8,571,867 shares of its common stock in connection with the previously-announced authorization by its board of directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 10-K”) and our Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

In the first quarter of 2010, we reported after-tax net income of $1.4 million, or $0.03 per diluted share, which includes an after-tax charge of $4.3 million related to the redemption of all our remaining outstanding public indebtedness. These results compare to a net loss of 29.7 million, or $0.51 per share, in the first quarter of 2009, which included an unrealized loss of $29.7 million related to the decline in value of our NYX shares. On a pro-forma basis, we reported net income from continuing operations for the first quarter of 2010 of $2.0 million, or $0.04 per diluted share, compared to a pro-forma net loss from continuing operations of $32.9 million, or $0.56 per share, for the first quarter of 2009. These pro-forma results exclude the expense on early extinguishment of debt in the first quarter of 2010, as shown in the reconciliation to US GAAP measures set forth below.

The first quarter of 2010 was a period of significant change for our company. On January 22, 2010, we completed the sale of LaBranche & Co. LLC’s designated market maker (“DMM”) business on the NYSE, which was formerly called the specialist business. In this sale transaction, we received $25 million in cash plus the value of LaBranche & Co. LLC’s net trading inventory, and we retained all cash and other non-DMM assets, including our shares of NYSE Euronext, Inc. stock (the “NYX shares”) and $76 million in regulatory capital that we no longer are required to maintain in connection with LaBranche & Co. LLC’s DMM business. With the introduction of the NYSE’s Hybrid market and new market structure and regulatory changes over the past several years, the market share of listed securities traded on the NYSE had fallen considerably and significantly challenged our ability to generate revenues in the DMM business. Volumes on the NYSE have not grown proportionately to overall growth in global and off-exchange volumes, and many days now volumes on the NYSE are lower than they were ten years ago. Due to the sale of our specialist/designated market maker business on the NYSE, our future results will not include these operations.

In addition, on February 15, 2010, we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt. In the redemption, we paid all of our remaining note holders 102.75% of the principal amount of their notes, plus accrued and unpaid interest thereon up to the redemption date. Therefore, as of February 15, 2010, we have no remaining outstanding public debt, resulting in a reduction of our interest expense by approximately $21 million per year. Due to the redemption, we were also released from all our obligations and restrictions that were contained in the indenture governing our public debt.

On March 1, 2010, we also completed a tender offer in which we repurchased an aggregate of 8,539,667 shares of common stock at a price of $4.60 per share, for a total tender price of $39.3 million. The repurchase of the shares tendered, combined with the 10,937,769 shares repurchased by us pursuant to Board-authorized purchases over the past 18 months, have resulted in our repurchasing an aggregate of 31.2% of our outstanding shares of common stock. Following completion of the tender offer and the other repurchases, we have approximately 42.9 million shares of common stock left outstanding and approximately $60.6 million in board-authorized repurchases remaining under our repurchase program as of March 31, 2010.

We entered the transactions described above and achieved these goals in the first quarter of 2010 with a view toward focusing on the businesses that will be best for us and our stockholders in the future. Therefore, following these capital and business transactions, we are a much different company than we were in the past. Our Market Making segment has now shifted its focus solely to providing liquidity in derivative products such as equity, index, ETF and foreign currency options, ETFs and futures, rather than also focusing on the cash-equity securities that were the focus of LaBranche & Co. LLC’s designated market maker business. The Market Making segment, without the designated market maker business, was profitable in the first quarter of 2010, generating net income of approximately $10.4 million.

The services offered by our Institutional Brokerage segment have remained relatively unchanged following our capital and business reorganization, as it continues to provide execution, fixed income and brokerage services to institutional investors. However, changes in the institutional brokerage environment for firms our size caused reductions in the trading volumes of our securities execution business in late 2009 and early 2010. In the first quarter of 2010, these adverse market conditions and a smaller sales trading force contributed to our Institutional Brokerage segment generating a loss of approximately $3.0 million, of which approximately $1.4 million was severance. We took initiatives to cut expenses and reduce headcount in the first quarter to rationalize the costs and reduced order flow of this business. Despite these reductions, we believe that we still offer a competitive, high-touch execution platform for our institutional clients and we continue to make markets in over-the-counter and pink sheet securities. We are in the process of diversifying our institutional brokerage business to offer interdealer broker services to our customers in equity and index options. We believe that this additional service will give us the ability to provide more diverse products and services to our institutional customers.

We have a very liquid balance sheet with no remaining intangible assets or long-term debt. We believe that the changes discussed above will not only give us greater financial flexibility to run our remaining businesses, but are designed to preserve or increase our capital and also give us the flexibility to enter new businesses and consider other opportunities as they arise in the financial services industry.

On April 16, 2010, our LaBranche Structured Products, LLC (“LSP”) and LaBranche Financial Services, LLC (“LFS”) subsidiaries submitted an application to FINRA to merge into one combined entity. In our opinion, the combined entity of LSP and LFS will enable us to more efficiently use our capital by aggregating their capital resources into one firm. A merger of these entities will also enable us to combine or eliminate personnel functions that would either be duplicated in the surviving entity or combine functions into more efficient and responsive roles to the needs of the business. In addition, the combined entity will be able to utilize and cross train compliance and other operational personnel to provide better services to the traders and customers of the combined entity. We will complete the merger as soon as reasonably practicable.

Regulation G Reconciliation of Non-GAAP Financial Measures

In evaluating the Company’s financial performance, management reviews results from continuing operations excluding non-operating items. Pro-forma earnings per share is a non-GAAP (generally accepted accounting principles) performance measure, but we believe that it is useful to assist investors in gaining an understanding of the trends and operating results for our continuing business. Pro-forma earnings per share should be viewed in addition to, and not in lieu of, our reported results under U.S. GAAP.

Commencing the first quarter of 2010, we are no longer adjusting our GAAP revenues to give pro forma effect to gains/losses in its NYX shares due to the fact that we sold approximately 2.0 million of its 3.1 million previously-owned NYX shares, leaving us with approximately 1.1 million NYX shares. Therefore, the adjustments that reflected the loss in our NYX shares that were made in our earnings release for the first quarter of 2009 have been removed from this Regulation G reconciliation of non-GAAP financial measures. In the earnings release for the first quarter of 2009, we had adjusted reported revenues by $29.7 million to reflect the loss in fair value of our NYX shares in that period. The $29.7 million adjustment was removed in this earnings release to enable the reader to compare similar measures in each period.

The following is a reconciliation of U.S. GAAP results from continuing operations to our pro-forma results from continuing operations for the periods presented:

	Three Months Ended March 31,
	2010			2009
	Amounts as reported	(1) Adjustments	Pro forma amounts	Amounts as reported	(1) Adjustments	Pro forma amounts
Revenues, net of interest expense, from continuing operations	$26,523	$—	$26,523	$(37,221)	$—	$(37,221)
Total expenses	30,342	(7,192)	23,150	17,986	—	17,986

(Loss) income before (benefit) provision for income taxes	(3,819)	7,192	3,373	(55,207)	—	(55,207)
(Benefit) provision for income taxes	(1,549)	2,877	1,328	(22,103)	—	(22,103)

(Loss) income from continuing operations	$(2,270)	$4,315	$2,045	$(33,104)	$—	$(33,104)

Basic per share	$(0.05)	$0.09	$0.04	$(0.57)	$—	$(0.57)
Diluted per share	$(0.05)	$0.09	$0.04	$(0.57)	$—	$(0.57)

(1)	Expense adjustment reflects the expense associated with early extinguishment of the Company’s debt in accounting period.

New Accounting Developments

See Note 2 to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding New Accounting Developments.

Critical Accounting Estimates

Financial Instruments

“Financial instruments owned, at fair value” and “Financial instruments sold, but not yet purchased, at fair value” are reported in our condensed consolidated financial statements, at fair value, on a recurring basis. Pursuant to ASC 820, the fair value of a financial instrument is defined as the amount that would be received to sell an asset or paid to transfer a liability, or the “exit price,” in an orderly transaction between market participants at the measurement date.

We have adopted Statement of Financial Accounting Standards, or ASC 820 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 outlines a fair value hierarchy that is used to determine the value to be reported. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under ASC 820 are as follows:

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

Non-Marketable Securities

The measurement of non-marketable securities is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies and limited liability company interests of service provider entities and therefore are included in other assets or financial instruments owned in the condensed consolidated statements of financial condition due to the nature of business in which we have an investment. Certain investments in non-marketable securities are initially carried at cost, unless there are third-party transactions evidencing a change in value. For certain other investments in non-marketable securities, we adjust their carrying value by applying the equity method of accounting pursuant to ASC 325. Under the equity method the investor recognizes its share of the earnings and losses of an investee in the periods for which they are reported by the investee in its financial statements. These assets included in other assets represent limited liability companies that are service providers and whose value is affected by nonfinancial components. In addition, if and when available, management considers other relevant factors relating to non-marketable securities in estimating their value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment—such as conversion features—among others.

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

We estimate and provide for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with ASC 450, “Accounting for Contingencies” and ASC 740, “Accounting for Uncertainty in Income Taxes.” Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part II, Item 1 of this Quarterly Report on Form 10-Q for information on our judicial, regulatory and arbitration proceedings.

Completed Purchases of Outstanding Indebtedness

As of March 31, 2010, we have no outstanding indebtedness. On February 15, 2010 (the “Redemption Date”), we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt. On the Redemption Date, all of our remaining note holders were paid 102.75% of the principal amount of their notes, plus accrued and unpaid interest thereon up to the Redemption Date, for an aggregate of $199.7 million. The redemption of our remaining debt, resulted in the reduction of our interest expense by approximately $21 million per year. On January 22, 2010, we satisfied and discharged the indenture governing our outstanding public debt by irrevocably depositing with U.S. Bank National Association (the Trustee for the indebtedness) cash in an amount sufficient to pay the full amount of the redemption price for the Senior Notes on the Redemption Date, together with irrevocable instructions from us directing U.S. Bank to apply such funds to the payment of the Senior Notes on the Redemption Date. Thus, as of January 22, 2010, we were no longer obligated or restricted under the indenture governing our public debt.

Stock Purchases and Completed Tender Offer

On January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and we repurchased an aggregate of 8,539,667 shares of common stock, at a price of $4.60 per share, for a total tender price of $39.3 million. The repurchase of the shares tendered, combined with the 10,937,769 shares previously repurchased by us pursuant to board-authorized plans, resulted in our repurchasing an aggregate of 19,498,836 shares of our common stock, constituting an aggregate of 31.2% of our shares that were outstanding before any repurchases were made under our repurchase programs.

George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President, tendered 500,000 shares of the 3,701,094 shares he beneficially owned (representing 0.9% of the outstanding shares) in the tender offer. Other than Mr. LaBranche, none of our directors and executive officers tendered any of their shares in the tender offer. Upon completion of the tender offer, we have approximately 42.9 million shares issued and outstanding. Following completion of the tender offer, we had approximately $60.6 million in board-authorized repurchases remaining under our repurchase program as of March 31, 2010. Repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

Results of Operations

Market-Making Segment Operating Results from Continuing Operations (without DMM Business Results)

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2010	2009

Revenues:
Net gain (loss) on trading	$27,570	$(33,118)	183.2%
Other	1,175	1,900	(38.2)

Total segment revenues	28,745	(31,218)	192.1
Inventory financing	5,083	5,635	(9.8)

Revenues, net of interest expense	23,662	(36,853)	164.2
Operating expenses	13,285	7,116	86.7

Income (loss) before taxes	$10,377	$(43,969)	123.6%

Revenues from our Market-Making segment from continuing operations consist primarily of net gains and losses resulting from our market-making activities in ETFs, options and futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as market-maker.

Net gain (loss) on trading represents trading gains net of trading losses and certain exchange imposed trading activity fees, where applicable, and are earned by us when we act as principal buying and selling stocks, rights, options, ETFs and futures as well as the aggregate gains/(losses) generated from other investments not derived specifically from market-making activities.

Other revenue at our Market-Making segment consists primarily of miscellaneous receipts not derived specifically from market-making activities.

Interest expense attributable to our Market-Making segment is the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs market-making operations.

Three Months Ended March 31, 2010 Compared to March 31, 2009

Net gain (loss) on trading increased mainly due to increases in net gain on principal transactions and the higher market value of our NYX shares. Principal transactions gains were mainly attributable to our options market-making and foreign currency trading activity. The options market-making business experienced a period of transition during the first quarter of 2009 which was due to turnover in senior management in our options market-making business. Net gain on the NYX investment is mainly the result of the unrealized gain on our NYX shares of $3.9 million which represents the increase in the fair value of the NYX shares since December 31, 2009. Comparatively, for the first quarter of 2009 the unrealized loss from the decrease in the fair value of the NYX shares was $27.4 million.

Other revenues decreased primarily as a result of reduced trading interest income and reduced dividend income from NYX shares due the sale of approximately two million shares of that position in the fourth quarter of 2009.

Inventory financing decreased primarily as a result of a decrease in our positions and lower rates relating to margin interest.

For a discussion of operating expenses see “Our Operating Expenses” below.

Market-Making Segment Operating results including Discontinued Operations

	For The Three Months Ended March 31,		Percentage Change
(000's omitted)	2010	2009

Revenues:
Net gain (loss) on trading	$27,764	$(31,152)	189.1%
Commissions	1,622	8,298	(80.5)
Other	1,218	1,906	(36.1)

Total segment revenues	30,604	(20,948)	246.1
Inventory financing	5,083	5,634	(9.8)

Revenues, net of interest expense	25,521	(26,582)	196.0
Operating expenses	16,033	11,793	36.0

Income (loss) before taxes	$9,488	$(38,375)	124.7%

Net gain (loss) on trading changed from a loss in the first quarter of 2009 to a gain in the first quarter of 2010, mainly due to increases in net gain on principal transactions and the market value of our NYX shares. Principal transaction gains were mainly attributable to our options market-making and foreign currency trading activity. The options market-making business experienced a period of transition during the first quarter of 2009 which was due to turnover in senior management in our options market-making business. Principal transactions related to our DMM business resulted in a gain of $2.3 million, for the first quarter of 2009 compared to a gain of $0.2 million during the first quarter of 2010 through January 22, 2010 when we sold LaBranche & Co. LLC on January 22, 2010. Net gain on NYX investment is mainly the result of the unrealized gain on our NYX shares of $3.9 million which represents the increase in the fair value of the NYX shares since December 31, 2009. Comparatively, for the first quarter of 2009 the unrealized loss from the decrease in the fair value of the NYX shares was $27.4 million.

Commission and other fees revenue during the first quarter of 2010 decreased by $9.3 compared to the first quarter of 2009 as the result of the sale of the DMM business.

Other revenues decreased primarily as a result of reduced trading interest income and reduced dividend income from NYX shares due the sale of approximately 2 million shares of that position.

Inventory financing decreased primarily as a result of a decrease in our positions and lower rates relating to margin interest.

For a discussion of operating expenses see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2010	2009

Revenues:
Net loss on trading	$(68)	$(2,433)	97.2%
Commissions and other fees	5,337	7,889	(32.3)
Other	126	89	41.6

Total segment revenues	5,395	5,545	(2.7)
Inventory financing	—	2	(100.0)

Revenues, net of interest expense	5,395	5,543	(2.7)
Operating expenses	8,714	7,634	14.1

Loss before taxes	$(3,319)	$(2,091)	58.7%

Our Institutional Brokerage segment’s commission revenue includes commissions generated by our sales trading desk, professional traders and the loan sales and trading agency business in each period.

Net loss on trading reflects the aggregated gains and losses generated from our investments in NYX shares, in 2009, as well as proprietary trading losses. In December 2009, LFS sold the remaining portion of its NYX shares.

Three Months Ended March 31, 2010 Compared to March 31, 2009

Net loss on trading, in 2009, is primarily related to a decrease in the share price of NYX stock.

Commission revenues decreased primarily as a result of a decline in trading volumes in the institutional execution market and a decrease in the institutional trading desk customer base and reduction in personnel at our institutional trading desk.

For a discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2010	2009

Other	$105	$(248)	142.5%

Total segment revenues	105	(248)	142.5
Fixed interest on debt	2,639	5,664	(53.4)

Revenues, net of interest expense	(2,534)	(5,912)	57.1

Early extinguishment of debt	7,192	—	100.0
Operating expenses	1,151	3,235	(64.4)

Loss before taxes	$(10,877)	$(9,147)	18.9%

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

Interest expense mainly relates to the effective yield on our public debt inclusive of our debt issuance costs. As noted, on February 15, 2010, we redeemed all of the 2012 Notes and which eliminated the fixed interest on public debt of approximately $21 million per year. The fixed interest on debt of $2.6 million in the three months ended March 31, 2010 represents the interest we paid on our outstanding debt in the first quarter of 2010 until the debt was redeemed in February 2010.

Operating expenses mainly relate to finance, accounting, tax, legal, treasury and human resource expenditures as well as related insurance and corporate governance costs and fees.

Three Months Ended March 31, 2010 Compared to March 31, 2009

Other revenues increased primarily as a result of an increase in the market value of our non-marketable investments.

Interest expense decreased primarily due to the redemption and repurchase of our outstanding debt.

For a discussion of operating expenses see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2010	2009

Expenses:
Employee compensation and related benefits	$11,493	$6,050	90.0%
Exchange, clearing, brokerage and license fees	4,944	4,808	2.8
Depreciation and amortization	488	943	(48.3)

Extinguishment of debt	7,192	—	100.0
Other operating expenses	6,225	6,185	0.6

Total expenses before taxes	30,342	17,986	68.7

Benefit for income taxes	$(1,549)	$(22,103)	(93.0)%

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

Three Months Ended March 31, 2010 Compared to March 31, 2009

Employee compensation and related benefits increased as a result of our incentive and bonus compensation being higher based on increased trading results.

Depreciation and amortization of intangibles decreased as a result of the reduction of capitalizable assets due to the sale of the DMM business.

Extinguishment of debt relates to costs associated with the redemption and cancellation of our remaining outstanding public indebtedness.

The first quarter included several significant events for the company that has materially changed our financial footprint. As a result of these actions, there are many changes to our financial results quarter over quarter and year over year contained in the information we are reporting. The public note interest expense of $2.6 million in the first quarter of 2010 and $5.7 million in the first quarter of 2009 is included in other segment operating results as an offset to revenues. As noted, the debt was fully redeemed on February 15, 2010 and we have no interest payments on public debt going forward. Operating expenses reported above for the quarter includes the costs related to the early extinguishment of the debt of $7.2 million. Also included in operating expenses are one-time charges reported in the employee compensation and related benefits for severance of $1.4 million related to the restructuring of the domestic broker-dealer businesses. Included in tax benefits is a $.9 million charge for income taxes from continuing operations which is comprised of the netting of a deferred tax valuation charge partially offset by a reduction to contingent liabilities due to the conclusion of an examination cycle.

Liquidity and Capital Resources

As of March 31, 2010, we had $2,596 million in assets, of which $96.7 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within 30 days and cash and securities segregated under federal regulations. This compares with $3,780 million in assets at December 31, 2009, of which $188.5 million consisted of cash and short–term investments. To date, we have financed our operations primarily with cash flows from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, due to the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

At March 31, 2010, our net cash capital position was $34.8 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, statement of financial condition composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $73.7 million.

	($ millions)
	3/31/2010	3/31/2009
Cash Capital Available:
Stockholders’ equity	$279.5	$405.6
Long term debt > 1 year	—	199.3
Other holding company liabilities	36.4	30.5

Total cash capital available	$315.9	$635.4

Cash Capital Required:
Regulatory capital (1)	$1.7	$74.3
Working capital	148.7	160.9
NYX shares	33.3	56.1
Illiquid assets/long-term investments	61.4	163.3
Subsidiary intercompany (2)	36.0	64.3

Total Cash Capital Required	$281.1	$518.9

Net Cash Capital (1)	$34.8	$116.5

(1)	Included in Net Cash Capital is short term receivables from leverage loan transactions due within a 21 day period.
(2)	Intercompany transfers are demand notes and are not considered regulatory capital of subsidiaries.

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

During 2009, our holding company increased intercompany loans to the market making segment in order to reduce our inventory financing costs and made additional repurchases of our outstanding common stock. These expenditures represent a major portion of the decrease in available cash at the holding company from March 31, 2009 to March 31, 2010. The intercompany market-making loans were fully repaid to our holding company on January 20, 2010.

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

	($ millions)
	3/31/2010	3/31/2009
Market Making	$153,479	$275,297
Institutional Brokerage	14,412	28,843

Net Trading Equity	167,891	304,140
Holding company cash	34,838	116,541
NYX position	33,322	56,117

Net liquid assets	$236,051	$476,798

The decrease in net liquid assets of $240.7 million from $476.8 million at March 31, 2009 to $236.1 million at March 31, 2010 is mainly due to the repurchase of the public debt for $199.7 million and stock repurchases during this period of $61.5 million less the proceeds from the DMM asset sale of $25 million.

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in the short-term to generate cash to meet debt maturities or other business needs. More precisely, as of March 31, 2010, we have identified the following alternative funding measures to support future business needs, including any stock repurchases that we may determine to execute of the $60 million remaining under our board-approved repurchase plan:

1.	Collect intercompany loan balances;

2.	Reduction of excess capital at LaBranche & Co. LLC to only required NLA (i.e., declare and pay a dividend to the holding company of excess NLA);

3.	Our NYX shares, as previously discussed, can be either sold or held as qualifying regulatory capital;

4.	Liquidation of available net invested capital at certain subsidiaries.

Alternative Funding Measures
($ millions)
Net cash capital	34.8
NYX shares (2)	33.3
Tax refund	9.7
Intercompany advance	$15.0
Excess regulatory capital at subsidiaries (1)	17.0
Other investments (3)	$2.2

Total cash available from alternative funding measures	$112.0

(1)	Subject to regulatory approval prior to distribution to the holding company.
(2)	Based on NYX price of $29.61 per share on March 31, 2010.
(3)	After tax proceeds of hedge fund investments.

On February 15, 2010 (the “Redemption Date”), we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt. On the Redemption Date, all of our remaining note holders were paid 102.75% of the principal amount of their notes, plus accrued and unpaid interest thereon up to the Redemption Date. Therefore, as of February 15, 2010, we have no remaining outstanding public debt, resulting in a reduction of our interest expense by approximately $21 million per year. On January 22, 2010, we satisfied and discharged the indenture governing our outstanding public debt by irrevocably depositing with U.S. Bank National Association (the Trustee for the indebtedness) cash in an amount sufficient to pay the full amount of the redemption price for the Senior Notes on the Redemption Date, together with irrevocable instructions from us directing U.S. Bank to apply such funds to the payment of the Senior Notes on the Redemption Date. Thus, as of January 22, 2010, we were no longer obligated or restricted under the indenture governing our public debt

Our “Other liabilities” of $0.1 million reflected on the accompanying March 31, 2010 condensed consolidated statement of financial condition are principally comprised of uncertain tax positions pursuant to ASC 740. We reduced our tax contingency reserve by $12.3 million in the first quarter due to the sale of the DMM assets and the conclusion of a tax audit cycle. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

On January 29, 2010, we commenced a cash tender offer to purchase up to 15 million shares of our outstanding common stock at a price of $4.60 per share. The tender offer expired on March 1, 2010 at 5:00 p.m., New York City time. In accordance with the terms and conditions of the tender offer, we purchased 8,539,667 shares of our common stock at a price of $4.60 per share, for a total cost of approximately $39.3 million (excluding fees and expenses relating to the tender offer). Thus, the number of shares we purchased in the tender offer represented approximately 16.6% of our outstanding common stock, since we had 51,487,523 shares outstanding prior to the commencement of the tender offer (following all prior purchases made by us under the prior repurchase program). After the tender offer was completed, approximately 42.9 million shares of our common stock remained outstanding. As of March 31, 2010, we had approximately $60.6 million in board-authorized repurchases remaining under our repurchase program. Repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

Regulated Subsidiaries

As a registered broker-dealer and NYSE Amex member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE/Amex (through FINRA). LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. As of March 31, 2010 and December 31, 2009, LSP’s net capital, as defined, was $46.8 million and $85.7 million, respectively, which exceeded minimum requirements by $46.2 million and $82.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.23 to 1 and .51 to 1, respectively.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of March 31, 2010 and December 31, 2009, LFS’ net capital, as defined, was $7.5 million and $26.1 million, respectively, which exceeded minimum requirements by $6.5 million and $25.1 million, respectively. In January 2010, LFS distributed $15 million to LaBranche & Co Inc. in the form of a dividend.

LFS is also subject to SEC Rule 15c3-3 because it maintains a soft dollar program that may result in credit balances to such clients. To comply with its March 31, 2010 requirement, cash and U.S. Treasury Bills in the amount of $1.3 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.1 million. To comply with its December 31, 2009 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.5 million.

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

On April 16, 2010, our LaBranche Structured Products, LLC (“LSP”) and LaBranche Financial Services, LLC (“LFS”) subsidiaries submitted an application to FINRA to merge into one combined entity. In our opinion, the combined entity of LSP and LFS will enable us to more efficiently use our capital by aggregating their capital resources into one firm. As of March 31, 2010, the date of their most recent FOCUS reports, LFS had net capital of $7.5 million and excess net capital of $6.5 million, and LSP had net capital of $46.8 million and excess net capital of $46.1 million. The overall businesses to be conducted by the combined entity is not expected to be materially different than their operations as separate entities and as approved in the FINRA memberships to which each of LSP and LFS currently is a party. We will complete the merger as soon as reasonably practicable.

Following the sale of our DMM operations on January 22, 2010, as a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of March 31, 2010 and December 31, 2009, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $10.2 million and $91.9 million, respectively, which exceeded the minimum requirements by $10.1 million and $90.9 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0.03 to 1 and 0.02 to 1.

The NYSE generally requires its market-maker firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own NLA position requirement. As of December 31, 2009, LaBranche & Co. LLC’s NYSE minimum required dollar amount of NLA, as defined, was $70.2 million, and its actual NLA, as defined, was $85.3 million. LaBranche & Co. LLC thus satisfied its NLA requirement as of that date. Subsequent to the sale of our DMM business on January 22, 2010, we will no longer have an NLA requirement going forward.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, the NYSE/Amex and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/ 15 of aggregate indebtedness, as defined. As of March 31, 2010 and December 31, 2009, LSPD’s net capital, as defined, was $0.3 million and $2.4 million, respectively, which exceeded its minimum requirement by $0.3 million and $2.4 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on both dates was .01 to 1.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, our capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of March 31, 2010 Tier 1 capital, as defined, was $46.7 million which exceeded the total variable capital requirement by $5.2 million. As of December 31, 2009 Tier 1 capital, as defined, was $49.6 million which exceeded the total variable capital requirement by $3.2 million.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at March 31, 2010 and December 31, 2009) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at March 31, 2010 and December 31, 2009) or the variable required liquid capital as defined in the FRR. We monitor our compliance with the requirements of the FRR on a daily basis. As of March 31, 2010, LSPH’s liquid capital, as defined was $0.6 million, which exceeded its minimum requirements by $0.3 million. As of December 31, 2009, LSPH’s liquid capital, as defined was $0.4 million, which exceeded its minimum requirements by $0.1 million. In January and August 2009, LSPH received $1 million and $0.6 million, respectively, of share capital from its parent to increase our regulatory capital above the minimum requirement.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and NLA, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the NYSE/Amex and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. We believe we have adequate resources to provide for all required capital in all jurisdictions and maintains sufficient excess capital for growth and other corporate activities, as necessary.

Cash Flows

Our cash and cash equivalents decreased $91.4 million to $95.3 million during the three months ended March 31, 2010. The decrease was primarily attributable to cash used for financing activities of $189.3 million for repayment of debt and the related debt servicing costs for the call opportunity of $5.2 million costs, $39.8 million for the purchase of treasury stock to cash used for investing activities, $0.1 million each for capital asset additions and the purchase of exchange memberships and $0.5 million net decrease for the effect of exchange rate changes. This was offset by aggregate cash provided by operations of $143.6 million, which is comprised of income from continuing operations of $1.9 million offset by a loss from continuing operations of $.5 million, a decrease in continuing operations working capital of $110.2 million mainly from the DMM operations and by cash provided from sale of the DMM assets of $32.0 million.

Credit Ratings

Our senior notes were originally sold in private sales to institutional investors on May 18, 2004, and substantially all these senior notes were subsequently exchanged for substantially identical senior notes registered under the Securities Act of 1933, as amended, pursuant to the terms of our May 2004 debt refinancing.

In September 2007, Moody’s Investor Services changed its credit rating of our outstanding senior notes from B1 to B2, which continued to be our rating at December 31, 2009, but continued a stable outlook due to our high quality balance sheet and improved liquidity.

On January 14, 2010, Moody’s evaluated us following the debt redemption announcement and continued the outstanding senior note rating at B2, but changed the outlook from stable to positive based upon the increasing quality of our balance sheet and improved liquidity due to the 2012 Note redemption, sale of the DMM business and decreased working capital requirements going forward.

In August 2008, we determined that only one rating agency was necessary to provide a rating for the outstanding senior notes. As such, we terminated our relationship for credit rating services from Standard & Poor’s Investor Services. We still engage the credit rating services from Moody’s but this ongoing relationship will be evaluated as a result of our redemption of the 2010 Notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first three months of 2010, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2009, as described in our 2009 Form 10-K.

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

We enter into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter options, and swaps. Derivative transactions are entered into for trading purposes. Our derivatives trading activities exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets

Our traders purchase and sell futures, options, the stocks underlying certain ETF and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs market-making activities are responsible for monitoring these risks. These managers utilize proprietary and third-party software applications, as well as information received directly from the traders, to monitor market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue to senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Our options, futures and ETFs trading is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, which reduces potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options, futures and ETFs in our market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$(12,721)	$(1,861)	$0	$(574)	$(11,567)
March 31, 2010	$(43,373)	$(7,585)	$0	$4,039	$12,336

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$1,328	$443	$(443)	$(1,328)
March 31, 2010	$13,953	$4,651	$(4,651)	$(13,953)

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

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of March 31, 2010, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business. In the fourth quarter of 2009 and the first quarter of 2010, we sold approximately 2.0 million of our 3.1 million previously-owned NYX shares, leaving us with a position of approximately 1.1 million NYX shares.

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

We systematically monitor our open transaction risk in connection with our institutional brokerage activities, starting when the transaction occurs and continuing until the designated settlement date. Transactions that remain unsettled after settlement date are scrutinized and necessary action to reduce risk is taken. Credit risk that could result from contra brokers defaulting is minimized since much of the settlement risk for transactions with brokers is essentially transferred to the National Stock Clearing Corporation. The credit risk associated with institutional customers is minimized since these customers have been qualified by the Depository Trust Company (“DTC”) or the DTC participants or have met the prime broker qualification standards at other brokerage firms. Before conducting business with a prospective customer, senior management that oversees our institutional brokerage operations, in conjunction with the related compliance department, reviews the prospective customer’s experience in the securities industry, financial condition and personal background, including a background check with a risk reporting agency, although some of this responsibility now is undertaken by our outsourced clearing firm.

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$(332)	$(111)	$0	$111	$332
March 31, 2010	$(263)	$(87)	$0	$87	$263

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

Floor Captains. Prior to the sale of our DMM business, we employed three floor captains who monitored the activities of our cash equities DMMs throughout the trading day from various positions at our trading posts. In addition, the floor captains were readily available to assist our DMMs in determining when to deviate from procedures and guidelines in reacting to any unusual situations or market conditions. The floor captains reported these unusual situations and any deviations from these procedures and guidelines to their respective post managers.

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

Prior to the sale of our DMM business, our equity DMM trading activities were subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may have incurred trading losses or gains in our DMM stocks for a variety of reasons, including price fluctuations of our DMM stocks and fulfillment of our DMM obligations. Quantification of such losses or gains were not meaningful as standard market studies do not capture our DMM obligations. From time to time, we may have had large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities were marked-to-market on a daily basis, any significant price movement in these securities could result in an immediate reduction of our revenues and operating profits.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings since the March 16, 2010 filing of the 2009 Form 10-K, except as follows:

In re NYSE Specialists Securities Litigation. On or about March 31, 2010, CalPERS and the NYSE submitted a stipulation of settlement to the Court, not involving any money payment by the NYSE to CalPERS. On April 2, the Court approved this settlement, and on April 6, 2010 the Court entered a final judgment dismissing CalPERS’s claims against the NYSE with prejudice.

We believe that the claims asserted against us by the plaintiffs in the pending proceedings described in the 2009 Form 10-K and above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2009 Form 10-K and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the 2009 Form 10-K, which could materially affect our business, financial condition or future results. There have been no material changes in the Risk Factors disclosed in our 2009 Form 10-K. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2010, the date we completed the sale of our DMM business, our Board of Directors authorized the increase of the share repurchase program by $76.6 million to a total of $141.6 million. This increase left us with $100 million of common stock to be repurchased under our board-authorized share repurchase program.

On January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and we repurchased an aggregate of 8,539,667 shares of common stock at a price of $4.60 per share, for a total tender price of $39.3 million, constituting the purchase of an aggregate of 16.6% of our shares. George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President, tendered 500,000 shares of the 3,701,094 shares he beneficially owned (representing 0.9% of the outstanding shares) in the tender offer. Other than Mr. LaBranche, none of our directors and executive officers tendered any of their shares in the tender offer. The table of repurchases made by us in the first quarter of 2010 below includes the shares we repurchased in the tender offer.

In addition to the tender offer, we repurchased an aggregate of 32,200 shares in open-market transactions under our repurchase program during the first quarter of 2010, at a total cost of approximately $0.2 million, as set forth by month and average price paid in the table below.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2010	10,800	$3.99	10,800	(1)
February 1 – February 28, 2010	—	—	—	(1)
March 1 – March 31, 2010	8,561,067	4.64	8,561,067	(1)

Total	8,571,867	$4.64	8,571,867	(1)

(1)	Since board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

Following these repurchases, as well our previous quarters’ repurchases of our shares under the repurchase plan, we have repurchased approximately $81 million of our common stock under the repurchase plan through March 31, 2010.

The repurchase of the 8,539,667 shares in the tender offer, combined with the 10,959,169 shares repurchased by us pursuant to Board-authorized purchases over the past 24 months, have resulted in our repurchasing an aggregate of 19,498,836 shares of our common stock under board-authorized repurchase plans. These repurchases constitute an aggregate of 31.5% of our outstanding shares of common stock to date under our board-authorized repurchase programs.

Following these repurchases approximately $60.6 million of our common stock remained authorized for purchase under our current repurchase plan as of March 31, 2010. Additional repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

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

Item 6.	Exhibits.

10.1	Asset Purchase Agreement by and among Barclays Capital Inc., LaBranche & Co. LLC, and LaBranche & Co Inc., dated as of January 13, 2010.

10.2	Amendment Agreement, dated as of January 22, 2010, to the Asset Purchase Agreement by and among Barclays Capital Inc. LaBranche & Co Inc. and LaBranche & Co. LLC.

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2010	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief
Financial Officer

EXHIBIT INDEX

Exhibit No. Description of Exhibit

10.1	Asset Purchase Agreement by and among Barclays Capital Inc., LaBranche & Co. LLC, and LaBranche & Co Inc., dated as of January 13, 2010.

10.2	Amendment Agreement, dated as of January 22, 2010, to the Asset Purchase Agreement by and among Barclays Capital Inc. LaBranche & Co Inc. and LaBranche & Co. LLC.

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.