Form 10-Q
period 2010-06-30
LABRANCHE & CO INC
filed 2010-08-09
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2010 was 42,029,498.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009 (1)	2010	2009 (1)
REVENUES:
Net (loss) gain on trading	$(4,772)	$40,344	$22,905	$4,561
Commissions and other fees	3,648	7,850	8,986	15,739
Trading interest	549	1,095	1,028	1,979
Other	(1,724)	883	(982)	1,972

Total revenues	(2,299)	50,172	31,937	24,251

Interest expense:
Debt	—	5,393	2,639	11,057
Inventory financing	4,182	5,454	9,265	11,090

Total interest expense	4,182	10,847	11,904	22,147

Revenues, net of interest expense	(6,481)	39,325	(20,033)	2,104

EXPENSES:
Employee compensation and related benefits	5,059	10,744	16,553	16,794
Exchange, clearing and brokerage fees	5,364	11,178	10,308	15,987
Depreciation and amortization	484	981	972	1,924
Legal and professional fees	851	601	1,771	1,234
Communications	2,529	2,482	5,145	4,546
Occupancy	968	655	1,874	1,348
Early extinguishment of debt	—	(1,038)	7,192	(1,038)
Other	1,911	2,471	3,697	5,826

Total expenses	17,166	28,074	47,512	46,621

(Loss) gain from continuing operations before (benefit) provision for income taxes	(23,647)	11,251	(27,479)	(44,517)
(Benefit) provision for income taxes	(8,545)	3,675	(10,094)	(18,428)

(Loss) gain from continuing operations	(15,102)	7,576	(17,385)	(26,089)

Discontinued operations:
Income (loss) from operations of discontinued unit	—	9,178	(352)	15,340
Provision (benefit) for income taxes	—	3,441	(4,019)	5,678

Income from discontinued operations	—	5,737	3,667	9,662

Net (loss) income	$(15,102)	$13,313	$(13,718)	$(16,427)

Weighted-average common shares outstanding:
Basic	42,677	55,394	45,592	56,883
Diluted	42,677	55,536	45,592	56,883

Basic net (loss) income per common share:
Continuing operations	$(0.35)	$0.14	$(0.38)	$(0.46)
Discontinued operations (1)	$—	$0.10	$0.08	$0.17

Total operations	$(0.35)	$0.24	$(0.30)	$(0.29)

Diluted net (loss) income per common share:
Continuing operations	$(0.35)	$0.14	$(0.38)	$(0.46)
Discontinued operations (1)	$—	$0.10	$0.08	$0.17

Total operations	$(0.35)	$0.24	$(0.30)	$(0.29)

(1)	In accordance with Financial Accounting Standards Board Accounting Standards the results of the DMM business have been reclassified as a discontinued operation for all periods presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	June 30, 2010	December 31, 2009 (1)

	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$166,529	$186,737
Cash and securities segregated under federal regulations	1,727	1,727
Receivable from brokers, dealers and clearing organizations	139,236	51,984
Receivable from customers	—	42,790

Financial instruments owned, at fair value	1,408,166	3,318,693
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $9,736 and $8,777, respectively	10,858	11,680
Held for sale	—	32,748
Deferred tax assets	33,113	25,457
Income tax receivable	1,482	12,208
Other assets	8,101	17,808

Total assets	$1,769,212	$3,701,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$114,184	$615,245
Payable to customers	34	43,515
Financial instruments sold, but not yet purchased, at fair value	1,378,476	2,489,871
Accrued compensation	3,935	9,431
Accounts payable and other accrued expenses	8,158	14,815
Deferred rent expense and credit	2,591	2,711
Other liabilities	5	12,945
Income tax payable	583	1,968
Held for sale	—	749
Short-term debt	—	189,323

Total liabilities	1,507,966	3,380,573

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 62,654,430 shares issued, 42,511,727 shares outstanding at June 30, 2010 and 62,397,795 shares issued, 51,470,826 shares outstanding at December 31, 2009	627	624

Treasury stock, at cost, 20,142,703 and 10,926,969 at June 30, 2010 and December 31, 2009, respectively	(84,388)	(41,569)
Additional paid-in capital	700,507	700,738
Accumulated deficit	(348,309)	(334,591)
Accumulated other comprehensive loss	(7,191)	(3,943)

Total stockholders’ equity	261,246	321,259

Total liabilities and stockholders’ equity	$1,769,212	$3,701,832

(1)	Certain of the Company’s December 31, 2009 balances have been adjusted to conform to the presentation in the current period. Counterparty netting agreements were applied to derivative contracts for financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value. This adjustment did not affect stockholders’ equity or earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(000’s omitted)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCES, December 31, 2008	58,197	$620	$(16,369)	$702,475	$(236,771)	$(7,105)	$442,850

Net loss	—	—	—	—	(97,820)	—	(97,820)
Other comprehensive loss:
Cumulative translation, adjustment net of taxes	—	—	—	—	—	3,162	3,162

Comprehensive loss							(94,658)

Purchase of treasury stock	(7,112)	—	(25,200)	—	—	—	(25,200)
Issuance of restricted stock, shares for option exercises and related compensation	386	4	—	(1,737)	—	—	(1,733)

BALANCES, December 31, 2009	51,471	$624	$(41,569)	$700,738	$(334,591)	$(3,943)	$321,259

Net loss	—	—	—	—	(13,718)	—	(13,718)
Other comprehensive loss:
Cumulative translation, adjustment net of taxes	—	—	—	—	—	(3,248)	(3,248)

Comprehensive loss							(16,966)

Purchase of treasury stock	(9,216)	—	(42,819)	—	—	—	(42,819)
Issuance of restricted stock, shares for option exercises and related compensation	257	3	—	(231)	—	—	(228)

BALANCES, June 30, 2010, unaudited	42,512	$627	$(84,388)	$700,507	$(348,309)	$(7,191)	$261,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Six Months Ended June 30,
	2010	2009 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(17,385)	$(26,089)
Income from discontinued operations, net of tax	3,667	9,662

Net loss	(13,718)	(16,427)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	980	1,955
Amortization of debt issuance costs and bond discount	2,058	363
Early extinguishment of debt	5,228	(1,038)
Share-based compensation expense	(273)	(2,970)
Deferred tax benefit	(6,413)	(5,528)
Deferred rent expense and credit	(120)	(120)
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	—	49
Receivable from brokers, dealers and clearing organizations	(87,861)	38,391
Receivable from customers	42,790	(2,319)
Financial instruments owned, at fair value	1,892,726	566,956
Income tax receivable	10,726	(5,972)
Other assets	7,766	11,733
Payable to brokers, dealers and clearing organizations	(492,148)	320,715
Payable to customers	(43,481)	2,309
Financial instruments sold, but not yet purchased, at fair value	(1,102,490)	(894,400)
Accrued compensation	(5,392)	(71,108)
Accounts payable and other accrued expenses	(6,623)	(9,260)
Other liabilities	(12,940)	(262)
Income tax payable	(1,110)	(9,602)

Net cash provided by (used in) operating activities of continuing operations	189,705	(76,535)
Net cash provided by (used in) operating activities of discontinued operations	31,999	(4,560)

Net cash provided by (used in) operating activities	221,704	(81,095)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(174)	(1,061)
Payments for purchases of exchange memberships	(125)	—

Net cash used in investing activities of continuing operations	(299)	(1,061)

Net cash used in investing activities	(299)	(1,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of short-term debt	(189,323)	(10,000)
Discount (premium) on early extinguishment of debt	(5,228)	900
Purchases of treasury stock	(42,819)	(19,162)

Net cash used in financing activities of continuing operations	(237,370)	(28,262)

Net cash used in financing activities	(237,370)	(28,262)

Effect of exchange rate changes on cash and cash equivalents	(4,243)	1,222
Decrease in cash and cash equivalents	$(20,208)	$(109,196)
CASH AND CASH EQUIVALENTS, beginning of period	186,737	304,179

CASH AND CASH EQUIVALENTS, end of period	$166,529	$194,983

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$14,675	$21,564
Income taxes	$977	$8,518

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

On June 14, 2010, the Company exchanged its CBOE memberships with an adjusted basis of $0.7 million for 160,000 shares of CBOE, Inc. common stock valued at $4.7 million. The Company recognized a $4.0 million gain from the exchange of the assets, which was a non-cash transaction.

(1)	Certain of the Company’s June 30, 2009 balances have been adjusted to conform to the presentation in the current period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The condensed consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LaBranche & Co. LLC (“LaBranche LLC”), a New York limited liability company, LaBranche Financial Services, LLC, a New York limited liability company (“LFS”), LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche LLC and LFS, the 100% stockholder of LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”), and LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD” and collectively with the Holding Company, LaBranche LLC, LFS, LSHI, LABDR, BV, LSP, LSPS, LSPE, LSPD and LSPH, the “Company”). All material inter-company transactions have been eliminated in consolidation.

LSP is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that operates as a market-maker in options and Exchange Traded Funds (“ETFs”), engages in hedging activities related to its market-making operations and conducts principal trading activities in options, ETFs, structured notes, foreign currency securities and futures. LFS is a registered broker-dealer, FINRA member and a member of the New York Stock Exchange (“NYSE”) and other exchanges and primarily provides securities execution and brokerage services to institutional investors and professional traders, and is a market maker in over-the-counter, bulletin board and pink sheet securities. LSPS is a non-registered proprietary trading company that currently is inactive. It is anticipated that the Company will move some of its non-broker-dealer proprietary trading operations into LSPS, in the third quarter of 2010. LaBranche LLC is a registered broker-dealer that, until January 22, 2010, operated primarily as a Designated Market Maker (“DMM”) in equity securities and rights listed on the NYSE. On January 22, 2010, the Company sold its DMM business to Barclays Capital, Inc., a division of Barclays Bank Plc (“Barclays”). LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is a registered broker-dealer and FINRA member firm that is primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. BV ceased operations on June 30, 2007 and is currently inactive.

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

Basis of Presentation – Sale of the DMM Business of LaBranche LLC

On January 22, 2010, LaBranche LLC completed the sale of its DMM pursuant to an agreement dated January 13, 2010 and as amended January 22, 2010 by and among LaBranche LLC and Barclays.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, the assets and liabilities of the DMM business of LaBranche LLC have been reclassified as held for sale in the consolidated statements of financial condition and its results have been reclassified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits held in banks, highly liquid investments with original maturities of 90 days or less and currency positions that are being held in the prime brokerage account at the Company’s clearing broker for its market-making operations. Certain portions of these balances are used to meet regulatory requirements (see Note 5).

Use of Estimates

Generally Accepted Accounting Principles (“GAAP”) requires management to make certain estimates and assumptions. In addition to the estimates we make in connection with fair value measurements, the use of estimates and assumptions is also important in determining provisions for potential losses that may arise from litigation and regulatory proceedings and tax audits. Actual results could differ from these estimates.

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

New Accounting Developments

Fair Value Measurements

On January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis as well as the reason for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. At this time the Company is evaluating the implications of the amendment to ASC 820 and the impact to the financial statements.

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

Transfers of Financial Assets

ASC 860, “Transfers and Servicing,” removes the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying to variable interest entities that are QSPEs. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009, and is effective for the Company’s fiscal year beginning January 1, 2010. The Company adopted this pronouncement during the first quarter of 2010, and the adoption had no impact on the Company’s financial position or results of operations.

Consolidation of Variable Interest Entities

ASC 810-10-25-38, “Consolidation,” amends the consolidation guidance for variable-interest entities (“VIE”) and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity has the power to direct matters that most significantly impact the activities of the VIE, and had the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810 is effective for the Company’s fiscal year beginning January 1, 2010. The Company adopted this pronouncement during the first quarter of 2010, and the adoption had no impact on the Company’s financial position or results of operations.

3.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial information as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S.GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of June 30, 2010 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “2009 10-K”). Results for the three and six months ended June 30, 2010 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

4.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” and “Accounting for Uncertainty in Income Taxes. This statement requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities and net operating loss carry-forwards. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that are expected to be in effect when such differences reverse.

The Company’s tax contingency reserve remains unchanged for the quarter ended June 30, 2010. The Company has a tax valuation allowance of $3.6 million for state and local net operating losses established in the first quarter of 2010 which remains in the net deferred tax asset balance. The tax expense for the six month period ended June 30, 2010, includes a $900,000 charge for income taxes from continuing operations which is comprised of the netting of a deferred tax valuation charge partially offset by a reduction to contingent liabilities due to the conclusion of an examination cycle. The discontinued operations current and deferred taxes included an additional tax benefit of $3.8 million related to adjustments mainly for assets sold with the DMM business in the first quarter of 2010.

The components of the (benefit) for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Current income taxes:
Federal	$—	$1,865	$(6,826)	$(8,238)
Foreign	69	1,448	720	2,522
State and local	505	1,779	1,457	(519)

Total current	574	5,092	(4,649)	(6,235)

Deferred income taxes:
Federal	(7,537)	3,336	(4,909)	(3,471)
State and local	(1,582)	(1,312)	(4,555)	(3,044)

Total deferred	(9,119)	2,024	(9,464)	(6,515)

Total (benefit) provision for income taxes	$(8,545)	$7,116	$(14,113)	$(12,750)

Current income taxes: Continuing Operations
Federal	$—	$77	$(1,885)	$(10,397)
Foreign	69	1,448	720	2,522
State and local	505	1,566	686	(827)

Total current	574	3,091	(479)	(8,702)

Deferred income taxes:
Federal	(7,537)	2,171	(5,031)	(6,067)
State and local	(1,582)	(1,587)	(4,584)	(3,659)

Total deferred	(9,119)	584	(9,615)	(9,726)

Total (benefit) provision for income taxes	$(8,545)	$3,675	$(10,094)	$(18,428)

Current income taxes: Discontinued Operations
Federal	$—	$1,788	$(4,941)	$2,159
State and local	—	213	771	308

Total current	—	2,001	(4,170)	2,467

Deferred income taxes:
Federal	—	1,165	122	2,596
State and local	—	275	29	615

Total deferred	—	1,440	151	3,211

Total provision (benefit) for income taxes	$—	$3,441	$(4,019)	$5,678

The foreign taxes represent taxes payable to the United Kingdom for LSPE, which is the single member private equity company in the UK that has been considered a “controlled foreign corporation” since January 1, 2008.

The Company filed a refund claim to carry back tax losses from 2009 to 2008 and prior years in the amount of $9.7 million of which $9.0 million was received in April 2010 and the balance in May 2010.

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

As a registered broker-dealer and FINRA member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. As of June 30, 2010 and December 31, 2009, LSP’s net capital, as defined, was $38.3 million and $85.7 million, respectively, which exceeded minimum requirements by $37.8 million and $82.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.19 to 1 and 0.51 to 1, respectively. The net capital reduction is mainly attributable to trading losses and increased regulatory capital charges on gross foreign currency positions which will be decreased in future periods. In July 2010, LSP distributed $10 million to LaBranche Structured Holdings, Inc. in the form of a dividend. A component of the net capital reduction was regulatory capital charges on gross foreign currency positions which will be decreased in future periods.

As a registered broker-dealer and member firm of the NYSE and FINRA, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of June 30, 2010 and December 31, 2009, LFS’ net capital, as defined, was $6.9 million and $26.1 million, respectively, which exceeded minimum requirements by $5.9 million and $25.1 million, respectively. In January 2010, LFS distributed $15 million to the Holding Company in the form of a dividend.

LSP and LFS submitted an application to FINRA to merge into one combined entity as disclosed in Note 1. It is anticipated that, upon completion of the proposed merger, the combined entity’s net capital requirement as a FINRA member firm and registered broker-dealer will be equivalent to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. The Company expects that the combined entity will have sufficient capital resources to meet and exceed these capital requirements.

LaBranche LLC, as a DMM until January 22, 2010, and member of the NYSE, is subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche LLC was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined.

As of June 30, 2010 and December 31, 2009, LaBranche LLC’s net capital, as defined under SEC Rule 15c3-1, was $0.9 million and $91.9 million, respectively, which exceeded the minimum requirements by $0.8 million and $90.9 million, respectively. LaBranche LLC’s aggregate indebtedness to net capital ratio on those dates was 7.31 to 1 and 0.02 to 1. During 2010, LaBranche LLC distributed $117 million to the Holding Company in the form of a dividend.

The NYSE generally requires its DMM firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of December 31, 2009, when LaBranche LLC was still a DMM firm, its NYSE minimum required dollar amount of NLA, as defined, was $70.2 million and its actual NLA, as defined, was $85.3 million. As of December 31, 2009, LaBranche LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of that date. Upon completion of the sale of the DMM business on January 22, 2010, LaBranche LLC is no longer subject to the NLA requirement.

As a registered broker-dealer and NYSE/Amex member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/ 15 of aggregate indebtedness, as defined. As of June 30, 2010 and December 31, 2009, LSPD’s net capital, as defined, was $0.3 million and $2.4 million, respectively, which exceeded its minimum requirements by $0.3 million and $2.4 million, respectively. In January 2010, LSPD distributed $2.0 million to its parent in the form of a dividend.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of June 30, 2010, Tier 1 capital, as defined, was $56.5 million which exceeded the total variable capital requirement by $8.9 million. At December 31, 2009, Tier 1 capital, as defined, was $49.6 million which exceeded the total variable capital requirement by $3.2 million. In both April and July 2009, LSPE received approximately $5 million of share capital from its parent.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at June 30, 2010 and December 31, 2009) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at June 30, 2010 and December 31, 2009) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of June 30, 2010, LSPH’s liquid capital, as defined was $0.8 million, which exceeded its minimum requirements by $0.5 million. As of December 31, 2009, LSPH’s liquid capital, as defined was $0.4 million, which exceeded its minimum requirements by $0.1 million. In January and June 2010 and January and August 2009, LSPH received $0.5 million, $0.5 million, $1 million and $0.6 million, respectively, of share capital from its parent to increase the company’s regulatory capital above the minimum requirement. In July 2010, LSPH received share capital of $2.6 million from its parent to increase the company’s regulatory capital.

6.	INCOME (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share are set forth below (000’s omitted, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted (loss) income per common share – net (loss) income	$(15,102)	$13,313	$(13,718)	$(16,427)
Denominator for basic (loss) income per common share – weighted-average number of common shares outstanding	42,677	55,394	45,592	56,883

Dilutive shares:
Restricted stock units	—	142	—	—

Denominator for diluted (loss) income per common share – weighted-average number of common shares outstanding	42,677	55,536	45,592	56,883

Basic net (loss) income per common share:
Continuing operations	$(0.35)	$0.14	$(0.38)	$(0.46)
Discontinued operations	$—	$0.10	$0.08	$0.17

Total operations	$(0.35)	$0.24	$(0.30)	$(0.29)

Diluted net (loss) income per common share:
Continuing operations	$(0.35)	$0.14	$(0.38)	$(0.46)
Discontinued operations	$—	$0.10	$0.08	$0.17

Total operations	$(0.35)	$0.24	$(0.30)	$(0.29)

Options to purchase an aggregate of 230,000 and 945,000 shares of common stock were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of diluted (loss) income per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the quarter and six months ended June 30, 2010 and the six months ended June 30, 2009, 202,817, 202,954 and 206,151 potentially dilutive shares represented by restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive as the Company had a net losses.

On January 29, 2010, the Company commenced a tender offer to purchase up to 15,000,000 shares of its outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and the Company repurchased an aggregate of 8,539,667 shares of common stock at a price of $4.60 per share plus transaction costs, for a total tender price of $39.6 million. The Company repurchased an aggregate of 676,067 shares of its outstanding common stock for the six months ended June 30, 2010, for a total price of $3.2 million or an average price of $4.76 per share. Following the tender offer and other repurchases in the first and second quarters of 2010, the Company had 42,511,727 million shares of common stock outstanding as of June 30, 2010.

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

The Old Plan terminated in August 2009. The rights of any person who received an option grant or grant of restricted stock units under the Old Plan that are currently outstanding were not affected by reason of the termination of the Old Plan and will continue in accordance with the terms of the award agreement (as then in effect or thereafter amended) regarding those options or restricted stock units. On January 14, 2010 the Company’s Board of Directors approved a new equity incentive plan, the LaBranche & Co Inc. 2010 Equity Incentive Plan (the “2010 Plan”). On May 7, 2010, the Company’s Board of Directors amended the 2010 Plan to disallow re-pricing of options granted under the 2010 Plan without the prior approval of the Company’s stockholders and to reduce the number of shares available for issuance under the 2010 Plan from 4,500,000 shares to 2,000,000 shares. The 2010 Plan, as so amended, was approved by the stockholders of the Company at the Company’s 2010 annual meeting of stockholders, on May 18, 2010.

The fair value of the restricted stock awards granted under the Old Plan was determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Similarly, any restricted stock awards to be granted under the new 2010 Plan will be determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Under both the Old Plan and the 2010 Plan, the grant date is determined to be the date the compensation committee of the Board of Directors approved the grant, except in circumstances where the approval by the compensation committee is contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date would be the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Old Plan recognized during the three and six months ended June 30, 2010 was approximately $0.3 million and $0.6 million, respectively, compared to approximately $0.9 million and $1.9 million respectively for the same periods in 2009. The only grants of common stock made under the 2010 Plan were the automatic grant of 65,743 shares of the Company’s common stock to the Company’s independent directors in June 2010 for attendance of Board and committee meetings in 2009. There was no amortization of compensation costs in the second quarter of 2010 for these grants because they were not subject to any vesting provisions. During the first quarter of 2010, the Company reevaluated the forfeiture rate used to calculate share based payments due to the departure of personnel who had been granted restricted stock units that had not vested prior to their departure. The change in the forfeiture rate resulted in a benefit net of taxes of $1.1 million for the six months ended June 30, 2010. The tax benefit realized in the Condensed Consolidated Statements of Operations for the Plan was approximately $0.1 million and $0.2 million, respectively for three and six months ended June 30, 2010, excluding the amount recorded for the change in the forfeiture rate, compared to $0.4 million and $0.8 million, respectively for the same periods in 2009.

Unrecognized compensation cost related to the Company’s non-vested stock options and restricted stock unit awards totaled $0.5 million, at fair value, at June 30, 2010 and $1.4 million at December 31, 2009. The cost of these non-vested awards is generally expected to be recognized over a period of approximately three years.

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

The total number of shares of the Company’s common stock that can be issued under the 2010 Plan through the 2010 Plan’s termination date cannot exceed 2,000,000 shares. The total number of shares of the Company’s common stock that could have been issued under the Old Plan through the Old Plan’s termination date could not exceed 7,687,500 shares. As of August 24, 2009 (the date the Old Plan terminated) 4,253,595 shares remained available for grant under the Old Plan. Due to the termination of the Old Plan on August 24, 2009, there were no shares available for grant under the Old Plan as of June 30, 2010.

Restricted Stock Units

All of the RSUs outstanding as of June 30, 2010 and 2009 require future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs were granted under the Company’s Old Plan and vest over varying numbers of years. An employee who received RSUs under the Old Plan does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of the RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2009	642,345	$4.30
Granted	—	—
Vested	(27,497)	8.99
Forfeited	(124,663)	4.93

RSUs Outstanding as of March 31, 2010	490,185	$3.88

Granted	—	—
Vested	(163,395)	3.88
Forfeited	—	—

RSUs Outstanding as of June 30, 2010	326,790	$3.88

Under ASC 505 and 718, the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. Applying ASC 505 and 718 as of June 30, 2010, for purposes of determining share-based award expense, RSUs with respect to 311,802 shares of the Company’s common stock were expected to vest based on shares issued of 490,185, with a weighted average price of $3.88 per share.

Stock Options

As of June 30, 2010, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Old Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statements of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2009	325,000	$35.23
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(95,000)	35.79

Options Outstanding as of March 31, 2010	230,000	$35.00

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—

Options Outstanding as of June 30, 2010	230,000	$35.00

Options Exercisable as of:
March 31, 2010	230,000	$35.00
June 30, 2010	230,000	$35.00

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$31.00 – $40.99	230,000	1.55	$35.00	230,000	$35.00

No options were exercised during the three and six months ended June 30, 2010 and 2009. The options are due to expire January 17, 2012.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with ASC 280, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Market-Making segment operates as a market-maker in equities, options and ETFs on several exchanges, engages in hedging activities related to its market-making operations and conducts principal trading activities in options, ETFs, structured notes, foreign currency securities and futures. The Market-Making segment currently includes the operations of the subsidiaries of LSH (LSP, LSPS, LSPE, LSPH and LSPD). Due to the sale of the DMM operations of LaBranche LLC on January 22, 2010, the Market Making segment excludes the operations of the DMM, and includes only the net earnings from continuing operations. In addition, for comparative purposes, the Market Making segment is reported with LaBranche LLC’s DMM operations in a supplemental schedule in the Results of Operations section of the MD&A, entitled “Market-Making Segment Operating Results including Discontinued Operations.”

The Company’s Institutional Brokerage segment provides mainly securities execution and brokerage services to institutional investors and professional traders, and currently includes the operations of LFS and, through June 2010, included the leveraged loan operations of the Holding Company. LFS also is a market-maker in over-the-counter, bulletin board and pink sheet securities serving as a liquidity provider in those securities. LFS ceased trading leveraged loan and fixed income trading products in June of 2010. Effective April 2010, the LFS commenced trading in options agency products.

The Company’s Other segment is comprised primarily of unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income) and elimination entries. This segment also includes the investment entity, LABDR, and the inactive company, BV.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 (1)	2010	2009 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Market-Making Segment:
Total revenues, net interest expense	$(10,944)	$35,235	$12,607	$(1,618)
Operating expenses	9,086	16,330	22,219	23,389
Depreciation and amortization	39	50	81	99

(Loss) income before taxes	$(20,069)	$18,855	$(9,693)	$(25,106)

Segment assets	$1,687,793	$2,890,057	$1,687,793	$2,890,057

Institutional Brokerage Segment:
Total revenues, net interest expense	$6,247	$9,441	$11,642	$14,984
Operating expenses	5,401	10,255	14,112	17,888
Depreciation and amortization	4	3	7	5

Income (loss) before taxes	$842	$(817)	$(2,477)	$(2,909)

Segment assets	$31,709	$45,539	$31,709	$45,539

Other:
Total revenues, net of interest expense	$(1,784)	$(5,351)	$(4,216)	$(11,262)
Operating expenses	2,195	1,546	3,017	4,458
Early extinguishment of debt	—	(1,038)	7,192	(1,038)
Depreciation and amortization	441	928	884	1,820

Loss before taxes	$(4,420)	$(6,787)	$(15,309)	$(16,502)

Segment assets	$49,710	$103,694	$49,710	$103,694

Total:
Total revenues, net of interest expense	$(6,481)	$39,325	$20,033	$2,104
Operating expenses	16,682	28,131	39,348	45,735
Early extinguishment of debt	—	(1,038)	7,192	(1,038)
Depreciation and amortization	484	981	972	1,924

(Loss) income before taxes	$(23,647)	$11,251	$(27,479)	$(44,517)

Assets	$1,769,212	$3,039,290	$1,769,212	$3,039,290

(1)	Certain of the Company’s June 30, 2009 balances have been adjusted to conform to the presentation in the current period.

9.	NYSE EURONEXT, INC. POSITION

As of June 30, 2010, the Company, through its subsidiaries, holds approximately 1.1 million NYX shares.

The Company has accounted for its investment in NYX as corporate equities at fair value pursuant to ASC 820 at June 30, 2010. At June 30, 2010, the NYSE closing market price for the NYX shares was $27.63 per share as compared to the closing price of NYX shares at March 31, 2010 which was $29.61 per share. This resulted in the Company’s recognition of a pre-tax loss of $2.2 million for the three months ended June 30, 2010, which is included in net gain (loss) on trading in the Company’s condensed consolidated statements of operations.

On June 28, 2010, the quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on June 11, 2010. The aggregate dividend payment with respect to the Company’s NYX shares was $0.3 million and $0.9 million, respectively for the quarters ended June 30, 2010 and 2009, respectively.

10.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. The Company’s adoption of ASC 820 did not have a material impact on its financial condition or results of operations.

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s financial instruments owned and financial instruments sold, but not yet purchased are recorded at fair value on a recurring basis.

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

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the dates presented (000’s omitted):

June 30, 2010

(unaudited)

	Level 1	Level 2	Level 3	Netting and Collateral	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities, not readily marketable	$—	$4,935	$—	$—	$4,935
Corporate equities	548,903	6	—	—	548,909
Government and corporate bonds	13,929	282	516	—	14,727
Derivative contracts	394,727	264,080	—	(261,822)	396,985
Exchange-traded funds	439,020	—	—	—	439,020
Leveraged loans	1,333	—	—	—	1,333
Investment partnerships	—	2,257	—	—	2,257

Total financial instruments owned	1,397,912	271,560	516	(261,822)	1,408,166

Government obligations	1,000	—	—	—	1,000
Cash and securities segregated under federal regulations	1,727	—	—	—	1,727

Total assets, at fair value	$1,400,639	$271,560	$516	$(261,822)	$1,410,893

LIABILITIES:
Government and corporate bonds	$32,319	$182	$—	$—	$32,501
Corporate equities	513,912	392	—	—	514,304
Derivative contracts	386,062	358,807	—	(352,643)	392,226
Exchange-traded funds	439,445	—	—		439,445

Total financial instruments sold, not yet purchased, at fair value	$1,371,738	$359,381	$—	$(352,643)	$1,378,476

December 31, 2009 (audited)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,568,968	$104	$—	$(33,041)	$1,536,031
Government and corporate bonds	11,404	501	—	—	11,905
Derivative contracts	576,453	—	—	(27,004)	549,449
Exchange-traded funds	1,217,639	—	—	—	1,217,639
Leveraged loans	—	1,443	—	—	1,443
Investment partnerships	—	2,226	—	—	2,226

Total financial instruments owned	3,374,464	4,274	—	(60,045)	3,318,693
Government obligations	21,006	—	—		21,006
Cash and securities segregated under federal regulations	1,727	—	—		1,727

Total assets, at fair value	$3,397,197	$4,274	$—	$(60,045)	$3,341,426

LIABILITIES:
Government and corporate bonds	$135,691	$722	$—	$—	$136,413
Corporate equities	1,227,655	—	—	(30,284)	1,197,371
Derivative contracts	712,926	—	—	(48,047)	664,879
Exchange-traded funds	491,208	—	—	—	491,208

Total financial instruments sold, not yet purchased, at fair value	$2,567,480	$722	$—	$(78,331)	$2,489,871

For positions with the same counterparty that cross over levels of the Fair Value hierarchy, both counterparty netting and cash collateral netting are inlcuded in the column titles “Netting and Collateral” For contracts with the same counterparty, counterpary netting among positions classified within the same level is included within that level.

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

The valuation for the Company’s level 3 assets is based on the estimated payout determined by the bankruptcy court as of June 30, 2010.

The following table represents the Company’s level 3 assets (000’s omitted):

June 30, 2010
(unaudited)
Beginning balance, January 1, 2010	$—
Transfers into level 3 (1)	150
Total gains or losses (realized/unrealized), included in earnings	366

Ending balance, June 30, 2010	$516

(1)	Transferred from level 2 to level 3 because of lack of observable market data due to little market activity for this security.

The Company has elected to offset fair value amounts recognized for cash collateral receivables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At June 30, 2010 and December 31, 2009, the Company offset cash collateral receivables of $93.1 million and $18.2 million, respectively, against its net derivative positions.

Derivatives Trading Activities

The following table (000’s omitted) sets forth by major product type the firm’s gains/(losses) related to derivatives trading activities for the three months ended June 30, 2010 in accordance with ASC 815. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. The gains/(losses) set forth below are included in “Net gain (loss) on trading” in the condensed consolidated statements of operations.

	Three Months Ended	Six Months Ended
Type of Instrument	June 30, 2010	June 30, 2010
Options	$(64,491)	$(16,288)
Forwards	20,980	15,424
Futures	35,447	11,678

Total	$(8,064)	$10,814

The Company enters into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter option, that derive their value form underlying assets, indices, reference rates or a combination of these factors. Derivative transactions are entered into for trading purposes.

Fair value for exchange-traded derivatives is based on quoted market prices. Fair value of forwards and options contracts are recorded in either financial instruments owned or financial instruments sold, not yet purchased. Open equity in futures transactions are recorded as receivables from and payables to broker-dealers or clearing brokers as applicable. The Company’s derivatives trading activities exposes it to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets.

The Company’s traders purchase and sell futures, options, the stocks underlying certain ETFs and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including the Company’s chief risk officer, who oversee the Company’s options, futures and ETFs market making activities are responsible for monitoring these risks. Furthermore, the Company’s aggregate risk in connection with its options, futures and ETFs trading is under constant evaluation by certain members of management and the Company’s traders, and all significant trading strategies and positions are closely monitored.

Corporate Equities, Not Readily Marketable

Prior to June 14, 2010, the Company owned two CBOE memberships out of a total of 930 memberships on the CBOE. The Company had accounted for its investment in these memberships at the adjusted cost method since inception. On June 14, 2010, the CBOE went from a membership to a publically traded company whereby each membership was exchanged for 80,000 restricted shares of the newly formed public company CBOE Inc. In addition, immediately prior to the public offering, each CBOE membership was entitled to a $1.25 dividend for each share issued. The Company received a $0.2 million dividend with respect to its 2 memberships on June 21, 2010.

ASC 845 provides guidance on accounting for non-monetary transactions. In general, the accounting for non-monetary transactions should be based on fair market value of the assets involved. Thus, the cost of a non-monetary asset acquired in exchange for another non-monetary asset is the fair market value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange. Based on this guidance, the Company valued the shares of the CBOE stock received in exchange for our memberships at fair value, which was deemed to be the value of the shares on the first day trading commenced for the CBOE stock, or $29.00 per share. Based on this price, the Company recognized a gain of $4.0 million on the exchange of their CBOE memberships for CBOE stock net of a valuation allowance due to the restrictions on the transfer of the CBOE stock.

The Company accounts for its continuing investment in the CBOE stock as restricted stock and reflected at the estimated fair market value of such restricted shares pursuant to ASC820. At June 30, 2010, the NASDAQ closing price for the CBOE stock was $32.55 per share. As a result the company recognized an unrealized gain of $0.3 million, which includes a valuation allowance of approximately 5.25%, due to the stock restrictions. The CBOE stock received is subject to restrictions up to a one year from the exchange date on June 14, 2010 of which the restrictions will expire on one-half of the stock (approximately 80,000 shares) in six months from the exchange date and the other half of the stock will have restrictions expire in one year from the exchange date.

11.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 16, 2010 filing of its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) and the May 10, 2010 filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010(the “First Quarter 10-Q”), except as follows:

NYSE Regulation proceeding against LSP and former trader. On June 11, 2010, NYSE Regulation, Inc.’s Division of Enforcement (“NYSE Regulation”), on behalf of NYSE Amex, LLC (“NYSE Amex”) and NYSE Arca Equities, Inc. (“NYSE Arca”), commenced a proceeding against LSP and LSP’s former head of options trading alleging, during the period from March 2005 through July 2007, violations of Regulation SHO Rule 203(b)(1), by allegedly effecting short sales of “threshold securities” without first locating shares to borrow, allegedly in improper reliance upon Regulation SHO’s market maker exemption from locate requirements; Regulation SHO Rule 203(b)(3), by allegedly entering closing transactions that failed to properly close out fail-to-deliver positions in the “threshold securities;” and Part 224 of the Federal Reserve Board Rules (“Regulation X”), by allegedly causing LSP’s clearing firm to improperly extend LSP “good faith margin” as a market maker. NYSE Regulation also alleges, during the period from September 18, 2008 to October 8, 2008, violations of Section 12(k)(4) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission’s September 18, 2008 Emergency Order that banned the short selling of securities of financial services companies, by improperly relying on an exemption that would enable short sales of the common stock of financial services companies. NYSE Regulation also alleges, during both of these time periods, violations of AMEX Rule 320 and NYSE Arca Rule 6.18(b), by allegedly failing to supervise these trading activities to comply with the rules alleged to have been violated.

On July 27, 2010, the Respondents filed a Joint Answer with NYSE Amex and NYSE Arca denying all allegations and asserting defenses.

The Company believes that the claims asserted against it and its operating subsidiaries in the pending proceedings described in the 2009 10-K, the First Quarter 10-Q and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2009 10-K, the First Quarter 10-Q and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12.	DISCONTINUED OPERATIONS

On January 22, 2010, LaBranche LLC sold its DMM operations on the NYSE for $25.0 million, plus an additional $7.0 million for the value of its DMM inventory positions as of the closing date of the transaction. The assets sold included LaBranche LLC’s stock listing rights, its DMM inventory positions and a portion of its fixed assets related to computer equipment and software development. At December 31, 2009, the assets and liabilities related to the sale were included on the consolidated statement of financial condition as held for sale. After the sale, LaBranche LLC retained all cash and other non-DMM assets, including its NYX shares. As a result of this sale, at December 31, 2009, LaBranche LLC recognized a non-cash impairment charge related to its intangible assets of $87.6 million related to the DMM business. As a result of this impairment at December 31, 2009, the Company did not recognize any gain or loss on the disposition of the DMM operations in 2010. The operating results of the DMM business, which were formerly included in the Market-Making segment, are summarized as follows (000’s omitted):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010 (1)	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net of interest expense	$—	$14,505	$1,777	$24,776
Total expenses	—	5,327	2,129	9,436

Income (loss) before provision for income taxes	—	9,178	(352)	15,340
Provision (benefit) for income taxes	—	3,441	(4,019)	5,678

Income from discontinued operations	$—	$5,737	$3,667	$9,662

(1)	2010 revenues through January 22, 2010 only.

13.	SHORT-TERM DEBT

As of June 30, 2010, the Company had no remaining debt. On February 15, 2010 the Company redeemed of all its remaining outstanding 11% Senior Notes due 2012, in the aggregate principal amount of $189.3 million, at the redemption price of 102.75% plus accrued and unpaid interest.

As of December 31, 2009, short-term debt of the Company was comprised of the $189.3 million in its outstanding Senior Notes, at the interest rate of 11% per annum.

As a result of the redemption there was no interest expense for the three months ended June 30, 2010. For the second quarter of 2009, the Company’s expense related to the Senior Notes totaled $5.4 million, including the amortized debt issuance costs for the for the Senior Notes.

14.	SUBSEQUENT EVENTS

Stock Repurchase

In July and to date in August 2010, the Company repurchased an aggregate of 482,229 shares of its outstanding common stock at total price of $1.8 million, or an average price of $3.75 per share. Management continues to monitor opportunities to repurchase stock. These purchases were in addition to purchases made in the second quarter of 2010 by the Company of an aggregate of 643,867 shares of its common stock in connection with the previously-announced repurchase authorization by its board of directors.

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

Executive Overview

In the second quarter of 2010, we reported a GAAP net loss of $15.1 million, or $0.35 cents per share. By comparison, we reported GAAP net income for the first quarter of 2010 and the second quarter of 2009 of $1.4 million and $13.3 million, respectively. The income reported for the second quarter of 2009 was materially influenced by the unrealized gain in the fair value of our shares of NYSE Euronext, Inc. common stock (the “NYX shares”), whereas the results for the first and second quarters of 2010 were not materially impacted.

Our poor results in the second quarter of 2010 were primarily attributable to the performance of our equity options market-making division. These results outweighed the positive results at the rest of our company’s businesses and have led to our making significant adjustments in that division, including extensive reductions of our equity option positions and changes in personnel in our options trading group. Our principle trading revenues showed a loss of approximately $4.8 million but this number does not fully reflect other large trading costs, including inventory financing, and exchange, clearing and brokerage fees incurred in the options business. While we have said in recent disclosures that we expected our earnings to be more volatile in our current structure than it was in the past, we have now determined that this sort of volatility is not acceptable to us. Until it appears that we can expect a return that justifies our trading costs, we will keep our overall options position much smaller. Our balance sheet as of the end of the second quarter of 2010 is significantly lower than it was at December 31, 2009, primarily due to our significantly-reduced positions.

Some of the options market making strategies we employed in the second quarter were not successful. These unsuccessful results were magnified by two unusual events in the second quarter. First, our options market-making group experienced significant losses making a market in the options of a large financial services firm that was the subject of negative news on the day of its expiring options in April. Second, after the so-called “flash crash” in May, the pricing of some of our options positions caused the Company to lose additional money. The nature of the flash crash was such that the volumes that normally would have accompanied such a large percentage move in the market did not occur. This may have reduced the opportunities to offset some of the losses we incurred in the flash crash. This has led us to make adjustments in our equity options trading strategy, including, as noted above, an extensive reduction of our equity options positions and changes in personnel in our options trading group. We are evaluating what the continued changes in market structure mean to our approach in trading equity options. Although our equity options positions have been significantly reduced, we are still active in the options markets and will continue to hold equity options positions. If we determine to implement further significant reductions of these positions, those reductions could take several months to achieve.

Other aspects of our business performed better than our equity options business, and we will focus on those businesses. Our foreign currency options trading unit performed well in the second quarter of 2010, as did our international structured products division. In addition, due to our continued cost reduction initiatives, the cost structure at our institutional brokerage division is much better suited to the current environment than it has been in the past, and we believe that gives us more flexibility. In July 2010, we stopped offering leveraged loan and fixed income product agency execution services because we did not achieve the expected revenue levels that we believed would benefit our company. In the second quarter, however, we diversified our institutional brokerage business by beginning to offer specialized interdealer broker services to our customers in equity and index options and hired additional trading personnel to conduct this business. In light of these changes, we continue to believe that we offer a competitive, high-touch execution platform for our institutional clients and we continue to make markets in over-the-counter and bulleting board securities.

On April 16, 2010, we submitted an application to FINRA, on behalf of LaBranche Structured Products, LLC (“LSP”) and LaBranche Financial Services, LLC (“LFS”) to merge into one combined entity. We believe that the combined entity of LSP and LFS will enable us to more efficiently use our capital by aggregating the capital resources of LSP and LFS into one firm and by enabling us to continue to reduce additional redundancies and expenses. Other than the efficiencies we expect to gain by this proposed merger, the overall business to be conducted by the combined entity is not expected to be materially different than LSP’s and LFS’ operations have been as separate entities. We will complete the merger as soon as reasonably practicable.

We continue to have a very liquid balance sheet, which is emphasized by having no intangible assets or long-term debt, and we believe we have more than sufficient cash to maintain our continuing business operations. We believe that the changes discussed above, as well as the changes to our corporate structure and operations in the first quarter of 2010, have been designed to preserve or increase our capital and also give us the flexibility to enter new businesses and consider other opportunities as they arise. At June 30, 2010, our liquid assets of approximately $215.7 million were primarily comprised of cash, net receivables and payables from brokers and dealers and net financial instruments owned. Our book equity value at June 30, 2010 was approximately $261.2 million, and we had approximately 42.5 million shares outstanding.

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

Commencing in the first quarter of 2010, the Company is no longer adjusting its GAAP revenues to give pro forma effect to gains/losses in its NYX shares due to the fact that the Company sold approximately 2.0 million of its 3.1 million previously-owned NYX shares, leaving the Company with approximately 1.1 million NYX shares. Therefore, the adjustments that reflected the loss in the Company’s NYX shares that were made in the Company’s earnings release for the second quarter of 2009 have been removed from this Regulation G reconciliation of non-GAAP financial measures. In the earnings release for the second quarter of 2009, the Company had adjusted reported revenues by a pre-tax gain of $29.3 million and a pre-tax loss of $33.2 million for the three and six months ended June 30, 2009, respectively, to reflect the change in fair value of the Company’s NYX shares in those periods. These adjustment amounts are removed in this earnings release to enable the reader to compare similar measures in each period.

The following is a reconciliation of U.S. GAAP results from continuing operations to our pro-forma results from continuing operations for the periods presented (000’s omitted):

	Three Months Ended June 30,
	2010			2009
	Amounts as reported	(1) Adjustments	Pro forma amounts	Amounts as reported	(1) Adjustments	Pro forma amounts

Revenues, net of interest expense, from continuing operations	$(6,481)	$—	(6,481)	$39,325	$—	39,325
Total expenses	17,166	—	17,166	28,074	1,038	29,112

(Loss) income before (benefit) provision for income taxes	(23,647)	—	(23,647)	11,251	(1,038)	10,213
(Benefit) provision for income taxes	(8,545)	—	(8,545)	3,675	(415)	3,260

(Loss) income from continuing operations	$(15,102)	$—	$(15,102)	$7,576	$(623)	$6,953

Basic per share	$(0.35)	$—	$(0.35)	$0.14	$(0.01)	$0.13
Diluted per share	$(0.35)	$—	$(0.35)	$0.14	$(0.01)	$0.13

	Six Months Ended June 30,
	2010			2009
	Amounts as reported	(1) Adjustments	Pro forma amounts	Amounts as reported	(1) Adjustments	Pro forma amounts
Revenues, net of interest expense, from continuing operations	$20,033	$—	(20,033)	$2,104	$—	2,104
Total expenses	47,512	(7,192)	40,320	46,621	1,038	47,659

(Loss) income before (benefit) provision for income taxes	(27,479)	7,192	(20,287)	(44,517)	(1,038)	(45,555)
(Benefit) provision for income taxes	(10,094)	2,877	(7,217)	(18,428)	(415)	(18,843)

(Loss) income from continuing operations	$(17,385)	$4,315	$(13,070)	$(26,089)	$(623)	$(26,712)

Basic per share	$(0.38)	$0.09	$(0.29)	$(0.46)	$(0.01)	$(0.47)
Diluted per share	$(0.38)	$0.09	$(0.29)	$(0.46)	$(0.01)	$(0.47)

(1)	Expense adjustment reflects the (income) expense associated with early extinguishment of the Company’s debt in accounting period.

Reconciliation of Earnings Release to Form 10-Q

Subsequent to the issuance of our July 20, 2010 earnings release for the second quarter of 2010, the CBOE Stock Exchange, LLC (“CBSX”), an exchange entity in which we have an ownership interest of approximately 9.7%, informed us that they have recorded an impairment charge that impacted the net equity of that entity. We utilize the equity method of accounting to value our investment in CBSX in our financials at each period end. As such, our share of the CBSX’s impairment charge, using the equity method, is $1.1 million, net of taxes, and this amount is included in the loss reported in our June 30, 2010 statement of operations in the “Other” line item in the “Revenues” section. As a result of this charge, our net loss for the second quarter of 2010 increases to $15.1 million, or $0.35 per share, and the net loss from continuing operations for the six months ended June 30, 2010 has increased to $17.4 million, or $0.38 per share.

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

Non-Marketable Securities

The measurement of non-marketable securities is a critical accounting estimate. Investments in non-marketable securities consist of investments in equity securities of private companies, restricted stock of public companies and limited liability company interests of service provider entities and therefore are included in other assets or financial instruments owned in the condensed consolidated statements of financial condition due to the nature of business in which we have an investment. Certain investments in non-marketable securities are initially carried at cost, unless there are third-party transactions evidencing a change in value. For certain other investments in non-marketable securities, we adjust their carrying value by applying the equity method of accounting pursuant to ASC 325. Under the equity method the investor recognizes its share of the earnings and losses of an investee in the periods for which they are reported by the investee in its financial statements. These assets included in other assets represent limited liability companies that are service providers and whose value is affected by nonfinancial components. In addition, if and when available, management considers other relevant factors relating to non-marketable securities in estimating their value, such as the financial performance of the entity, its cash flow forecasts, trends within that entity’s industry and any specific rights associated with our investment—such as conversion features—among others.

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

Completed Purchases of Outstanding Indebtedness

As of June 30, 2010, we have no outstanding indebtedness. On February 15, 2010 (the “Redemption Date”), we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt.

Stock Purchases and Completed Tender Offer

On January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and we repurchased an aggregate of 8,539,667 shares of common stock, at a price of $4.60 per share, for a total tender price of $39.3 million. The repurchase of the shares tendered, combined with the 11,603,036 shares repurchased by us pursuant to board-authorized plans, has resulted in our repurchasing an aggregate of 20,142,703 shares of our common stock, constituting an aggregate of 32.5% of our shares that were outstanding before any repurchases were made under our repurchase programs. For the six months ended June 30, 2010 we have repurchased, including the tender offer shares, a total of 9,215,734 treasury shares which is 14.9% of our shares that were outstanding before any repurchases were made under our repurchase programs. As of June 30, 2010, we had approximately $57.2 million in board-authorized repurchases remaining under our repurchase program. Refer to footnote #14 of the Financial Statements for the number of shares of our common stock that we repurchased subsequent to June 30, 2010.

Results of Operations

Market-Making Segment Operating Results from Continuing Operations (without DMM Business Results)

	For the Three Months Ended June 30,		Percentage Change	For the Six Months Ended June 30,		Percentage Change

(000’s omitted)	2010	2009		2010	2009
Revenues:
Net (loss) gain on trading	$(7,295)	$38,626	(118.9)%	$20,228	$5,508	267.2%
Other	528	2,061	(74.4)	1,639	3,961	(58.6)

Total segment revenues	(6,767)	40,687	(116.6)	21,867	9,469	130.9
Inventory financing	4,177	5,452	(23.4)	9,260	11,087	(16.5)

Revenues, net of interest expense	(10,944)	35,235	(131.1)	12,607	(1,618)	879.2
Operating expenses	9,125	16,380	(44.3)	22,300	23,488	(5.1)

(Loss) income before taxes	$(20,069)	$18,855	(206.4)%	$(9,693)	$(25,106)	61.4%

Revenues from our Market-Making segment from continuing operations consist primarily of net gains and losses resulting from our market-making activities in ETFs, and options, futures, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as market-maker.

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

Inventory financing costs is comprised mainly of interest expense relating to positions taken in connection with our options, futures and ETFs market-making operations.

Three Months Ended June 30, 2010 Compared to June 30, 2009

Net loss on trading in the second quarter of 2010 of $7.3 million, compared to a net gain on trading of $38.6 million in the second quarter of 2009, was primarily attributable to the unsuccessful results of some of our options market making strategies. The losses from the options trading more than offset the trading gains from foreign currency options trading activity and foreign based ETF market making activities. In addition, the second quarter 2010 net loss on trading included an unrealized pre-tax loss on our NYX shares of $2.2 million which represents a decrease in the fair value of the NYX shares since March 31, 2010 versus a $29.3 million unrealized pre-tax gain in the fair value of our NYX shares in the second quarter of 2009.

Other revenues decreased primarily as a result of reduced trading interest income and reduced dividend income from NYX shares due the sale of approximately 1.8 million shares of that position in the fourth quarter of 2009 and the first quarter 2010.

Inventory financing decreased primarily as a result of a decrease in our positions and lower rates relating to margin interest.

Six Months Ended June 30, 2010 Compared to June 30, 2009

Net gain on trading increased by $14.7 million to $20.2 million in the first six months of 2010 from $5.5 million in the first six months of 2009, mainly attributable to the increase in revenues from our options market-making and foreign currency trading activity during the first six months of 2010. Net gain on principal transactions was mainly attributable to our foreign ETF market-making and foreign currency trading activity during the first six months of 2010 partly offset by losses from our domestic options market making activity. By comparison, the first six months of 2009 the trading gains from the foreign ETF market making were only partly offset by losses from our domestic options market making activity. The options market-making business during the first six months of 2009 generated a loss when our options market-making business experienced a period of transition and turnover in senior management.

Other revenues decreased primarily as a result of reduced trading interest income and reduced dividend income from NYX shares due the sale of approximately 1.8 million shares of that position in the fourth quarter of 2009 and first quarter 2010.

Inventory financing decreased primarily as a result of a decrease in our positions and lower rates relating to margin interest.

For a discussion of operating expenses see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

	For the Three Months			For the Six Months
	Ended June 30,		Percentage	Ended June 30,		Percentage
(000’s omitted)	2010	2009	Change	2010	2009	Change
Revenues:
Net gain (loss) on trading	$2,707	$1,707	58.6%	$2,699	$(726)	471.8%
Commissions and other fees	3,648	7,850	(53.5)	8,986	15,739	(42.9)
Other	(103)	(114)	9.6	(38)	(26)	46.2

Total segment revenues	6,252	9,443	(33.8)	11,647	14,987	(22.3)
Inventory financing	5	2	150.0	5	3	66.7

Revenues, net of interest expense	6,247	9,441	(33.8)	11,642	14,984	(22.3)
Operating expenses	5,405	10,258	(47.3)	14,119	17,893	(21.1)

Income (loss) before taxes	$842	$(817)	203.1%	$(2,477)	$(2,909)	(14.9)%

Our Institutional Brokerage segment’s commission revenue includes commissions generated by our sales trading desk, professional traders and the loan sales and trading agency business in each period. Effective April 2010, LFS added specialized interdealer broker services to our customers in equity and index options.

Net gain (loss) on trading reflects principal trading results of the segment in each period. The 2010 amounts include mainly realized and unrealized gains associated with the exchange of our CBOE seat memberships. The aggregated gains and losses generated from our investment in NYX shares are included in 2009 results. In December 2009, LFS sold the remaining portion of its NYX shares.

Three Months Ended June 30, 2010 Compared to June 30, 2009

Net gain on trading increased by $1.0 million to $2.7 million in the second quarter of 2010 from $1.7 million in the second quarter of 2009, primarily the result of a gain due to the exchange of a CBOE seat membership. The 2009 gain is primarily related to an increase in the share price of NYX stock. In December 2009, the Company sold the remaining portion of its NYX shares.

Commission revenues decreased primarily as a result of a decline in trading volumes in the institutional execution markets and a decrease in the institutional trading desk customer base and reduction in personnel at our institutional trading desk.

Six Months Ended June 30, 2010 Compared to June 30, 2009

Net gain on trading increased by $3.4 million to $2.7 million in the first six months of 2010 from a net loss of $0.7 million in the first six months of 2009, primarily the result of a gain due to the exchange of a CBOE seat membership. The 2009 loss is primarily related to a decrease in the share price of NYX stock. In December 2009, the Company sold the remaining portion of its NYX shares.

Commission revenues decreased primarily as a result of a decline in trading volumes in the institutional execution markets and a decrease in the institutional trading desk customer base and reduction in personnel at our institutional trading desk.

For a discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended June 30,		Percentage	For the Six Months Ended June 30,		Percentage

(000’s omitted)	2010	2009	Change	2010	2009	Change
Other	$(1,784)	$42	(4,347.6)%	$(1,577)	$(205)	(669.3)%

Total segment revenues	(1,784)	42	(4,347.6)	(1,577)	(205)	(669.3)
Fixed interest on debt	—	5,393	(100.0)	2,639	11,057	(76.1)

Revenues, net of interest expense	(1,784)	(5,351)	66.7	(4,216)	(11,262)	62.6
Early extinguishment of debt	—	(1,038)	(100.0)	7,192	(1,038)	(792.9)
Operating expenses	2,636	2,474	6.5	3,901	6,278	(37.9)

Loss before taxes	$(4,420)	$(6,787)	34.9%	$(15,309)	$(16,502)	(7.2)%

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

Interest expense mainly relates to the effective yield on our public debt inclusive of our debt issuance costs. As noted, on February 15, 2010, we redeemed all of the 2012 Notes and which eliminated the fixed interest on public debt of approximately $21 million per year. The fixed interest on debt of $2.6 million in the six months ended June 30, 2010 represents the interest we paid on our outstanding debt in the first quarter of 2010 until the debt was redeemed on February 15, 2010.

Operating expenses mainly relate to finance, accounting, tax, legal, treasury and human resource expenditures as well as related insurance and corporate governance costs and fees.

Three Months Ended June 30, 2010 Compared to June 30, 2009

Other revenues decreased primarily as a result of a decrease in the market value of our non-marketable investments.

Interest expense decreased due to the redemption and repurchase of our outstanding debt.

Six Months Ended June 30, 2010 Compared to June 30, 2009

Other revenues increased primarily as a result of an increase in the market value of our non-marketable investments.

Interest expense decreased due to the redemption and repurchase of our outstanding debt.

For a discussion of operating expenses see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months Ended June 30,		Percentage	For the Six Months		Percentage
				Ended June 30,
(000’s omitted)	2010	2009	Change	2010	2009	Change
Expenses:
Employee compensation and related benefits	$5,059	$10,744	(52.9)%	$16,553	$16,794	(1.4)%
Exchange, clearing and brokerage fees	5,364	11,178	(52.0)	10,308	15,987	(35.5)
Depreciation and amortization	484	981	(50.7)	972	1,924	(49.5)

Extinguishment of debt	—	(1,038)	(100.0)	7,192	(1,038)	792.9
Other operating expenses	6,259	6,209	0.8	12,487	12,954	(3.6)

Total expenses before taxes	$17,166	$28,074	(38.9)	$47,512	$46,621	1.9

Benefit provision for income taxes	$(8,545)	$3,675	(313.4)%	$(10,094)	$(18,428)	(49.0)%

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

Three Months Ended June 30, 2010 Compared to June 30, 2009

Employee compensation and related benefits decreased as a result of our incentive and bonus compensation being lower based on decreased trading results. Included in the 2010 amount is $0.5 million of severance costs.

Exchange, clearing and brokerage fees decreased as a result of decreased trading activity.

Depreciation and amortization of intangibles decreased as a result of the reduction of capitalizable assets due to the sale of the DMM business.

Extinguishment of debt relates to costs associated with the redemption of a portion of our outstanding public indebtedness.

Six Months Ended June 30, 2010 Compared to June 30, 2009

Employee compensation and related benefits includes $1.8 million of severance costs in 2010.

Exchange, clearing and brokerage fees decreased as a result of decreased trading activity.

Depreciation and amortization of intangibles decreased as a result of the reduction of capitalizable assets due to the sale of the DMM business.

Extinguishment of debt relates to costs associated with the redemption of our outstanding public indebtedness. The Company redeemed of all its remaining outstanding 11% Senior Notes due 2012 in the first quarter of 2010.

Liquidity and Capital Resources

As of June 30, 2010, we had $1,769 million in assets, of which $168.3 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within 30 days and cash and securities segregated under federal regulations. This compares with $3,780 million in assets at December 31, 2009, of which $188.5 million consisted of cash and short–term investments. To date, we have financed our operations primarily with cash flows from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing broker requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, due to the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

At June 30, 2010, our net cash capital position was $51.2 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, statement of financial condition composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $59.8 million.

	($ millions)
	6/30/2010	6/30/2009
Cash Capital Available:
Stockholders’ equity	$261.2	$407.8
Long term debt > 1 year	—	189.3
Other holding company liabilities	2.2	27.1

Total cash capital available	$263.4	$624.2

Cash Capital Required:
Regulatory capital (1)	$2.5	$80.6
Working capital	144.3	222.1
Illiquid assets/long-term investments (2)	57.5	156.8
Subsidiary intercompany (3)	7.9	71.6

Total Cash Capital Required	$212.2	$531.1

Net Cash Capital (1)	$51.2	$93.1

(1)	Included in Net Cash Capital is short term receivables from leveraged loan transactions due within a 21 day period.
(2)	Illiquid assets at June 30, 2010 include $5.0 million of restricted stock, $2.3 million investment in limited partnership and $4.3 investment in stock exchange.
(3)	Intercompany transfers are demand notes and are not considered regulatory capital of subsidiaries.

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

During 2009, our holding company increased intercompany loans to the Market Making segment in order to reduce our inventory financing costs and made additional repurchases of our outstanding common stock. These expenditures represent a major portion of the decrease in available cash at the holding company from June 30, 2009 to June 30, 2010. The intercompany market-making loans were fully repaid to our holding company on January 20, 2010.

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

	($ millions)
	6/30/2010	6/30/2009
Market Making	$147,142	$341,447
Institutional Brokerage	15,032	35,038

Net Trading Equity	162,174	376,485
Holding Company cash	53,517	93,119

Net liquid assets	$215,691	$469,604

The decrease in net liquid assets of $253.9 million from $469.6 million at June 30, 2009 to $215.7 million at June 30, 2010 is mainly due to the repurchase of the public debt for $199.7 million and stock repurchases during this period of $48.9 million.

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in the short-term to generate cash to meet debt maturities or other business needs. More precisely, as of June 30, 2010, we have identified the following alternative funding measures to support future business needs, including any stock repurchases that we may determine to execute of the $57.2 million remaining under our board-approved repurchase plan:

1.	Collect intercompany loan balances;

2.	Reduction of excess capital at LaBranche & Co. LLC to only required NLA (i.e., declare and pay a dividend to the holding company of excess NLA);

3.	Our NYX shares, as previously discussed, can be either sold or held as qualifying regulatory capital;

4.	Liquidation of available net invested capital at certain subsidiaries.

Alternative Funding Measures
($ millions)
Net cash capital	$51.2
Intercompany advance	7.9
Excess regulatory capital at subsidiaries (1)	25.6
Other investments (2)	2.3

Total cash available from alternative funding measures	$87.0

(1)	Subject to regulatory approval prior to distribution to the holding company.
(2)	After tax proceeds of hedge fund investments.

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

Our “Other liabilities” of $0.1 million reflected on the accompanying June 30, 2010 condensed consolidated statement of financial condition are principally comprised of uncertain tax positions pursuant to ASC 740. We reduced our tax contingency reserve by $12.3 million due to the sale of the DMM assets and the conclusion of a tax audit cycle during the first quarter of 2010. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future.

On January 29, 2010, we commenced a cash tender offer to purchase up to 15 million shares of our outstanding common stock at a price of $4.60 per share. The tender offer expired on March 1, 2010 at 5:00 p.m., New York City time. In accordance with the terms and conditions of the tender offer, we purchased 8,539,667 shares of our common stock at a price of $4.60 per share, for a total cost of approximately $39.3 million (excluding fees and expenses relating to the tender offer). Thus, the number of shares we purchased in the tender offer represented approximately 16.6% of our outstanding common stock, since we had 51,487,523 shares outstanding prior to the commencement of the tender offer (following all prior purchases made by us under the prior repurchase program). At June 30, 2010 approximately 42.5 million shares of our common stock remain outstanding. As of June 30, 2010, we had approximately $57.2 million in board-authorized repurchases remaining under our repurchase program. Repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

Regulated Subsidiaries

As a registered broker-dealer and NYSE Amex member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE/Amex (through FINRA). LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. As of June 30, 2010 and December 31, 2009, LSP’s net capital, as defined, was $38.3 million and $85.7 million, respectively, which exceeded minimum requirements by $37.8 million and $82.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.19 to 1 and .51 to 1, respectively. A component of the net capital reduction was regulatory capital charges on gross foreign currency positions which will be decreased in future periods.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of June 30, 2010 and December 31, 2009, LFS’ net capital, as defined, was $6.9 million and $26.1 million, respectively, which exceeded minimum requirements by $5.9 million and $25.1 million, respectively. In January 2010, LFS distributed $15 million to LaBranche & Co Inc. in the form of a dividend.

LFS is also subject to SEC Rule 15c3-3 because it maintains a soft dollar program that may result in credit balances to such clients. To comply with its June 30, 2010 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.3 million. To comply with its December 31, 2009 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.5 million.

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

On April 16, 2010, LSP and LFS subsidiaries submitted an application to FINRA to merge into one combined entity. In our opinion, the combined entity of LSP and LFS will enable us to more efficiently use our capital by aggregating their capital resources into one firm. The overall businesses to be conducted by the combined entity is not expected to be materially different than their operations as separate entities and as approved in the FINRA memberships to which each of LSP and LFS currently is a party. We will complete the merger as soon as reasonably practicable.

LSPS is a non-registered proprietary trading company that currently does not engage in any operations. It is anticipated that the Company will move some of its non-broker-dealer proprietary trading operations into LSPS in the third quarter of 2010.

Following the sale of our DMM operations on January 22, 2010, as a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of June 30, 2010 and December 31, 2009, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $0.9 million and $91.9 million, respectively, which exceeded the minimum requirements by $0.8 million and $10.1 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 7.31 to 1 and 0.02 to 1. During 2010, LLC distributed $117 million to LaBranche & Co Inc. in the form of a dividend.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, the NYSE/Amex and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/ 15 of aggregate indebtedness, as defined. As of June 30, 2010 and December 31, 2009, LSPD’s net capital, as defined, was $0.3 million and $2.4 million, respectively, which exceeded its minimum requirement by $0.3 million and $2.4 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on both dates was .01 to 1.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, our capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of June 30, 2010 Tier 1 capital, as defined, was $56.5 million which exceeded the total variable capital requirement by $8.9 million. As of December 31, 2009 Tier 1 capital, as defined, was $49.6 million which exceeded the total variable capital requirement by $3.2 million.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at June 30, 2010 and December 31, 2009) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at June 30, 2010 and December 31, 2009) or the variable required liquid capital as defined in the FRR. We monitor our compliance with the requirements of the FRR on a daily basis. As of June 30, 2010, LSPH’s liquid capital, as defined was $0.8 million, which exceeded its minimum requirements by $0.5 million. As of December 31, 2009, LSPH’s liquid capital, as defined was $0.4 million, which exceeded its minimum requirements by $0.1 million. In January and June 2010 and January and August 2009, LSPH received $0.5 million, $0.5 million, $1 million and $0.6 million, respectively, of share capital from its parent to increase the company’s regulatory capital above the minimum requirement. In July 2010, LSPH received share capital of $2.6 million from its parent to increase the company’s regulatory capital.

Failure by any of our broker-dealer subsidiaries to maintain its required net capital and NLA, where applicable, may subject it to suspension or revocation of its SEC registration or its suspension or expulsion by the NYSE, the NYSE/Amex and/or any other exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. We believe we have adequate resources to provide for all required capital in all jurisdictions and maintain sufficient excess capital for growth and other corporate activities, as necessary.

Cash Flows

Our cash and cash equivalents decreased $20.2 million to $166.5 million during the six months ended June 30, 2010. The decrease was primarily attributable to cash used for financing activities of $189.3 million for repayment of debt and the related debt servicing costs for the call opportunity of $5.2 million, $42.8 million for the purchase of treasury stock, cash used for investing activities of $0.3 million for capital asset additions and the purchase of exchange memberships and $4.2 million net decrease for the effect of exchange rate changes. This was offset by aggregate cash provided by operations of $221.7 million, which is comprised of a decrease in continuing operations working capital of $200.4 million mainly from the DMM operations and by cash provided from sale of the DMM assets of $32.0 million which is offset by a combined net loss from both continuing and discontinued operations of $10.7 million.

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

On January 14, 2010, Moody’s evaluated us following the debt redemption announcement and continued the outstanding senior note rating at B2, but changed the outlook from stable to positive based upon the increasing quality of our balance sheet and improved liquidity due to the 2012 Senior Note redemption, sale of the DMM business and decreased working capital requirements going forward.

In August 2008, we determined that only one rating agency was necessary to provide a rating for the outstanding senior notes. As such, we terminated our relationship for credit rating services from Standard & Poor’s Investor Services.

We no longer use Moody’s as a rating service since our debt was fully redeemed in the first quarter of 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first six months of 2010, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2009, as described in our 2009 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Due to regulatory requirements that prescribe communication barriers between our broker-dealer subsidiaries, we employ different compliance risk management procedures at each such subsidiary. These risk processes are set forth below:

Our Options and ETFs Market-Making Risk Management Process

As a market-maker in options and ETFs through our LSH Group of entities, we also trade as principal in those products and in other related products such as futures, options in the securities of other related industry companies and foreign currency products. In our market-making function, we bring immediacy and liquidity to the markets when we participate. Our market-making activities expose us to certain risks, including, but not limited to, price fluctuations and volatility and changes in market volumes.

In connection with our market-making activities, we are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, U.S. Government securities, corporate securities, futures and foreign currencies, for which we are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. We are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE, the NYSE/Amex and other exchanges. Additionally, in the event of nonperformance and unfavorable market price movements, we may be required to purchase or sell financial instruments at a loss.

Our traders purchase and sell futures, options, the stocks underlying certain ETF and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs market-making activities are responsible for monitoring these risks. These managers utilize proprietary and third-party software applications, as well as information received directly from the traders, to monitor market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Senior management of LSP receives automated real-time alerts throughout each trading day on whether any position has exceeded the size and/or risk guidelines set by them. In addition, the chief risk officer has formulated other real-time reports that he views during the trading day and escalates them at times to management of LSP, called “scenario reports,” which are provided by industry, geography and type of security, indicating the then-current value of our positions based on delta (market risk), vega (volatility risk) and theta (time decay risk). Any items that are escalated to management provide them the ability to make decisions on what to do with particular positions. These reports also monitor the actual profit and loss of listed securities on a real-time basis. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position, or when a material move in the profit and loss of our portfolio based on the dollar value of our positions, is observed by the chief risk officer, he communicates the issue to senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Most of our options, ETFs and related hedging transactions are executed in securities that are listed or quoted on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, which reduces potential credit risk.

We enter into various transactions involving derivatives and off balance sheet financial instruments in connection with our market-making business. These financial instruments include forwards and foreign exchange contracts, foreign exchange options, exchange-traded and over-the-counter options, and swaps, most of which we use to hedge the risk of our market-making portfolio. These trading activities exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets, which could cause the perceived benefits of these hedging transactions not to be realized. The risk management processes described above include these securities in monitoring the risks involved in our trading activities, and the risks can change quickly depending on market activity and the overall business and economic environment, both domestically and abroad.

The following chart illustrates how specified movements in the underlying securities prices of the options, ETFs and related hedging positions in our market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$(12,721)	$(1,861)	$—	$(574)	$(11,567)
March 31, 2010	$(43,373)	$(7,585)	$—	$(4,039)	$12,336
June 30, 2010	$1,042	$(1,214)	$—	$2,742	$12,092

The modeling of the risk characteristics of our trading positions involves a number of assumptions and approximations. While management believes that these assumptions and approximations are reasonable, there is no standard methodology for estimating this risk, and different methodologies would produce materially different estimates. The zero percent change column represents the profit or loss our options and ETFs market-making operations would experience on a daily basis if the relevant market remained unchanged.

Foreign Currency Risk & Interest Rate Risk

In connection with the trading of U.S.-registered shares of foreign issuers in connection with our market-making operations, we are exposed to varying degrees of foreign currency risk. The pricing of these securities is based on the value of the ordinary securities as denominated in their local currencies. Thus, a change in a foreign currency exchange rate relative to the U.S. dollar will result in a change in the value of U.S.-registered shares in which we are a market-maker.

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$1,328	$443	$(443)	$(1,328)
March 31, 2010	$13,953	$4,651	$(4,651)	$(13,953)
June 30, 2010	$(1,334)	$(445)	$445	$1,334

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in foreign currency exchange rates, security prices, volatility, interest rates and other related factors.

As market makers in options and ETFs, we generally maintain large positions. Historically, we have been operating in a low and moderate interest rate market. As such, we may be sensitive to interest rate increases or decreases and/or widening credit spreads, which may create a less favorable operating environment for this line of business.

Foreign Currency Principal Trading Risk

We engage in principal trading of foreign currency products outside of our market-making operations. These foreign currency products include foreign exchange contracts and foreign exchange options, exchange traded and over-the-counter foreign exchange options and index ETFs and, at times, swaps. Our foreign currency principal trading activities expose us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements, political/geographical news and developments and changes in the liquidity of markets.

Due to the fact that a large portion of the foreign currency markets are traded over the counter, it is more difficult to obtain real-time risk reports in connection with this business. In addition, the risk-monitoring process of our foreign currency business is more dependent on manual input of our positions and end-of-day pricing reports. We utilize a third party report throughout the trading day to monitor what our positions are, and the report is populated manually by the foreign currency trading group to ensure our position is accurately reflected. However, price fluctuations are not always captured real-time since the reporting agencies, such as Bloomberg and Reuters, only publish pricing updates after the markets close or at the end of each business day rather than throughout the day. Although we believe we have more than adequate risk reporting for this business on the next trading day, the intra-day risk management may not always accurately reflect the risk involved with our foreign currency trading operations. These reports provide analysis of our portfolio at the end of the day based on changes that may occur in the market. We are continually looking for ways to monitor these risks better during the trading day, but until real-time price reporting for foreign currency products improves in the market place, we are more reliant throughout the trading day on the views of, and communication with, our traders. Our chief risk officer communicates with these traders before and during each business day to monitor our risks and ensure our positions are accurately reflected to and understood by management.

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of June 30, 2010, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business. In the fourth quarter of 2009 and the first quarter of 2010, we sold approximately 2.0 million of our 3.1 million previously-owned NYX shares, leaving us with a position of approximately 1.1 million NYX shares.

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

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$(113)	$(37)	$—	$37	$113
March 31, 2010	$(501)	$(167)	$—	$167	$501
June 30, 2010	$(226)	$(75)	$—	$75	$226

Our Cash Equities DMM Risk Management Process (through January 22, 2010)

Our cash equities activities on the NYSE, prior to the sale of our DMM operations to Barclays on January 22, 2010, exposed our capital to significant risks. Our central role in the HYBRID market helped us to manage these risks by incorporating up-to-date market information in the management of our inventory, subject to our DMM obligations. We had developed a risk management process at our LaBranche & Co. LLC subsidiary that was designed to balance our ability to profit from our DMM activities with our exposure to potential losses and compliance risk. This risk management process included participation by our corporate compliance committee, executive operating committee, floor management committee, post managers, floor captains, DMMs and chief risk officer.

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

Operational and Technology Risk

Operational risk relates to the risk of loss from external events, and from failures in internal processes or information systems. In each of our business segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the exchanges on which we transact our trading activities, we have made significant investments in our trade processing and execution systems. Management constantly monitors our positions and transactions in order to mitigate our risks and identify troublesome trends should they occur. The substantial capital we had invested in on-line systems and automated exception reports affords management instant access to specific trading information at any time during the trading day, including:

•	our aggregate long and short positions;

•	the various positions of each of our trading professionals;

•	our overall position in a particular stock; and

•	capital and profit-and-loss information on an aggregate, per market maker or per issue basis.

Our information systems sent and received data through dedicated data feeds. Our options and ETFs and market-making operations utilize internally-developed and third-party software applications to monitor our positions and profits and losses on a real-time basis. With respect to certain over-the-counter foreign currency and other securities transactions, we rely on our personnel to manually input positional and other trading information, such as foreign currency positions, dividend and corporate action information in order to accurately reflect our total portfolio. In the event these manual processes do not work as designed or if human error causes missed positions or inaccurate input, the automated risk systems could have errors, as well. We employ additional procedures, such as management and trader review of the reports, to determine whether any manual inputs have been missed or erroneously input so that we have comfort that these positions are accurately reflected in our reports. The pricing of certain less-liquid foreign currency securities (such as foreign currency options and over-the-counter trades) are often not published by market data providers until after the trading day closes and there can be some stale prices that need to be updated at the end of the trading day. Therefore, some of our foreign currency portfolio risk management cannot be done until late in the evening or the next trading day. We monitor these positions during the trading day by relying on the experience of our traders, risk personnel and other members of LSP’s management, based on the knowledge of these markets and their understanding of the trading in these products.

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

We have developed and implemented a business continuity plan, which includes a comprehensive disaster recovery plan. We have a back-up disaster recovery center in New York, outside of Manhattan, and Chicago as well as redundant trading facilities in Connecticut, London and Hong Kong.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in the Company’s legal proceedings since the March 16, 2010 filing of its 2009 10-K and the May 10, 2010 filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter 10-Q”), except as follows:

NYSE Regulation proceeding against LSP and former trader. On June 11, 2010, NYSE Regulation, Inc.’s Division of Enforcement (“NYSE Regulation”), on behalf of NYSE Amex, LLC (“NYSE Amex”) and NYSE Arca Equities, Inc. (“NYSE Arca”), commenced a proceeding against LSP and LSP’s former head of options trading alleging, during the period from March 2005 through July 2007, violations of Regulation SHO Rule 203(b)(1), by allegedly effecting short sales of “threshold securities” without first locating shares to borrow, allegedly in improper reliance upon Regulation SHO’s market maker exemption from locate requirements; Regulation SHO Rule 203(b)(3), by allegedly entering closing transactions that failed to properly close out fail-to-deliver positions in the “threshold securities;” and Part 224 of the Federal Reserve Board Rules (“Regulation X”), by allegedly causing LSP’s clearing firm to improperly extend LSP “good faith margin” as a market maker. NYSE Regulation also alleges, during the period from September 18, 2008 to October 8, 2008, violations of Section 12(k)(4) of the Securities Exchange Act of 1934 and the Securities and Exchange Commission’s September 18, 2008 Emergency Order that banned the short selling of securities of financial services companies, by improperly relying on an exemption that would enable short sales of the common stock of financial services companies. NYSE Regulation also alleges, during both of these time periods, violations of AMEX Rule 320 and NYSE Arca Rule 6.18(b), by allegedly failing to supervise these trading activities to comply with the rules alleged to have been violated.

On July 27, 2010, the Respondents filed a Joint Answer with NYSE Amex and NYSE Arca denying all allegations and asserting defenses.

We believe that the claims asserted against us and our operating subsidiaries in the pending proceedings described in the 2009 Form 10-K, the First Quarter 10-Q and above are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2009 Form 10-K, the First Quarter 10-Q and above, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

We repurchased an aggregate of 643,867 shares in open-market transactions under our repurchase program during the second quarter of 2010, at a total cost of approximately $3.1 million, as set forth by month and average price paid in the table below.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2010	140,183	$4.94	140,183	(1)
May 1 – May 31, 2010	488,999	4.73	488,999	(1)
June 1 – June 30, 2010	14,685	3.99	14,685	(1)

Total	643,867	$4.76	643,867	(1)

(1)	Since board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

Following these repurchases, as well our previous quarters’ repurchases of our shares under the repurchase plan, we have repurchased approximately $84.4 million of our common stock under the repurchase plan through June 30, 2010.

The repurchase of the 8,539,667 shares in the tender offer, combined with the 11,603,036 shares repurchased by us pursuant to Board-authorized purchases over the past 24 months, have resulted in our repurchasing an aggregate of 20,142,703 shares of our common stock under board-authorized repurchase plans. These repurchases constitute an aggregate of 32.5% of our outstanding shares of common stock to date under our board-authorized repurchase programs.

Following these repurchases approximately $57.2 million of our common stock remained authorized for purchase under our current repurchase plan as of June 30, 2010. Additional repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2010	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.