Form 10-Q
period 2010-09-30
LABRANCHE & CO INC
filed 2010-11-05
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of November 5, 2010 was 40,931,997.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009 (1)	2010	2009 (1)
REVENUES:
Net (loss) gain on trading	$(3,784)	$11,863	$17,361	$16,303
Commissions and other fees	2,095	7,222	11,081	22,961
Trading interest	239	—	1,288	1,925
Other	189	727	948	3,269

Total revenues	(1,261)	19,812	30,678	44,458

Interest expense:
Debt	—	5,388	2,639	16,445
Inventory financing	2,315	5,269	11,581	16,359

Total interest expense	2,315	10,657	14,220	32,804

Revenues, net of interest expense	(3,576)	9,155	16,458	11,654

EXPENSES:
Employee compensation and related benefits	5,413	11,164	21,966	27,958
Exchange, clearing and brokerage fees	2,963	9,542	13,271	25,529
Depreciation and amortization	479	1,025	1,451	2,948
Legal and professional fees	1,183	695	2,955	1,929
Communications	1,986	710	7,131	7,163
Occupancy	828	2,617	2,702	2,058
Early extinguishment of debt	—	—	7,192	(762)
Other	1,406	2,548	5,104	8,621

Total expenses	14,258	28,301	61,772	75,444

(Loss) from continuing operations before (benefit) provision for income taxes	(17,834)	(19,146)	(45,314)	(63,790)
(Benefit) for income taxes	(7,385)	(7,720)	(17,480)	(26,196)

(Loss) from continuing operations	(10,449)	(11,426)	(27,834)	(37,594)

Discontinued operations:
Income (loss) from operations of discontinued unit	—	4,123	(352)	19,583
Provision (benefit) for income taxes	—	1,597	(4,019)	7,323

Income from discontinued operations	—	2,526	3,667	12,260

Net (loss)	$(10,449)	$(8,900)	$(24,167)	$(25,334)

Weighted-average common shares outstanding:
Basic	42,082	53,638	44,409	55,790
Diluted	42,082	53,638	44,409	55,790

Basic net (loss) per common share:
Continuing operations	$(0.25)	$(0.21)	$(0.62)	$(0.67)
Discontinued operations (1)	$—	$0.04	$0.08	$0.22

Total operations	$(0.25)	$(0.17)	$(0.54)	$(0.45)

Diluted net (loss) income per common share:
Continuing operations	$(0.25)	$(0.21)	$(0.62)	$(0.67)
Discontinued operations (1)	$—	$0.04	$0.08	$0.22

Total operations	$(0.25)	$(0.17)	$(0.54)	$(0.45)

(1)	In accordance with Financial Accounting Standards Board Accounting Standards the results of the DMM business have been reclassified as a discontinued operation for all periods presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	September 30, 2010	December 31, 2009 (1)
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$83,557	$186,737
Cash and securities segregated under federal regulations	1,727	1,727
Receivable from brokers, dealers and clearing organizations	225,571	51,984
Receivable from customers	—	42,790

Financial instruments owned, at fair value	1,092,525	3,318,693
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $10,221 and $8,777, respectively	10,435	11,680
Held for sale	—	32,748
Deferred tax assets	38,915	25,457
Income tax receivable	2,083	12,208
Other assets	8,811	17,808

Total assets	$1,463,624	$3,701,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$183,590	$615,245
Payable to customers	34	43,515
Financial instruments sold, but not yet purchased, at fair value	1,018,046	2,489,871
Accrued compensation	3,695	9,431
Accounts payable and other accrued expenses	7,739	14,815
Deferred rent expense and credit	2,661	2,711
Other liabilities	5	12,945
Income and deferred taxes payable	17	1,968
Held for sale	—	749
Short-term debt	—	189,323

Total liabilities	1,215,787	3,380,573

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 62,654,430 shares issued, 41,317,461 shares outstanding at September 30, 2010 and 62,397,795 shares issued, 51,470,826 shares outstanding at December 31, 2009	627	624
Treasury stock, at cost, 21,336,969 and 10,926,969 at September 30, 2010 and December 31, 2009, respectively	(88,970)	(41,569)
Additional paid-in capital	700,036	700,738
Accumulated deficit	(358,758)	(334,591)
Accumulated other comprehensive loss	(5,098)	(3,943)

Total stockholders’ equity	247,837	321,259

Total liabilities and stockholders’ equity	$1,463,624	$3,701,832

(1)	Certain of the Company’s December 31, 2009 balances have been adjusted to conform to the presentation in the current period. Counterparty netting agreements were applied to derivative contracts for financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value. This adjustment did not affect stockholders’ equity or earnings.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(000’s omitted)

	Common Stock
	Shares	Amount	Treasury Stock	(1) Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCES, December 31, 2008	58,197	$620	$(16,369)	$702,475	$(236,771)	$(7,105)	$442,850

Net loss	—	—	—	—	(97,820)	—	(97,820)
Other comprehensive loss:
Cumulative translation, adjustment net of taxes	—	—	—	—	—	3,162	3,162

Comprehensive loss							(94,658)

Purchase of treasury stock	(7,112)	—	(25,200)	—	—	—	(25,200)
Issuance of restricted stock, shares for option exercises and related compensation	386	4	—	(1,737)	—	—	(1,733)

BALANCES, December 31, 2009	51,471	$624	$(41,569)	$700,738	$(334,591)	$(3,943)	$321,259
Net loss	—	—	—	—	(24,167)	—	(24,167)
Other comprehensive loss:
Cumulative translation, adjustment net of taxes	—	—	—	—	—	(1,155)	(1,155)

Comprehensive loss							(25,322)

Purchase of treasury stock	(10,410)	—	(47,401)	—	—	—	(47,401)
Issuance of restricted stock, shares for option exercises and related compensation	257	3	—	(702)	—	—	(699)

BALANCES, September 30, 2010, unaudited	41,318	$627	$(88,970)	$700,036	$(358,758)	$(5,098)	$247,837

(1)	RSU income is the result of forfeitures in 2010 and 2009 due to employee turnover.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Nine Months Ended September 30,
	2010	2009 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(27,834)	$(35,823)
Income from discontinued operations, net of tax	3,667	10,489

Net loss	(24,167)	(25,334)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,460	2,994
Amortization of debt issuance costs and bond discount	2,058	544
Early extinguishment of debt	5,228	(762)
Share-based compensation expense	(742)	(2,124)
Deferred tax benefit	(13,546)	(12,588)
Deferred rent expense and credit	(50)	(180)
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	—	149
Receivable from brokers, dealers and clearing organizations	(173,825)	30,575
Receivable from customers	42,790	(16,664)
Financial instruments owned, at fair value	2,217,873	(416,239)
Income tax receivable	10,124	(8,470)
Other assets	7,059	12,073
Payable to brokers, dealers and clearing organizations	(427,072)	280,923
Payable to customers	(43,481)	4,823
Financial instruments sold, but not yet purchased, at fair value	(1,469,412)	106,942
Accrued compensation	(5,696)	(69,514)
Accounts payable and other accrued expenses	(7,065)	(1,757)
Other liabilities	(12,940)	(110)
Income tax payable	(1,303)	(6,536)

Net cash provided by (used in) operating activities of continuing operations	107,291	(121,255)
Net cash provided by (used in) operating activities of discontinued operations	31,999	(3)

Net cash provided by (used in) operating activities	139,290	(121,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(221)	(1,695)
Payments for purchases of exchange memberships	(125)	—

Net cash used in investing activities of continuing operations	(346)	(1,695)

Net cash used in investing activities	(346)	(1,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of short-term debt	(189,323)	(10,000)
Discount (premium) on early extinguishment of debt	(5,228)	900
Purchases of treasury stock	(47,401)	(19,322)

Net cash used in financing activities of continuing operations	(241,952)	(28,422)

Net cash used in financing activities	(241,952)	(28,422)

Effect of exchange rate changes on cash and cash equivalents	(172)	2,808
Decrease in cash and cash equivalents	$(103,180)	$(148,567)
CASH AND CASH EQUIVALENTS, beginning of period	186,737	304,179

CASH AND CASH EQUIVALENTS, end of period	$83,557	$155,612

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$16,991	$27,809
Income taxes	$1,485	$10,520

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
On June 14, 2010, the Company exchanged its CBOE memberships with an adjusted basis of $0.7 million for 160,000 shares of CBOE Holdings, Inc. common stock valued at $4.7 million. The Company recognized a $4.0 million gain from the exchange of the assets, which was a non-cash transaction.

(1)	Certain of the Company’s September 30, 2009 balances have been adjusted to conform to the presentation in the current period.

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

LSP is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that operates as a market-maker in options and Exchange Traded Funds (“ETFs”), engages in hedging activities related to its market-making operations and conducts principal trading activities in options, ETFs, structured notes, foreign currency securities and futures. LFS is a registered broker-dealer and a member of the New York Stock Exchange (“NYSE”) and other exchanges and primarily provides securities execution and brokerage services to institutional investors and professional traders, and is a market maker in over-the-counter, bulletin board and pink sheet securities. LSPS is a non-registered proprietary trading company that currently is inactive. It is anticipated that the Company will move some of its non-broker-dealer proprietary trading operations into LSPS, in the fourth quarter of 2010. LaBranche LLC is a registered broker-dealer that, until January 22, 2010, operated primarily as a Designated Market Maker (“DMM”) in equity securities and rights listed on the NYSE. On January 22, 2010, the Company sold its DMM business to Barclays Capital, Inc., a division of Barclays Bank Plc (“Barclays”). LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD is a registered broker-dealer and FINRA member firm that is primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. BV ceased operations on June 30, 2007 and is currently inactive.

On April 16, 2010, LSP and LFS submitted an application to FINRA to merge into one combined entity. On November 1, 2010 the Company received formal approval of the merger from FINRA (see subsequent events). The Company anticipates that the merger will be consummated in the fourth quarter of 2010. The overall business to be conducted by the combined entity is not expected to be materially different than their operations as separate entities and as approved in the FINRA memberships to which each of LSP and LFS currently is a party.

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

New Accounting Developments

Fair Value Measurements

On January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis as well as the reason for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 roll forward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. The Company has included the detail for its Level 3 assets as part of its ASC 820 disclosure.

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

The unaudited interim condensed consolidated financial information as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of September 30, 2010 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2010 (the “2009 10-K”). Results for the three and nine months ended September 30, 2010 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

4.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” and “Accounting for Uncertainty in Income Taxes”. This statement requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities and net operating loss carry-forwards. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that are expected to be in effect when such differences reverse.

The Company’s tax contingency reserve remains unchanged for the quarter ended September 30, 2010. The Company has a tax valuation allowance of $3.6 million for state and local net operating losses established in the first quarter of 2010 which remains in the net deferred tax asset balance. The tax expense for the nine month period ended September 30, 2010, includes a $950,000 charge for income taxes from continuing operations which is comprised of the netting of a deferred tax valuation charge partially offset by a reduction to contingent liabilities due to the conclusion of an examination cycle. The discontinued operations current and deferred taxes included an additional tax benefit of $3.8 million related to adjustments mainly for assets sold with the DMM business in the first quarter of 2010.

The components of the (benefit) for income taxes reflected on the condensed consolidated statements of operations are set forth below (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total
Current income taxes:
Federal	$(360)	$148	$(7,187)	$(8,040)
Foreign	(247)	1,084	474	3,622
State and local	(84)	(312)	1,372	(849)

Total current	(691)	920	(5,341)	(5,267)

Deferred income taxes:
Federal	(5,409)	(7,752)	(10,318)	(11,058)
State and local	(1,285)	709	(5,840)	(2,548)

Total deferred	(6,694)	(7,043)	(16,158)	(13,606)

Total (benefit) provision for income taxes	$(7,385)	$(6,123)	$(21,499)	$(18,873)

Continuing Operations
Current income taxes
Federal	$(360)	$20	$(2,246)	$(10,368)
Foreign	(247)	1,084	474	3,622
State and local	(84)	(330)	601	(1,182)

Total current	(691)	774	(1,171)	(7,928)

Deferred income taxes:
Federal	(5,409)	(9,022)	(10,440)	(15,137)
State and local	(1,285)	528	(5,869)	(3,131)

Total deferred	(6,694)	(8,494)	(16,309)	(18,268)

Total (benefit) provision for income taxes	$(7,385)	$(7,720)	$(17,480)	$(26,196)

Discontinued Operations
Current income taxes
Federal	$—	$128	$(4,941)	$2,328
State and local	—	18	771	333

Total current	—	146	(4,170)	2,661

Deferred income taxes:
Federal	—	1,270	122	4,079
State and local	—	181	29	583

Total deferred	—	1,451	151	4,662

Total provision (benefit) for income taxes	$—	$1,597	$(4,019)	$7,323

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

As a registered broker-dealer and FINRA member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2010 and December 31, 2009, LSP’s net capital, as defined, was $31.8 million and $85.7 million, respectively, which exceeded minimum requirements by $31.3 million and $82.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.22 to 1 and 0.51 to 1, respectively. The net capital reduction is mainly attributable to trading losses and increased regulatory capital charges on gross foreign currency positions which will be decreased in future periods. We expect the capital charges on gross foreign currency positions to decline in future periods. In July 2010, LSP distributed $10 million to LaBranche Structured Holdings, Inc. in the form of a dividend.

As a registered broker-dealer and member firm of the NYSE and FINRA, LFS is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of September 30, 2010 and December 31, 2009, LFS’ net capital, as defined, was $5.1 million and $26.1 million, respectively, which exceeded minimum requirements by $4.1 million and $25.1 million, respectively. In January 2010, LFS distributed $15 million to the Holding Company in the form of a dividend.

LFS is also subject to SEC Rule 15c3-3 because it maintains a soft dollar program that may result in credit balances to such clients. To comply with its September 30, 2010 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.4 million. To comply with its December 31, 2009 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.5 million.

LSP and LFS submitted an application to FINRA to merge into one combined entity as disclosed in Note 1 and received formal approval on November 1, 2010. It is anticipated that, upon completion of the proposed merger, the combined entity’s net capital requirement as a FINRA member firm and registered broker-dealer will be equivalent to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. The Company expects that the combined entity will have sufficient capital resources to meet and exceed these capital requirements.

LaBranche LLC, as a DMM until January 22, 2010, and member of the NYSE, was subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche LLC was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of September 30, 2010 and December 31, 2009, LaBranche LLC’s net capital, as defined under SEC Rule 15c3-1, was $0.9 million and $91.9 million, respectively, which exceeded the minimum requirements by $0.8 million and $90.9 million, respectively. LaBranche LLC had no aggregate indebtedness as of September 30, 2010. LaBranche LLC’s aggregate indebtedness to net capital ratio on December 31, 2009 was 0.02 to 1. During 2010, LaBranche LLC distributed $117 million to the Holding Company in the form of a dividend.

The NYSE generally requires its DMM firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of December 31, 2009, when LaBranche LLC was still a DMM firm, its NYSE minimum required dollar amount of NLA, as defined, was $70.2 million and its actual NLA, as defined, was $85.3 million. As of December 31, 2009, LaBranche LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of that date. Since the completion of the sale of the DMM business on January 22, 2010, LaBranche LLC has no longer been subject to the NLA requirement.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/ 15 of aggregate indebtedness, as defined. As of September 30, 2010 and December 31, 2009, LSPD’s net capital, as defined, was $0.2 million and $2.4 million, respectively, which exceeded its minimum requirements by $0.2 million and $2.4 million, respectively. In January 2010, LSPD distributed $2.0 million to its parent in the form of a dividend.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of

Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of September 30, 2010, Tier 1 capital, as defined, was $59.4 million which exceeded the total variable capital requirement by $38.8 million. At December 31, 2009, Tier 1 capital, as defined, was $49.6 million which exceeded the total variable capital requirement by $3.2 million. In both April and July 2009, LSPE received approximately $5 million of share capital from its parent.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at September 30, 2010 and December 31, 2009) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at September 30, 2010 and December 31, 2009) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of September 30, 2010, LSPH’s liquid capital, as defined was $3.2 million, which exceeded its minimum requirements by $2.8 million. As of December 31, 2009, LSPH’s liquid capital, as defined was $0.4 million, which exceeded its minimum requirements by $0.1 million. In January and September 2010 and January and August 2009, LSPH received $0.5 million, $0.5 million, $1 million and $0.6 million, respectively, of share capital from its parent to increase the company’s regulatory capital above the minimum requirement. In July 2010, LSPH received share capital of $2.6 million from its parent to increase the company’s regulatory capital.

6.	INCOME (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share are set forth below (000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator for basic and diluted (loss) income per common share – net (loss)	$(10,449)	$(8,900)	$(24,167)	$(25,334)
Denominator for basic (loss) income per common share – weighted-average number of common shares outstanding	42,082	53,638	44,409	55,790

Dilutive shares:
Restricted stock units	—	—	—	—

Denominator for diluted (loss) income per common share – weighted-average number of common shares outstanding	42,082	53,638	44,409	55,790

Basic net (loss) income per common share:
Continuing operations	$(0.25)	$(0.21)	$(0.62)	$(0.67)
Discontinued operations	$—	$0.04	$0.08	$0.22

Total operations	$(0.25)	$(0.17)	$(0.54)	$(0.45)

Diluted net (loss) income per common share:
Continuing operations	$(0.25)	$(0.21)	$(0.62)	$(0.67)
Discontinued operations	$—	$0.04	$0.08	$0.22

Total operations	$(0.25)	$(0.17)	$(0.54)	$(0.45)

Options to purchase an aggregate of 230,000 and 325,000 shares of common stock were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted (loss) income per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the quarter and nine months ended September 30, 2010 and the quarter and nine months ended September 30, 2009, 0, 0 217,142 and 264,493 potentially dilutive shares represented by restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive as the Company had a net losses.

On January 29, 2010, the Company commenced a tender offer to purchase up to 15,000,000 shares of its outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and the Company repurchased an aggregate of 8,539,667 shares of common stock at a price of $4.60 per share plus transaction costs, for a total tender price of $39.6 million. Excluding the tender offer transaction, the Company repurchased an aggregate of 1,870,333 shares of its outstanding common stock for the nine months ended September 30, 2010, for a total price of $7.8 million or an average price of $4.17 per share. For the nine months ended September 30, 2010 the Company, through the tender offer and purchases in the open market, purchased an aggregate of 10,410,000 shares of its commons stock at a total cost of $47.4 million at an average cost of $4.55 per share. Following the tender offer and other repurchases in the first three quarters of 2010, the Company had 41,317,461 million shares of common stock outstanding as of September 30, 2010.

7.	EMPLOYEE INCENTIVE PLANS

ASC 505 and 718, “Share Based Payments” requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of ASC 505 and 718:

The Company has sponsored two share-based employee incentive plan – the LaBranche & Co Inc. Equity Incentive Plan (the “Old Plan”), which terminated in August 2009, and the LaBranche & Co Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The Old Plan provided, and the 2010 Plan which provides for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units (“RSUs”), unrestricted shares and stock appreciation rights.

The rights of any person who received an option grant or grant of restricted stock units under the Old Plan that are currently outstanding were not affected by reason of the termination of the Old Plan and have continued in accordance with the terms of the award agreement (as then in effect or thereafter amended) regarding those options or restricted stock units. The Company’s Board of Directors approved the 2010 plan on January 14, 2010 and on May 7, 2010, the Company’s Board of Directors amended the 2010 Plan to disallow re-pricing of options granted under the 2010 Plan without the prior approval of the Company’s stockholders and to reduce the number of shares available for issuance under the 2010 Plan from 4,500,000 shares to 2,000,000 shares. The 2010 Plan, as so amended, was approved by the stockholders of the Company at the Company’s 2010 annual meeting of stockholders, on May 18, 2010.

The fair value of the restricted stock awards granted under the Old Plan was determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Similarly, any restricted stock awards to be granted under the new 2010 Plan will be determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Under both the Old Plan and the 2010 Plan, the grant date is determined to be the date the compensation committee of the Board of Directors approved the grant, except in circumstances where the approval by the compensation committee is contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date would be the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Old Plan recognized during the three and nine months ended September 30, 2010 was approximately $0.2 million and $0.8 million, respectively, compared to approximately $0.8 million and $2.7 million respectively for the same periods in 2009. The only grants of common stock that have been made to date under the 2010 Plan were the automatic grants of 65,743 shares of the Company’s common stock to the Company’s independent directors in June 2010 for attendance of Board and committee meetings in 2009. There was no amortization of compensation costs in the third quarter of 2010 for these grants because they were not subject to any vesting provisions. During the first and third quarter of 2010, the Company reevaluated the forfeiture rate used to calculate share based payments due to the departure of personnel who had been granted restricted stock units that had not vested prior to their departure. The change in the forfeiture rate resulted in a benefit net of income taxes of $0.4 million and $1.5 million for the three and nine months ended September 30, 2010. The tax benefit realized in the Condensed Consolidated Statements of Operations for the 2010 Plan was approximately $0.1 million and $0.3 million, respectively for three and nine months ended September 30, 2010, excluding the amount recorded for the change in the forfeiture rate, compared to $0.3 million and $1.1 million, respectively, for the same periods in 2009.

Unrecognized compensation cost related to the Company’s non-vested stock options and restricted stock unit awards totaled $0.0 million, at fair value, at September 30, 2010, and $1.4 million at December 31, 2009.

ASC 505 and 718 generally requires share-based awards granted to retirement-eligible employees to be expensed immediately. The Company did not grant any share-based awards prior to our adoption of ASC 505 and 718 to retirement-eligible employees or to employees with non-substantive non-compete agreements. In addition, no grants of any stock options or RSUs were changed or amended after the Company’s adoption of ASC 505 and 718 to reflect retirement eligibility or non-compete agreements.

The total number of shares of the Company’s common stock that can be issued under the 2010 Plan through the 2010 Plan’s termination date cannot exceed 2,000,000 shares. The total number of shares of the Company’s common stock that could have been issued under the Old Plan through the Old Plan’s termination date could not exceed 7,687,500 shares. As of August 24, 2009 (the date the Old Plan terminated), 4,253,595 shares remained available for grant under the Old Plan. Due to the termination of the Old Plan on August 24, 2009, there were no shares available for grant under the Old Plan as of September 30, 2010.

Restricted Stock Units

At September 30, 2010, there are no RSUs outstanding. Those outstanding as of September 30, 2009 required future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs were granted under the Company’s Old Plan and vested over varying numbers of years. An employee who received RSUs under the Old Plan or who receives RSUs under the 2010 Plan does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of the RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Average Price per Share
RSUs Outstanding as of December 31, 2009	642,345	$4.30
Granted	—	—
Vested	(27,497)	8.99
Forfeited	(124,663)	4.93

RSUs Outstanding as of March 31, 2010	490,185	$3.88

Granted	—	—
Vested	(163,395)	3.88
Forfeited	—	—

RSUs Outstanding as of June 30, 2010	326,790	$3.88

Granted	—	—
Vested	—
Forfeited	(326,790)	3.88

RSUs Outstanding as of September 30, 2010	—	$—

Under ASC 505 and 718, the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. As of September 30, 2010, there are no outstanding RSUS and therefore, no shares of common stock remaining that can vest under and RSUs. All of the remaining shares that could have vested under then outstanding RSUS were forfeited in the third quarter of 2010.

Stock Options

As of September 30, 2010, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Old Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statements of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Average Exercise Price per Share
Options Outstanding as of December 31, 2009	325,000	$35.23
Options Granted	—	—
Options Exercised	—	—
Options Forfeited	(95,000)	35.79

Options Outstanding as of March 31, 2010	230,000	$35.00

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—

Options Outstanding as of June 30, 2010	230,000	$35.00

Options Granted	—	—
Options Exercised	—	—
Options Forfeited	—	—

Options Outstanding as of September 30, 2010	230,000	$35.00

Options Exercisable as of:
March 31, 2010	230,000	$35.00
June 30, 2010	230,000	$35.00
September 30, 2010	230,000	$35.00

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$31.00 – $40.99	230,000	1.30	$35.00	230,000	$35.00

No options were exercised during the three and nine months ended September 30, 2010 and 2009. The options are due to expire January 17, 2012.

8.	BUSINESS SEGMENTS

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

The Company’s Institutional Brokerage segment provides mainly securities execution and brokerage services to institutional investors and professional traders, and currently includes the operations of LFS and, through September 2010, included the leveraged loan operations of the Holding Company. LFS was a market-maker in over-the-counter, bulletin board and pink sheet securities through August 2010 serving as a liquidity provider in those securities. LFS ceased trading leveraged loan and fixed income trading products in July of 2010, but continues to maintain certain of those market-making positions following departure of its market-making staff.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009 (1)	2010	2009 (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Market-Making Segment:
Total revenues, net interest expense	$(4,354)	$6,904	$8,420	$5,217
Operating expenses	8,639	15,822	30,280	38,715
Depreciation and amortization	34	55	115	154

(Loss) before taxes	$(13,027)	$(8,973)	$(21,975)	$(33,652)

Segment assets	$1,387,737	$3,848,792	$1,387,737	$3,848,792

Institutional Brokerage Segment:
Total revenues, net interest expense	$685	$7,670	$12,327	$23,169
Operating expenses	3,449	9,574	17,882	27,912
Depreciation and amortization	3	2	10	7

(Loss) before taxes	$(2,767)	$(1,906)	$(5,565)	$(4,750)

Segment assets	$21,775	$60,272	$21,775	$60,272

Other:
Total revenues, net of interest expense	$93	$(5,419)	$(4,327)	$(16,732)
Operating expenses	1,691	1,880	4,916	6,631
Early extinguishment of debt	—	—	7,192	(762)
Depreciation and amortization	442	968	1,326	2,787

Loss before taxes	$(2,040)	$(8,267)	$(17,761)	$(25,388)

Segment assets	$54,112	$94,478	$54,112	$94,478

Total:
Total revenues, net of interest expense	$(3,576)	$9,155	$16,420	$11,654
Operating expenses	13,779	27,276	53,078	73,258
Early extinguishment of debt	—	—	7,192	(762)
Depreciation and amortization	479	1,025	1,451	2,948

(Loss) before taxes	$(17,834)	$(19,146)	$(45,301)	$(63,790)

Assets	$1,463,624	$4,003,542	$1,463,624	$4,003,542

(1)	Certain of the Company’s September 30, 2009 balances have been adjusted to conform to the presentation in the current period.

9.	NYSE EURONEXT, INC. POSITION

As of September 30, 2010, the Company, through its subsidiaries, holds approximately 1.0 million NYX shares.

The Company has accounted for its investment in NYX as corporate equities at fair value pursuant to ASC 820 at September 30, 2010. At September 30, 2010, the NYSE closing market price for the NYX shares was $28.57 per share as compared to the closing price of NYX shares at June 30, 2010 which was $27.63 per share. This resulted in the Company’s recognition of a pre-tax gain of $1.1 million for the three months ended September 30, 2010, which is included in net (loss) gain on trading in the Company’s condensed consolidated statements of operations.

On September 30, 2010, the quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on September 12, 2010. The aggregate dividend payment with respect to the Company’s NYX shares was $0.3 million and $.9 million, respectively for the quarters ended September 30, 2010 and 2009, respectively.

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

ASC 820 outlines a fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under ASC 820 are as follows:

Level 1 –	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 –	Quoted prices for similar instruments in active markets, quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 –	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Such valuation techniques include the use of option pricing models discounted cash flow models, and similar techniques.

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the dates presented (000’s omitted):

September 30, 2010

(unaudited)

	Level 1	Level 2	Level 3	Netting and Collateral	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities, not readily marketable	$—	$3,127	$—	$—	$3,127
Corporate equities	369,734	8	—	—	369,742
Government and corporate bonds	14,149	—	—	—	14,149
Derivative contracts	214,097	202,831	—	(197,150)	219,778
Exchange-traded funds	482,877	—	—	—	482,877
Leveraged loans	790	—	—	—	790
Investment partnerships		2,062	—	—	2,062

Total financial instruments owned	1,081,647	208,028	—	(197,150)	1,092,525

Government obligations	1,000	—	—	—	1,000
Cash and securities segregated under federal regulations	1,727	—	—	—	1,727

Total assets, at fair value	$1,084,374	$208,028	$—	$(197,150)	$1,095,252

LIABILITIES:
Government and corporate bonds	$70,944	$85	$—	$—	$71,029
Corporate equities	314,044	2	—	—	314,046
Derivative contracts	186,477	201,356	—	(201,356)	186,477
Exchange-traded funds	446,494		—		446,494

Total financial instruments sold, not yet purchased, at fair value	$1,017,959	$201,443	$—	$(201,356)	$1,018,046

December 31, 2009 (audited)
	Level 1	Level 2	Level 3	Netting and Collateral	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,568,968	$104	$—	$(33,041)	$1,536,031
Government and corporate bonds	11,404	501	—	—	11,905
Derivative contracts	576,453	—	—	(27,004)	549,449
Exchange-traded funds	1,217,639	—	—	—	1,217,639
Leveraged loans	—	1,443	—	—	1,443
Investment partnerships	—	2,226	—	—	2,226

Total financial instruments owned	3,374,464	4,274	—	(60,045)	3,318,693

Government obligations	21,006	—	—		21,006
Cash and securities segregated under federal regulations	1,727	—	—		1,727

Total assets, at fair value	$3,397,197	$4,274	$—	$(60,045)	$3,341,426

LIABILITIES:
Government and corporate bonds	$135,691	$722	$—	$—	$136,413
Corporate equities	1,227,655	—	—	(30,284)	1,197,371
Derivative contracts	712,926	—	—	(48,047)	664,879
Exchange-traded funds	491,208	—	—	—	491,208

Total financial instruments sold, not yet purchased, at fair value	$2,567,480	$722	$—	$(78,331)	$2,489,871

For positions with the same counterparty that cross over levels of the Fair Value hierarchy, both counterparty netting and cash collateral netting are included in the column titles “Netting and Collateral” For contracts with the same counterparty, counterpary netting among positions classified within the same level is included within that level.

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

The following table represents the Company’s level 3 assets (000’s omitted):

September 30, 2010
(unaudited)
Beginning balance, January 1, 2010	$—
Transfers into level 3 (1)	150
Sales proceeds	(616)
Total gains or losses (realized/unrealized), included in earnings	466

Ending balance, September 30, 2010	$(0)

(1)	Transferred from level 2 to level 3 because of lack of observable market data due to little market activity for this security. This position was closed in the third quarter of 2010.

The Company has elected to offset fair value amounts recognized for cash collateral receivables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At September 30, 2010 and December 31, 2009, the Company offset cash collateral receivables of $9.9 million and $18.2 million, respectively, against its net derivative positions.

Derivatives Trading Activities

The following table (000’s omitted) sets forth by major product type the firm’s gains/(losses) related to derivatives trading activities for the three months ended September 30, 2010 in accordance with ASC 815. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. The gains/(losses) set forth below are included in “Net gain (loss) on trading” in the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Type of Instrument	2010	2009	2010	2009
Options	$41,468	$42,679	$25,180	$52,568
Forwards	(41,985)	9,331	(26,561)	9,328
Futures	(10,074)	(47,292)	1,604	(38,246)

Total	$(8,581)	$6,727	$2,233	$25,659

The Company enters into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter options that derive their value form underlying assets, indices, reference rates or a combination of these factors. Derivative transactions are entered into for trading purposes.

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

The Company’s traders purchase and sell futures, options, the stocks underlying certain ETFs and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including the Company’s chief risk officer, who oversee the Company’s options, futures and ETFs market making activities, are responsible for monitoring these risks. Furthermore, the Company’s aggregate risk in connection with its options, futures and ETFs trading is under constant evaluation by certain members of management and the Company’s traders, and all significant trading strategies and positions are closely monitored.

Corporate Equities, Not Readily Marketable

Prior to June 14, 2010, the Company owned two CBOE memberships out of a total of 930 memberships on the CBOE. The Company had accounted for its investment in these memberships using the adjusted cost method since inception. On June 14, 2010, the CBOE was converted from a membership to a publically traded company with stock and in that transaction each membership was exchanged for 80,000 restricted shares of the newly formed public company CBOE Holdings Inc. (CBOE). In addition, immediately prior to the public offering, each CBOE membership was entitled to a $1.25 dividend for each share issued. The Company received a $0.2 million dividend with respect to its 2 memberships on June 21, 2010. For the third quarter of 2010, the Company received $16,000 in dividends for its shares of CBOE stock.

ASC 845 provides guidance on accounting for non-monetary transactions. In general, the accounting for non-monetary transactions should be based on fair market value of the assets involved. Thus, the cost of a non-monetary asset acquired in exchange for another non-monetary asset is the fair market value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange. Based on this guidance, the Company valued the shares of the CBOE stock received in exchange for its memberships at fair value, which was deemed to be the value of the shares on the first trading day of the CBOE stock after the initial public offering, which was, $29.00 per share. Based on this price, the Company recognized a gain of $4.0 million on the exchange of their CBOE memberships for CBOE stock net of a valuation allowance due to the restrictions on the transfer of the CBOE stock. The transfer restrictions currently expire with respect to one-half of the Company’s shares of CBOE stock on December 15, 2010 and with respect to the other half of the Company’s shares of CBOE stock on June 15, 2011.

The Company accounts for its continuing investment in the CBOE stock as restricted stock and reflected at the estimated fair market value of such restricted shares pursuant to ASC 820. At September 30, 2010, the NASDAQ closing price for the CBOE stock was $20.20 per share. As a result the Company recognized an unrealized loss of $1.8 million for the third quarter of 2010, which includes a valuation allowance of approximately 3.25%, due to the transfer restrictions noted above.

11.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings since the March 16, 2010 filing of its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) and the May 10, 2010 filing of its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter 10-Q”), and the August 9, 2010 filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “Second Quarter 10-Q”),

The Company believes that the claims asserted against it and its operating subsidiaries in the pending proceedings described in the 2009 10-K, the First Quarter 10-Q and the Second Quarter 10-Q are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2009 10-K, the First Quarter 10-Q and the Second Quarter 10-Q the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010 (1)	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues, net of interest expense	$—	$9,442	$1,777	$34,338
Total expenses	—	5,319	2,129	14,755

Income (loss) before provision for income taxes	—	4,123	(352)	19,583
Provision (benefit) for income taxes	—	1,597	(4,019)	7,323

Income from discontinued operations	$—	$2,526	$3,667	$12,260

(1)	2010 revenues through January 22, 2010 only.

13.	SHORT-TERM DEBT

As of September 30, 2010, the Company had no remaining debt. On February 15, 2010 the Company redeemed of all its remaining outstanding 11% Senior Notes due 2012, in the aggregate principal amount of $189.3 million, at the redemption price of 102.75% plus accrued and unpaid interest.

As of December 31, 2009, short-term debt of the Company was comprised of the $189.3 million in its outstanding Senior Notes, at the interest rate of 11% per annum.

As a result of the redemption there was no interest expense for the three months ended September 30, 2010. For the third quarter of 2009, the Company’s expense related to the Senior Notes totaled $5.4 million, including the amortized debt issuance costs for the Senior Notes.

14.	SUBSEQUENT EVENTS

Stock Repurchase

In October and to date in November 2010, the Company repurchased an aggregate of 385,464 shares of its outstanding common stock at total price of $1.5 million, or an average price of $3.93 per share. Management continues to monitor opportunities to repurchase stock. These purchases were in addition to purchases made in the third quarter of 2010 by the Company of an aggregate of 1,194,266 shares of its common stock in connection with the previously-announced repurchase authorization by its board of directors.

Merger of LaBranche Structured Products, LLC & LaBranche Financial Services, LLC

On November 1, 2010, FINRA formally approved a proposed merger of LSP and LFS into one combined broker dealer. The Company anticipates that the merger will be consummated in the fourth quarter of 2010. The surviving entity in the merger will change its name to LaBranche Capital, LLC. The Company believes that this merger will enable it to more efficiently deploy its resources by aggregating the capital of LSP and LFS into one firm and by enabling the Company to continue to reduce additional redundancies and expenses.

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

Executive Overview

In the third quarter of 2010, we reported an after-tax GAAP net loss of $10.5 million, or $0.25 cents per share. By comparison, we reported an after-tax GAAP net loss for the second quarter of 2010, or $15.1 million, or $0.35 per share, and an after-tax GAAP net loss from continuing operations for the third quarter of 2009 of $11.4 million, or $0.21 per share.

The loss per share reported above for three months ended September 30, 2010 compared to the three-months ended September 30, 2009 was significantly affected by our repurchases, net of issuances, of approximately 12.3 million shares of our outstanding common stock since September 30, 2009. Following these repurchases, we have approximately 41.3 million shares of common stock outstanding as of September 30, 2010 versus 53.6 million shares outstanding as of September 30, 2009.

Our negative results primarily were caused by continued losses in our market-making segment. The largest portion of the losses of this segment occurred in our options market-making business, which were a continuation of the losses in that business from the second quarter. We have since made adjustments in that business line, including changes in personnel and significant reductions in inventory. We intend to continue to reduce our footprint in this business line and are moving to an electronic market-making model with lower inventories. In addition, we generated moderate losses in our ETF market-making business both domestically and internationally, which we attribute to unusually low trading activities. Our institutional brokerage segment also reported losses in the third quarter, the majority of which were associated with product lines in which we no longer provide services, such as leveraged loans and fixed income securities, equity options, and over-the-counter/pink sheets market-making activities, as well as a decline in value of our restricted shares of CBOE Holdings, Inc. stock that we received when the CBOE went public. Our third quarter results also included approximately $1.8 million associated with severance costs.

In the third quarter of 2010, we continued our efforts to substantially cut overhead and other operational costs, such as employee compensation, communication and inventory financing costs. Although we made significant progress in reducing these fixed and variable costs, the continued decline in margins and volumes traded made it difficult for us to realize the costs savings in our bottom line results.

We are, however, continuing to focus our efforts on the business lines that provide us the best opportunity to generate positive income. These businesses include foreign currency options trading and market-making, ETF market-making and electronic options market making. We believe that our strategies in these businesses are better suited to the current market structure and environment and require lower inventories.

Going forward, we are focused on continuing to reduce our overhead and footprint, and are intent on preserving capital for our stockholders. We are reducing the business activities in which the margins have been deteriorating, particularly in our options market-making and institutional brokerage businesses, where opportunities to generate favorable returns on capital have become fewer and trading expenses have not declined at a commensurate pace.

We are also continuing to reduce overhead and potential redundancies in our domestic broker-dealer businesses. On November 1, 2010, FINRA approved a proposed merger of LaBranche Structured Products, LLC (“LSP”) and LaBranche Financial Services, LLC (“LFS”) into one combined entity, and we expect to consummate the merger in the fourth quarter of 2010. The surviving entity in the merger will change its name to LaBranche Capital, LLC. We believe that this merger will enable us to more efficiently deploy our resources by aggregating the capital of LSP and LFS into one firm and by enabling us to reduce additional redundancies and expenses.

We continue to have a very liquid balance sheet, which is emphasized by having no long-term debt. We believe that the changes discussed above, as well as the changes to our corporate structure and operations in the first quarter of 2010, have been designed to preserve or increase our capital and also give us the flexibility to enter new businesses and consider other opportunities as they arise or consider ways to return capital to our stockholders. At September 30, 2010, our liquid assets of approximately $196.7 million were primarily comprised of cash, net receivables and payables from brokers and dealers and net financial instruments owned. Our book equity value at September 30, 2010 was approximately $247.8 million, and we had approximately 41.3 million shares outstanding.

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

Commencing in the first quarter of 2010, the Company is no longer adjusting its GAAP revenues to give pro forma effect to gains/losses in its NYX shares due to the fact that the Company sold approximately 2.1 million of its 3.1 million previously-owned NYX shares, leaving the Company with approximately 1.0 million NYX shares. Therefore, the adjustments that reflected the loss in the Company’s NYX shares that were made in the Company’s earnings release for the third quarter of 2009 have been removed from this Regulation G reconciliation of non-GAAP financial measures. In the earnings release for the third quarter of 2009, the Company had adjusted reported revenues by pre-tax gains of $5.1 million and $4.7 million for the three and nine months ended September 30, 2009, respectively, to reflect the change in fair value of the Company’s NYX shares in those periods. These adjustment amounts are removed in this earnings release to enable the reader to compare similar measures in each period.

The following is a reconciliation of U.S. GAAP results from continuing operations to our pro-forma results from continuing operations for the periods presented (000’s omitted):

	Three Months Ended September 30,
	2010			2009
	Amounts as reported	(1) Adjustments	Pro forma amounts	Amounts as reported	(1) Adjustments	Pro forma amounts
Revenues, net of interest expense, from continuing operations	$(3,576)	$—	$(3,576)	$9,155	$—	$9,155
Total expenses	14,258	—	14,258	28,301	—	28,301

(Loss) before (benefit) for income taxes	(17,834)	—	(17,834)	(19,146)	—	(19,146)
(Benefit) for income taxes	(7,385)	—	(7,385)	(7,720)	—	(7,720)

(Loss) from continuing operations	$(10,449)	—	$(10,449)	$(11,426)	—	$(11,426)

Basic per share	$(0.25)	$—	$(0.25)	$(0.21)	$—	$(0.21)
Diluted per share	$(0.25)	$—	$(0.25)	$(0.21)	$—	$(0.21)

	None Months Ended September 30,
	2010			2009
	Amounts as reported	(1) Adjustments	Pro forma amounts	Amounts as reported	(1) Adjustments	Pro forma amounts
Revenues, net of interest expense, from continuing operations	$16,458	$—	$16,458	$11,654	$—	$11,654
Total expenses	61,772	(7,192)	54,580	75,444	762	76,206

(Loss) income before (benefit) provision for income taxes	(45,314)	7,192	(38,122)	(63,790)	(762)	(64,552)
(Benefit) provision for income taxes	(17,480)	2,877	(14,603)	(26,196)	(305)	(26,501)

(Loss) income from continuing operations	$(27,834)	$4,315	$(23,519)	$(37,594)	$(457)	$(38,051)

Basic per share	$(0.62)	$0.10	$(0.52)	$(0.67)	$(0.01)	$(0.68)
Diluted per share	$(0.62)	$0.10	$(0.52)	$(0.67)	$(0.01)	$(0.68)

(1)	Expense adjustment reflects the (income) expense associated with early extinguishment of the Company’s debt in accounting period.

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

Level 1 –	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 –	Quoted prices for similar instruments in active markets, quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 –	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions would reflect our own estimates of assumptions that market participants would use in pricing the asset or liability. Such valuation techniques include the use of option pricing models discounted cash flow models, and similar techniques.

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

Completed Purchases of Outstanding Indebtedness

As of September 30, 2010, we have no outstanding indebtedness. On February 15, 2010 (the “Redemption Date”), we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt.

Stock Purchases and Completed Tender Offer

On January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and we repurchased an aggregate of 8,539,667 shares of common stock, at a price of $4.60 per share, for a total tender price of $39.3 million. The repurchase of the shares tendered, combined with the 12,797,302 shares repurchased by us pursuant to board-authorized plans, has resulted in our repurchasing an aggregate of 21,336,969 shares of our common stock, constituting an aggregate of 34.4% of our shares that were outstanding before any repurchases were made under our repurchase programs. For the nine months ended September 30, 2010 we have repurchased, including the tender offer shares, a total of 10,410,000 treasury shares which is 16.8% of our shares that were outstanding before any repurchases were made under our repurchase programs. As of September 30, 2010, we had approximately $52.6 million in board-authorized repurchases remaining under our repurchase program. Refer to footnote #14 of the Financial Statements for the number of shares of our common stock that we repurchased subsequent to September 30, 2010.

Results of Operations

Market-Making Segment Operating Results from Continuing Operations (without DMM Business Results)

	For the Three Months Ended September 30,		Percentage Change	For the Nine Months Ended September 30,		Percentage Change
(000’s omitted)	2010	2009		2010	2009
Revenues:
Net (loss) gain on trading	$(2,192)	$11,252	(119.5)%	$19,084	$18,565	2.8%
Other	153	920	(83.4)	912	3,007	(69.7)

Total segment revenues	(2,039)	12,172	(116.8)	19,996	21,572	(7.3)
Inventory financing	2,315	5,268	(56.1)	11,576	16,355	(29.2)

Revenues, net of interest expense	(4,354)	6,904	(163.1)	8,420	5,217	61.4
Operating expenses	8,673	15,877	(45.4)	30,395	38,869	(21.8)

(Loss) before taxes	$(13,027)	$(8,973)	45.2%	$(21,975)	$(33,652)	34.7%

Revenues from our Market-Making segment from continuing operations consist primarily of net gains and losses resulting from our market-making activities in ETFs, and options and net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights, ETFs and options for which we act as market-maker.

Net (loss) gain on trading represents trading gains net of trading losses and certain exchange imposed trading activity fees, where applicable, and are earned by us when we act as principal buying and selling stocks, rights, options, ETFs and futures as well as the aggregate gains/(losses) generated from other investments not derived specifically from market-making activities.

Other revenue at our Market-Making segment consists primarily of miscellaneous receipts not derived specifically from market-making activities.

Inventory financing costs is comprised mainly of interest expense relating to positions taken in connection with our options, futures and ETFs market-making operations.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net loss on trading in the third quarter of 2010 was $2.2 million, which was partially attributable to the unsuccessful results of some of our options market making strategies that continued from the second quarter of 2010, compared to a net gain on trading of $11.3 million in the third quarter of 2009. The third quarter 2010 net loss on trading included a realized and unrealized pre-tax gain on our NYX shares of $1.1 million which represents a increase in the fair value of our NYX shares since June 30, 2010 as compared to $5.1 million unrealized pre-tax gain in the fair value of our NYX shares in the third quarter of 2009.

Other revenues decreased primarily as a result of reduced trading interest income and reduced dividend income from our NYX shares due the sale of approximately 2.1 million shares of that position in the fourth quarter of 2009 the first and third quarters of 2010.

Inventory financing costs decreased primarily as a result of a decrease in our positions and lower rates relating to margin interest.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net gain on trading increased by $.5 million to $19.1 million in the first nine months of 2010 from $18.6 million in the first nine months of 2009, due mainly to the increase in revenues from our foreign currency trading activity during the first nine months of 2010. Net gain on principal transactions was mainly attributable to our foreign ETF market-making and foreign currency trading activity during the first nine months of 2010 partly offset by losses from our domestic options market making activity. By comparison, the first nine months of 2009 the trading gains from the foreign ETF market making were only partly offset by losses from our domestic options market making activity.

Other revenues decreased primarily as a result of reduced trading interest income and reduced dividend income from NYX shares due to the sale of approximately 2.1 million shares of that position in the fourth quarter of 2009 and first and third quarter of 2010.

Inventory financing decreased primarily as a result of a decrease in our positions and lower rates in 2010 versus 2009 relating to margin interest.

For a discussion of operating expenses see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

	For the Three Months Ended September 30,		Percentage Change		For the Nine Months Ended September 30,		Percentage Change
(000’s omitted)	2010	2009			2010	2009
Revenues:
Net gain (loss) on trading	$(1,411)	$659	(314.1	) %	$1,288	$(67)	2,022.4%
Commissions and other fees	2,095	7,228	(71.0)		11,081	22,961	(51.7)
Other	1	(216)	100.5		(37)	279	(113.3)

Total segment revenues	685	7,671	(91.1)		12,332	23,173	(46.8)
Inventory financing	—	1			5	4	25.0

Revenues, net of interest expense	685	7,670	(91.1)		12,327	23,169	(46.8)
Operating expenses	3,452	9,576	(64.0)		17,892	27,919	(35.9)

Income (loss) before taxes	$(2,767)	$(1,906)	45.2%		$(5,565)	$(4,750)	17.2%

Our Institutional Brokerage segment’s commission revenue includes commissions generated by our sales trading and our professional traders in each period. During the third quarter of 2010, the institutional brokerage segment stopped offering execution services in leveraged loan/fixed income and options products and also significantly reduced its over-the-counter bulletin board and pink sheets market-making activities.

Net (loss) gain on trading reflects principal trading results of the segment in each period. The 2010 amounts include mainly realized and unrealized gains associated with the exchange of our CBOE seat memberships. The aggregated gains and losses generated from our investment in NYX shares are included in 2009 results. In December 2009, LFS sold all of its NYX shares.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net gain on trading decreased by $2.1 million to a loss of $1.4 million in the third quarter of 2010 from $0.7 million in the third quarter of 2009, primarily as a result of an unrealized loss on our CBOE stock and a decline in the value of our market making positions. The 2009 gain is primarily related to an increase in the share price of NYX stock from its June 30, 2009 price. In December 2009, LFS sold all of its NYX shares.

Commission revenues decreased primarily as a result of a decline in trading volumes in the institutional execution markets and a decrease in the institutional trading desk customer base as well as a reduction in sales trading personnel at our institutional trading desk.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net gain on trading increased by $1.4 million to $1.3 million in the first nine months of 2010 from a net loss of $0.1 million in the first nine months of 2009, primarily the result of a net gain due to the exchange of a CBOE seat membership partially offset by a subsequent unrealized loss on our CBOE stock and a decline in the value of our market-making inventory positions.

Commission revenues decreased primarily as a result of a decline in trading volumes in the institutional execution markets and a decrease in the institutional trading desk customer base and reduction in personnel at our institutional trading desk.

For a discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended September 30,		Percentage Change	For the Nine Months Ended September 30,		Percentage Change
(000’s omitted)	2010	2009		2010	2009
Net gain (loss) on trading	$58	$(48)%		$(1,723)	$(270)%
Other	$35	$17	105.9%	$35	$(17)	305.9%

Total segment revenues	93	(31)	(400.0)	(1,688)	(287)	(488.2)
Fixed interest on debt	—	5,388	(100.0)	2,639	16,445	(84.0)

Revenues, net of interest expense	93	(5,419)	101.7	(4,327)	(16,732)	74.1
Early extinguishment of debt	—	—		7,192	(762)	(1,043.8)
Operating expenses	2,133	2,848	(25.1)	6,242	9,418	(33.7)

Loss before taxes	$(2,040)	$(8,267)	75.3%	$(17,761)	$(25,388)	(30.0)%

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

Interest expense mainly relates to the effective yield on our public debt inclusive of our debt issuance costs. As noted, on February 15, 2010, we redeemed all of the 2012 Notes which eliminated the fixed interest on public debt of approximately $21 million per year. The fixed interest on debt of $2.6 million in the nine months ended September 30, 2010 represents the interest we paid on our outstanding debt in the first quarter of 2010 until the debt was redeemed on February 15, 2010.

Operating expenses mainly relate to finance, accounting, tax, legal, treasury and human resource expenditures as well as related insurance and corporate governance costs and fees.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Other revenues increased primarily as a result of an increase in the market value of our non-marketable investments.

Interest expense decreased due to the redemption and repurchase of our outstanding debt.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Other revenues increased primarily as a result of an increase in the market value of our non-marketable investments.

Interest expense decreased due to the redemption and repurchase of our outstanding debt.

For a discussion of operating expenses see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months			For the nine Months
	Ended September 30,		Percentage	Ended September 30,		Percentage
(000’s omitted)	2010	2009	Change	2010	2009	Change
Expenses:
Employee compensation and related benefits	$5,413	$11,164	(51.5)%	$21,966	$27,958	(21.4)%
Exchange, clearing, brokerage and license fees	2,963	9,542	(68.9)	13,271	25,529	(48.0)
Depreciation and amortization	479	1,025	(53.3)	1,451	2,948	(50.8)

Extinguishment of debt	—	—		7,192	(762)	1,043.8
Other operating expenses	5,403	6,570	(17.8)	17,841	19,771	(9.8)

Total expenses before taxes	$14,258	$28,301	(49.6)	$61,721	$75,444	(18.2)

Benefit provision for income taxes	$(7,385)	$(7,720)	(4.3)%	$(17,480)	$(26,196)	(33.3)%

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

Exchange, clearing and brokerage fees expense at our Market-Making segment consists primarily of fees paid by us to the NYSE, the NYSE/Amex, NYSE/Arca and other exchanges, the Depository Trust Clearing Corporation (“DTCC”) and to third party execution and clearing companies. The fees paid by us to these entities are primarily based on the volume of transactions executed by us as principal and as agent, a fee based on exchange seat use, technology fees, a flat annual fee and execution and clearing fees. Our Institutional Brokerage segment’s exchange, clearing and brokerage fees expense consists of fees paid for executions including those paid to exchanges and electronic communication networks (“ECNs”), direct/indirect lines to exchanges and fees paid to our clearing firm.

Other operating expenses primarily are comprised of communications costs, occupancy costs, such as office space and equipment leases and utilities, professional, legal and consulting fees and insurance and directed payments to customers in our Institutional Brokerage segment.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Employee compensation and related benefits decreased as a result of our incentive and bonus compensation being lower based on decreased trading results as well as our headcount being lower in 2010 versus 2009. The employee compensation expense reported for the three months ended September 30, 2010 includes $1.8 million of severance costs.

Exchange, clearing and brokerage fees decreased as a result of a decline in volumes traded by our operating subsidiaries.

Depreciation and amortization of intangibles decreased as a result of the reduction of capitalized assets due to the sale of the DMM business.

Other operating costs are mainly lower due to lower occupancy, directed payments and communication costs offset by higher professional fees.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Employee compensation and related benefits decreased as a result of our incentive and bonus compensation being lower based on decreased trading results. The employee compensation reported in the nine months ended September 30, 2010 includes $3.7 million of severance costs.

Exchange, clearing and brokerage fees decreased as a result of a decline in volumes traded by our operating subsidiaries.

Depreciation and amortization of intangibles decreased as a result of the reduction of capitalized assets due to the sale of the DMM business.

Other expenses were slightly lower due to reduced insurance and directed payments to customers offset by higher professional and occupancy costs.

Extinguishment of debt relates to costs associated with the redemption of our outstanding public indebtedness. The Company redeemed all of its remaining outstanding 11% Senior Notes due 2012 in the first quarter of 2010.

Liquidity and Capital Resources

As of September 30, 2010, we had $1,464 million in assets, of which $85.3 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within 30 days and cash and securities segregated under federal regulations. This compares with $3,702 million in assets at December 31, 2009, of which $188.5 million consisted of cash and short–term investments. To date, we have financed our operations primarily with cash flows from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing broker requirements, among others. Certain regulatory requirements constrain the use of a small portion of our liquid assets for financing, investing or operating activities. The Company continues to maintain at least the necessary regulatory capital in all subsidiaries as well as maintain excess cash at its holding company.

At September 30, 2010, our net cash capital position was $47.3 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, statement of financial condition composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $50.7 million, and the substantial decline in the net cash capital from 2009 to 2010 is primarily due to the use of cash to repay and cancel all of our outstanding public indebtedness, cash used to repurchase our capital stock and the trading losses generated by our options market-making operations, as more fully set forth below.

	($ millions)
	09/30/10	09/30/09

Cash Capital Available:
Stockholders’ equity	$247.8	$398.4
Long term debt > 1 year	—	189.3
Other holding company liabilities	2.0	39.1

Total cash capital available	$249.8	$626.8

Cash Capital Required:
Regulatory capital (1)	$22.2	$75.6
Working capital	112.6	125.9
Illiquid assets/long-term investments (2)	62.6	256.7
Subsidiary intercompany (3)	5.1	74.0

Total Cash Capital Required	$202.5	$532.2

Net Cash Capital (1)	$47.3	$94.6

(1)	Included in Net Cash Capital at 9/30/09 is short term receivables from leveraged loan transactions due within a 21 day period.
(2)	Illiquid assets at September 30, 2010 include $3.2 million of restricted stock, $2.1 million investment in limited partnership, $2.5 investment in the CBOE stock, $10.4 million fixed assets and $38.9 million Deferred tax assets.
(3)	Intercompany transfers are demand notes and are not considered regulatory capital of subsidiaries.

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

During 2009, our holding company increased intercompany loans to the Market Making segment in order to reduce our inventory financing costs and made additional repurchases of our outstanding common stock. These expenditures represent a major portion of the decrease in available cash at the holding company from September 30, 2009 to September 30, 2010. The intercompany market-making loans were fully repaid to our holding company on January 20, 2010.

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

	($ millions)
	09/30/10	09/30/09
Market Making	$135,657	$350,799
Institutional Brokerage	11,809	25,445

Net Trading Equity	147,466	376,244
Holding Company cash	49,219	94,588

Net liquid assets	$196,685	$470,832

The decrease in net liquid assets of $274.1 million from $470.8 million at September 30, 2009 to $196.7 million at September 30, 2010 is mainly due to the repurchase of the public debt for $199.7 million and stock repurchases during this period of $47.4 million.

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in the short-term to generate cash to meet debt maturities or other business needs. More precisely, as of September 30, 2010, we have identified the following alternative funding measures to support future business needs, including any stock repurchases that we may determine to execute of the $52.6 million remaining under our board-approved repurchase plan:

1.	Collect intercompany loan balances;

2.	Reduction of excess capital at LaBranche & Co. LLC to only required NLA (i.e., declare and pay a dividend to the holding company of excess NLA);

3.	Our NYX shares, as previously discussed, can be either sold or held as qualifying regulatory capital;

4.	Liquidation of available net invested capital at certain subsidiaries.

Alternative Funding Measures
($ millions)
Net cash capital	$47.3
Intercompany advance	5.1
Excess regulatory capital at subsidiaries (1)	82.7
Other investments (2)	2.1

Total cash available from alternative funding measures	$137.2

(1)	Subject to regulatory approval prior to distribution to the holding company.
(2)	After tax proceeds of hedge fund investments.

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

On January 29, 2010, we commenced a cash tender offer to purchase up to 15 million shares of our outstanding common stock at a price of $4.60 per share. The tender offer expired on March 1, 2010 at 5:00 p.m., New York City time. In accordance with the terms and conditions of the tender offer, we purchased 8,539,667 shares of our common stock at a price of $4.60 per share, for a total cost of approximately $39.3 million (excluding fees and expenses relating to the tender offer). Thus, the number of shares we purchased in the tender offer represented approximately 16.6% of our outstanding common stock, since we had 51,487,523 shares outstanding prior to the commencement of the tender offer (following all prior purchases made by us under the prior repurchase program). At September 30, 2010 approximately 41.3 million shares of our common stock remain outstanding. As of September 30, 2010, we had approximately $52.6 million in board-authorized repurchases remaining under our repurchase program. Repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

Regulated Subsidiaries

As a registered broker-dealer and NYSE Amex member firm, LSP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE/Amex (through FINRA). LSP is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2010 and December 31, 2009, LSP’s net capital, as defined, was $31.8 million and $85.7 million, respectively, which exceeded minimum requirements by $31.3 million and $82.8 million, respectively. LSP’s aggregate indebtedness to net capital ratio on those dates was 0.22 to 1 and .51 to 1, respectively. A component of the net capital reduction was regulatory capital charges on gross foreign currency positions which will be decreased in future periods. In July 2010, LSP distributed $10 million to LaBranche Structured Holdings Inc. in the form of a dividend.

As a registered broker-dealer and member firm of the NYSE, LFS is also subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital is equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of September 30, 2010 and December 31, 2009, LFS’ net capital, as defined, was $5.1 million and $26.1 million, respectively, which exceeded minimum requirements by $4.1 million and $25.1 million, respectively. In January 2010, LFS distributed $15 million to LaBranche & Co Inc. in the form of a dividend.

LFS is also subject to SEC Rule 15c3-3 because it maintains a soft dollar program that may result in credit balances to such clients. To comply with its September 30, 2010 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.4 million. To comply with its December 31, 2009 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, exceeding actual requirements by $0.5 million.

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

On April 16, 2010, LSP and LFS subsidiaries submitted an application to FINRA to merge into one combined entity and on November 1, 2010, FINRA provided us with informal notice of approval of the merger. We anticipate the merger will be consummated in the fourth quarter of 2010. LSP will be the surviving entity in the merger and will change its name to LaBranche Capital, LLC. In our opinion, the merger will enable us to more efficiently use our capital by aggregating their capital resources into one firm. We currently expect that the business activities of LaBranche Capital, LLC will not be materially different than the business activities of LSP and LFS prior to the merger.

It is anticipated that, upon completion of the proposed merger, LaBranche Capital, LLC’s net capital requirement as a FINRA member firm and registered broker-dealer will be equivalent to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. We expect that the combined entity will have sufficient capital resources to meet and exceed these capital requirements.

LSPS is a non-registered proprietary trading company that currently does not engage in any operations. It is anticipated that the Company will move some of its non-broker-dealer proprietary trading operations into LSPS in the fourth quarter of 2010.

Following the sale of our DMM operations on January 22, 2010, as a broker-dealer, LaBranche & Co. LLC is subject to regulatory requirements intended to ensure the general financial soundness and liquidity of broker-dealers and requiring the maintenance of minimum levels of net capital, as defined in SEC Rule 15c3-1. LaBranche & Co. LLC is required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined. NYSE Rule 326(c) also prohibits a broker-dealer from repaying subordinated borrowings, paying cash dividends, making loans to any parent, affiliates or employees, or otherwise entering into transactions which would result in a reduction of its total net capital to less than 150.0% of its required minimum capital. Moreover, broker-dealers are required to notify the SEC prior to repaying subordinated borrowings, paying dividends and making loans to any parent, affiliates or employees, or otherwise entering into transactions which, if executed, would result in a reduction of 30.0% or more of their excess net capital (net capital less minimum requirement). The SEC has the ability to prohibit or restrict such transactions if the result is deemed detrimental to the financial integrity of the broker-dealer. As of September 30, 2010 and December 31, 2009, LaBranche & Co. LLC’s net capital, as defined under SEC Rule 15c3-1, was $0.9 million and $91.9 million, respectively, which exceeded the minimum requirements by $0.8 million and $90.9 million, respectively. LaBranche & Co. LLC’s aggregate indebtedness to net capital ratio on those dates was 0 and 0.02 to 1. During 2010, LLC distributed $117 million to LaBranche & Co Inc. in the form of a dividend.

As a registered broker-dealer and FINRA member firm, LSPD is subject to SEC Rule 15c3-1, as adopted and administered by the SEC, the NYSE/Amex and FINRA. LSPD is required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of September 30, 2010 and December 31, 2009, LSPD’s net capital, as defined, was $0.2 million and $2.4 million, respectively, which exceeded its minimum requirement by $0.2 million and $2.4 million, respectively. LSPD’s aggregate indebtedness to net capital ratio on both dates was .01 to 1. In January 2010, LSPD distributed $2.0 million to its parent in the form of a dividend.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”). In calculating regulatory capital, our capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of September 30, 2010 Tier 1 capital, as defined, was $59.4 million which exceeded the total variable capital requirement by $38.8 million. As of December 31, 2009 Tier 1 capital, as defined, was $49.6 million which exceeded the total variable capital requirement by $3.2 million.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at September 30, 2010 and December 31, 2009) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at September 30, 2010 and December 31, 2009) or the variable required liquid capital as defined in the FRR. We monitor our compliance with the requirements of the FRR on a daily basis. As of September 30, 2010, LSPH’s liquid capital, as defined was $3.2 million, which exceeded its minimum requirements by $2.8 million. As of December 31, 2009, LSPH’s liquid capital, as defined was $0.4 million, which exceeded its minimum requirements by $0.1 million. In January and June 2010 and January and August 2009, LSPH received $0.5 million, $0.5 million, $1 million and $0.6 million, respectively, of share capital from its parent to increase the company’s regulatory capital above the minimum requirement. In July 2010, LSPH received share capital of $2.6 million from its parent to increase the company’s regulatory capital.

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

Cash Flows

Our cash and cash equivalents decreased $103.1 million to $83.6 million during the nine months ended September 30, 2010. The decrease was primarily attributable to cash used for financing activities of $189.3 million for repayment of debt and the related debt servicing costs for the call opportunity of $5.2 million, $47.4 million for the purchase of treasury stock, cash used for investing activities of $0.3 million for capital asset additions and the purchase of exchange memberships and $.2 million net decrease for the effect of exchange rate changes. This was offset by aggregate cash provided by operations of $139.3 million, which is comprised of a decrease in continuing operations working capital of $160.0 million mainly from the DMM operations and by cash provided from sale of the DMM assets of $32.0 million which is offset by a combined net loss from both continuing and discontinued operations of $20.7 million.

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

Contractual Obligations

During the first nine months of 2010, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2009, as described in our 2009 Form 10-K.

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

Our traders purchase and sell futures, options, the stocks underlying certain ETF and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs market-making activities, are responsible for monitoring these risks. These managers utilize proprietary and third-party software applications, as well as information received directly from the traders, to monitor market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Senior management of LSP receives automated real-time alerts throughout each trading day on whether any position has exceeded the size and/or risk guidelines set by them. In addition, the chief risk officer has formulated other real-time reports that he views during the trading day and escalates them at times to management of LSP, called “scenario reports,” which are provided by industry, geography and type of security, indicating the then-current value of our positions based on delta (market risk), vega (volatility risk) and theta (time decay risk). Any items that are escalated to management provide them the ability to make decisions on what to do with particular positions. These reports also monitor the actual profit and loss of listed securities on a real-time basis. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position, or when a material move in the profit and loss of our portfolio based on the dollar value of our positions, is observed by the chief risk officer, he communicates the issue to senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Most of our options, ETFs and related hedging transactions are executed in securities that are listed or quoted on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, which reduces potential credit risk.

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

The following chart illustrates how specified movements in the underlying securities prices of the options, ETFs and related hedging positions in our market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$(12,721)	$(1,861)	$—	$(574)	$(11,567)
March 31, 2010	$(43,373)	$(7,585)	$—	$(4,039)	$12,336
June 30, 2010	$1,042	$(1,214)	$—	$2,742	$12,092
September 30, 2010	$1,902	$(869)		$2,397	$11,232

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$1,328	$443	$(443)	$(1,328)
March 31, 2010	$13,953	$4,651	$(4,651)	$(13,953)
June 30, 2010	$(1,334)	$(445)	$445	$1,334
September 30, 2010	$5,687	$1,896	$(1,896)	$(5,687)

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

Due to the fact that a large portion of the foreign currency markets are traded over the counter, it is more difficult to obtain real-time risk reports in connection with this business. In addition, the risk-monitoring process of our foreign currency business is more dependent on manual input of our positions and end-of-day pricing reports. We utilize a third party report throughout the trading day to monitor what our positions are, and the report is populated manually by the foreign currency trading group to ensure our position is accurately reflected. However, price fluctuations are not always captured real-time since the reporting agencies, such as Bloomberg and Reuters, only publish pricing updates after the markets close or at the end of each business day rather than throughout the day. Although we believe we have more than adequate risk reporting for this business on the next trading day, the intra-day risk management may not always accurately reflect the risk involved with our foreign currency trading operations. These reports provide analysis of our portfolio at the end of the day based on changes that may occur in the market. We are continually looking for ways to monitor these risks better during the trading day, but until real-time price reporting for foreign currency products improves in the market place, we are more reliant throughout the trading day on the views of and communication with, our traders. Our chief risk officer communicates with these traders before and during each business day to monitor our risks and ensure our positions are accurately reflected to and understood by management.

Concentration Risk

We are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities. As of September 30, 2010, our largest unhedged proprietary position is our NYX shares. This concentration does not arise in the normal course of business. In the fourth quarter of 2009 and the first and third quarter of 2010, we sold approximately 2.1 million of our 3.1 million previously-owned NYX shares, leaving us with a position of approximately 1.0 million NYX shares.

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

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$(113)	$(37)	$—	$37	$113
March 31, 2010	$(501)	$(167)	$—	$167	$501
June 30, 2010	$(226)	$(75)	$—	$75	$226
September 30, 2010	$(563)	$(188)	$—	$188	$563

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

Prior to the sale of our DMM business, our equity DMM trading activities were subject to a number of risks, including risks of price fluctuations, rapid changes in the liquidity of markets and foreign exchange risk related to American Depositary Receipts (“ADRs”). In any period, we may have incurred trading losses or gains in our DMM stocks for a variety of reasons, including price fluctuations of our DMM stocks and fulfillment of our DMM obligations. Quantification of such losses or gains was not meaningful as standard market studies do not capture our DMM obligations. From time to time, we may have had large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities was marked-to-market on a daily basis, any significant price movement in these securities could result in an immediate reduction of our revenues and operating profits.

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

Our information systems send and receive data through dedicated data feeds. Our options and ETFs and market-making operations utilize internally-developed and third-party software applications to monitor our positions and profits and losses on a real-time basis. With respect to certain over-the-counter foreign currency and other securities transactions, we rely on our personnel to manually input positional and other trading information, such as foreign currency positions, dividend and corporate action information in order to accurately reflect our total portfolio. In the event these manual processes do not work as designed or if human error causes missed positions or inaccurate input, the automated risk systems could have errors, as well. We employ additional procedures, such as management and trader review of the reports, to determine whether any manual inputs have been missed or erroneously input so that we have comfort that these positions are accurately reflected in our reports. The pricing of certain less-liquid foreign currency securities (such as foreign currency options and over-the-counter trades) are often not published by market data providers until after the trading day closes and there can be some stale prices that need to be updated at the end of the trading day. Therefore, some of our foreign currency portfolio risk management cannot be done until late in the evening or the next trading day. We monitor these positions during the trading day by relying on the experience of our traders, risk personnel and other members of LSP’s management, based on the knowledge of these markets and their understanding of the trading in these products.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings since the March 16, 2010 filing of our 2009 Annual Report on form 10-K (the “2009 10-K”), the May 10, 2010 filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter 10-Q”) and the August 9, 2010 filing of our Quarterly Report on form 10-Q for the quarter ended June 30, 2010 (the “Second Quarter 10-Q).

We believe that the claims asserted against us and our operating subsidiaries in the pending proceedings described in the 2009 Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. We therefore are unable to estimate the amount or potential range of any loss that may arise out of these proceedings. The range of possible resolutions could include determinations and judgments against us or settlements that could require substantial payments by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2009 Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q, we and our operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of our and their respective businesses. While the ultimate outcome of those claims and lawsuits which currently are pending cannot be predicted with certainty, we believe, based on our understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

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

On January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and we repurchased an aggregate of 8,539,667 shares of common stock at a price of $4.60 per share, for a total tender price of $39.3 million, constituting the purchase of an aggregate of 16.6% of our shares. George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President, tendered 500,000 shares of the 3,701,094 shares he beneficially owned (representing 0.9% of the outstanding shares) in the tender offer. Other than Mr. LaBranche, none of our directors and executive officers tendered any of their shares in the tender offer

We repurchased an aggregate of 1.2 shares in open-market transactions under our repurchase program during the third quarter of 2010, at a total cost of approximately $4.6 million, as set forth by month and average price paid in the table below.

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2010	446,890	$3.75	446,890	(1)
August 1 – August 31, 2010	35,339	3.79	35,339	(1)
September 1 – September 30, 2010	712,037	3.89	712,037	(1)

Total	1,194,266	$3.84	1,194,266	(1)

(1)	Since board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

Following these repurchases, as well our previous quarters’ repurchases of our shares under the repurchase plan, we have repurchased approximately $89.0 million of our common stock under the repurchase plan through September 30, 2010.

The repurchase of the 8,539,667 shares in the tender offer, combined with the 12,797,302 shares repurchased by us pursuant to Board-authorized purchases over the past 24 months, have resulted in our repurchasing an aggregate of 21,336,969 shares of our common stock under board-authorized repurchase plans. These repurchases constitute an aggregate of 34.1% of our outstanding shares of common stock to date under our board-authorized repurchase programs.

Following these repurchases approximately $52.6 million of our common stock remained authorized for purchase under our current repurchase plan as of September 30, 2010. Additional repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements.

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 5, 2010	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2010.