Form 10-K
period 2010-12-31
LABRANCHE & CO INC
filed 2011-03-16
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the New York Stock Exchange on June 30, 2010, was approximately $135.5 million. Shares of Common Stock beneficially held by each officer and director and by each person who owns 10 percent or more of the outstanding shares of common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares of Common Stock outstanding as of March 15, 2011 was 40,931,997.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in response to Part II, item 5 and Part III, items 10, 11, 12, 13 and 14. To the extent that we do not file the proxy statement prior to the end of the 120-day period following December 31, 2010, we will amend this Annual Report on Form 10-K to provide the required information

LaBranche & Co Inc.

FORM 10-K ANNUAL REPORT

For the Year Ended December 31, 2010

Item 13.	Certain Relationships and Related Transactions, and Director Independence	69

Item 14.	Principal Accountant Fees and Services	69

PART IV

Item 15.	Exhibits and Financial Statement Schedules	70

Signatures		73

Certifications

Exhibit Index

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

Overview

LaBranche & Co Inc. (“we”, “our”, “us”) is the parent corporation of LaBranche Structured Holdings, Inc. (“LSHI”), the holding company for a group of entities that are market-makers in options, and exchange-traded funds, or “ETFs,” traded on various exchanges. LSHI’s subsidiaries are:

•	LaBranche Capital, LLC, a New York limited liability company (“LCAP”);

•	LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”);

•	LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”);

•	LaBranche Structured Products Direct, Inc. (“LSPD”), a New York corporation which is no longer registered with the SEC as a broker dealer effective December 13, 2010; and

•	LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), which is a non-broker-dealer entity that currently has no operations

LCAP is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that operates as a market-maker in options and ETFs on the NYSE Amex Exchange, the NYSE Arca Exchange, the New York Board of Trade (“NYBOT”) and the International Securities Exchange (“ISE”). LCAP was formed in November 2010, through a merger of our LaBranche Financial Services, LLC subsidiary (“LFS”) into our LaBranche Structured Products, LLC subsidiary (“LSP”). LSPE is a broker-dealer registered with the United Kingdom’s Financial Securities Authority and operates primarily as a market-maker for ETFs traded on the London Stock Exchange and the Eurex and Euronext Exchanges. LSPH is a broker-dealer registered with Hong Kong’s Securities and Futures Commission and operates as a market-maker for ETFs and engages in hedging transactions in Asia. LSPD is a former FINRA member firm that de-registered as a broker-dealer in December 2010 and currently does not engage in any operations. LSPS, which has been inactive since it ceased its ETF specialist operations in October 2007, is in the process of commencing trading activates in over-the-counter foreign currency options and related securities that are now being traded by LCAP.

We are also the parent of LaBranche & Co. LLC, which was one of the oldest and largest designated market-makers (previously called specialists) in equity securities listed on the New York Stock Exchange (“NYSE”) until January 22, 2010, when we sold our designated market making operations to Barclays Capital Inc., a division of Barclays Bank PLC (“Barclays”) for $25 million plus the value of LaBranche & Co. LLC’s net trading inventory. As of December 31, 2010, LaBranche & Co. LLC is no longer registered with the SEC as a broker-dealer and conducts no business activities.

LaBranche Financial Services, LLC (“LFS”) up until its merger with LSP to form LCAP, was a FINRA Member Firm that provided securities execution, fixed income and professional trading brokerage services to institutional investors and was also a market-maker in over-the-counter, bulletin board and pink sheet securities. As provided above, LFS merged with LSP on November 30, 2010, and we have undertaken a process to terminate the former businesses of LFS in the first quarter of 2011.

We are also the sole stockholder of LABDR Services, Inc. (“LABDR”) and we were the sole owner of LaBranche & Co. B.V. (“BV”) through Jamuary 29, 2011 when BV formally liquidated (see subsequent events Note 21 in the financial statements accompanying this Annual Report). LABDR provided disaster recovery services and back-up facilities to other LaBranche subsidiaries until June 2007 when it became inactive. BV represented LaBranche & Co. LLC in European markets and provided client services to LaBranche & Co. LLC’s European listed companies until June 30, 2007, when BV ceased its operations.

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

In 2010 and for part of the first quarter of 2011, our business principally operated in two separate segments: the Market-Making segment and the Institutional Brokerage segment. Our Market-Making segment currently includes the operations of LCAP, LSPE, LSPH and LSPD (and formerly also included the operations of LaBranche & Co. LLC, LSPS and BV prior to their sale and cessation of business, respectively). As of December 31, 2010, the entities within our Market-Making segment were market-makers on the NYSE Amex Exchange, the NYSE Arca Exchange, the NYBOT, the ISE and other domestic exchanges. It is also a market-maker on the London Stock Exchange and Euronext and Eurex exchanges, as well as other on other exchanges and markets internationally. Collectively, since the sale of LaBranche & Co. LLC’s designated market maker business, our Market-Making segment is comprised of market makers for 265 ETFs and 295 options.

Our Institutional Brokerage segment included the operations of the former LFS, which became the LaBranche Financial Services division of LCAP on November 30, 2010 and which is in the process of winding down its business activities in the first quarter of 2011. Prior to the wind-down of business activities, LFS (and subsequently, the LaBranche Financial Services Division of LCAP) provided securities execution services to institutional clients and professional traders. LFS’ central focus was to bring the customer closer to the point of sale and provide price discovery at the highest possible speed and lowest possible cost. LFS also was a market-maker in over-the-counter, bulletin board and pink sheet securities serving as a liquidity provider in those securities. LFS also included an agency business that traded high-yield debt on behalf of its institutional customers and also acted as agent for our holding company in transactions concerning leveraged loans and commercial loans, but LFS terminated these activities in July 2010.

Compensation and related benefits for certain employees and certain company-wide professional fees are allocated to our two principal business segments and when the Institutional Brokerage business completes its wind-down process in the first quarter of 2011, compensation and related benefits will be allocated to the Market Making Segment. However, certain revenues and administrative and corporate overhead expenses, which, until February 2010, consisted primarily of interest on our public debt, are not specifically allocated to one of our principal business segments and thus are treated as “other” revenues and expenses. A more detailed description of our principal business segments is provided below in this “Item 1 – Business.”

Entry into Merger Agreement with Cowen Group, Inc. (See Note 21 to the Financial Statements accompanying this Annual Report)

On February 16, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cowen Group, Inc., a Delaware corporation (“Cowen”) and Louisiana Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a direct wholly owned subsidiary of Cowen, pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into us (the “Merger”), with our company continuing as the surviving corporation and a direct wholly owned subsidiary of Cowen (the “Surviving Company”). Immediately following the consummation of the Merger, Cowen shall cause the Surviving Company to be merged with and into a direct wholly owned Delaware limited liability company (the “LLC”) with the LLC surviving such merger (the “Second Step Merger”).

In the Merger, each outstanding share of our common stock, other than shares held in treasury, will be converted into the right to receive 0.998 (the “Merger Consideration”) fully paid and nonassessable shares of Class A common stock of Cowen. Pursuant to the terms of the Merger Agreement, each holder of our common stock who would otherwise be entitled to a fraction of a share of Cowen common stock in the Merger (after aggregating all fractional shares of Cowen common stock to be received by such holder in the Merger) shall receive from Cowen an amount of cash (rounded to the nearest whole cent) equal to the product of such fraction multiplied by $4.72, the closing share price of Cowen’s common stock on the date of the Merger Agreement. Upon the effective time of the Merger, each outstanding stock option to purchase our common stock, whether or not then exercisable or vested, will be cancelled for no consideration.

The transactions contemplated by the Merger Agreement are intended to qualify as a tax-free reorganization for U.S. federal income tax purposes, so that none of we, Merger Sub or Cowen, or our stockholders generally will recognize any gain or loss in the transaction.

The Merger Agreement contains customary representations, warranties and covenants, including, but not limited to, covenants (i) to continue conducting their respective businesses in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger, (ii) not to engage in certain specified kinds of transactions during such period, (iii) that each of we and Cowen will convene and hold a meeting of our respective stockholders to consider and vote upon, in the case of the our stockholders, the adoption of the Merger Agreement, and, in the case of Cowen stockholders, the issuance of the Merger Consideration, and (iv) that, subject to certain exceptions, our board of directors and Cowen’s board of directors will each recommend the adoption of the Merger Agreement and issuance of the Merger Consideration, as applicable, by their stockholders. In addition, each of we and Cowen is subject to a “no shop” restriction on its ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties, except under circumstances to permit our or Cowen’s board of directors to comply with their respective fiduciary duties.

The Merger is subject to a number of closing conditions, including, but not limited to (i) requisite approval of our stockholders, (ii) requisite approval of the stockholders of Cowen of the issuance of Cowen’s common stock in connection with the Merger, (iii) the effectiveness of a Form S-4 registration statement to be filed by Cowen, (iv) receipt of certain regulatory approvals (including, but not limited to, the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), (v) receipt of customary opinions that the Merger and the Second Step Merger, taken together, will be treated as a reorganization for U.S. federal income tax purposes and (vi) (A) our consolidated tangible book equity being greater than or equal to $193,000,000, (B) the aggregate value of assets reflected on our unaudited balance sheet being less than or equal to four and one-half times our consolidated tangible book equity and (C) the aggregate value of the assets reflected on our unaudited balance sheet being less than or equal to $920,000,000, in each case as calculated on the business day immediately prior to the closing.

The Merger Agreement contains certain termination rights for both us and Cowen, and further provides that, upon termination of the Merger Agreement under specified circumstances, one party may be required to pay the other party a termination fee of $6,250,000. The Merger Agreement also provides that, under specified circumstances, we or Cowen may be required to reimburse the non-terminating party for up to $1,500,000 of its reasonable out-of-pocket transaction expenses.

In connection with the execution of the Merger Agreement, Cowen entered into employment agreements with each of George M.L. LaBranche, IV, our chairman, chief executive officer and president, and William J. Burke, III, our chief operating officer, in each case effective upon the closing of the transactions contemplated by the Merger Agreement.

In connection with the execution of the Merger Agreement, certain of our executive officers entered into a Voting Agreement, dated as of February 16, 2011, with Cowen pursuant to which they each agreed, among other things, to vote the shares of our common stock held by them (representing, in the aggregate, approximately 12.5% of the outstanding shares of our common stock) in favor of the Merger and against any other proposal or offer to acquire us.

In connection with the execution of the Merger Agreement, we also entered into a Voting Agreement, dated as of February 16, 2011, with RCG Holdings LLC pursuant to which RCG Holdings LLC agreed, among other things, to vote all of its shares of Cowen common stock (representing approximately 44.5% of the outstanding shares of Cowen common stock as of February 16, 2011) in favor of the issuance of shares of Cowen common stock in connection with the Merger.

Changes to the Capital and Business Structure of LaBranche in 2010 and 2011

On January 22, 2010, we completed the sale of LaBranche & Co. LLC’s designated market maker operations on the NYSE and all of its net designated market maker positions to Barclays. Under the terms of the transaction, we received $25.0 million in cash plus the value of LaBranche & Co. LLC’s net trading inventory and we retained all cash and other non-designated market maker assets, including our shares of NYSE Euronext, Inc. stock (the “NYX shares”) and $76.0 million in capital that we no longer are required to maintain at LaBranche & Co. LLC in connection with the designated market maker operations.

In addition, on February 15, 2010 (the “Redemption Date”), we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt. On the Redemption Date, all of our remaining note holders were paid 102.75% of the principal amount of their notes, plus accrued and unpaid interest thereon up to the Redemption Date. Therefore, as of February 15, 2010, we have no remaining outstanding public debt, resulting in a reduction of our interest expense by approximately $21 million per year. On January 22, 2010, we satisfied and discharged the indenture governing our outstanding public debt by irrevocably depositing with U.S. Bank National Association (the Trustee for the indebtedness) cash in an amount sufficient to pay the full amount of the redemption price for the Senior Notes on the Redemption Date, together with irrevocable instructions directing U.S. Bank to apply such funds to the payment of the Senior Notes on the Redemption Date. Thus, as of January 22, 2010, we were no longer obligated or restricted under the indenture governing our public debt. Since we started a debt repurchase program in 2008, we have repurchased or redeemed $459.7 million of public debt for $467.0 million in principal and accrued interest.

On January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and we repurchased an aggregate of 8,539,667 shares of common stock (which was equal to the total number of shares tendered), at a price of $4.60 per share plus transaction costs, for a total tender price of $39.6 million, constituting the purchase of an aggregate of 16.6% of our shares. The repurchase of the shares tendered, combined with the 13,182,766 shares repurchased by us pursuant to Board-authorized purchases over the past 2.4 years, have resulted in our repurchasing an aggregate of 21,722,433 shares of our common stock under our repurchase program, which constitutes a repurchase of an aggregate of 35.0% of our outstanding shares of common stock to date under our Board-authorized repurchase programs. Following the repurchases we have approximately $51.1 million remaining in board-authorized repurchases under the repurchase program. However, we do not expect to make any additional repurchases of our common stock while the proposed Merger with Cowen is pending. Since we started a share repurchase program in September of 2008, we have repurchased 21.7 million treasury shares for an aggregate of $90.5 million.

In 2010, following the transactions described above, our Market Making segment shifted its focus away from the cash equities designated market-maker business and focused solely on providing liquidity and making markets domestically in derivative products such as equity, index, ETF and foreign currency options, ETFs and internationally in ETFs. We believed that these businesses provided us with the best opportunity for improved results following our 2009 performance, as these businesses relied more on technology and our ability to quote in multiple markets both domestically and abroad, whereas, our NYSE designated market maker business continued to become less able to interact with the markets on the NYSE as NYSE volumes continued to decline in NYSE-listed stocks and the volumes traded in those securities electronically in alternative markets and dark pools continued to increase and replace trades that once primarily were traded on the NYSE floor.

In 2009, following the departure of our options market-making team, our options market-making business generated significant losses both from unwinding positions of the former market-making team combined with losses incurred by the new options market-making team. The trading strategies we employed in 2010 were not successful after shifting the focus of our Market Making segment toward derivative products, and our negative results in 2010 primarily were caused by continued losses in our options market-making business, which were not entirely offset by positive results in its other market-making businesses including our foreign currency option market-making and trading group, our international ETFs market-making business and our global derivatives arbitrage trading business. We determined to part ways with our co-heads of the options market making business in the third quarter of 2010. We have since made adjustments in that business line, which in addition to the changes in personnel, included significant reductions in inventory that occurred throughout the second half of 2010 and a large portion in January 2011. We intend to continue to reduce our footprint in this business line and are moving to an electronic market-making model with lower inventories. Our Institutional Brokerage segment also reported losses in 2010 across all business lines in that segment, including our equity execution group and business lines in which we terminated business activities in 2010, such as leveraged loans and fixed income securities, equity options, and over-the-counter/pink sheets market-making activities.

Throughout 2010, we continued our efforts to substantially cut overhead and other operational costs, such as employee compensation, communication and inventory financing costs. Although we made significant progress in reducing these fixed and variable costs, the continued decline in margins and volumes traded made it difficult for us to realize the costs savings in our bottom line results.

We are continuing to focus our efforts on the business lines that provide us the best opportunity to generate positive income, including foreign currency options trading and market-making, ETF market-making, electronic options market making and global derivatives arbitrage trading. We believe that our strategies in these businesses are better suited to the current market structure and environment and require lower inventories.

On November 30, 2010, our LFS and LSP subsidiaries merged to form LCAP and LFS withdrew as a broker-dealer following the merger because LCAP became the combined broker-dealer. Following consummation of the merger of LSP and LFS, the business activities of each subsidiary continued to operate as the LaBranche Structured Products division and LaBranche Financial Services division, respectively, of LCAP.

The services offered by our Institutional Brokerage segment remained relatively unchanged following our capital and business reorganization. However, in January of 2011, we commenced a plan to terminate the institutional execution group and professional trader group businesses due to continued decreases in volume and lack of profitability. Although we had taken significant initiatives to cut expenses and reduce headcount in the Institutional Brokerage segment in order to rationalize the costs and reduced order flow of these businesses, it did not generate significant improvement in the results of the institutional brokerage businesses. We expect the termination of these businesses will be completed in the first quarter of 2011 and, thereafter, we will no longer have an Institutional Brokerage segment.

On December 13, 2010, we de-registered LSPD as a broker-dealer with the SEC because LSPD no longer conducted business activities. On December 31, 2010, we also de-registered LaBranche & Co. LLC as a broker-dealer with the SEC, because it no longer conducted business activities following the sale of its designated market-maker business to Barclays.

In addition, as stated in our 2010 public filings, we are no longer hampered by the significant interest expense on our public indebtedness since redemption of our remaining outstanding public notes in February 2010. Historically, the operating expense related to our outstanding debt has been the negative carry to our firm, which was the interest we paid on our outstanding indebtedness, less the interest income we received as a result of having that cash on-hand. Our negative carry prior to the repurchase of all our debt reached a high of approximately $5.4 million per quarter due to the collapse of the interest rates to between 0% to .25% which has now been eliminated, and now we have no negative carry.

Our Market-Making Segment

Our Market-Making Business Model

Our Market-Making segment consists of registered broker-dealers that operate as market makers in equity options, index options, ETF options, foreign exchange options, and ETFs and engage in hedging activities in stocks, options, futures and ETFs related to our market-making operations and conducts principal trading activities in options, ETFs, structured notes, foreign currency securities and futures. We have trading operations in both domestic and global securities markets in which our provision of liquidity is sought by broker dealers and professional market participants and is advantageous to the markets in which we operate. Our main goals are to provide liquidity to the markets and to profit from dynamically changing market prices and from quoting at the national best bid and offer, or “NBBO,” in each case through the use of both technology and human judgment. We believe that our participation in the markets improves market quality and, as a result, lowers trading costs to market participants. Our market-making and liquidity provision activities are performed algorithmically, manually or telephonically by furnishing bona fide competitive bid and offer quotations continuously or regularly upon request and being willing and able to effect transactions at those quotes in marketable quantities. Our manual and telephonic trading is done based on advanced fair value models, which we have proprietarily developed internally.

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

We believe our future success will depend, to a great extent, on our technology and our trading personnel. Therefore, we have developed systems that embed pricing and risk parameters to continuously quote hundreds of securities simultaneously across many markets and depend on our automated fair value models and experienced traders to provide competitive bid and ask quotations upon request from other broker-dealers, particularly those with large sized orders in derivative products that cannot obtain competitive liquidity pricing by placing those orders in small sizes over one or more automated markets. Although regulatory requirements that have governed some of our market-making have historically prevented us from combining all these activities into one broker-dealer, particularly in light of our former NYSE designated market maker operations, we developed a capability for fully integrated position trading. Due to recent events, including the sale of our designated market maker business in 2010, there is less duplication in many of our administrative functions, which is why we merged our primary domestic broker-dealers to form LCAP in November 2010.

The focus of our market-making operations has been shifting over the past several years from our traditional auction based specialist model in cash equity securities on the NYSE and AMEX and equity options listed on the AMEX, to a more electronic and diversified approach to being market-makers in a variety of cash equity and derivative securities, such as ETFs, ETF options, index options and foreign currency options across many different exchanges. We have developed and enhanced our market-making operations domestically and abroad, in Europe and Asia. We believe that as markets continue to evolve and develop worldwide and as new securities, such as ETFs continue to develop abroad, the desire for liquidity providers such as us continues to grow. This shift culminated in the sale of our designated market maker business in January 2010. Although we did not generate positive trading results in 2009 and 2010 and have significantly reduced our equity options market-making activities, we see our continued focus on other derivative products market-making, such as index options, ETF options, foreign exchange options, futures, structured notes and ETFs, as an opportunity to achieve potential profitability.

Our adaptation to the automation and globalization of derivative securities markets is evidenced by our January 2005 formation of LSPE to be a market-maker for ETFs traded on the London Stock Exchange, Eurex and Euronext exchanges and our August 2005 formation of LSPH to conduct hedging transactions in Hong Kong markets and related trading activities in connection with our market-making activities. LSPE became a registered broker-dealer with the FSA in March 2006, and LSPH registered as a broker-dealer with Hong Kong’s Securities and Futures Commission (“SFC”) in October 2006.

Our international market-making operations have grown since inception and their results continued to be profitable in 2010. LSPE experienced significant growth in 2008 and 2009 and continued to contribute revenues to our Market-Making segment in 2010. LSPE has established relationships with a number of British and European order providers, and believes that it benefits from the trading activities generated by these relationships. We plan to continue our investment in LSPE and to pursue opportunities in international ETFs and indexes as they arise. The operations of our LSPH subsidiary are still being developed, and we are working toward making LSPH an important part of our market-making activities. Currently, the bulk of the trading that could be done by LSPH is being performed by LSPE due to cost and operational efficiencies, although that may change in the future. LSPH, however, has been developing its own options and ETF market making capabilities and, although we focused more of our attention in 2009 and 2010 to domestic market making in various derivative products and the growth of our London subsidiary, LSPE, we intend to continue our efforts to trade in our LSPH subsidiary in Asia using the same model of operations we used for LSPE in 2009 and 2010.

The Evolution of the Specialist and Market-Making Industry

Historically, trading of securities on the NYSE and other listed securities markets was conducted through a process managed by the specialist for each security. Effective December 2008, specialists on the NYSE became “DMMs” but the role of the DMMs were essentially the same as the specialist, although the way in which we satisfied our obligations and injected liquidity had become more electronic and required less human intervention prior to the sale of our DMM business in January 2010. However, as markets became more electronic and as order flow in NYSE-listed securities continued to progress away from the NYSE, the number of DMM/specialist firms on the NYSE decreased substantially, and in 2009 and 2010, continued this decline with the sale of Van der Moolen’s specialist business to Lehman Brothers and subsequent sale of Lehman Brothers to Barclays and with Susquehana Investment Group giving up its DMM business in 2009. On January 22, 2010, due to continued declines in NYSE volumes and significantly reduced opportunities to generate profits in our DMM business, we sold our DMM business to Barclay Capital Inc. for $25.0 million plus an amount equal to our net positions in that business on the closing date of the transaction. As a result of the DMM sale transaction, we no longer were required to have $76 million in net capital related to the DMM operations and were able to keep that capital to use for other corporate and working capital needs.

ETF trading on the NYSE Amex Exchange and the NYSE Arca Exchange (both of which exchanges list the securities formerly traded on the AMEX), was historically run by specialists or lead market makers on those exchanges. Like the NYSE specialists, the ETF specialist firms competed for listing through an allocation process organized by the NYSE Amex. An allocation committee of the exchange typically selected the specialist firm for each security based on specified criteria, giving weight to the desires of the listed company. In the second half of 2008, all of the ETFs that had previously been listed on the NYSE Amex Exchange became listed on the NYSE Arca Exchange, and the lead market maker for each ETF listed on the NYSE Arca exchange would be chosen either by the exchange or the ETF issuer.

In addition to normal market making functions, the lead market-maker in ETFs would provide “seed” money to the ETF by creating ETF shares through the purchasing and depositing a group of securities and/or cash into the fund. Due to the evolution of the specialist and market-making functions into more similar roles, there is little difference in the lead market-makers and market-makers for ETFs; thus, the need for seed money has diminished.

Currently, and for the foreseeable future, the large bulk of trading on exchanges, by market-makers, is done and will be done electronically and large orders are at times traded telephonically by broker-dealers through upstairs market-makers. As discussed above, our market makers have developed proprietary algorithms to trade in the nearly all-electronic market both by obligation and inclination. Our algorithms are designed to trade in accordance with our obligations as market-maker and also are designed to trade on opportunity in increasing situations where we are allowed to trade by inclination. Our market-makers provide competitive markets upon request by floor brokers and other broker-dealers, and are ready, willing and able to trade at their quoted prices.

Growth of our Options and ETFs Market-Making

Changes over the past several years in investor behavior from concentration on individual stocks to alternatives such as sector and index trading, as well as ETFs, also have substantially fueled the growth of trading in options, and ETFs. Although margins and advantageous trading opportunities in the equity options market-making business and the domestic ETFs business have diminished in our experience, we believe our foreign currency options, ETFs and related foreign currency products and international ETFs market making-operations continue to provide us with opportunities to generate positive results. In 2009 and 2010, personnel and strategy changes interrupted the growth in our domestic revenue that we had been experiencing generally since 2006. We also experienced increased competition in the domestic options and ETF market making business in 2009 and 2010, which caused fewer opportunities to be available with lower margins and longer durations at times. However, we continued to experience growth with these other derivative products in the overseas European markets through 2009 and, although it did not grow in 2010, continued to be profitable in 2010. Regardless of our experience domestically, the global structured product marketplace continues to evolve providing opportunity for business expansion within this segment.

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

Technological advances and the implementation of Regulation NMS contributed to increased trading through ATSs, such as ECNs, and electronic crossing systems. These systems electronically facilitate the matching of buy and sell orders that are entered by their network members. If a match does not occur, some ATSs will forward unfilled orders to other ATSs or to exchanges such as the NYSE. Some of these networks also allow limited negotiation between members to facilitate a match. These ATSs generally limit trades over their systems to their members, who are typically large financial institutions, professional traders or brokerage firms. Additionally, some ATSs have been developed to facilitate trading by retail investors. In April 1999, the SEC ruled that these networks are allowed, and in specified cases are required, to register and become subject to regulation as stock exchanges. It is possible that the presence of these ATSs and other emerging electronic trading systems contributed to the overall decline in the percentage of equity shares traded on the NYSE over the past six years from approximately 82% to approximately 24.9% in 2009.

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

In 2009 and 2010, as the equity options business continued to evolve, the market-making strategies we employed were not successful after shifting the focus of our Market Making segment toward derivative products. Although our foreign currency market-making and related trading strategies and international ETF market-making businesses continued to be profitable, these positive results were not sufficient to offset the losses generated by our equity options market-making activities. We intend to continue to reduce our footprint in the equity options market-making business and are moving to an electronic market-making model with lower inventories.

Since 2000, ETFs and other derivative products have grown as an alternative to traditional equity and bond investments. ETFs are share-based investment funds that pool investors’ capital and trade on stock exchanges throughout the day at prices determined by the market. ETFs attempt to imitate a stock market index or narrowly defined basket, rather than actively add or remove stocks. As a result, these ETFs offer investors the diversification advantages of a mutual fund, while also possessing certain tax and other advantages of traditional stocks. We believe the increase in program trading during this period is at least partially related to the growth in ETFs because hedging trades executed by market makers tend to be done electronically and in small increments. Additionally, related products such as index and ETF options have grown in popularity in connection with risk management, hedging and other opportunities. These products also require the services of a market-maker to maintain liquidity and a fair and continuous market in those securities. With the significant increases in ETF popularity in the United States and the resulting increase in market participants trading these products, the domestic ETF market-making business became more fragmented and margins continued to decline. We experienced more competition in our ETF trading business and our margins continued to dwindle while related expenses associated with this business remained relatively the same. Therefore our domestic ETF business did not perform as well as in prior periods.

The trading revenues of our Market-Making Segment decreased significantly in 2009 and 2010, largely due to lower volatility and the reduced opportunities of trading on the NYSE in 2009 and the sale of the DMM business in January 2010. The Market-Making segment also became unprofitable in 2009 and 2010 due to a significant decline in our options market-making business following the departure of our options market-making team in January 2009, and the challenging environment facing our new options market-making team and their unsuccessful market-making strategies from their arrival in April 2009 until they left our Company in the third quarter of 2010. In the second half of 2008, the CBOE’s Volatility Index®, or “VIX,” a key measure of market expectation of near-term volatility and investor sentiment reached record high levels and this increased volatility enabled us to generate positive revenues and cash flows in our entire Market Making segment. However, in 2009, the VIX decreased to reflect the cyclical nature of the volatility in the marketplace and the need for liquidity provision declined, this environment, in addition to our continued unsuccessful options market-making strategies caused our options market-making business to sustain losses.

Our Market-Making Operations

Our Market-Making segment revenues, net of interest expense, declined to $18.7 million in 2010 from $25.3 million in 2009 and $49.0 million in 2008. As provided above, we sold our DMM business and related assets in January 2010, and the revenues, net of interest expense, of the DMM business are excluded in the comparative amounts reported above. The decline in 2010 and 2009 was primarily attributable to declines in trading revenue in the domestic options and ETF market-making and losses on the NYX shares offset by increases in revenues in our domestic foreign currency trading and market-making business, our global derivatives arbitrage trading and our European market making activities.

Prior to the implementation of the NYSE’s HYBRID Market in 2006, the cash equities specialist business generated the majority of the revenues of our Market-Making segment, with the revenues from our ETFs and options products growing significantly over that same time period. However, since the NYSE’s HYBRID Market implementation, the cash equities specialist/market-making revenues began to be surpassed by the derivative specialist and market-making activities, which since the third quarter of 2007 has accounted for the majority of our Market-Making segment’s total revenues. We significantly reduced the costs associated with to our Market-Making segment in 2009, 2008 and 2007, largely due to a reduction in compensation expense following significant reductions in workforce related to the implementation of a nearly-fully electronic market under the HYBRID Market model and Regulation NMS. On January 22, 2010, we sold the DMM business for $25 million plus an amount equal to our net positions in that business on the closing date of the transaction. We believe the sale of the DMM business and the redemption of our public indebtedness shortly thereafter significantly lowered our expenses, both in terms of compensation expense and in terms of the expenses related to our outstanding indebtedness (and the negative carry related thereto) and in releasing us of the requirement to maintain $76.0 million in net liquid assets at our DMM business.

In 2008 and 2009, we continued to increase our focus on our market-making operations other than the NYSE cash equities business, and since our sale of the DMM business in January 2010, our focus shifted entirely to making markets in these derivative products. Although we generated losses in our domestic options and ETFs market-making activities in 2010, we believe our Market-Making segment has been employing less capital more efficiently in its trading activities on more exchanges. Our initial acquisition strategy and strategic organic growth from 2000 to 2009 has enabled us to attract products and build relationships in our market-making operations on additional exchanges and in additional countries. The working capital allocated to this segment, however, has decreased from $777.8 million at the beginning of 2007 to $269.5 million at the end of 2009 and to $123.3 million at the end of 2010.

Our Options and ETFs Market-Maker Business

As a market-maker in options (including foreign currency options) and ETFs, we are responsible for maintaining a fair and orderly market in the trading of those securities. In doing so, we may at times be obligated to trade against the market, adversely impacting the profitability of the trade or creating a position that may not necessarily be desired. To hedge the risk of our derivative positions, we may buy or sell the underlying asset(s). As a market-maker, we also trade these derivative securities as principal out of both obligation and inclination. Our principal competitors in the ETF specialist business were Spear, Leeds & Kellogg Specialists LLC, Bear Wagner Specialists LLC (Bear Wagner became Barclays) and Kellogg Group Specialists LLC. Our options business is not dominated by any one or group of competitors.

As a market-maker in options and ETFs, both domestically and internationally, our Market-Making segment generally engages in a course of dealings that is reasonably calculated to contribute to the maintenance of a fair and orderly market. We also may hedge these positions with the underlying assets or other financial instruments. In our market-making function, we either regularly publish bona fide, competitive bid and offer quotations in our securities on an interdealer quotation system, such as the NYSE Arca Exchange, ISE, etc., or we furnish bona fide competitive bid and offer quotations to other broker dealers upon their request. We stand ready, willing and able to effect transactions at our quoted prices with those other broker dealers, thereby bringing immediacy and liquidity to the markets when we choose to participate.

In 2002, we began to implement a strategy to diversify our revenues beyond the core NYSE and AMEX cash equities specialist businesses by focusing on non-traditional products such as options and ETFs, both domestically and globally. This was mainly achieved by coupling the LaBranche reputation and relationships with new trading technologies and algorithms to be used in marketplaces outside the NYSE where growth in new products was evident. This strategy largely began with the formation of LSP in June 2002, in which we have conducted our options, ETFs and other derivatives specialist and market-making business activities on the NYSE Arca Exchange, the NYSE Amex Exchange, NYBOT, ISE and other exchanges.

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

In August and September 2005, we reorganized our options and ETFs specialist and market-making operations under our LSHI holding company subsidiary in order to facilitate the liquidity and working capital management of our non-cash equities specialist and market-making activities. During 2006, our options and ETFs specialist and market-making operations continued to expand our LSPE and LSPH subsidiaries continued start-up activities to commence its market-making activities in London and Hong Kong. In the second quarter of 2009, we sold our options specialist operations on the PHLX to a third party. In addition, in March 2008, LSP sold its equity options specialist operations to another AMEX options specialist to a third party. These transactions essentially caused a discontinuation of our specialist operations in options products.

In 2007 and 2008, in particular, our expansion into new products and increased globalization had given us opportunities which we believed would enable us to further diversify our business. Our trading operations in London began yielding positive results in 2007 and that production accelerated in 2008 and 2009 due in part to market volatility and the fact that LSPE provided liquidity on a regular basis to the ETF markets abroad. We are continuing to develop trading technologies to enable us to make markets in ETFs and options in Hong Kong through our LSPH subsidiary. The expansion of our derivative product market-making business into the United Kingdom and Hong Kong is evidence of our strong belief that market-making operations are needed and that we can profit by growing abroad. We believe we are in an opportune position to leverage the electronic trading technologies developed in our domestic operations to continue to make markets in the United Kingdom and Hong Kong.

During 2009 and 2010, our domestic index and options market-making activities experienced lower revenues and generated losses while our foreign currency option market-making and trading operations and European market making activities delivered continued profitability. In November 2010, we merged LFS into LSP and changed the name of the surviving company to LaBranche Capital, LLC in order to achieve efficiencies in capital usage, reduced personnel and combined back-office operations. As discussed above in “—Changes to the Capital and Business Structure of LaBranche in 2010 and 2011,” we commenced a plan in January 2011 to wind down the former operations of LFS by the end of the first quarter of 2011 due to the continued unprofitability of that business caused by continued reductions in volumes and order flow. The business formerly conducted by LFS is described in more detail in “—Our Institutional Brokerage Segment.”

For detailed financial information in connection with our Market-Making segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market-Making Segment Operating Results” and Note 15 to the Financial Statements filed herewith.

Competition in the Market-Making Industry

Options and ETFs Market-Makers. Competition in the options and ETFs market making business is extremely intense. Although there is not an official allocation process to become a market-maker on the exchanges on which we conduct these market-making activities (since there is not one central market-maker, as on the NYSE), market-makers are based on the strength of their capital base, willingness and ability to furnish competitive bid and offer quotations quickly and effectively, willingness to commit its capital to provide liquidity to the market when other market participants may not be willing or able to do so, and skills in monitoring and managing risk appropriate to its market-making activities. We have many competitors, including, without limitation, Goldman Sachs, Susquehanna Investment Group, Citadel Investment Group, Timber Hill, Knight Trading and Interactive Brokers who provide these market-making services in options and ETFs, and some of these competitors have greater financial resources, relationships and personnel resources than we do.

Our Market-Making Segment’s Competitive Position

We are committed to providing the highest quality service to our various constituencies. Our competitive position is based on the following factors:

•

Leading position in the market-making industry. We are a significant market-making firm in options and ETFs on various exchanges, such as the NYSE Amex Exchange, the NYSE Arca Exchange, the NYBOT and the ISE. We have a long-standing reputation as a leading market-making firm. Until the second half of 2010, we grew and diversified our business and increased our services through widely varying market conditions. We have maintained our business and reputation in both options and ETFs domestically and abroad as market-makers. We believe that market participants seeking liquidity in these products have come to rely on the reputation of LCAP and LSPE as brokers with significant capital resources and the ability to provide liquidity in the products that we continue to trade when other market participants have not.

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

•

Reputation in industry as effective market-maker and relationships with significant market participants. Over the past several years, we have established and maintained a reputation as a market-making firm that is ready, willing and able to provide liquidity to the market at times when other parties are not willing to do so. We are able to provide quotations quickly upon request when called to do so and stand ready to execute transactions in the size and prices quoted, which has resulted in more order flow being directed to our market-makers. Due to our market-making capabilities and our willingness to provide competitive quotes and liquidity upon request, we have enjoyed excellent relationships with other market participants seeking our liquidity. These capabilities span both domestically and internationally.

•

Ability to deploy capital efficiently. We have employed capital more efficiently in our trading activities on more exchanges, and in derivative products and ETFs, in seeking growth opportunities while maintaining a leadership position in the cash equities specialist market. Due to the sale of the DMM business in 2010, we no longer have an NLA requirement to the NYSE or SEC going forward. Our initial acquisition strategy and strategic organic growth has enabled us to gather products in our market-making operations on additional exchanges and in additional countries. Our 2005 and 2006 restructuring of certain of our options and ETFs market-making subsidiaries allowed us to develop those operations across various domestic and international exchanges and market places. The organizational structure of our Market-Making segment after the combination of our LFS and LSP subsidiaries in November 2010 to form LCAP was intended to enable us to better allocate and deploy our capital, workforce and technology across our operations in order to more efficiently seek out opportunities as they arise.

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

On November 30, 2010, we consummated a merger of LFS into LSP and changed the name of the surviving company to LCAP. In January 2011, we commenced a plan to terminate our Professional Trader Group and Institutional Execution Group by the end of the first quarter of 2011( See note 21) in the financial statements accompanying this Annual Report).

Our Institutional Brokerage Operations

The business conducted by the LFS division of LCAP, which represents our Institutional Brokerage segment is in the process of being wound down and terminated, and, as of the end of February the LFS division of LCAP is no longer conducting trading activities. Until the wind down of its business,

LFS provided a range of customized execution services, to a range of institutional and individual clients through our Institutional Execution Group (“IEG”). IEG provided institutions with highly customized service built around special execution needs. IEG focused on timely executions with minimal market impact and, through an outsourced clearing relationship with a major Wall Street firm, clears trades on every major domestic stock exchange, with straight-through processing from order origination to trade execution. IEG also provided soft dollar execution and other administrative services to institutional customers. IEG had active relationships with over 300 accounts.

Commencing in May 2007, following approval by FINRA, LFS commenced principal trading and market-making activities in 500 OTC Bulletin Board and Pink Sheet securities. In 2009, the number of OTC Bulletin Board and Pink Sheet securities in which LFS was authorized to make a market was increased to 4,000. This OTC Bulletin Board and Pink Sheets market-making business was terminated in the third quarter of 2010.

Our Institutional Brokerage segment revenues, net of interest expense in 2010 decreased to $14.0 million from $30.5 million in 2009. Commission and trading revenues decreased by $18.7 million from 2009 to 2010 and increased $0.4 million from 2008 to 2009, offset by a $5.6 million loss in the NYX shares held by LFS. However, trading and compensation expenses also significantly decreased in 2010.

Beginning in April 2008, we commenced efforts to significantly increase our IEG group’s activities and provide our customers with additional products and services to enhance their investment objectives. Some of these services included facilitation trading, in which we provided liquidity on certain customer orders by interacting directly with those orders with our own capital, and corporate access initiatives, in which we provided avenues to the “buy side” to publicly traded entities. To energize this growth in 2009, we made key hires of sales and position traders that we believed would help us build our Institutional Brokerage business into an operation that meets the needs of today’s institutional customers. Due to significant market changes in 2009, including declining trading volumes and continuing redemptions of investors at many large customers, we were not able to maintain the growth in revenues that was intended by many of our key hires in 2009, despite the increase in revenues we had experienced during 2008 and the beginning of 2009. Changes in the institutional brokerage environment for firms our size and decreased volumes in late 2009 and all of 2010 forced us to take additional initiatives to cut expenses and reduce headcount in order to rationalize the costs and order flow of these businesses, due to the fact that the perceived opportunities of hiring additional sales traders did not fully materialize and our cost structure continued to pose challenges to improving our Institutional Brokerage segment results. We significantly reduced our facilitation trading and, in the depressed marketplace, fewer companies were willing or able to provide corporate access to institutional customers. Therefore, the intended growth mechanisms for LFS before and after its merger into LCAP were not fully achieved.

Before and after its merger into LCAP, LFS also provided agency execution services to LaBranche & Co Inc. in connection with commercial bank debt and leveraged loan transactions. LFS employees provided capital analysis with respect to the issuers of these debt products and used their relationships with the transfer agents of these products as well as with purchasers and sellers of these products, in order to assist LaBranche & Co Inc.’s participation in the leveraged loan/commercial debt market. We terminated this commercial bank debt and leveraged loan business in July 2010.

For detailed financial information relating to our Institutional Brokerage segment, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Institutional Brokerage Segment Operating Results” and Note 15 to the Financial Statements filed herewith.

Regulatory Matters

The securities industry in the United States is subject to regulation under both Federal and state laws. In addition, the SEC, FINRA, the NYSE Amex Exchange, NYSE Arca Exchange and other regulatory organizations require compliance with their rules and regulations. On January 21, 2007, a majority of the member firms approved a consolidation of the NASD’s and NYSE’s regulatory arms, to form FINRA. The consolidation resulted in a single regulatory division that is responsible for member examination, enforcement, arbitration and mediation, as well as market regulation for the NYSE, the NYSE Arca Exchange, NASDAQ, the NYSE Amex Exchange and Chicago Climate exchanges. In July 2007, NYSE Regulation and the NASD consummated their merger, forming FINRA, the surviving self-regulatory agency. In consummating the merger of these self-regulatory organizations, representatives from each agency stated that they expect there to be one set of regulatory rules to apply to all broker-dealers, regardless of the exchange in which they operate, and this consolidation process is continuing. Currently, we cannot be sure of the timing or nature of any such uniform rules.

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

Our trading subsidiaries are under constant review by the NYSE Amex Exchange, the NYSE Arca Exchange, all of which reviews are conducted by FINRA on their behalf, and the other exchanges on which they conduct operations on all aspects of their operations and financial condition. FINRA employs sophisticated monitoring systems and requires adherence to stringent rules approved by the. Any investigations that previously would have been forwarded to these exchanges regulatory divisions would now be forwarded to FINRA.

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

Capital Requirements

Our broker-dealer subsidiaries are subject to net capital requirements as required by SEC Rule 15c3-1. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Liquidity and Capital Resources” for our broker-dealer subsidiaries’ capital requirements and actual amounts.

In January 2010, we sold the DMM business and related assets which resulted in LaBranche & Co. LLC no longer required to meet the Net Liquid Capital requirements of the NYSE for DMMs. On February 5, 2008, the Securities and Exchange Commission approved an NYSE-proposed reduction by 75% in NLA requirements applicable to LaBranche & Co. LLC as a specialist (and now DMM) on the NYSE. This reduction was effective immediately and resulted in a reduction of LaBranche & Co. LLC’s NLA requirement by approximately $205.0 million.

Failure by any of our broker-dealer subsidiaries to maintain the required net capital and/or NLA may subject it to suspension or revocation of SEC registration or suspension or expulsion by the respective exchanges of which it is a member.

Employees

As of December 31, 2010, we had 84 full-time employees, of which 51 were employed in our Market-Making segment, 17 were employed at our Institutional Brokerage segment, and 16 were employed at the Holding Company. These 84 employees at December 31, 2010, included 17 traders and support personnel working in our Market-Making segment in our London and Hong Kong offices. Upon the sale of the DMM business to Barclays in January 2010 we reduced our full-time employees by 65 which were primarily from the Market-Making segment as a result of this transaction and additional reductions of duplicative personnel in our continuing operations. In connection with our termination in the first quarter of 2011 of the Institutional Brokerage Segment the 17 employees formerly engaged in that business will no longer be affiliated with our Company.

Item 1A.	RISK FACTORS

The following risk factors should be carefully considered in evaluating our business and us because they have a significant impact on our business, operating results, financial condition, and cash flows. If any of these risks actually occurs, our business, financial condition, operating results and/or cash flows could be adversely affected.

Risks Related to Our Proposed Merger with Cowen

We will be subject to various uncertainties and contractual restrictions while the Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the Merger on our employees and certain of our business operations may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel. Employee retention and recruitment may be particularly challenging, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results.

In addition, the Merger Agreement restricts us, without Cowen’s consent, from, among other things, (i) making any material change in the conduct of our business or enter into any transactions other than in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger, (ii) making changes in our organizational documents or issuing stock or instruments convertible into our stock, (iii) entering into certain transactions, (iv) subjecting any of our material assets or properties to any liens, (v) redeeming, repurchasing or otherwise acquiring our stock, (vi) increasing compensation or benefits of any of our personnel (with certain exceptions), (vii) settle, release or forgive any material claims, litigation or regulatory action, or (viii) making any other material changes or entering into any material transactions, in each case without the prior consent of Cowen. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

We may be unable to obtain satisfaction of all conditions to complete the Merger, including the approval of our stockholders and Cowen’s stockholders in the anticipated timeframe, or at all.

Completion of the Merger is contingent upon customary closing conditions, including approval of the Merger by our stockholders and the approval by Cowen’s stockholders of the issuance of Cowen common stock in connection with the Merger. We may be unable to satisfy all the conditions to the Merger. If the stockholders of either company do not approve the Merger at the special stockholder meetings to be held after the related Merger proxy and registration statement is effective, the Merger will not be consummated.

In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. These closing conditions include, among others, the receipt of required approvals of our and Cowen’s respective stockholders, receipt of certain regulatory approvals such as FINRA, the FSA (in the United Kingdom) and the SFC (in Hong Kong) and the expiration or termination of all waiting periods under applicable antitrust laws, including the applicable waiting periods under the Hart–Scott–Rodino Antitrust Improvements Act of 1976. Any delay in completing the merger may adversely affect the benefits that we and Cowen expect to achieve from the Merger and the integration of our businesses, and the Merger Agreement provides a termination right to each party if the Merger is not consummated by August 31, 2011.

If the Merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

•	payment to Cowen of a termination fee of $6.25 million or reimbursement of Cowen’s expenses of up to $1.5 million, as specified in the Merger Agreement, depending on the nature of the termination;

•	being subject to litigation related to any failure to complete the Merger.

Any delay or inability to satisfy all conditions to complete the Merger, or failure to complete the Merger could negatively affect our future business, financial condition or results of operation.

The governmental agencies from which the parties will seek these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the Merger, agencies may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business after consummation of the Merger. These requirements, limitations, costs or restrictions could jeopardize or delay the consummation of the Merger or may reduce the anticipated benefits of the business combination.

Further, no assurance can be given that the required stockholder approvals will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals. If we agree to any material requirements, limitations, costs or restrictions in order to obtain any approvals required to consummate the Merger, these requirements, limitations, costs or restrictions could adversely affect the ability to integrate the operations or reduce the anticipated benefits of the Merger. This could result in a failure to consummate the Merger or have a material adverse effect on the business and results of operations of the combined company after consummation of the Merger.

Whether or not the Merger is completed, the announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Pending stockholder litigation could prevent or delay the closing of the merger or otherwise negatively impact our business and operations.

Since the announcement of the proposed Merger on February 17, 2011, two class action lawsuits have been filed by stockholders in the Supreme Court of the State of New York, County of New York. Plaintiffs in both actions challenge the Merger Agreement entered into by Cowen and us. The actions allege that our directors, Michael LaBranche, Alfred O. Hayward, Jr., Katherine Elizabeth Dietze, Donald E. Kiernan and Stuart M. Robbins, breached their fiduciary duties of care and loyalty in approving the Merger Agreement. The actions also allege that we, Cowen and Louisiana Merger Sub, Inc., a wholly-owned subsidiary of Cowen created to effectuate the proposed transaction, aided and abetted the alleged breaches of fiduciary duty. See “Item 3—Legal Proceedings” for more detailed information concerning these lawsuits. The complaints seek, among other things, injunctive relief against consummation of the Merger, declaratory judgments for breach of fiduciary duties, attorney’s fees and damages in an unspecified amount. No assurances can be given that this litigation will not result in such an injunction being issued, which could prevent or delay the closing of the Merger. It is possible that additional lawsuits may be filed against us asserting similar or different claims. There can be no assurance that we or any of the other defendants will be successful in the outcome of any of these pending or future lawsuits.

Risks Related to Our Business

The market structure in which we operate may continue to change or lose its viability, making it difficult for us to achieve or maintain profitability.

Our trading businesses, by their nature, do not produce predictable earnings, and all of our businesses are materially affected by conditions in the global financial markets and economic conditions generally. In the past three years in particular, these conditions have changed suddenly and negatively.

The market structure in which we operate is changing and these changes could have an adverse affect on our financial condition and results of operations. These changes may make it difficult for us to maintain and/or predict levels of profitability or may cause us to generate losses. The most notable recent events that could have a direct impact on our business are the proposal for a stock and options transactions tax by the Obama administration, the NYSE’s new market model, which commenced in late December 2008, the change to the NYSE’s HYBRID market model, the NYSE’s mergers with Archipelago and Euronext in 2006 and 2007, the 2008 merger of NYSE Regulation and the NASD, forming FINRA, SEC emergency rulemaking with respect to Regulation SHO and the SEC’s structural changes in the U.S. equity trading markets. As noted, many of these changes resulted in a significant reduction in the profitability of our DMM business, which caused us to sell the DMM business and related assets in January of 2010, which also marked the exit of our company from the Hybrid market model at the NYSE. Many of the market changes, along with our unsuccessful trading strategies in response to, and following, such changes, have caused our options market-making business to generate significant losses over the past two years.

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

Technology is fundamental to our business and our industry. The continued growth of electronic trading and the introduction of new technologies, such as our options, ETFs and futures market-making algorithms, is changing our businesses and presenting us with new challenges. Securities, futures and options transactions are increasingly occurring electronically, both on our own systems and through other alternative trading systems, and it appears that the trend toward alternative trading systems will continue and probably accelerate. This acceleration could further increase program trading, increase the speed of transactions and decrease our ability to participate in transactions as principal, which would reduce our profitability. Some of these alternative trading systems compete with our Market-Making businesses, and we may experience continued competitive pressures in these and other areas. We have invested significant resources into the development of electronic trading systems and expect to continue to do so, but there is no assurance that the revenues generated by these systems will yield an adequate return on our investment, particularly given the increased program trading and increased percentage of stocks trading off of the historically manual trading markets.

Our technology, which designed to trade on various exchanges and marketplaces, can only be as good as the systems with which it interacts. This means that there are times when system failures on the exchanges on which we operate have had an impact on our profitability. We cannot provide assurance that any of these exchanges will be able to reimburse us for all losses incurred as a result of their systems failures on a timely basis, or at all, or even if these exchanges will be able to understand or agree that those losses were in fact caused by their systems failures, any of which could adversely affect our results of operations and financial condition. In addition, the exchanges’ systems failures could result in erroneous regulatory investigations that could be generated by false exception reports by the market surveillance groups of those exchanges.

An inability to timely or successfully develop enhanced proprietary trading systems and increases in electronic trading on other exchanges for our market-making business, may adversely affect our business and profitability.

As the securities trading marketplace has become almost completely automated, we have developed electronic trading capabilities which allow us to interact with electronic order flow, and to engage in market-making transactions in options, ETFs and other derivative product in other markets, such as the NYSE Amex Exchange, the NYSE Arca Exchange, the ISE, the NYBOT, the Comex and other options and derivative product exchanges, which have introduced their own version of a fully or mostly automated market in order to comply with Regulation NMS. All of these electronic-based markets have required us to expend significant programming efforts and resources to transact business in the electronic marketplace. Throughout this process, we have internally developed trading systems to interact on these markets and these systems. We have experienced some declines in revenues and/or have generated losses at times under these conditions, and may experience further declines in trading or revenues as the new markets models and electronic trading platforms emerge, and it is still early in the new electronic trading environment to fully determine the successes or failures of these trading technologies and their effect on our profitability. We have also developed internal fair value programs designed to enable us to provide competitive quotations on request from other broker-dealers in our derivative product market making businesses quickly and efficiently. We cannot guarantee that these fair value models and programs will be effective or competitive in comparison to other similar market-makers and our ability to compete may depend on the resources we devote to these programs and the talent of our traders and developers. Our ability to compete with other market-making firms may be adversely affected if others are able to more quickly and efficiently make markets better than we can.

We have developed and are continuing to develop more advanced trading technologies to trade opportunistically while continuing to comply with our market-making obligations in our other market-making activities in options and ETFs. There can be no assurance that our internally-developed market-making algorithms do not have errors or can always monitor or prevent rule violations. In addition, we cannot assure you that our trading algorithms cannot have flaws or that our quality assurance procedures will always catch those flaws, which could result in algorithmic trading programs that generate losses in a short or prolonged timeframe. In the event all violations or losses cannot be prevented, these trading programs may expose us to regulatory fines and penalties by exchange regulatory authorities or expose us to significant trading losses.

We cannot provide assurance that our more advanced trading systems, even if they perform as designed, will be profitable due either to the changing nature of the marketplace or changes in exchange and/or securities rules or laws. We also cannot provide assurance that these proprietary trading systems will enable us to compete effectively with our direct competitors, who may have better or more advanced technology than we do. Our profitability and ability to compete may depend on the ability of our business and technology personnel to effectively adapt these advanced trading systems to changes in the marketplace, while adequately maintaining our specialist and market-making obligations. In the event we cannot successfully build and adapt this trading technology, our financial condition and results of operations may be adversely affected.

After the sale of our DMM business in January 2010, our Market-Making segments results have been, and may continue to be, more volatile and difficult to predict.

Since we sold LaBranche & Co. LLC’s DMM operations in January 2010, the results of our Market-Making segment have shifted solely to our options and ETFs market-making activities and foreign currency trading. Historically, and for the foreseeable future, the operating results of these derivatives market-making operations have been significantly more volatile and difficult to predict than our DMM business. For example, our options and ETFs market-making results in 2007 were significantly less profitable than those divisions were in 2008 when our options market-making results constituted the substantial majority of our Market-making segment’s profitability. In 2009 and 2010, our options market-making business generated significant losses. The profitability of our remaining Market-Making businesses will be difficult to project and may vary significantly. Historically, the earnings performance of our options and ETFs market making division has been very volatile with significant profits in one period versus poorer performance in others. This volatility can have a material adverse effect on our profitability in each accounting period, and on our ability to project earnings going forward, which could create volatility in our stock price, depending on these results.

Our future success will depend on the ability to upgrade information and communications systems, and any failure to do so could harm our business and profitability.

The development of complex communications systems and new technologies, including Internet-based technologies, may render our existing information and communications systems outdated. In addition, our information and communications systems must be compatible with those of the NYSE Arca Exchange, the NYSE Amex Exchange, the ISE, the Comex and the other exchanges on which we conduct business. As a result, when those exchanges upgrade their systems, we will need to make corresponding upgrades. For example, throughout 2007, 2008 and 2009, the NYSE made numerous changes to its trading technologies, both major and minor, in its discretion. Some of these changes required us to adapt our trading technology, with processes that can at times be time consuming and costly and that often carried risks associated with high frequency trading algorithms, such as coding errors, system malfunctions, quality assurance testing errors and technology glitches. These same types of errors can arise in our general trading algorithm technology development lifecycle, as well. Our future success will depend on our ability, on a cost-effective basis, to timely and competitively respond to changing technologies. Our failure to do so could have an adverse effect on our business, financial condition and/or operating results. Ultimately, these changes, as well as significantly reduced profitability of our DMM business caused us to sell the DMM business in January 2010 at a value much lower than we would have received prior to this market, technological and other changes.

The domestic NYSE Arca Exchange’s, the NYSE Amex Exchange’s, the CBOE’s, ISE’s, NYBOT’s, Comex’s, and the international London Stock Exchange’s, Euronext and Eurex exchanges ability to develop information and communications systems and complex computer and other technology systems has been instrumental in their development over the past several years. We are dependent on the continuing development of technological advances by these exchanges, as well as the other exchanges on which we trade, which is a process over which we have no control. If any of these exchanges, for any reason, is unable to continue its history of computer-related and other technological developments and advances, those failures could have an adverse effect on its success, including an ability to grow, to manage its trading volumes and to attract new listings. For example, in the new Regulation NMS environment, the NYSE and NYSE Amex Exchange had lost significant market share in trading of their listed securities to ATS’s, ECNs and large trading operations that internalize certain trading.

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

With the recent implementation of significant new and amended SEC and exchange rules, such as Regulation NMS, final Rule 204 under Regulation SHO, the NYSE’s new market model and HYBRID model, and the creation of FINRA, there are voluminous new rules that have either been passed or are in the process of being implemented in the financial services industry over the past three years. As set forth above, we believe Regulation NMS, Rule 204, the creation of FINRA and the other market rules and changes have materially affected our compliance costs and have altered the competitive environment in which our Market-Making segment functions. As discussed above, the restrictions of regulation and the impact of Regulation NMS have caused a marked decline in the order flow of trades in NYSE-listed securities to the NYSE, which had significantly adversely impacted LaBranche & Co. LLC’s profitability and led to our sale of our DMM business. Further rule changes or even differing views of the application of new or amended market-making rules or their interpretation could adversely affect our compliance costs or result in increased investigations or inquiries into our trading practices or compliance procedures. Some of these new rules have required us to hire mandated “independent auditors” to review our compliance and technology development procedures to determine whether they are adequate or designed to comply with rules. These requirements also can, and have, increased our compliance costs and/or regulatory fines.

We are subject to extensive regulation under federal and state laws that could result in investigations, fines or other penalties.

Our broker-dealer subsidiaries are subject to increasing regulatory inquiries and informal investigations in the ordinary course of business and, as a result, are spending more resources on responding to and defending these inquiries and investigations. It is possible that these additional resources could result in increased legal and professional fees, as well as additional fines and formal regulatory actions going forward. It is difficult to predict whether and to what extent any of these regulatory inquiries could escalate. However, if any of these ordinary inquiries progress into material regulatory or legal proceedings, such proceedings could result in settlements, determinations or judgments requiring substantial payments of sanctions, fines and penalties, as well as the costs of defending these actions, which could materially and adversely affect our business and operations. For example, in June 2010, one of the regulatory investigations to which we were subject escalated into the form of a proceeding brought against LCAP (formerly our LaBranche Structured Products, LLC subsidiary) for violations of Regulation SHO and related charges. There can be no assurance as to the outcome or timing of the resolution of this proceeding. We therefore are unable to estimate the amount or potential range of any loss that may arise out of this proceeding. The range of possible resolutions could include a determination and judgment against us or a settlement that could require a substantial payment by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We have had substantial personnel turnover, including key trader turnover, and may have additional turnover, which could adversely affect our profitability.

Since 2006, we have undergone significant headcount reductions, both through reductions in work force due to the proliferation of electronic trading and through attrition due to the changing market environment. From time to time, we also have had significantly talented traders leave our Company for other opportunities. For example, in January 2009, we announced that options market-making trading team left our Company to pursue other opportunities. This team helped build our options market-making business through a period of significant growth and our LSP operations have continued to represent an increasing large portion of our reported revenues during their tenure. The loss of this team and the timing and costs associated with continuing our options market-making business under new leadership had a material adverse effect on our revenues in 2009 and 2010 and other similar changes could continue to have a material adverse effect on our profitability either because the production continues to suffer or because we do not receive the order flow that once was directed to our firm. Since we sold our DMM business in January 2010, continued declines in the revenues and or profitability of our options market-making, ETF market-making and other businesses could have a material adverse effect on our profitability. This is true because we are significantly more reliant on our derivatives market-making business as, by far, the largest portion of our business. Historically, the earnings performance of our market making divisions has been very volatile with significant profits in one period versus poorer performance in others. This volatility can have a material adverse effect on our profitability and on our ability to project earnings going forward, which could create volatility in our stock price, depending on these results.

Our future success could depend on our ability to retain key personnel.

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

Our current and prospective employees may experience uncertainty about their future roles with us and our business prospects, both in general and following the announcement of our anticipated merger with Cowen. This uncertainty may adversely affect our ability to attract and retain key personnel, which would adversely affect our business and results of operations.

Our businesses have been and may continue to be affected by changes in the levels of market volatility.

Our market-making businesses depend on market volatility to provide trading and arbitrage opportunities, and decreases in volatility may reduce these opportunities and adversely affect the results of these businesses. On the other hand, increased volatility, while it can increase trading volumes and spreads, also may expose us to increased risks in connection with our market-making businesses or could cause us to reduce the size of these businesses in order to avoid increasing capital charges or risk-based haircuts. Limiting the size of our market-making positions and investing businesses can adversely affect our profitability. In periods when volatility is increasing, but asset values are declining significantly (as has been the case recently), it may not be possible to sell assets at all or it may only be possible to do so at steep discounts. In such circumstances we may be forced to either take on additional risk or to incur losses. In addition, increases in volatility increase the level of our risk weighted assets and increase our capital requirements which increase our funding costs.

Our businesses, profitability and liquidity may be adversely affected by deterioration in the credit quality of, or defaults by, third parties who owe us money, securities or other assets or whose securities or obligations we hold.

Our securities transactions are conducted as principal, and at times, as agent, with broker-dealer or bank counterparties located in the United States and abroad. While exchanges and the clearing houses monitor the credit standing of the counterparties with which we conduct business, we cannot be certain that any of these counterparties will not default on their obligations. If any do, our business, financial condition and/or operating results could be adversely affected.

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

If there are any additional investigations or actions against us, such investigations or actions could result in settlements, determinations or judgments requiring substantial payments by us, including the costs of defending such investigations or actions, the imposition of substantial sanctions, fines or penalties and the suspension or revocation of our subsidiaries registrations with the SEC as a broker-dealer or their suspension or expulsion as member firms of FINRA and/or the exchanges on which we operate, in which case we would be unable to operate, or significantly hampered from operating, our business.

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

Many aspects of our business involve substantial risks of legal liability. Our market-making businesses are exposed to substantial risks of liability under federal and state securities laws, other federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC, the NYSE Amex Exchange, the ISE, the NYBOT, the Comex, the NYSE Arca Exchange, the London Stock Exchange, the FSA and other exchanges and regulatory authorities.

The NYSE and SEC investigation of specialist trading activity that was settled in April 2004 has also resulted in the initiation of purported class action and derivative action proceedings against us and certain of our officers and directors in the United States District Court for the Southern District of New York and other proceedings in other courts. Also, in June 2010, one of the regulatory investigations to which we were subject escalated into the form of a proceeding brought against LCAP (formerly our LaBranche Structured Products, LLC subsidiary) for violations of Regulation SHO and related charges. The announcement of our anticipated merger with Cowen has also resulted in the filing of class actions against us and our directors. All of these legal proceedings are described under “Item 3—Legal Proceedings.”

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

We may incur losses as a result of our balance sheet and risk management processes and strategies.

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

Market volatility has been relatively low in recent years. An increase in volatility would increase our measured or hedged risk, which might cause us to reduce our proprietary positions or to reduce or adapt certain of our business activities. In addition, we have a substantial balance sheet relating to our options and ETF specialists and market-making operations. In the event the assumptions or quantifications we have taken to seed or hedge these positions are incorrect, or in the event the market volumes, prices or volatility are not as anticipated, our financial condition could be harmed. In such circumstances, we may not be able to reduce our positions or our exposure in a timely, cost-effective way or in a manner sufficient to offset the increase in measured risk, which could adversely affect our financial condition and results of operations.

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

Adverse changes affecting the economy and/or the securities markets could result in a further decline in market volatility or liquidity, thus negatively impacting revenues at our Market-Making segment and our Institutional Brokerage segment, which have caused us to commence a plan to terminate our Institutional Brokerage segment as described in “Item 1 – Business” of this Annual Report on Form 10-K. Many elements of our cost structure do not decline if we experience reductions in our revenues and we may be unable to adjust our cost structure on a timely basis, or at all, and we could suffer losses.

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

A majority of our Market-Making segment’s revenues are derived from our trading for our own account as principal. We may incur trading losses relating to these activities, since each trade primarily involves the purchase, sale or short sale of securities for our own account. In any period, we may incur trading losses in a significant number of our market-making stocks, options, ETFs, foreign currencies and other derivatives for a variety of reasons, including price declines, lower trading volumes and the required performance of our obligations. From time to time, we have large position concentrations in securities of a single issuer or issuers engaged in a specific industry. In general, because our inventory of securities is marked-to-market on a daily basis, any downward price movement in these securities results in an immediate reduction of our revenues and operating results. Our market-maker trading in options, ETFs, other derivative instruments and foreign currencies also exposes us to certain additional risks associated with such factors as price fluctuations, foreign exchange currency movements, changes in the liquidity of markets, volatility and counterparty credit. Although we have adopted and carry out risk management procedures, we cannot be sure that these procedures have been formulated properly to identify or completely limit our risks and, even if formulated properly, we cannot be sure that we will successfully implement these procedures. As a result, we may not be able to manage our risks successfully or avoid trading losses.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to a large number of derivative transactions, many of which are intended to hedge our market-making risk, including credit derivatives, which require that we deliver to the counterparty the underlying security, loan or other obligation in order to receive payment. In a number of cases, we do not hold the underlying security, loan or other obligation and may have difficulty obtaining, or be unable to obtain, the underlying security, loan or other obligation through the physical settlement of other transactions. As a result, we are subject to the risk that we may not be able to obtain the security, loan or other obligation within the required contractual time frame for delivery. This could cause us to forfeit the payments due to us under these contracts or result in settlement delays with the attendant credit and operational risk as well as increased costs to the firm.

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

The SEC, FINRA, the NYSE Amex Exchange and various other regulatory agencies have stringent rules with respect to the maintenance of minimum levels of net capital by securities broker-dealers. As of December 31, 2009, LaBranche & Co. LLC was required to maintain minimum NLA of approximately $70.2 million. In January 2010, we sold the DMM business and related assets so the NLA requirement no longer applies to LaBranche & Co. LLC after the sale was consummated on January 22, 2010. After the DMM sale, the regulatory capital requirement for LaBranche’s combined subsidiaries is $4.0 million. Failure by any of our broker-dealer subsidiaries to maintain its required level of net capital may subject it to suspension or revocation of its SEC registration or suspension or expulsion by the applicable exchange and/or the SEC or FINRA and/or the FSA in the United Kingdom or the SFC in Hong Kong. If this occurs with respect to any of our businesses, we would be unable to operate those businesses until we once again comply with the capital requirements. In addition, a change in these rules, the imposition of new rules or any unusually large capital requirement or charge against the regulatory capital of any of our broker-dealer subsidiaries could limit those areas of our operations which require intensive use of capital. These rules also could restrict our ability to withdraw capital from our broker-dealer subsidiaries, thus limiting our ability to expand, diversify or even maintain our present levels of business, pay dividends, repay debt and repurchase shares of our outstanding common stock.

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

We cannot be sure that we will be able to compete effectively with current or future competitors in the market-making industry. New listings on the NYSE are obtained by the DMMs by an allocation process. Due to the sale of the DMM business in January 2010, LaBranche will not be competing for new listings of NYSE cash equities going forward. We compete with significantly larger entities to be the market-maker in ETFs, options and other derivative products. Although we have been able to secure a market share of these market-making businesses, we cannot assure you that our growth in market share will continue as our competitors focus more resources on their market-making and other trading businesses. Some of our competitors may have significantly greater financial and other resources than we have in our market-making activities and may have greater name recognition. These competitors may be able to respond more quickly to new or evolving opportunities and listing company requirements. They also may be able to undertake more extensive promotional activities to attract new listing companies. Our failure to compete effectively would have an adverse effect on our operating results.

We may not be able to generate sufficient cash flows to meet any future debt service obligations if we need to undertake new indebtedness in the future to fund our operations.

Although we currently have no outstanding indebtedness after February 15, 2010, we may in the future be required to undertake debt obligations to fund our businesses. Our ability to generate sufficient cash flows from operations to make scheduled payments on any new debt obligations will depend on our future financial performance, which will be, to an extent, subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

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

The transition of our business model to a more electronic trading marketplace has increased the demands upon our management and operations. This evolution has required, and will continue to require, an increase in investment in management personnel, financial and management systems and controls and facilities. The scope of procedures for assuring compliance with applicable rules and regulations, including SOX, has changed as the complexity of our business has increased. Although the size of our workforce significantly declined from 2006 through 2010, many of our SOX policies, processes and controls have not, which means we have fewer employees to ensure these controls are completed. We have implemented formal compliance procedures that are regularly updated but in the changing economic and regulatory environment, especially due to the merger of NYSE Regulation and the NASD into FINRA and proposed new rules and market structures noted above, we may be unable to timely adapt our compliance personnel and procedures to keep up in the changing environment. Our future operating results will depend on our ability to continue:

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

Our offices are located at 33 Whitehall Street, New York, New York, 10004 where we lease approximately 48,000 square feet under a lease expiring February 17, 2017. We also lease approximately 3,100 square feet of additional space in New York under leases expiring September 2012. In 2009, we leased 3,339 square feet in Stamford Connecticut under an agreement expiring in 2014. In addition, we lease approximately 2,470 square feet in London, England, under a lease expiring in November 2011, and approximately 285 square feet in Hong Kong under a lease expiring in October 2011. We believe that our current leased space is suitable and adequate for the operation of our business as presently conducted and as contemplated to be conducted in the near future.

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

On or about March 31, 2010, CalPERS and the NYSE submitted a stipulation of settlement to the Court, not involving any money payment by the NYSE to CalPERS. On April 2, 2010 the Court approved this settlement, and, on April 6, 2010, the Court entered a final judgment dismissing CalPERS’s claims against the NYSE with prejudice.

Discovery is ongoing.

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

On May 4, 2010, FINRA entered into an agreement to assume responsibility for the surveillance and enforcement functions of NYSE Euronext, including those of NYSE Amex and NYSE Arca, and FINRA replaced NYSE Regulation, Inc. as the Complainant in the proceeding against LSP and its former trader.

On July 27, 2010, the Respondents filed a Joint Answer with NYSE Amex and NYSE Arca, denying all allegations and asserting defenses.

On February 4, 2011, NYSE Arca filed a Notice of Discontinuance with respect its action against LSP and its former trader, and NYSE Amex continued the proceeding.

Also on February 4, 2011, NYSE Amex filed an Amended Charge Memorandum against LSP and its former trader. The Amended Charge Memorandum withdrew the previous charge under Regulation X. On March 4, 2011, the Respondents filed a Joint Answer to the Amended Charge Memorandum, denying all allegations and asserting defenses.

Cowen Litigation. On or about February 22 and 24, 2011, two purported class actions were filed in the United States Supreme Court, County of New York, allegedly on behalf of all owners of shares of our common stock. Plaintiffs in both actions challenge a stock-for-stock merger agreement entered into by Cowen and us, pursuant to which holders of shares of our common stock will receive 0.9980 of a share of Cowen Class A common stock per share of our common stock if our stockholders approve the merger and the merger is consummated. The actions allege that our directors, Michael LaBranche, Alfred O. Hayward, Jr., Katherine Elizabeth Dietze, Donald E. Kiernan and Stuart M. Robbins, breached their fiduciary duties of care and loyalty in approving the merger agreement and that they “failed to properly value LaBranche,” “failed to take steps to maximize the value of LaBranche to its public shareholders,” “took steps to avoid competitive bidding,” “agreed to terms in the Merger Agreement and other terms that favor Cowen and deter alternative bids,” and “ignored or did not protect against the numerous conflicts of interest resulting from the directors’ own interrelationships or connection with the Proposed Transaction.” The actions also allege that we, Cowen and Louisiana Merger Sub, Inc., a wholly-owned subsidiary of Cowen created to effectuate the proposed transaction, aided and abetted the alleged breaches of fiduciary duty. Plaintiffs allege that they seek an order enjoining the merger or rescinding and setting it aside, money damages, the costs of the actions, including attorneys’ fees, and such other relief as the Court deems just and proper. The defendants have not yet responded to the complaints in the actions

We believe that the claims asserted against us in these proceedings are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of this proceeding. We therefore are unable to estimate the amount or potential range of any loss that may arise out of this proceeding. The range of possible resolutions could include a determination and judgment against us or a settlement that could require a substantial payment by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Market Information

Our common stock is quoted on the NYSE under the symbol “LAB.” The following table sets forth the range of high and low sales prices for our common stock on the NYSE for each fiscal quarter within the two most recent fiscal years:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter	$5.73	$2.68	$7.62	$3.41
Second Quarter	$6.10	$3.93	$4.75	$3.12
Third Quarter	$4.47	$3.54	$4.54	$3.34
Fourth Quarter	$4.09	$3.02	$3.47	$2.38

Holders

As of March 14, 2011, we had 49 stockholders of record of our common stock and an estimated 4,900 beneficial owners. The closing sale price of our common stock on March 14, 2011 was $3.97 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information set forth under the caption “Executive and Director Compensation” in our definitive Proxy Statement to be used in connection with our 2011 Annual Meeting which may be filed within 120 days of the end of our fiscal year ended December 31, 2010 (the “2011 Proxy Statement”), is incorporated herein by reference. To the extent that we do not file the 2011 Proxy Statement prior to the end of the 120-day period, we will amend this Annual Report on Form 10-K to provide the required information.

Purchases of Equity Securities in the Fourth Quarter of 2010 and the First Quarter of 2011

At the beginning of the fourth quarter of 2010, we repurchased an aggregate of 385,464 shares at a cost of approximately $1.5 million, as set forth by month in the table below:

Purchase Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of shares Purchased as part of Publically Announced Plans or Programs	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1 - October 31, 2010	385,464	$3.93	385,464		(2)
November 1 - November 30, 2010	—	—	—		(2)
December 1 - December 31, 2010					(2)

Total	385,464		385,464		(2)

(1)	Average Price Paid per Share includes transaction costs.
(2)	Since board approval of repurchases is based on dollar amount, we cannot estimate the number of shares yet to be purchased.

In July 2009, our board of directors had increased a previously authorized share repurchase program to repurchase shares of our common stock from $40 million to $65 million. On January 22, 2010, the date we completed the sale of our DMM business, our Board of Directors authorized the increase of the share repurchase program by $76.6 million to a total of $141.6 million. Following the fourth quarter repurchases, as well our previous quarters’ repurchases of our shares, we repurchased approximately $90.5 million of our common stock under the repurchase plan through December 31, 2010. As of December 31, 2010 we had $51.1 million of common stock remaining to be repurchased under our board-authorized share repurchase program. Due to the pending Merger with Cowen, we do not anticipate any further repurchases.

On January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share plus transaction costs, and on March 1, 2010, the tender offer expired. We repurchased an aggregate of 8,539,667 shares of common stock at a price of $4.60 per share, for a total tender price of $39.6 million, constituting the purchase of an aggregate of 16.6% of our shares due to the tender offer. George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President, tendered 500,000 shares of the 3,701,094 shares he beneficially owned (representing 0.9% of the outstanding shares) in the tender offer. Other than Mr. LaBranche, none of our directors and executive officers tendered any of their shares in the tender offer.

The repurchase of the shares tendered, combined with the 13,182,766 shares repurchased by us pursuant to Board-authorized purchases over the past 2.4 years, have resulted in our repurchasing an aggregate of 21,722,433 shares of our common stock, which constitutes a repurchase of an aggregate of 35.0% of our outstanding shares of common stock to date under our board-authorized repurchase program.

Performance Graph

COMPARATIVE PERFORMANCE BY LaBRANCHE & CO INC.

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of (i) a broad equity market index and (ii) a published industry index or peer group for a five-year period. This chart compares our common stock with (i) the NYSE Composite Index and (ii) the NASDAQ Financial-100 Index. The chart assumes (a) $100 was invested on January 1, 2006 in each of our common stock, the stocks comprising the NYSE Composite Index and the stocks comprising the NASDAQ Financial-100 Index and (b) the reinvestment of dividends.

Comparison of Cumulative Total Return

Item 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and as of December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our consolidated financial statements, included elsewhere in this filing. The selected financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are included elsewhere in this filing.

	For Year Ended December 31,
(000’s omitted)	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS DATA:
Revenues:
Net gain on trading	$29,769	$42,992	$50,617	$142,640	$322,953
Commissions and other fees	12,101	29,957	26,035	23,013	33,884
Interest	1,970	2,031	67,011	216,320	166,183
Other	950	3,998	2,741	3,212	1,224

Total revenues	44,790	78,978	146,404	385,185	524,244

Interest expense	16,341	45,146	119,051	302,510	239,555

Total revenues, net of interest expense	28,449	33,832	27,353	82,675	284,689

Expenses:
Employee compensation and benefits	27,117	39,757	108,231	55,522	47,193
Early extinguishment of debt	7,192	(762)	5,395	—	—
Other	39,487	62,265	67,130	61,630	58,708

Total expenses	73,796	101,260	180,756	117,152	105,901

(Loss) income from continuing operations before
(benefit) provision for income taxes	$(45,347)	$(67,428)	$(153,403)	$(34,477)	$178,788

(Loss) income from discontinued operations before
(benefit) provision for income taxes	$(352)	$(68,532)	$39,023	$(487,248)	$58,224

Net (loss) income	$(62,357)	$(97,820)	$(65,963)	$(350,474)	$136,804

		As of December 31,
(000’s omitted)	2010	2009	2008	2007	2006
BALANCE SHEET DATA:
Total assets	$1,292,763	$3,701,832	$3,731,615	$5,298,591	$5,374,889
Total long term obligations (1)	—	$189,323	$199,323	$459,811	$466,206
Stockholders’ equity	$207,864	$321,259	$442,850	$527,917	$874,707

		For Year Ended December 31,
	2010	2009	2008	2007	2006
COMMON SHARE DATA:
(Loss) earnings from per diluted share	$(1.43)	$(1.78)	$(1.07)	$(5.71)	$2.22

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

The following is a reconciliation of U.S. GAAP results to our pro-forma results and a reconciliation of GAAP Subsequent Event Adjustments to pro-forma results for the periods presented:

	Twelve Months Ended December 31,
	2010			2009
	Amounts as reported	(1) Adjustments	Pro forma amounts	Amounts as reported	(1) Adjustments	Pro forma amounts
Revenues, net of interest expense, from continuing operations	$28,449	$—	$28,449	$33,832	$—	$33,832
Total expenses	73,796	(7,192)	66,604	101,260	762	102,022

(Loss) before (benefit) for income taxes	(45,347)	7,192	(38,155)	(67,428)	(762)	(68,190)
Provision (benefit) for income taxes	20,677	2,877	23,554	(28,605)	(305)	(28,910)

(Loss) from continuing operations	$(66,024)	4,315	$(61,709)	$(38,823)	(457)	$(39,280)

Basic per share	$(1.52)	$0.10	$(1.42)	$(0.71)	$(0.01)	$(0.72)
Diluted per share	$(1.52)	$0.10	$(1.42)	$(0.71)	$(0.01)	$(0.72)

(1)	Expense adjustment reflects the (income) expense associated with early extinguishment of our debt in accounting period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Executive Overview

For the year ended December 31, 2010, we reported an after-tax net loss of $62.4 million, or $1.43 per share, which includes an after-tax charge of $4.3 million related to the redemption in February 2010 of all our remaining outstanding indebtedness and $41.7 million in non-cash charges for a valuation allowance on our deferred tax assets. These 2010 results compare to an after-tax net loss of $97.8 million, or $1.78 per share, for the year ended December 31, 2009, which included after-tax income of $0.5 million related to the redemption of a portion of our outstanding indebtedness at below par value and a $59.0 million charge mainly for the impairment of intangibles and goodwill related to the DMM business assets that we sold in the first quarter of 2010.

For the fourth quarter of 2010, we reported an after-tax net loss of $38.2 million, or $0.93 per share, which included non-cash charges of $38.1 million for a valuation allowance on our deferred tax assets and depreciation of $0.5 million.

Our negative results in 2010 primarily were caused by continued losses in our options market-making business, which were not entirely offset by positive results in its other market-making businesses including our foreign currency market-making and trading activities, our international ETFs market-making business and our global derivatives arbitrage trading business. In the third quarter of 2010, we made significant strategy and personnel changes and have since made adjustments in the options market-making business, which included significant reductions in inventory that occurred throughout the second half of 2010 and into 2011, with the largest portion of these positions rolling off in January 2011. We intend to continue to reduce this business line and are continuing to engage in options market-making electronically with significantly lower inventories.

Our Institutional Brokerage segment also reported losses in 2010 across all business lines, including our equity execution group and professional trader group. Our Institutional Brokerage segment also reported losses in 2010 businesses that we terminated in the third quarter of 2010 such as our agency businesses in leveraged loans, fixed income securities and equity options, and our over-the-counter/pink sheets market-making business.

On November 30, 2010, we consummated a merger of our LFS and LSP subsidiaries, forming our combined broker-dealer subsidiary, LCAP. Following consummation of the merger, the business activities of each subsidiary continued to operate as the LSP division and LFS division of LCAP, and the respective businesses of each division remained relatively unchanged. However, due to the continued unprofitability of the LFS division, we commenced a plan in January 2011 to discontinue the last remaining businesses of the Institutional Brokerage segment. Although we had taken significant initiatives to cut expenses and reduce headcount in the institutional execution group and professional trader group that make up the Institutional Brokerage segment in order to rationalize the costs and reduced order flow of these businesses, these changes did not generate significant improvement in our results. We expect the termination of these businesses will be completed in the first quarter of 2011 and, thereafter, we will no longer have an Institutional Brokerage segment.

Throughout 2010, we continued our efforts to substantially cut overhead and other operational costs, such as employee compensation, communication and inventory financing costs. Although we made significant progress in reducing these fixed and variable costs, the continued decline in margins and volumes traded made it difficult for us to realize the costs savings in our bottom line results.

We are, however, continuing to focus our efforts on the business lines that provide us the best opportunity to generate positive income, which are our foreign currency options trading and market-making, ETF market-making and global derivatives arbitrage trading. We believe that our strategies in these businesses are better suited to the current market structure and environment and require lower inventories.

Our main focus, however, has been, and continues to be, reducing our overhead and footprint, and we are intent on preserving capital and the highest possible value for our stockholders. Following a deliberate process in which we considered alternatives available to us, including possible liquidation and additional reductions in our businesses, we entered into a Merger Agreement with Cowen. Under the terms of the Merger Agreement, Cowen agreed to acquire us in a stock-for-stock merger transaction valued at approximately $192.8 million. Upon closing of the anticipated merger, our stockholders will receive a fixed ratio of 0.9980 of a share of Cowen Class A common stock for each outstanding share of our common stock. The total shares of Cowen Class A common stock to be issued to our stockholders will represent approximately 35.1% of the combined company and 33.8% on a fully diluted basis. We believe this transaction provides our stockholders with the best possible chance for increasing the value of their investment in our company.

We continue to have a very liquid balance sheet, which is emphasized by having no long-term debt. We believe that the changes discussed above, as well as the changes to our corporate structure and the proposed merger with Cowen, have been designed to preserve or increase our capital. At December 31, 2010, our liquid assets of approximately $194.2 million were primarily comprised of cash, net receivables and payables from brokers and dealers and net financial instruments owned. Our book equity value at December 31, 2010 was approximately $207.9 million, and we had approximately 40.9 million shares outstanding.

New Accounting Developments

Fair Value Measurements

On January 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis as well as the reason for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 roll forward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. We have included the detail for our Level 3 assets as part of our ASC 820 disclosure.

ASC 820 will allow investors to use the net asset value of investments in investment companies that do not have a readily determinable fair value if the investees have the attributes of investment companies and the net asset values are calculated consistent with the AICPA Audit and Accounting Guide, Investment Companies, which generally requires investments to be measured at fair value. This accounting principle was effective for us beginning in the first quarter of 2010. Adoption did not have a material effect on our financial condition, results of operations or cash flows.

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

ASC 820 allows investors to use the net asset value of investments in investment companies that do not have a readily determinable fair value if the investees have the attributes of investment companies and the net asset values are calculated consistent with the AICPA Audit and Accounting Guide, Investment Companies, which generally requires investments to be measured at fair value. This proposal will not have any effect on our financial position. This Statement is effective for financial statements issued for interim and annual periods ending after December 15, 2009, and did not have a material impact on our consolidated financial statements.

Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of ASC 860 (FASB Statement No. 140)” (“SFAS 166”). This Statement improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement is effective for interim and annual reporting periods beginning after November 15, 2009, and is did not have a material impact on our consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, “Amendments to ASC 810 (FASB Interpretation No. 46(R))” (“SFAS 167”). This statement which eliminates exceptions to consolidating qualifying special purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This Statement clarifies, but does not significantly change, the characteristics that identify a variable interest entity. This Statement is effective for fiscal years and interim periods beginning after November 15, 2009, and did not have a material impact on our consolidated financial statements.

Critical Accounting Estimates

Goodwill and Other Intangible Assets

We determined the fair value of each of our reporting units and the fair value of each reporting unit’s goodwill under the provisions of ASC 350 “Goodwill and Other Intangible Assets.” In determining fair value, we use standard analytical approaches to business enterprise valuation (“BEV”), such as the market comparable approach and the income approach. The market comparable approach is based on comparisons of the subject company to similar companies engaged in an actual merger or acquisition or to public companies whose stocks are actively traded. As part of this process, multiples of value relative to financial variables, such as earnings or stockholders’ equity, are developed and applied to the appropriate financial variables of the subject company to indicate its value. The income approach involves estimating the present value of the subject company’s future cash flows by using projections of the cash flows that the business is expected to generate, and discounting these cash flows at a given rate of return. Each of these BEV methodologies requires the use of management estimates and assumptions. For example, under the market comparable approach, we assigned a certain control premium to the public market price of our common stock as of the valuation date in estimating the fair value of our market-making reporting unit. Similarly, under the income approach, we assumed certain growth rates for our revenues, expenses, earnings before interest, income taxes, depreciation and amortization, returns on working capital, returns on other assets and capital expenditures, among others. We also assumed certain discount rates and certain terminal growth rates in our calculations. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of the fair value of our goodwill.

We review the reasonableness of the carrying value of our goodwill annually as of December 31, unless an event or change in circumstances requires an interim reassessment of impairment. At December 31, 2010, there were no goodwill or intangible assets at our reporting units and therefore no valuation was required. During the year ended December 31, 2010, there were no changes in circumstances that necessitated goodwill impairment testing prior to our required year-end test date. On January 22, 2010 we sold the DMM business of Labranche & Co LLC for $25 million to Barclays. As a result of this sale, we valued our goodwill at $21.7 million as the sales price provided the valuation for our intangibles. As this was considered the best indicator of fair value for the intangibles in this segment, we impaired the remaining goodwill assets to this value at December 31, 2009. Historically, one of our intangible assets, as defined under ASC 350 was our trade name. We determined the fair value of our trade name by applying the income approach using the royalty savings methodology. This method assumes that the trade name has value to the extent we are relieved of the obligation to pay royalties for the benefits received from it. Application of this methodology requires estimating an appropriate royalty rate, which is typically expressed as a percentage of revenue. Estimating an appropriate royalty rate includes reviewing evidence from comparable licensing agreements and considering qualitative factors affecting the trade name. Given the subjectivity involved in selecting which BEV approach to use and in determining the input variables for use in our analyses, it is possible that a different valuation model and the selection of different input variables could produce a materially different estimate of fair value of our trade name.

As a result of the sale of LaBranche & Co. LLC’s DMM business on January 22, 2010, LaBranche & Co. LLC would no longer be able to trade as a DMM for a period of three years subsequent to the sale. The tradename was an asset of LaBranche & Co. LLC, the NYSE DMM broker-dealer. As a result of a significant decline of future revenue and the inability to act as an NYSE DMM or market maker, we determined that the trade name intangible asset would be fully impaired at December 31, 2009.

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

We have adopted ASC 820 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 outlines a fair value hierarchy that is used to determine the value to be reported. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (which are considered “level 1” measurements) and the lowest priority to unobservable inputs (which are considered “level 3” measurements). The three levels of the fair value hierarchy under ASC 820 are as follows:

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

We estimate and provide for potential losses that may arise out of litigation, regulatory proceedings and tax audits to the extent that such losses are probable and can be estimated, in accordance with ASC 450, “Accounting for Contingencies” and ASC 740, “Accounting for Uncertainty in Income Taxes”. Significant judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case or proceeding, our experience and the experience of others in similar cases or proceedings, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation and regulatory matters, particularly in cases or proceedings in which substantial or indeterminate damages or fines are sought, we cannot estimate losses or ranges of losses for cases or proceedings where there is only a reasonable possibility that a loss may be incurred. See “Legal Proceedings” in Part II, Item 1 of this Report on Form 10-K for information on our judicial, regulatory and arbitration proceedings.

Completed Purchases of Outstanding Indebtedness

As of December 31, 2010, we have no outstanding indebtedness. As of December 31, 2009, our aggregate outstanding indebtedness consisted of $189.3 million of our senior notes due 2012. On February 15, 2010 (the “Redemption Date”), we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt. On the Redemption Date, all of our remaining note holders were paid 102.75% of the principal amount of their notes, plus accrued and unpaid interest thereon up to the Redemption Date. Therefore, since the Redemption Date, we have had no remaining outstanding public debt, resulting in a reduction of our interest expense by approximately $21 million per year. On January 22, 2010, we satisfied and discharged the indenture governing our outstanding public debt by irrevocably depositing with U.S. Bank National Association (the Trustee for the indebtedness) cash in an amount sufficient to pay the full amount of the redemption price for the Senior Notes on the Redemption Date, together with irrevocable instructions from our directing U.S. Bank to apply such funds to the payment of the Senior Notes on the Redemption Date. Thus, commencing January 22, 2010, we were no longer obligated or restricted under the indenture governing our public debt.

Stock Purchases and Completed Tender Offer

On January 29, 2010, we commenced a tender offer to purchase up to 15,000,000 shares of our outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and we repurchased an aggregate of 8,539,667 shares of common stock, at a price of $4.60 per share plus transaction costs, for a total tender price of $39.6 million. The repurchase of the shares tendered, combined with the 13,182,766 shares repurchased by us pursuant to board-authorized purchases over the past 2.4 years, have resulted in our repurchasing an aggregate of 21,722,433 shares of our common stock, constituting an aggregate of 35.0% of our shares that were outstanding before any repurchase were made under our repurchase programs.

George M.L. LaBranche, IV, our Chairman, Chief Executive Officer and President, tendered 500,000 shares of the 3,701,094 shares he beneficially owned (representing 0.9% of the outstanding shares) in the tender offer. Other than Mr. LaBranche, none of our directors and executive officers tendered any of their shares in the tender offer. Upon completion of the tender offer, we had approximately 42.9 million shares issued and outstanding. Following completion of the tender offer, we have approximately $51.1 million in board-authorized repurchases remaining under our repurchase program. Due to the pending Merger with Cowen, we do not anticipate any further repurchases.

Results of Operations

Market-Making Segment Operating Results from Continuing Operations (without DMM Business Results)

	For the Years Ended December 31,			Percentage	Percentage
(000’s omitted)	2010	2009 (1)	2008 (1)	Change	Change
Revenues:
Net gain on trading	$29,433	$42,866	$70,799	-31.34%	-39.45%
Net (loss) gain on investments	51			N/A	N/A
Interest income	1,970	2,010	62,493	-1.99%	-96.78%
Other	936	3,734	3,162	-74.93%	18.09%

Total segment revenues	32,390	48,610	136,454	-33.37%	-64.38%
Interest expense	13,696	23,300	87,502	-41.22%	-73.37%

Revenues, net of interest expense	18,694	25,310	48,952	-26.14%	-48.30%
Operating expenses	37,606	55,618	135,904	-32.39%	-59.08%

Income (loss) before taxes	$(18,911)	$(30,308)	$(86,952)	-37.60%	-65.14%

(1)	Certain of our December 31, 2009 and 2008 balances have been adjusted to conform to the presentation in the current period.

Revenues in our Market-Making segment from continuing operations consist primarily of net gains and losses resulting from our market-making activities in ETFs and options, the net gains and losses resulting from trading of foreign currencies, and equities underlying the ETFs and options for which we act as market-maker.

Net gain on trading represents trading gains net of trading losses and certain exchange imposed trading activity fees, where applicable, and are earned by us when we act as principal buying and selling stocks, rights, options, ETFs and futures and other derivative instruments that we use to hedge and mitigate risk in our market-making operations

Net gain/ (loss) on investments reflects the aggregate gains generated from our investments not derived specifically from market-making activities.

Other revenue at our Market-Making segment consists primarily of miscellaneous receipts not derived specifically from market-making activities.

Interest expense attributable to our Market-Making segment is the result of inventory financing costs relating to positions taken in connection with our market-making operations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The decrease in our net gain on principal transactions was primarily attributable to our unsuccessful equity options market-making strategies in the second and third quarters of 2010 and continued reductions in the positions related to that business following the departure of our new options market-making team, which were offset by increased revenues from our foreign currency trading activity and net gains on principal transactions in our foreign ETF market-making activities.

Other interest revenues remained relatively the same as we continued to earn lower than average interest rate yields on our investment of cash.

Other revenue is mainly comprised of proprietary trading activities and our receipt of funds from the quarterly dividend declared by NYSE Euronext, Inc.

Interest expense decreased primarily as a result of decreased inventory financing costs relating to a decrease in our positions and lower interest rates relating to inventory financing costs such as margin interest.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The significant decline in our net gain on trading in 2009 from 2008 was attributable to losses in our equity options market-making businesses principal trading revenue in the first three quarters of 2009. This decline in net gain on trading was directly related to significant declines in 2009 in both trading volumes and volatility. In addition, the losses in our options market-making business were related to the period in the first quarter of 2009 after our options market-making team left in which we wound down our positions to the extent possible and to the second and third quarter decline in revenues from historical periods during which our new options market making team was ramping up its operations. The overall decline in options market-making principal trading revenues was partially offset in the fourth quarter of 2009, in which our options market-making results were profitable. During 2009, both the CBOE VIX Index and trading volumes decreased simultaneously.

Net loss on investments declined to $5.7 million in 2009 from $167.3 million in 2008, is primarily as a result of the decline in the unrealized loss on our NYX shares, which represents the decline in the fair value of the NYX shares from $27.38 per share on December 31, 2008 to $25.30 per share on December 31, 2009. These amounts are reported in net gain on trading.

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

For a discussion of operating expenses see “Our Operating Expenses” below.

Market-Making Segment Operating results including Discontinued Operations

	For the Years Ended December 31,			2010 vs. 2009 Percentage	2009 vs. 2008 Percentage
(000’s omitted)	2010	2009	2008	Change	Change
Revenues:
Net gain on trading	$31,598	$50,302	$299,030	-37.18%	-83.18%
Commissions and other fees	1,622	38,547	18,572	-95.79%	107.55%
Net gain (loss) on investments	51	(5,581)	(170,893)	-100.91%	-96.73%
Interest income	(9)	1,951	64,010	-100.46%	-96.95%
Other	942	3,863	3,481	-75.61%	10.97%

Total segment revenues	34,204	89,082	214,200	-61.60%	-58.41%
Interest			176
Inventory financing	13,697	23,304	87,502	-41.23%	-73.37%

Revenues, net of interest expense	20,507	65,778	126,522	-68.82%	-48.01%
Operating expenses	41,419	77,048	174,451	-46.24%	-55.83%
Goodwill impairment	—	87,570	—

Income (loss) before taxes	$(20,912)	$(98,840)	$(47,929)	-78.84%	106.22%

The significant decline in our net gain on trading from 2009 to 2010 was attributable to a decline in principal trading revenues at our cash equities market-making business since we sold the DMM business in January 2010 and losses in our equity options market-making business. The losses generated by our options market-making business were primarily attributable to our unsuccessful equity options market-making strategies in the second and third quarters of 2010 and continued reductions in the positions related to that business following the departure of our new options market-making team, which were offset by increased revenues from our foreign currency trading activity and net gains on principal transactions in our foreign ETF market-making activities.

Commissions revenue decreased in 2010 to $1.6 million from $38.5 million in 2009, primarily due to the termination of our DMM trading activities in early 2010 after the sale of our DMM business.

Net gain on investments was $0.1 million in 2010, as compared to a loss of $5.6 million in 2009, which is primarily the result of the gains in our remaining NYX shares offset by the loss in our CBOE shares following the demutualization and public offering of the CBOE in 2010. The fair value of the NYX shares increased from $25.30 per share on December 31, 2009 to $29.98 per share on December 31, 2010. During 2009 and 2010 we sold all but 125,000 shares of our NYX stock.

Other interest revenues decreased due to lower average interest rate yields earned on our investment of cash as a result of our having less cash on hand after our debt and stock repurchases in 2009 and 2010.

Other revenue declined in 2010 and is mainly comprised of proprietary trading activities and our receipt from the quarterly dividend on our NYX shares declared by NYSE Euronext, Inc which was lower due to the sale of most of our remaining NYX shares in 2009 and 2010.

Interest expense decreased primarily as a result of decreased inventory financing costs relating to a decrease in our positions and lower interest rates relating to inventory financing costs such as margin interest.

For a discussion of operating expenses see “Our Operating Expenses” below.

Institutional Brokerage Segment Operating Results

	For the Years Ended December 31,			2010 vs. 2009 Percentage	2009 vs. 2008 Percentage
(000’s omitted)	2010	2009	2008	Change	Change
Revenues:
Net gain on trading	$1,836	$2,670	$2,405	-31.24%	11.02%
Commissions and other fees	12,101	29,957	26,035	-59.61%	15.06%
Net gain (loss) on investments	70	(2,370)	(18,896)	-102.95%	-87.46%
Interest income	13	9	311	44.44%	-97.11%
Other	(38)	286	230	-113.29%	24.35%

Total segment revenues	13,982	30,552	10,085	-54.24%	202.94%
Inventory financing	5	8	28	-37.50%	-71.43%

Revenues, net of interest expense	13,977	30,544	10,057	-54.24%	203.71%
Operating expenses	20,158	36,605	28,616	-44.93%	27.92%

(Loss) income before taxes	$(6,181)	$(6,061)	$(18,559)	1.98%	-67.34%

Our Institutional Brokerage segment’s commission revenue includes commissions generated by our Institutional Execution Group and professional traders in each period and the loan sales and trading agency business in 2009 and 2010, which was terminated in the third quarter of 2010. Commission revenue for 2008 also includes direct-access floor brokerage activities which were terminated during the third quarter of 2008.

Net gain (loss) on investments reflects the aggregated gains and losses generated from our investments in restricted and unrestricted NYX shares as well as proprietary trading losses in connection with facilitation trades executed by our Institutional Execution Group, which began in March 2008.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net gain on trading declined in 2010 compared to 2009 in connection with the decline in trading activities in 2010 after we terminated our trading and market making activities in OTC Bulletin Board and pink sheet securities in the third quarter of 2010.

Commission revenue decreased primarily as a result of a decrease in our volume of trades executed by our Institutional Execution Group, due principally to overall reduction of volumes in the markets and the decrease in our Institutional Execution Group personnel in 2010 and the decline in trading volumes of our professional trader activities.

Net gain on investments is directly related to the demutulization and subsequent partial sale of the CBOE stock during 2010 in excess of proprietary trading losses in connection with our facilitation of customer trades in which we became the counterparty to our customers on certain trades in which they were seeking liquidity not available in the markets. The losses relating to the proprietary trading were $0 and $1.8 million in 2010 and 2009, respectively.

For a discussion of operating expenses see “Our Operating Expenses” below.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net gain on trading increased slightly from 2008 to 2009 primarily as a result of the improvement in the results of our trading and market making activities in OTC Bulletin Board and pink sheet securities

Commission revenue increased due to the additional trading personnel hired in our Institutional Execution Group and the commencement of the loan sales and trading business, resulting in an increased customer base.

Net loss on investments declined from 2008 to 2009 due to the reduction of our realized and unrealized decline in value of our NYX shares and declines in our facilitation trading losses of our Institutional Execution Group from 2008 to 2009. The losses attributable to our NYX shares were $0.6 million and $14.0 million in 2009 and 2008, respectively, and proprietary trading losses were $1.8 million and $4.9 million in 2009 and 2008, respectively.

For a discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Years Ended December 31,			2010 vs. 2009 Percentage	2009 vs. 2008 Percentage
(000’s omitted)	2010	2009	2008	Change	Change
Interest	$3	$12	$4,207	-75.00%	-99.71%
Net (loss) gain on investments	(1,622)	(174)	(3,692)	832.18%	-95.29%
Other	35	(22)	(649)	-259.09%	-96.61%

Total segment revenues	(1,584)	(184)	(134)	760.87%	37.31%
Fixed interest on debt	2,639	21,838	31,521	-87.92%	-30.72%

Revenues, net of interest expense	(4,223)	(22,022)	(31,655)	-80.82%	-30.43%
Early extinguishment of debt	7,192	(762)	5,395	-1043.83%	-114.12%
Operating expenses	8,840	9,799	10,841	-9.79%	-9.61%

Loss before taxes	$(20,255)	$(31,059)	$(47,891)	-34.79%	-35.15%

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

Interest expense mainly relates to the effective yield on our public debt inclusive of our debt issuance costs. As noted elsewhere in this annual report, on February 15, 2010, we redeemed all of the 2012 Notes and which eliminated the fixed interest on public debt of approximately $21 million per year.

Operating expenses mainly relate to finance, accounting, tax, legal, treasury and human resource expenditures as well as related insurance and corporate governance costs and fees.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Interest revenues decreased primarily as a result of the continued decline of the yield on our short term investments and as a result of cash balances decreasing due to the repurchase of our debt and stock.

Net (loss) on investments is the result of a decline in the market value of our non-marketable investments.

Interest expense in our Other segment decreased to $2.6 million in 2010 from $21.8 in 2009, due primarily to the redemption and repurchase of our outstanding debt in February 2010. We repurchased all of our remaining outstanding public indebtedness in February 2010 by exercising our optional redemption opportunity, which resulted in the majority of costs related to early extinguishment of debt being accelerated for the year ended December 31, 2010 compared to year ended December 31, 2009.

For a discussion of operating expenses see “Our Operating Expenses” below.

Our Operating Expenses

(000’s omited)	For the Twelve months ended December 31,			Twelve Months %
	2010	2009	2008	Change	Change
Employee compensation and related benefits	$27,117	$39,757	$108,231	-31.8%	-63.3%
Exchange, clearing and brokerage fees	14,708	33,893	41,083	-56.6%	-17.5%
Lease of exchange memberships	80	138	177	-42.0%	-22.0%
Depreciation & amortization of intangibles	1,925	3,999	3,624	-51.9%	10.3%
Early extinguishment of debt	7,192	(762)	5,395	-1043.8%	-114.1%
Other	22,774	24,235	22,246	-6.0%	8.9%

	$73,796	$101,260	$180,756	-27.1%	-44.0%

Provision/benefit for Income Taxes	$20,677	$(28,605)	$(63,986)	-172.3%	-55.3%

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

The year over year decrease in compensation is a direct result in the decrease in the number of personnel we employed and an overall decline in performance-based compensation due to the decrease in trading revenues.

Exchange, clearing and brokerage fees decreased primarily due to decrease in revenues in our market making businesses. Exchange, clearing and brokerage fees decreased by $19.2 million to $14.7 million or a decrease of approximately 56.6% as compared to net trading revenue decline of 31.3% year over year.

Other operating expenses decreased slightly in 2010 compared to 2009 due to efficiencies made in our expenditures year over year. This savings was mainly achieved as the expenses were scaled in line with the restructuring of the various business units and reduction of legacy holding company costs.

Our provision for income taxes increased in 2010 to a $20.7 million, versus a tax benefit of $28.6 million in 2009. The difference in 2010 versus 2009 was primarily attributable to the deferred tax valuation allowance we recorded at year-end of 2010 on our net operating loss carryforwards. Our effective tax rate decreased to 36.0% in 2010 from 42.4% in 2009 mainly due to the removal of tax reserves during 2010. In 2009, the effective tax rate was higher than the accrual rate of 40% mainly due to the tax benefit derived from a permanent difference related to dividends.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

While consolidated employee compensation and related benefits expense decreased in 2009 compared to 2008 the main component of this decrease was due to performance-based pay relationship to decreased trading results and to a lesser extent compensation was lower due to a decrease in employee headcount. The year over year decrease in compensation was $68.4 million or a 63% decrease as compared to a decrease in net gain on principal transactions revenue year over year of $189.3 million. Exchange, clearing and brokerage fees decreased primarily due to decrease in revenues in our market making businesses. Exchange, clearing and brokerage fees decreased by $7.2 million to $33.9 million or a decrease of approximately 17.5%.

Other operating expenses increased in 2009 compared to 2008 mainly due to an increase in communication expenses and other miscellaneous sundry costs.

Our benefit for income taxes decreased in 2009 to a $28.6 million tax benefit, versus a tax benefit of $64.0 million in 2008. The difference in 2009 versus 2008 was that the 2008 tax benefit was derived from unrealized loss in NYX shares while the 2009 loss was mainly due to operating loss from the market making segment. Our effective tax rate increased to 42.4% in 2009 from 42.0% in 2008.

Liquidity and Capital Resources

As of December 31, 2010, we had $1,293 million in assets, of which $87.7 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within 30 days and cash and securities segregated under federal regulations. This compares with $3,702 million in assets at December 31, 2009, of which $188.5 million consisted of cash and short–term investments. This significant decline in assets was primarily attributed to our initiatives to significantly reduce the positions of our equity options market-making portfolio in 2010 following the losses generated by that group in the second and third quarters of 2010 and the decline in cash due to the repurchase of our stock and all of our remaining indebtedness in 2010. To date, we have financed our operations primarily with cash flows from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, due to the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

As of December 31, 2010, the scheduled maturities of our contractual obligations, without taking into account any available roll-over provisions, were as follows:

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years
	000’s omitted
Operating Lease Obligations	14,021	4,217	6,007	3,505	292

The above schedule reflects our remaining outstanding lease obligations at December 31, 2010.

Our holding company also has provided, and may in the future provide, in the ordinary course of business, unsecured guarantees to guarantee the payment obligations of certain of its trading subsidiaries and under certain leases.

Purchases of outstanding Senior Notes for the year ended December 31, 2010 were as follows (000’s omitted):

Purchase Date	11% - Due May 2010
Balance at December 31, 2009	$189,323
February 15, 2010	189,323

Balance at December 31, 2010	$—

On February 15, 2010, we redeemed all of our outstanding senior notes in the aggregate principal amount of $189.3 million.

At December 31, 2010, our net cash capital position was $55.1 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, statement of financial condition composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $43.2 million, and on a pro forma basis, giving effect to the repurchase of all our remaining indebtedness, our net cash capital has averaged over $89.8 million.

	($ millions)
	12/31/2010	12/31/2009	12/31/2008
Cash Capital Available:
Stockholders’ equity	$207.9	$321.3	$442.9
Long term debt > 1 year	—	189.3	199.3
Other holding company liabilities	1.8	25.8	36.7

Total cash capital available	$209.7	$536.4	$678.9

Cash Capital Required:
Regulatory capital	$1.1	$130.8	$79.6
Working capital	$132.8	172.2	271.0
Illiquid assets/long-term investments (2)	$19.7	69.4	157.1
Subsidiary intercompany (3)	1.0	43.7	5.0

Total Cash Capital Required	$154.6	$416.1	$512.7

Net Cash Capital (1)	$55.1	$120.3	$166.2

(1)	Included in Net Cash Capital at 12/31/09 is short term receivables from leveraged loan transactions due within a 21 day period.
(2)	Illiquid assets at December 31, 2010 include $1.1 million of restricted stock, $2.2 million investment in limited partnership and $10.0 million fixed assets.
(3)	Intercompany transfers are demand notes and are not considered regulatory capital of subsidiaries.

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

During 2010, our holding company made additional repurchases of our outstanding common stock and public debt. These repurchases represent the majority of the decrease in available cash at the holding company from December 31, 2009 to December 31, 2010.

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

	($ millions)
	12/31/2010	12/31/2009
Market Making	$137,743	$298,048
Institutional Brokerage	6,739	32,562

Net Trading Equity	144,482	330,610
Holding Company cash	49,757	120,311

Net liquid assets	$194,239	$450,921

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in the short-term to generate cash to meet debt maturities or other business needs. More precisely, as of December 31, 2010, we have identified the following alternative funding measures to support future debt maturity requirements:

1.	Collect intercompany loan balances;

2.	Reduction of excess capital at LaBranche Capital. LLC or LSPE, as necessary

3.	Our NYX shares, as previously discussed, can be either sold or held as qualifying regulatory capital;

Alternative Funding Measures

($ millions)

Net cash capital	$55.1
Intercompany advance	1.0
Excess regulatory capital at subsidiaries (1)	39.0

Total cash available from alternative funding measures	$95.1

(1)	Subject to regulatory approval prior to distribution to the holding company.

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

Our “Other liabilities” of $0.0 and $12.9 million reflected on the accompanying 2010 consolidated statement of financial condition are principally comprised of uncertain tax positions pursuant to ASC 740. Such contingencies are considered long term, as there is no present obligation to pay such liabilities in the foreseeable future. The main decrease in this balance was due to the conclusion of audit cycles, expiration of tax statutes and the sale of DMM assets to Barclays in January 2010.

On January 29, 2010, we commenced a cash tender offer to purchase up to 15 million shares of our outstanding common stock at a price of $4.60 per share. The tender offer expired on March 1, 2010 at 5:00 p.m., New York City time. In accordance with the terms and conditions of the tender offer, we purchased 8,539,667 shares of our common stock at a price of $4.60 per share plus transaction costs, for a total cost of approximately $39.6 million (excluding fees and expenses relating to the tender offer). Thus, the number of shares we purchased in the tender offer represented approximately 16.6% of our outstanding common stock, since we had 51,487,523 shares outstanding prior to the commencement of the tender offer (following all prior purchases made by us under the prior repurchase program). As a result of the consummation of the tender offer, approximately 42.8 million shares of our common stock remained outstanding. Following completion of the tender offer, we have approximately $51.1 million in board-authorized repurchases remaining under our repurchase program. Due to the pending Merger with Cowen, we do not anticipate any further repurchases.

Regulated Subsidiaries

As a market-maker, we are required to maintain certain levels of capital and liquid assets as promulgated by various regulatory agencies which regulate our business. As part of our overall risk management procedures we attempt to balance our responsibility as a market-maker and broker-dealer with our overall capital resources. These requirements restrict our ability to make use of cash and other liquid assets for corporate actions, such as repaying our debt, repurchasing stock or making acquisitions.

On November 30, 2010, LSP and LFS consummated a merger. Pursuant to the merger the entity changed its name to LCAP. As a registered broker-dealer and FINRA member firm, LCAP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LCAP is required to maintain minimum net capital, as defined, equivalent to the greater of $1.0 million or 2.0% of aggregate indebtedness, as defined. As of December 31, 2010, LCAP’s net capital, as defined, was $38.3 million which exceeded minimum requirements by $37.3 million. LCAP’s aggregate indebtedness to net capital ratio on that date was 0.18 to 1. LCAP was subject to SEC Rule 15c3-3 following the merger, because, in each case, it maintained a soft dollar program that may result in credit balances to such clients. To comply with its December 31, 2010 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.7 million.

As a registered broker-dealer and FINRA member firm, LSP was subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA as a separate entity until the merger of LSP and LFS described above. LSP was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined. As of December 31, 2009, LSP’s net capital, as defined, was $85.7 million, which exceeded minimum requirements by $82.8 million. LSP’s aggregate indebtedness to net capital ratio on that date was 0.51 to 1 as of December 31, 2009. In July 2010, LSP distributed $10 million to LaBranche Structured Holdings, Inc. in the form of a dividend.

As a registered broker-dealer and member firm of the NYSE and FINRA, as a separate entity until the merger of LSP and LFS described above LFS was subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital was equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of December 31, 2009, LFS’ net capital, as defined, was $26.1 million, which exceeded minimum requirements by $25.1 million. In January 2010, LFS distributed $15 million to the Holding Company in the form of a dividend.

LFS was subject to SEC Rule 15c3-3 until the merger of LFS and LSP on November 30, 2010, and LCAP was subject to SEC Rule 15c3-3 following the merger, because, in each case, it maintained a soft dollar program that may result in credit balances to such clients. To comply with its December 31, 2009 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.5 million.

LaBranche LLC, as a DMM until January 22, 2010, and member of the NYSE, was subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche LLC was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/15 of aggregate indebtedness, as defined.

As of December 31, 2009, LaBranche LLC’s net capital, as defined under SEC Rule 15c3-1, was $91.9 million, which exceeded the minimum requirements by $90.9 million. As of December 31, 2010, LaBranche LLC had no minimum net capital requirement since it withdrew its registration as a broker-dealer on December 31, 2010. LaBranche LLC had no aggregate indebtedness as of December 31, 2010. LaBranche LLC’s aggregate indebtedness to net capital ratio on December 31, 2009 was 0.02 to 1. During 2010, LaBranche LLC distributed $117 million to the Holding Company in the form of a dividend.

The NYSE generally requires its DMM firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of December 31, 2009, when LaBranche LLC was still a DMM firm, its NYSE minimum required dollar amount of NLA, as defined, was $70.2 million and its actual NLA, as defined, was $85.3 million. As of December 31, 2009, LaBranche LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of that date. Since the completion of the sale of the DMM business on January 22, 2010, LaBranche LLC no longer was subject to the NLA requirement.

Prior to withdrawing its registration as a broker-dealer and FINRA member firm on December 13, 2010, LSPD was subject to SEC Rule 15c3-1, as adopted and administered by the SEC. LSPD was required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2009, LSPD’s net capital, as defined, was $2.4 million, which exceeded its minimum requirements by $2.4 million. In January 2010, LSPD distributed $2.0 million to its parent in the form of a dividend.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the FSA in the United Kingdom. In calculating regulatory capital, our capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of December 31, 2010, Tier 1 capital, as defined, was $60.5 million which exceeded the total variable capital requirement by $32.0 million . At December 31, 2009, Tier 1 capital, as defined, was $49.6 million which exceeded the total variable capital requirement by $3.2 million. In both April and July 2009, LSPE received approximately $5.0 million of share capital from its parent.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at December 31, 2010 and December 31, 2009), and the minimum liquid capital requirement is the higher of HKD

3,000,000 ($0.4 million at December 31, 2010 and December 31, 2009) and the variable required liquid capital as defined in the FRR. We monitor our compliance with the requirements of the FRR on a daily basis. As of December 31, 2010, LSPH’s liquid capital, as defined was $2.9 million, which exceeded its minimum requirements by $2.5 million. As of December 31, 2009, LSPH’s liquid capital, as defined was $0.4 million, which exceeded its minimum requirements by $0.1 million. In January and September 2010 and January and August 2009, LSPH received $0.5 million, $0.5 million, $1.0 million and $0.6 million, respectively, of share capital from its parent to increase its regulatory capital above the minimum requirement. In July 2010, LSPH received share capital of $2.6 million from its parent to increase its regulatory capital.

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

Upon redemption of our public debt on February 15, 2010, we no longer utilize Moody’s as a rating service.

Cash Flows

Our cash flows are related primarily to our market-making trading activities, changes in regulatory working capital and our financing activities related to the expansion of our business.

Year Ended December 31, 2010— Our cash and cash equivalents decreased $100.8 million to $86.0 million at the end of 2010. The decrease was primarily attributable to the repurchase of our 12% debt for $194.6 million and repurchase of treasury stock for $48.9 million. This was offset by $143.1 million of aggregate cash provided by operations which is comprised of a decrease in continuing operations working capital of $173.5 million and cash provided from discontinued operations of $32.0 million offset by a loss from continuing operations of $66.0 million, a gain from discontinued operations of $3.7 million. The decrease of cash also includes cash used for investing activities of $0.4 for capital asset additions.

Year Ended December 31, 2009— Our cash and cash equivalents decreased $117.4 million to $186.7 million at the end of 2009. The decrease was primarily attributable aggregate cash used in operations of $83.4 million, which is comprised of a loss from continuing operations of $38.8 million, a loss from discontinued operations of $59.0 million and a decrease in continuing operations working capital of $69.3 million, offset by cash provided from discontinued operations of $83.7 million. The decrease of cash also includes cash used for investing activities of $2.5 million for capital asset additions and cash used for financing activities of $9.1 million for repayment of debt and $25.2 million for the purchase of treasury stock, offset by a $2.8 million net increase for the effect of exchange rate changes.

Year Ended December 31, 2008— Our cash and cash equivalents decreased $200.5 million to $304.2 million at the end of 2008. The decrease was primarily the result of the aggregate net effects of $269.2 million repayments of debt, $16.4 million for the purchase of treasury stock, $2.5 million for capital asset additions and $9.6 million for the effect of exchange rate changes offset by a $96.7 million net increase from operating activities comprised of cash flow of $81.1 million from operating income and a $16.1 million decrease in working capital.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Due to regulatory requirements that prescribe communication barriers between our separate LSP and LFS divisions of LCAP after the November 30, 2010 merger of LFS and LSP, we employ different compliance risk management procedures at each division. These risk processes are set forth below:

Our Options and ETFs Market-Making Risk Management Process

As a market-maker in options and ETFs through LCAP, LSPE and LSPH, we also trade as principal. In our market-making function, we bring immediacy and liquidity to the markets when we participate. Our market-making activities expose us to certain risks, including, but not limited to, price fluctuations and volatility.

In connection with our market-making activities, we are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, U.S. Government securities, corporate securities, futures and foreign currencies for which we are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. We are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading on the NYSE Amex Exchange, the NYSE Arca Exchange, NYBOT, ISE, the LSE, Euronext and Eurex Exchanges and other exchanges on which we conduct business. Additionally, in the event of nonperformance and unfavorable market price movements, we may be required to purchase or sell financial instruments at a loss.

At times, we enter into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter options, and swaps. Derivative transactions are entered into for trading purposes. Our derivatives trading activities exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets.

Our traders purchase and sell options, the stocks underlying certain ETF and options positions, U.S. Government securities, futures, structured notes, foreign currencies and other derivative securities in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options and ETFs market-making activities, are responsible for monitoring these risks. These managers utilize proprietary and third-party software applications, as well as information received directly from the traders, to monitor market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our options and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue to senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. The substantial majority of our options and ETFs trading and related hedging activities is executed on national and foreign exchanges. These trades clear through the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable exchange clearing organization, which reduces potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the options and ETFs in our market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$(12,721)	$(1,861)	$—	$(574)	$(11,567)
March 31, 2010	$(43,373)	$(7,585)	$—	$(4,039)	$12,336
June 30, 2010	$1,042	$(1,214)	$—	$2,742	$12,092
September 30,2010	$1,902	$(869)		$2,397	$11,232
December 31, 2010	$(8,558)	$(1,828)		$2,571	$10,838

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

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$1,328	$443	$(443)	$(1,328)
March 31, 2010	$13,953	$4,651	$(4,651)	$(13,953)
June 30, 2010	$(1,334)	$(445)	$445	$1,334
September 30,2010	$5,687	$1,896	$(1,896)	$(5,687)
December 31, 2010	$20,466	$6,822	$(6,822)	$(20,466)

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in foreign currency exchange rates, security prices, volatility, interest rates and other related factors.

As market makers in options and ETFs, we generally maintain large market maker positions. Historically, we have been operating in a low and moderate interest rate market. As such, we may be sensitive to interest rate increases or decreases and/or widening credit spreads may create a less favorable operating environment for this line of business.

Concentration Risk

At times, we are subject to concentration risk by holding large positions or committing to hold large positions in certain types of securities.

Institutional Brokerage Risk

Our Institutional Brokerage segment, through the normal course of business, has entered into various securities transactions acting in an agency or principal basis. The execution of these transactions can result in unrecorded market risk and concentration of credit risk. Our Institutional Brokerage activities have involved execution and, at times, involved financing of various customer securities transactions on a cash or margin basis. These activities may expose us to risk in the event the customer or other broker is unable to fulfill its contractual obligations and we have to purchase or sell securities at a loss. For margin transactions, we may have been exposed to significant market risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

Institutional Brokerage Risk Management Process

Prior to the termination in the first quarter of 2011 of our institutional brokerage activities, we would execute transactions in accordance with customer instructions and accurately record and process the resulting transactions. Any failure, delay or error in executing, recording and processing transactions, whether due to human error or failure of our information or communication systems, could have caused substantial losses for brokers, customers and/or us and could subject us to claims for losses. We also executed orders as principal in our role as market maker and, at times, facilitated customer transactions. To monitor the risk in these positions, we used an internally developed desk-top system that was constantly running on the desktop screens of our institutional brokerage firm’s senior management, chief compliance officer and trading systems manager. Upon escalation to other members of senior management, research and diligence would be performed as to the positions and risk and determinations were made as to how to limit the exposure. Once a position was established, our traders attempted to manage the risk associated with the position by use of ETF strategies, futures on the S&P 500, or with an industry/sector comparable security or other method approved by senior management. Despite these risks management efforts, these facilitation positions at times resulted in trading losses that adversely affected our commission revenues.

Our customer margin transactions were cleared through a major Wall Street firm prior to the termination of our Institutional Brokerage segment in the first quarter of 2011. These customer margin transactions were financed by the clearing firm based on our instructions. We were liable to the clearing firm for any losses incurred by the clearing firm in connection with our customers’ margin transactions.

Our clearing activities, through our outsourced clearing firm, may have exposed us to off-balance sheet risk in the event customers or brokers are unable to fulfill their contractual obligations and it was necessary to purchase or sell securities at a loss. For margin transactions, we may have been exposed to off-balance sheet risk in the event margin requirements were not sufficient to fully cover losses that customers may have incurred in their accounts.

The amount of risk related to our execution and clearance activities are linked to the size of the transaction, market volatility and the creditworthiness of customers and brokers. Our largest transactions involved those for institutional customers.

We systematically monitored our open transaction risk in connection with our institutional brokerage activities, starting when the transaction occurs and continuing until the designated settlement date. Transactions that remained unsettled after settlement date are scrutinized and necessary action to reduce risk is taken. Credit risk that could result from contra brokers defaulting is minimized since much of the settlement risk for transactions with brokers is essentially transferred to the National Stock Clearing Corporation. The credit risk associated with institutional and direct access clearing customers is minimized since these customers were qualified by the Depository Trust Company (“DTC”) or the DTC participants or have met the prime broker qualification standards at other brokerage firms. Before conducting business with a prospective customer, senior management that oversaw our institutional brokerage operations, in conjunction with the related compliance department, reviewed the prospective customer’s experience in the securities industry, financial condition and personal background, including a background check with a risk reporting agency, although some of this responsibility now is undertaken by our outsourced clearing firm.

The following chart illustrates how specified movements in the underlying securities prices in our institutional brokerage portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2009	$(332)	$(111)	$—	$111	$332
March 31, 2010	$(501)	$(167)	$—	$167	$501
June 30, 2010	$(226)	$(75)	$—	$75	$226
September 30,2010	$(563)	$(188)	$—	$188	$563
December 31, 2010	$(375)	$(125)	$—	$125	$375

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

Our registered broker-dealer subsidiaries are subject to certain regulatory requirements intended to insure their general financial soundness and liquidity. These broker-dealers are subject to SEC Rules 15c3-1, 15c3-3 and other requirements adopted and administered by the SEC and FINRA. These capital requirements are described in more detail in “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.”

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

Supplementary Financial Information

Selected Quarterly Financial Data (unaudited)

The following represents our unaudited quarterly results for fiscal 2010 and fiscal 2009. These quarterly results were prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results and which are of a normal recurring nature. Due to rounding of quarterly results, total amounts for each fiscal year may differ immaterially from the annual results reported in “—Financial Statements” under this item.

000’s omitted, except per share data)	2010 Fiscal Quarter
	First	Second	Third	Fourth
Total revenues, net of interest expense	$24,745	$(6,481)	$(3,576)	$11,993
Total operating expenses	28,577	17,167	14,258	12,025

Loss from Continuing operations before provision for income taxes	(3,832)	(23,648)	(17,834)	(32)
Provision (benefit) for income taxes	(1,549)	(8,546)	(7,386)	38,158
Discontinued operations	3,667

Net income (loss) applicable to common shareholders	$1,384	$(15,102)	$(10,448)	$(38,190)

(Loss) earning per share:
Basic	$0.03	$(0.35)	$(0.25)	$(0.78)
Diluted	0.03	(0.35)	(0.25)	(0.78)

000’s omitted, except per share data)	2009 Fiscal Quarter
	First	Second	Third	Fourth
Total revenues, net of interest expense	$(37,220)	$39,339	$7,653	$22,575
Total operating expenses	17,986	27,472	27,662	27,625

(Loss) income from Continuing operations before provision for income taxes	(55,206)	11,867	(20,009)	(5,050)
Provision (benefit) for income taxes	(22,103)	3,934	(8,316)	(2,265)
Discontinued operations	3,356	5,380	2,793	(69,700)

Net income (loss) applicable to common shareholders	$(29,747)	$13,313	$(8,900)	$(72,485)

(Loss) earning per share:
Basic	$(0.51)	$0.24	$(0.17)	$(1.38)
Diluted	(0.51)	0.24	(0.17)	(1.38)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our auditors on accounting and financial disclosure matters during the last two fiscal years.

Item 9A.	CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in a separate section beginning on F-1 of this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information set forth under the captions “Directors and Executive Officers,” “Section 16A Beneficial Reporting Compliance” and “Corporate Governance” in our 2011 Proxy Statement is incorporated herein by reference. Information relating to the availability of our Code of Conduct that applies to our senior financial officers is included on page 3 of this Annual Report on Form 10-K. To the extent that we do not file the 2011 Proxy Statement prior to the end of the 120-day period following December 31, 2010, we will amend this Annual Report on Form 10-K to provide the required information.

Item 11.	EXECUTIVE COMPENSATION.

The information set forth under the caption “Executive and Director Compensation” in the 2011 Proxy Statement is incorporated herein by reference. To the extent that we do not file the 2011 Proxy Statement prior to the end of the 120-day period following December 31, 2010, we will amend this Annual Report on Form 10-K to provide the required information.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information set forth under the caption “Beneficial Ownership of Common Stock by Certain Stockholders and Management” in the 2011 Proxy Statement is incorporated herein by reference. To the extent that we do not file the 2011 Proxy Statement prior to the end of the 120-day period following December 31, 2010, we will amend this Annual Report on Form 10-K to provide the required information.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information set forth under the caption “Certain Relationships and Related Transactions” and “Corporate Governance” in the 2011 Proxy Statement is incorporated herein by reference. To the extent that we do not file the 2011 Proxy Statement prior to the end of the 120-day period following December 31, 2010, we will amend this Annual Report on Form 10-K to provide the required information.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information set forth under the caption “—Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the 2010 Proxy Statement is incorporated herein by reference. To the extent that we do not file the proxy statement prior to the end of the 120-day period following December 31, 2010, we will amend this Annual Report on Form 10-K to provide the required information.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE.

(a)	Documents filed as part of this report

(1)	Financial Statements

•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firms

•	Consolidated Financial Statements:

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

(3)	Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Plan of Incorporation of LaBranche & Co. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

2.2	Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

2.3	Agreement and Plan of Merger, dated as of February 16, 2011, among Cowen Group, Inc., Louisiana Merger Sub, Inc. and LaBranche & Co Inc. (Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2011).

3.1	Amended and Restated Certificate of Incorporation of LaBranche & Co Inc. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

3.2	Amended and Restated Bylaws of LaBranche & Co Inc. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

4.1	Specimen Stock Certificate. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

4.2	Indenture, dated as of May 18, 2004, by and among LaBranche & Co Inc., as issuer, and U.S. Bank National Association, as trustee, relating to the 91/2% Senior Notes due 2009 and the 11% Senior Notes due 2012. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.3	Form of 91/2% Senior Note due 2009 and 11% Senior Note due 2012 (included as Exhibit A to the Indenture filed as Exhibit 4.10). (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.4	Registration Rights Agreement, dated as of May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

10.1	LaBranche & Co Inc. Amended and Restated Annual Incentive Plan. (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.)

10.2	Form of Employment Letter between LaBranche & Co Inc. and its executive officers. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.3	Form of Agreement Relating to Noncompetition and Other Covenants. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.4	Form of Pledge Agreement. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.5	Stockholders’ Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.6	Form of Indemnification Agreement. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.7	Purchase Agreement, dated May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser, relating to the issuance of $200,000,000 9 1/2% Senior Notes due 2009 and $260,000,000 11% Senior Notes due 2012. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-118248), as amended, effective September 9, 2004.)

10.8	Agreement of Lease between Broad Financial Center LLC and LaBranche & Co Inc., dated May 26, 2006. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 11, 2007.)

10.9	Form of Change in Control Agreement, dated September 18, 2007, between the Company and each of Jeffrey A. McCutcheon and Stephen H. Gray. (Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 8, 2007.)

10.10	Form of LaBranche & Co Inc. 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit (d)(ii) of our Tender Offer Statement on Schedule TO, filed on January 29, 2010.)

1011	Voting Agreement, dated as of February 16, 2011, by and between LaBranche & Co Inc. and RCG Holdings LLC (Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2011).

12	Statement re computation of ratios of earnings to fixed charges.

21	List of Subsidiaries.

23.1	Consent of Rothstein, Kass & Company, P.C.

24	Power of Attorney (included on signature page of this report)

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

32.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2011

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

Signature	Title	Date

/s/ GEORGE M.L. LABRANCHE, IV George M.L. LaBranche, IV	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2011

/s/ JEFFREY A. MCCUTCHEON Jeffrey A. McCutcheon	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2011

/s/ KATHERINE ELIZABETH DIETZE Katherine Elizabeth Dietze	Director	March 16, 2011

/s/ DONALD E. KIERNAN Donald E. Kiernan	Director	March 16, 2011

/s/ STUART M. ROBBINS Stuart M. Robbins	Director	March 16, 2011

/s/ ALFRED O. HAYWARD, JR. Alfred O. Hayward, Jr.	Executive Vice President and Director; Chief Executive Officer of LaBranche & Co. LLC	March 16, 2011

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

As of the end of the Company’s 2010 fiscal year, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Rothstein, Kass & Company, P.C., an independent registered public accounting firm, as stated in their report, appearing on pages F-2 and F-3 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

LaBranche & Co Inc.

We have audited the accompanying consolidated statements of financial condition of LaBranche & Co Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for each of the years in the three year period ended December 31, 2010. We have also audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ Rothstein, Kass and Company, P.C.

Roseland, New Jersey

March 15, 2011

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2010	2009 (1)
ASSETS
Cash and cash equivalents	$85,956	$186,737
Cash and securities segregated under federal regulations	1,727	1,727
Receivable from brokers, dealers and clearing organizations	169,717	51,984
Receivable from customers	—	42,790
Financial instruments owned, at fair value	1,013,914	3,318,693
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $10,687 and $8,777 respectively	9,983	11,680
Held for sale	—	32,748
Deferred tax assets	2,308	25,457
Income tax receivable	773	12,208
Other assets	8,385	17,808

Total assets	$1,292,763	$3,701,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$254,419	$615,245
Payable to customers	34	43,515
Financial instruments sold, but not yet purchased, at fair value	817,782	2,489,871
Accrued compensation	5,083	9,431
Accounts payable and other accrued expenses	4,797	14,815
Deferred rent expense and credit	2,543	2,711
Other liabilities	5	12,945
Income and deferred taxes payable	236	1,968
Held for sale	—	749
Short-term debt	—	189,323

Total liabilities	1,084,899	3,380,573

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 62,654,430 shares issued, 40,931,997 shares outstanding at December 31, 2010 and 62,397,795 shares issued, 51,470,826 shares outstanding at December 31, 2009	627	624
Treasury stock, at cost, 21,722,433 and 10,926,969 shares at December 31, 2010 and December 31, 2009, respectively	(90,484)	(41,569)
Additional paid-in capital	700,036	700,738
Accumulated deficit	(396,948)	(334,591)
Accumulated other comprehensive loss	(5,367)	(3,943)

Total stockholders’ equity	207,864	321,259

Total liabilities and stockholders’ equity	$1,292,763	$3,701,832

(1)	Certain of the Company’s December 31, 2009 balances have been adjusted to conform to the presentation in the current period. Counterparty netting agreements were applied to derivative contracts for financial instruments owned, at fair value and financial instruments sold, but not yet purchased, at fair value. This adjustment did not affect stockholders’ equity or earnings.

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

	For the Years Ended December 31,
	2010	2009 (1)(2)	2008 (1)(2)
REVENUES:
Net gain on trading	$29,769	$42,992	$50,617
Commissions and other fees	12,101	29,957	26,035
Trading interest	1,970	2,031	67,011
Other	950	3,998	2,741

Total revenues	44,790	78,978	146,404

Interest expense:
Debt	2,639	21,838	31,521
Inventory financing	13,702	23,308	87,530

Total interest expense	16,341	45,146	119,051

Revenues, net of interest expense	28,449	33,832	27,353

EXPENSES:
Employee compensation and related benefits	27,117	39,757	108,231
Exchange, clearing and brokerage fees	14,789	34,031	41,260
Depreciation and amortization	1,925	3,999	3,624
Legal and professional fees	3,964	2,703	2,935
Communications	9,165	9,774	7,925
Occupancy	3,614	2,814	4,168
Early extinguishment of debt	7,192	(762)	5,395
Other	6,030	8,944	7,218

Total expenses	73,796	101,260	180,756

Loss from continuing operations before provision (benefit) for income taxes	(45,347)	(67,428)	(153,403)
Provision (Benefit) for income taxes	20,677	(28,605)	(63,986)

Loss from continuing operations	(66,024)	(38,823)	(89,417)

Discontinued operations:
(Loss) Income from operations of discontinued unit	(352)	(68,532)	39,023
Provision (Benefit) for income taxes	(4,019)	(9,535)	15,569

Income (loss) from discontinued operations	3,667	(58,997)	23,454

Net (loss)	$(62,357)	$(97,820)	$(65,963)

Weighted-average common shares outstanding:
Basic	43,541	54,935	61,418
Diluted	43,541	54,935	61,418
Basic and diluted net (loss) per common share:
Continuing operations	$(1.52)	$(0.71)	$(1.45)
Discontinued operations (1)	$0.09	$(1.07)	$0.38

Total operations	$(1.43)	$(1.78)	$(1.07)

(1)	In accordance with Financial Accounting Standards Board Accounting Standards the results of the DMM business have been reclassified as a discontinued operation for all periods presented.
(2)	Certain of the Company’s December 31, 2009 and 2008 balances have been adjusted to conform to the presentation in the current period.

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(000’s omitted)

				(1)		Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Stock	Capital	Deficit	Loss	Total
BALANCES, January 1, 2008	61,491	$615	$—	$699,099	$(170,808)	$(989)	$527,917

Net loss					(65,963)		(65,963)
Other comprehensive loss:							—
Cumulative translation,							—
adjustment net of taxes						(6,116)	(6,116)

Comprehensive loss							(72,079)
Purchase of treasury stock	(3,815)		(16,369)				(16,369)
Issuance of restricted stock,							—
shares for option exercises							—
and related compensation	521	5	—	3,376	—	—	3,381

BALANCES, December 31, 2008	58,197	620	(16,369)	702,475	(236,771)	(7,105)	$442,850

Net loss	—	—	—	—	(97,820)	—	(97,820)
Other comprehensive loss:
Cumulative translation, adjustment net of taxes	—	—	—	—	—	3,162	3,162

Comprehensive loss							(94,658)

Purchase of treasury stock	(7,112)	—	(25,200)	—	—	—	(25,200)
Issuance of restricted stock, shares for option exercises and related compensation	386	4	—	(1,737)	—	—	(1,733)

BALANCES, December 31, 2009	51,471	$624	$(41,569)	$700,738	$(334,591)	$(3,943)	$321,259
Net loss	—	—	—	—	(62,357)	—	(62,357)
Other comprehensive loss:
Cumulative translation, adjustment net of taxes	—	—	—	—	—	(1,424)	(1,424)

Comprehensive loss							(63,781)

Purchase of treasury stock	(10,796)	—	(48,915)	—	—	—	(48,915)
Issuance of restricted stock, shares for option exercises and related compensation	257	3	—	(702)	—	—	(699)

BALANCES, December 31, 2010	40,932	$627	$(90,484)	$700,036	$(396,948)	$(5,367)	$207,864

(1)	Restricted Stock Units “RSU” income is the result of forfeitures in 2010 and 2009 due to employee turnover.

See accompanying notes to consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Years Ended December 31,
	2010	2009 (1)	2008 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(66,024)	$(38,823)	$(89,417)
Discontinued operations, net of tax	3,667	(58,997)	23,454

Net loss	(62,357)	(97,820)	(65,963)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,939	4,053	3,679
Amortization of debt issuance costs and bond discount	2,058	731	1,177
Early extinguishment of debt	5,228	(762)	5,395
Gain on Sale of Exchange Membership		—	(331)
Share-based compensation expense	(744)	(1,278)	4,177
Deferred tax expense (benefit)	22,061	(31,516)	(64,005)
Other-than-temporary impairment of exchange memberships owned	—	106
Deferred rent expense and credit	(168)	(240)	(240)
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	—	149	(303)
Receivable from brokers, dealers and clearing organizations	(117,776)	21,099	252,375
Receivable from customers	42,790	(42,790)
Financial instruments owned, at fair value	2,295,594	(193,422)	1,071,082
Income tax receivable	12,043	(10,501)	11,006
Other assets	7,484	13,720	9,826
Payable to brokers, dealers and clearing organizations	(355,460)	500,187	278
Payable to customers	(43,481)	43,479	(57)
Financial instruments sold, but not yet purchased, at fair value	(1,670,353)	(287,487)	(1,205,729)
Accrued compensation	(4,260)	(66,515)	59,018
Accounts payable and other accrued expenses	(9,989)	(11,454)	(7,561)
Other liabilities	(12,940)	106	(1,413)
Income tax payable	(537)	(6,938)	5,834

Net cash provided by (used in) operating activities of continuing operations	111,132	(167,093)	78,245
Net cash provided by operating activities of discontinued operations	31,999	83,687	18,609

Net cash provided by (used in) operating activities	143,131	(83,406)	96,854

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(249)	(2,539)	(2,549)
Proceed from sale of exchange memberships			334
Payments for purchases of exchange memberships	(125)	—	—

Net cash used in investing activities of continuing operations	(374)	(2,539)	(2,215)

Net cash used in investing activities	(374)	(2,539)	(2,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of short-term debt			(174,813)
Early extinguishmnet of long-term debt	(189,323)	(10,000)	(91,375)
Discount (premium) on early extinguishment of debt	(5,228)	900	(2,967)
Purchases of treasury stock	(48,915)	(25,200)	(16,369)

Net cash used in financing activities of continuing operations	(243,466)	(34,300)	(285,524)

Net cash used in financing activities	(243,466)	(34,300)	(285,524)

Effect of exchange rate changes on cash and cash equivalents	(72)	2,803	(9,590)
Decrease in cash and cash equivalents	(100,781)	(117,442)	(200,475)
CASH AND CASH EQUIVALENTS, beginning of period	186,737	304,179	504,654

CASH AND CASH EQUIVALENTS, end of period	$85,956	$186,737	$304,179

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$19,229	$45,085	119,522
Income taxes	$1,485	$12,442	4,601

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

On June 14, 2010, the Company exchanged its Chicago Board Options exchange (“CBOE”) memberships with an adjusted basis of $0.7 million for 160,000 shares of CBOE, Inc. common stock valued at $4.7 million. The Company recognized a $4.0 million gain from the exchange of the assets, which was a non-cash transaction. from the exchange of the assets, which was a non-cash transaction.

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

The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LaBranche & Co. LLC (“LaBranche LLC”), a New York limited liability company, LABDR Services, Inc., a Delaware corporation (“LABDR”), and LaBranche & Co. B.V., a Netherlands private limited liability company (“BV”). The Holding Company is the sole member of LaBranche & Co. LLC (“LaBranche LLC”), the 100% stockholder of LSHI and LABDR and the sole owner of BV. LSHI is a holding company that is the sole member of LaBranche Capital, LLC (“LCAP,” formerly LaBranche Structured Products, LLC, a New York limited liability company (“LSP”) and LaBranche Financial Services, LLC, a New York limited liability company (“LFS”) prior to the merger of LSP and LFS on November 30, 2010), and LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD” and collectively with the Holding Company, LaBranche LLC, LCAP, LSHI, LABDR, BV, LSPS, LSPE, LSPD and LSPH, the “Company”). All material inter-company transactions have been eliminated in consolidation. On November 30, 2010 LSP and LFS merged into one combined entity and was renamed LCAP. In January 2011, the Company initiated a plan to cease the operations of LFS division of LCAP. (See Note 21)

LCAP is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that, through the LSP division, operates as a market-maker in options and Exchange Traded Funds (“ETFs”), engages in hedging activities related to its market-making operations and conducts principal trading activities in options, ETFs, structured notes, foreign currency securities and futures. In addition, LCAP provided securities execution and brokerage services to institutional investors and professional traders through its LFS division, and, until the third quarter of 2010, as a separate broker-dealer, LFS was a market maker in over-the-counter, bulletin board and pink sheet securities. LSPS is a non-registered proprietary trading company that currently is inactive. It is anticipated that the Company will move some of its non-broker-dealer proprietary trading operations in over-the-counter foreign currency products into LSPS, in the first quarter of 2011. LaBranche LLC was a registered broker-dealer that, until January 22, 2010, operated primarily as a Designated Market Maker (“DMM”) in equity securities and rights listed on the NYSE. On January 22, 2010, the Company sold its DMM business to Barclays Capital, Inc., a division of Barclays Bank Plc (“Barclays”). The Company withdrew LLC’s registration as a broker-dealer, which was effective as of December 31, 2010. Therefore, as of December 31, 2010; LLC is no longer a registered broker dealer. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Euroex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD was a registered broker-dealer and FINRA member firm until December 13, 2010, when it withdrew its registration as a broker-dealer that was primarily an institutional execution firm in equities and structured products. LABDR is an investment company with a minority ownership in a New

Jersey aviation partnership. BV ceased operations on June 30, 2007 and is currently inactive. BV was liquidated at the end of January 2011 (see Note 21).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – Sale of the DMM Business of LaBranche & Co LLC

On January 22, 2010, LaBranche & Co. LLC completed the sale of its DMM business pursuant to an agreement dated January 13, 2010 and as amended January 22, 2010 by and among LaBranche & Co. LLC and Barclays.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations”, the assets and liabilities of the DMM business of LaBranche & Co. LLC have been reclassified as held for sale in the consolidated statements of financial condition and its results were reclassified as discontinued operations in the consolidated statements of operations and the consolidated statements of cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include all demand deposits held in banks, highly liquid investments with original maturities of 90 days or less and currency positions that are being held in the prime brokerage account at the Company’s clearing broker for its market-making operations. Certain portions of these balances are used to meet regulatory requirements (see Note 8).

Securities Transactions

Principal securities transactions and the related gains and losses are recorded on a trade date basis. Customer securities transactions are recorded on a settlement date basis and the related revenues and expenses are recorded on a trade date basis. Receivables from and payables to customers represent amounts due from or to customers of the Company in connection with cash and margin securities transactions. Corporate equities, options, ETFs, futures and other securities owned, and securities sold, but not yet purchased, are reflected at fair value and unrealized gains and losses are presented as a component of “Net gain on trading.” U.S. Government obligations, which are reported under “Financial instruments owned, at fair value” are reflected at fair value. Interest income related to U.S. Government obligations is included in “Interest Income.” Dividend income and expense as well as gains and losses from the trading of foreign currencies, are also presented as a component of “Net gain on trading.” Dividend income and expense are recognized on the record date, which does not differ materially from the ex-date. The fair value for equity securities, ETFs and futures contracts is based on the closing price posted on the primary exchange on which they are traded. The fair value of exchange-traded options is based on the national best bid/offer (“NBBO”) as determined by the Company’s options clearing agents.

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

Included in “Financial instruments owned, at fair value” is our ownership of 125,000 and 2,183,372 NYSE Group, Inc. “NYX” shares at December 31, 2010 and 2009, respectively

Collateralized Financing Transactions

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

Exchange Memberships

In accordance with the ASC 340, exchange memberships owned by the Company are originally carried at cost or, if an other-than-temporary impairment in value has occurred, at adjusted cost. In determining whether an other-than-temporary decline in value has occurred, the Company uses ASC 320, ASC 958 and Section M of Topic 5 of the SEC Staff Accounting Bulletin series (“SAB No. 59”) as analogous guidance (see Note 5). During 2009, the Company recognized a charge of approximately $106,000 to reflect management’s determination of an other-than-temporary impairment of the carrying value of the Company’s New York Board of Trade memberships, based on management’s estimate of their fair value. As part of its assessment of the other-than-temporary impairment of these assets, management of the Company considered and evaluated various financial and economic factors including recent sales of similar memberships.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 (formerly Statement of Financial Accounting Standard (“SFAS”) No. 109), “Accounting for Income Taxes” and ASC 740 “Accounting for Uncertainty in Income Taxes - an interpretation of ASC 740 (FASB Statement No. 109)”. ASC 740 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized as income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. Uncertain tax positions are included under “Other liabilities” on the consolidated statements of financial condition.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC 740 effective January 1, 2007. Please refer to Note 7, “Income Taxes” for additional information and disclosures.

Legal Contingencies

The Company records reserves related to legal proceedings in “Other liabilities” on the consolidated Statements of Financial Condition. Such reserves are established and maintained in accordance with ASC 450 and SEC Staff Accounting Bulletin No. 92, “Accounting and Disclosures Relating to Loss Contingencies.” The determination of these reserve amounts requires significant judgment on the part of management. Each legal proceeding is reviewed with counsel in each accounting period and the reserve is adjusted as deemed appropriate by management (See Note 17).

Depreciation and Amortization

Depreciation of office equipment is calculated using the straight-line method over estimated useful lives of 5 years. Amortization of leasehold improvements is calculated on a straight-line basis over the terms of the related leases. Estimated remaining useful lives of leasehold improvements range from 1 to 7.25 years.

Share-Based Compensation

In December 2004, the FASB issued ASC 718 (SFAS No. 123(R), “Share Based Payment.”) SFAS No. 123(R) was a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB opinion No. 25, “Accounting for Stock Issued to Employees” and amended SFAS No. 95, “Statement of Cash Flows” ASC 718 requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. ASC 718 was adopted as of January 1, 2006, using the modified prospective method. ASC 718 requires expected forfeitures to be included in determining share-based employee compensation expense. Prior to the adoption of ASC 718, forfeiture benefits were recorded as a reduction to compensation expense when an employee left the firm and forfeited the award.

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

Accounting for Fair Value Option for Financial Assets and Financial Liabilities

ASC 820 allows investors to use the net asset value of investments in investment companies that do not have a readily determinable fair value if the investees have the attributes of investment companies and the net asset values are calculated consistent with the AICPA Audit and Accounting Guide, Investment Companies, which generally requires investments to be measured at fair value. This proposal will not have any effect on our financial position. This Statement is effective for financial statements issued for interim and annual periods ending after December 15, 2009, and did not have a material impact on our consolidated financial statements.

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

3.	RECEIVABLE FROM AND PAYABLE TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS

The balances presented as receivable from and payable to brokers, dealers and clearing organizations consist of the following:

(000’s omitted)	December 31,
	2010	2009 (1)
Receivable from brokers, dealers and clearing organizations:
Securities borrowed	$—	$2,591
Receivable from clearing brokers and clearing organizations	169,110	46,811
Securities failed to deliver	4	4
Other receivables from brokers and dealers	603	2,578

	$169,717	$51,984

Payable to brokers, dealers and clearing organizations:
Securities failed to receive	$—	$14
Payables to clearing brokers and clearing organizations	254,047	612,210
Other payables to brokers and dealers	372	3,021

	$254,419	$615,245

(1)	Certain of the Company’s December 31, 2009 balances have been adjusted to conform to the presentation in the current period.

The Company monitors the fair value of securities borrowed on a daily basis, with additional collateral obtained, if necessary.

4.	NON-MARKETABLE SECURITIES

During 2010 and 2009, the Company recognized a loss of approximately ($1.8) million and ($0.3) million, respectively, related to its non-marketable securities that are investments in limited liability companies that are service providers and whose value is affected by nonfinancial components. At December 31, 2010 and 2009, non-marketable securities consisting of investments in limited liability companies totaling $2.6 million and $4.3 million, respectively, are included in” Financial Instruments Owned, at Fair Value “and “Other assets” on the consolidated statements of financial condition due to the nature of their businesses.

5.	EXCHANGE MEMBERSHIPS

The Company owns six NYBOT, two Comex and one CME individual membership seats which have an approximate fair value of $.5 million and $5.5 million in 2010 and 2009, respectively. The two Comex seats were purchased in the first quarter of 2010 for $125,000.

During 2010, the Company exchanged two seats it owned on the CBOE for 160,000 shares of stock in the newly created public entity. Prior to June 4, 2010, the Company owned two CBOE memberships out of a total of 930 memberships available on the CBOE. The Company had accounted for its investment in the membership using the adjusted cost method since inception. On June 14, 2010, the

CBOE was converted from a membership to a publically traded company and in that transaction each membership was exchanged for 80,000 restricted shares of the newly formed public company, CBOE Holdings Inc. (CBOE). In addition, immediately prior to the public offering, each CBOE membership was entitled to $1.25 dividend for each share issued. The Company received a $200,000 dividend with respect to its 2 memberships on June 21, 2010. For the third and fourth quarters of 2010, the Company received $25,166 in total in dividends for its shares of CBOE stock

ASC 845 provides guidance on accounting for non-monetary transactions. In general, the accounting for non-monetary transactions should be based on fair market value of the assets involved. Thus, the cost of a non-monetary asset acquired in exchange for another non-monetary asset is the fair market value of the asset surrendered to obtain it, and a gain or loss shall be recognized on the exchange. Based on this guidance, the Company valued the shares of the CBOE stock received in exchange for its memberships at fair value, which was deemed to be the value of the shares on the first trading day of the CBOE stock after the initial public offering, which was, $29.00 per share. Based on this price, the Company recognized a gain of $3,955,000 on the exchange of their CBOE memberships for CBOE stock, net of a valuation allowance due to the restrictions on the transfer of the CBOE stock. The transfer restrictions were set to expire with respect to one-half of the Company’s shares of CBOE stock on December 15, 2010 (Class A-1 shares) and with respect to the other half of the Company’s shares of CBOE stock on June 15, 2011 (Class A-2 shares).

Pursuant to the CBOE share sale program, in November 2010, the Company sold 35,974 and 32,362 of its class A-1 and class A-2 shares, respectively for total proceeds of $1,708,400. As of December 31, 2010 the Company has 44,026 and 47,638 shares of restricted and unrestricted CBOE shares, respectively. The Company accounts for its continuing investment in class A-2 shares of the CBOE stock as restricted stock and reflected at the estimated fair market value of such restricted shares pursuant to ASC 820. At December 31, 2010, the NASDAQ closing price for the CBOE stock was $22.86 per share. As a result the Company recognized a loss of approximately $869,000 for 2010, subsequent to the exchange, which includes a valuation allowance of 3.0% on the class A-2 shares, due to the transfer restrictions noted above.

The Company carried 31 NYSE trading licenses as of December 31, 2009, of which 30 of these licenses were surrendered upon completion of the DMM sale transaction on January 22, 2010. The cost of the trading licenses for 2010 and 2009, excluding the amounts included in discontinued operations, was approximately $0.1 and $0.1 million, respectively, and are included in lease of exchange memberships and trading license fees in the Company’s consolidated statements of operations.

6.	GOODWILL AND IDENTIFIABLE INTANGIBLE ASSETS

In December 2009, the Company recognized impairment charges of $62.6 million and $25.0 million for goodwill and the trade name, respectively. Management determined the value of the goodwill as the sales price for which the DMM business segment was sold for in January 2010, in excess of the fixed assets transferred. ASC 205 states that significant events or circumstances that occur after the balance sheet but before the issuance of the financial statements should be used in the determination of recording a long lived asset to be sold as a component of discontinued operations. The remaining balance of goodwill of $21.6 million is in Held for sale at December 31, 2009. In 2010 there was no gain or loss recognized upon the completion of the sale of the DMM business as the DMM business was recorded at fair value (sales proceeds) as of December 31, 2009.

In accordance with the provisions of the “Impairment or Disposal of Long-Lived Assets” subsections of ASC 360-10, long lived assets held and used with a carrying amount of $25.0 million were written down to their fair value of $0 million, resulting in an impairment charge of $25.0 million for 2009, which was included in (loss)/income from discontinued operations for the period.

In accordance with the provisions of ASC 350 “Intangibles-Goodwill and Other”, goodwill with a carrying amount of $84.2 million was written down to its implied fair of $21.6 million, resulting in an impairment charge of $62.6 million for 2009 which was included in (loss)/income from discontinued operations for the period.

The following table provides information about the impairment of the intangible assets:

($ in millions)	Year Ended	Quoted Prices in Active Markets for Identical Assets	Fair Value Measurements Using Significant Other Observable Inputs	Significant Unobservable Inputs	Total Gains
Description	12/31/2009	Level 1	Level 2	Level 3	(losses)
Long-Lived assets held and used	$25.0		$0.0		$(25.0)
Goodwill	84.2		21.6		(62.6)

	$109.2		$21.6		$(87.6)

As of January 22, 2010, the date of sale of the DMM operations, the Company no longer has any goodwill remaining.

7.	INCOME TAXES

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

The components of the provision (benefit) for income taxes reflected on the consolidated statements of operations are set forth below (000’s omitted):

	For the Years Ended December 31,
	2010	2009	2008
Total
Current income taxes:
Federal	$(6,824)	$(7,730)	$9,153
Foreign	724	4,306	4,622
State and local	1,665	(850)	1,813

Total current	(4,435)	(4,274)	15,588

Deferred income taxes:
Federal	19,741	(25,564)	(51,504)
State and local	1,352	(8,302)	(12,501)

Total deferred	21,093	(33,866)	(64,005)

Total provision (benefit) for income taxes	$16,658	$(38,140)	$(48,417)

Discontinued Operations
Current income taxes
Federal	$(4,941)	$1,366	$8,016
State and local	771	325	1,905

Total current	(4,170)	1,691	9,921
Deferred income taxes:
Federal	122	(9,071)	4,564
State and local	29	(2,155)	1,084

Total deferred	151	(11,226)	5,648
Total (benefit) provision for income taxes	$(4,019)	$(9,535)	$15,569

Continuing Operations
Current income taxes
Federal	$(1,883)	$(9,096)	$1,137
Foreign	724	4,306	4,622
State and local	894	(1,175)	(92)

Total current	(265)	(5,965)	5,667
Deferred income taxes:
Federal	19,619	(16,493)	(56,068)
State and local	1,323	(6,147)	(13,585)

Total deferred	20,942	(22,640)	(69,653)
Total provision (benefit) for income taxes	$20,677	$(28,605)	$(63,986)

The tax expense for the year ended December 31, 2010 includes a $950,000 charge for income taxes from continuing operations which is comprised of the netting of a deferred tax valuation charge partially offset by a reduction to contingent liabilities due to the conclusion of an examination cycle.

The Company filed a refund claim to carry back tax losses from 2009 to 2008 and prior years in the amount of $9.7 million of which $9.0 million was received in April of 2010 and the balance in May 2010.

ASC 740, which the Company adopted as of January 1, 2007, prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the amount of benefit that represents a greater than 50 percent likelihood of being realized upon ultimate settlement. As a result of the implementation of ASC 740, the Company has determined that no adjustment to the Company’s unrecognized tax benefit is required.

During 2009, the Company realized $0.2 million of unrecognized tax benefits related to state tax credits, due to the lapse of the statute of limitations. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Of the total unrecognized tax benefits, the entire balance could have an effect on the effective tax rate.

Unrecognized tax benefits, at December 31, 2010 were as follows (000’s omitted):

Balance as of January 1, 2010	$12,278
Increases current period tax positions	—
Decreases current period tax positions	(10,831)
Decreases – interest	(1,442)

Balance as of December 31, 2010	$5

Open tax years by jurisdiction and their current statute of limitations expiration dates are as follows:

	Federal	NYS	NYC
2005	04/30/11
2006	04/30/11
2007	03/15/11	06/17/11	06/17/11
2008	09/08/12	09/08/12	09/08/12
2009	03/08/13	09/10/13	09/10/13

The significant changes in deferred tax assets and liabilities mainly are a result of the decrease in the fair value of the Company’s NYX shares reported for the year ended December 31, 2009. For the year ended December 31, 2010, the significant changes in deferred tax assets and liabilities are the result of the sale of the DMM business and the valuation allowance for the Company’s net operating loss carryforwards. Deferred tax assets and liabilities were as follows (000’s omitted):

	December 31, 2010	December 31, 2009
DEFERRED TAX ASSETS:
Compensation related	$—	$532
Intangibles and related goodwill	—	38,624
Financial instruments	1	—
NOL carry-forwards	3,381	14,499
Other	3,744	3,508

	$7,126	$57,163

DEFERRED TAX LIABLITIES:
Financial instruments	$1,742	$18,170
Trademark	—	5,827
Depreciation	1,934	3,093
Dividend income	173	933
Other	969	3,683

	$4,818	$31,706

Net deferred tax assets (liabilities)	$2,308	$25,457

The Company has the following estimated net operating loss carry forwards as of December 31, 2010:

	Federal	NYS	NYC	Expiring
December 31, 2007	$—	$22,099,688	$19,837,932	2027
December 31, 2009	28,336,494	54,434,524	54,165,453	2029
Estimated December 31, 2010	74,512,657	74,512,657	74,512,657	2030

	$102,849,151	$151,046,869	$148,516,042

A valuation allowance of $41.7 million has been recorded against these net operating loss carryforwards in 2010. The Company does not believe that they will be able to utilize the net operating losses generated through December 31, 2010 based on an analysis of their estimated earnings on a go forward basis. However, this valuation allowance will not prevent the Company from recognizing a tax benefit for all or a portion of its net operating losses to the extent the Company has positive income in future periods. The pending Merger with Cowen will result in the Company’s net operating losses being subject to limitation on utilization under Section 382. The limitation will be based on the value of the Company at the time the change in ownership occurs.

The Company’s effective tax rate differs from the U.S. Federal statutory income tax rate of 35.0% as set forth below:

	For the Years Ended December 31,
	2010	2009	2008
U.S. Federal income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes related to:
State and local taxes, net of federal benefit	5.0	5.0	9.4
Dividend received deduction	2.0	1.4	0.8
Tax reserve (decrease) increase	24.0	(0.3)	(0.7)
Capital tax	(1.0)	—	(0.8)
Deferred tax valuation	(91.0)	—	—
Other	(10.0)	1.3	(1.4)

Effective tax rate	(36.0%)	42.4%	42.3%

The total amount of undistributed earnings in the Company’s foreign subsidiary, for income tax purposes, was approximately $27.1 million at December 31, 2010.

8.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

As a market-maker, the Company is required to maintain certain levels of capital and liquid assets as promulgated by various regulatory agencies which regulate its businesses. As part of our overall risk management procedures, the Company attempts to balance its responsibility as a market-maker and broker-dealer with its overall capital resources. These requirements restrict the Company’s ability to make use of cash and other liquid assets for corporate actions, such as repaying debt, repurchasing stock or making acquisitions.

On November 30, 2010, LSP and LFS consummated a merger. Pursuant to the merger the entity changed its name to LCAP. As a registered broker-dealer and FINRA member firm, LCAP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LCAP is required to maintain minimum net capital, as defined, equivalent to the greater of $1,000,000 or 2.0% of aggregate indebtedness, as defined. As of December 31, 2010, LCAP’s net capital, as defined, was $38.3 million which exceeded minimum requirements by $37.3 million. LCAP’s aggregate indebtedness to net capital ratio on that date was 0.18 to 1. LCAP was subject to SEC Rule 15c3-3 following the merger, because, in each case, it maintained a soft dollar program that may result in credit balances to such clients. To comply with its December 31, 2010 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.7 million.

As a registered broker-dealer and FINRA member firm, LSP was subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA as a separate entity until the merger of LSP and LFS described above. LSP was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or  1/15 of aggregate indebtedness, as defined. As of December 31, 2009, LSP’s net capital, as defined, was $85.7 million, which exceeded minimum requirements by $82.8 million. LSP’s aggregate indebtedness to net capital ratio on that date was 0.51 to 1. In July 2010, LSP distributed $10 million to LaBranche Structured Holdings, Inc. in the form of a dividend.

As a registered broker-dealer and member firm of the NYSE and FINRA, as a separate entity until the merger of LSP and LFS described above LFS was subject to SEC Rule 15c3-1, as adopted and administered by the SEC and the NYSE. Under the alternative method permitted by this rule, the minimum required net capital was equal to the greater of $1.0 million or 2.0% of aggregate debit items, as defined. As of December 31, 2009, LFS’ net capital, as defined, was $26.1 million, which exceeded minimum requirements by $25.1 million. In January 2010, LFS distributed $15 million to the Holding Company in the form of a dividend.

LFS was subject to SEC Rule 15c3-3 until the merger of LFS and LSP on November 30, 2010, and LCAP was subject to SEC Rule 15c3-3 following the merger, because, in each case, it maintained a soft dollar program that may result in credit balances to such clients. To comply with its December 31, 2009 requirement, cash and U.S. Treasury Bills in the amount of $1.7 million were segregated in a special reserve account for the exclusive benefit of customers, thus exceeding actual requirements by $0.5 million.

LaBranche LLC, as a DMM until January 22, 2010, and member of the NYSE, was subject to the provisions of SEC Rule 15c3-1, as adopted and administered by the SEC and NYSE. LaBranche LLC was required to maintain minimum net capital, as defined, equivalent to the greater of $100,000 or 1/ 15 of aggregate indebtedness, as defined.

As of December 31, 2009, LaBranche LLC’s net capital, as defined under SEC Rule 15c3-1, was $91.9 million, which exceeded the minimum requirements by $90.9 million. As of December 31, 2010, LaBranche LLC had no minimum net capital requirement since it withdrew its registration as a broker-dealer on December 31, 2010. LaBranche LLC had no aggregate indebtedness as of December 31, 2010. LaBranche LLC’s aggregate indebtedness to net capital ratio on December 31, 2009 was 0.02 to 1. During 2010, LaBranche LLC distributed $117 million to the Holding Company in the form of a dividend.

The NYSE generally requires its DMM firms to maintain a minimum dollar regulatory capital amount in order to establish that they can meet, with their own Net Liquid Assets (“NLA”), their position requirement. As of December 31, 2009, when LaBranche LLC was still a DMM firm, its NYSE minimum required dollar amount of NLA, as defined, was $70.2 million and its actual NLA, as defined, was $85.3 million. As of December 31, 2009, LaBranche LLC’s actual NLA exceeded the NLA requirement, thus satisfying its NLA requirement as of that date. Since the completion of the sale of the DMM business on January 22, 2010, LaBranche LLC no longer was subject to the NLA requirement.

Prior to withdrawing its registration as a broker-dealer and FINRA member firm on December 13, 2010, LSPD was subject to SEC Rule 15c3-1, as adopted and administered by the SEC. LSPD was required to maintain minimum net capital, as defined, equivalent to the greater of $5,000 or 1/15 of aggregate indebtedness, as defined. As of December 31, 2009, LSPD’s net capital, as defined, was $2.4 million, which exceeded its minimum requirements by $2.4 million. In January 2010, LSPD distributed $2.0 million to its parent in the form of a dividend.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, the Company’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a Company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of December 31, 2010, Tier 1 capital, as defined, was $60.5 million which exceeded the total variable capital requirement by $32.0 million At December 31, 2009, Tier 1 capital, as defined, was $49.6 million which exceeded the total variable capital requirement by $3.2 million. In both April and July 2009, LSPE received approximately $5 million of share capital from its parent.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at December 31, 2010 and December 31, 2009), and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at December 31, 2010 and December 31, 2009) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of December 31, 2010, LSPH’s liquid capital, as defined was $2.9 million, which exceeded its minimum requirements by $2.5 million. As of December 31, 2009, LSPH’s liquid capital, as defined was $0.4 million, which exceeded its minimum requirements by $0.1 million. In January and September 2010 and January and August 2009, LSPH received $0.5 million, $0.5 million, $1 million and $0.6 million, respectively, of share capital from its parent to increase the company’s regulatory capital above the minimum requirement. In July 2010, LSPH received share capital of $2.6 million from its parent to increase LSPH’s regulatory capital.

9.	SHORT-TERM AND LONG-TERM DEBT

The Company does not have any long-term or short-term debt obligations outstanding at December 31, 2010. On February 15, 2010 the Company redeemed of all its remaining outstanding 11% Senior Notes due 2012, in the aggregate principal amount of $189.3 million, at the redemption price of 102.75% plus accrued and unpaid interest. Debt issuance costs, totaling approximately $7.2 million for the 2012 Senior Notes, were amortized over the life of the Senior Notes as an adjustment to interest expense. For the year ended December 31, 2010 and 2009, interest expense related to the Senior Notes totaled $ 9.8 and $21.8 million, respectively, including debt issuance costs.

The Company’s short-term and long-term debt as of December 31, 2009 was follows:

Short-Term Debt

As of December 31, 2009, short-term debt of the Company was comprised of $189.3 million of senior notes, at 11%.

Long-Term Debt

As of December 31, 2009, the Company had no long-term debt.

10.	NYSE GROUP STOCK EXCHANGE TRANSACTION

As of December 31, 2010 and 2009 the Company through its subsidiaries owned 125,000 and 2,183,372 of NYX shares respectively.

The Company has accounted for its investment in NYX as corporate equities at fair value pursuant to ASC 820 at December 31, 2010. At December 31, 2010, the NYSE closing market price for the NYX shares was $29.98 per share as compared to the closing price of NYX shares at December 31, 2009 which was $25.30 per share. The Company sold 2,058,372 shares of NYX during the year ended December 31, 2010 resulting in a gain of $ 4.2 million. For the year ended December 31 2009, the Company’s recognized a pre-tax loss of $6.3 million. The gains/loss on the disposition of the NYX stock is reported in net (loss) gain on trading on the Company’s consolidated statements of operations. On December 31, 2010, the final 2010 quarterly dividend of $0.30 per share was paid to shareholders of record of NYSE Euronext as of the close of business on December 11, 2010. The aggregate dividend payment with respect to the Company’s NYX shares was $1.0 million and $3.5 million for the years ended December 31, 2010 and 2009, respectively.

11.	EARNINGS (LOSS) PER SHARE

The computations of basic and diluted earnings (loss) per common share are set forth below:

	For the Years Ended December 31,
	2010	2009	2008
Numerator for basic and diluted (loss) income per common share – net (loss)	$(62,357)	$(97,820)	$(65,963)
Denominator for basic (loss) income per common share – weighted-average number of common shares outstanding	43,541	54,935	61,418
Dilutive shares:
Restricted stock units	—	—	—

Denominator for diluted (loss) income per common share – weighted-average number of common shares outstanding	43,541	54,935	61,418
Basic net (loss) income per common share:
Continuing operations	$(1.52)	$(0.71)	$(1.45)
Discontinued operations	$0.09	$(1.07)	$0.38

Total operations	$(1.43)	$(1.78)	$(1.07)

Diluted net (loss) income per common share:
Continuing operations	$(1.52)	$(0.71)	$(1.45)
Discontinued operations	$0.09	$(1.07)	$0.38

Total operations	$(1.43)	$(1.78)	$(1.07)

Options to purchase an aggregate of 230,000 and 325,000 shares of common stock were outstanding at December 31, 2010 and 2009, respectively, but were not included in the computation of diluted (loss) income per share because the options’ exercise prices were greater than the market price of the Company’s common stock. For the years ended December 31, 2009 and 2008 275,987 and 508,974 potentially dilutive shares from restricted stock units were not included in the computation of diluted net loss per share because to do so would be anti-dilutive as the Company had net losses. For the year ended December 31, 2010, there were no potentially dilutive shares from restricted stock units. In connection with the merger agreement with Cowen (see Note 21), the 230,000 options to purchase shares outstanding at the time of the merger will be terminated.

On January 29, 2010, the Company commenced a tender offer to purchase up to 15,000,000 shares of its outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and the Company repurchased an aggregate of 8,539,667 shares of common stock at a price of $4.60 per share plus transaction costs, for a total tender price of $39.6 million. Excluding the tender offer transaction, the Company repurchased an aggregate of 2,255,797 shares of its outstanding common stock for the twelve months ended December 31, 2010, for a total price of $9.3 million or an average price of $4.13 per share. For the year ended December 31, 2010 the Company, through the tender offer and purchases in the open market, purchased an aggregate of 10,795,464 shares of its common stock at a total cost of $48.9 million at an average cost of $4.53 per share. Following the tender offer and other repurchases during 2010, the Company had 40,931,997 million shares of common stock outstanding as of December 31, 2010.

George M.L. LaBranche, IV our Chairman, Chief Executive officer and President, tendered 500,000 shares of the 3,701,094 shares he beneficially owned (representing 0. 9% of the outstanding shares) in the tender offer. Other than Mr. Labranche, none of the Company’s directors and executive officers tendered any of their shares in the tender offer. Upon completion of the tender offer, the Company has approximately 42.9 million shares issued and outstanding. Following completion of the tender offer, and other repurchases the Company has approximately $51.1 million in board authorized repurchases remaining under its repurchase program. Due to the pending Merger with Cowen, the Company does not anticipate any further repurchases.

12.	EMPLOYEE EQUITY INCENTIVE PLAN

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

The fair value of the restricted stock awards granted under the Old Plan was determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Similarly, any restricted stock awards to be granted under the new 2010 Plan will be determined by using the closing price of the Company’s common stock on the respective dates on which the awards are granted. Under both the Old Plan and the 2010 Plan, the grant date is determined to be the date the compensation committee of the Board of Directors approved the grant, except in circumstances where the approval by the compensation committee is contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date would be the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Old Plan recognized during the three and twelve months ended December 31, 2010 was approximately $0.0 million and $0.9 million, respectively, compared to approximately $0.8 million and $3.5 million respectively for the same periods in 2009. The only grants of common stock that have been made to date under the 2010 Plan were the automatic grants of 65,743 shares of the Company’s common stock to the Company’s independent directors in June 2010 for attendance of Board and committee meetings in 2009. There was no amortization of compensation costs in the third or fourth quarter of 2010 for these grants because they were not subject to any vesting provisions. During the first and third quarter of 2010, the Company re-evaluated the forfeiture rate used to calculate share based payments due to the departure of personnel who had been granted restricted stock units that had not vested prior to their departure. The change in the forfeiture rate resulted in a benefit net of income taxes of $0.0 million and $1.5 million for the three and twelve months ended December 31, 2010. The tax benefit realized in the Consolidated Statements of Operations for the 2010 Plan was approximately $0.1 million and $0.3 million, respectively for three and twelve months ended December 31, 2010, excluding the amount recorded for the change in the forfeiture rate, compared to $0.3 million and $1.4 million, respectively, for the same periods in 2009.

Unrecognized compensation cost related to the Company’s non-vested stock options and restricted stock unit awards totaled $0.0 million, at fair value, at December 31, 2010, and $1.4 million at December 31, 2009.

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

The total number of shares of the Company’s common stock that can be issued under the 2010 Plan through the 2010 Plan’s termination date cannot exceed 2,000,000 shares. The total number of shares of the Company’s common stock that could have been issued under the Old Plan through the Old Plan’s termination date could not exceed 7,687,500 shares. As of August 24, 2009 (the date the Old Plan terminated), 4,253,595 shares remained available for grant under the Old Plan. Due to the termination of the Old Plan on August 24, 2009, there were no shares available for grant under the Old Plan as of December 31, 2010.

Pursuant to the merger agreement with Cowen (see Note 21), the Company has agreed not to issue any shares under the Employee Equity Incentive Plan.

Restricted Stock Units

At December 31, 2010, there are no RSUs outstanding. Those outstanding as of December 31, 2009 required future service as a condition to the delivery of the underlying shares of common stock on their respective vesting dates. The RSUs were granted under the Company’s Old Plan and vested over varying numbers of years. An employee who received RSUs under the Old Plan or who receives RSUs under the 2010 Plan does not have any ownership rights with respect to the underlying shares until the shares vest pursuant to the terms of the RSU agreement. In all cases, delivery of the underlying shares of common stock is conditioned on the grantees’ satisfying certain requirements outlined in the agreements. Generally, the RSUs become fully vested if the grantee’s employment with the Company terminates by reason of death or disability prior to vesting. The grantee forfeits the unvested portion of the RSUs upon the termination of employment for any reason other than death or disability. When delivering the underlying shares of stock to employees, the Company generally issues new shares of common stock, as opposed to reissuing treasury shares.

The following table provides information about grants of RSUs:

	Number of Shares	Weighted Average Price per Share
RSUs Outstanding as of December 31, 2009	642,345	$4.30
Granted	—	—
Vested	(27,497)	8.99
Forfeited	(124,663)	4.93

RSUs Outstanding as of March 31, 2010	490,185	$3.88

Granted	—	—
Vested	(163,395)	3.88
Forfeited	—	—

RSUs Outstanding as of June 30, 2010	326,790	$3.88

Granted	—	—
Vested	—
Forfeited	(326,790)	3.88

RSUs Outstanding as of September 30, 2010	—	$—

Granted	—	—
Vested	—
Forfeited	—	—

RSUs Outstanding as of December 31, 2010	—	$—

Under ASC 505 and 718, the Company is required to estimate forfeitures of RSUs for purposes of determining the Company’s share-based award expense. As of December 31, 2010, there are no outstanding RSUs and therefore, no shares of common stock remaining can vest. All of the remaining shares that could have vested were forfeited in the third quarter of 2010 due to employee turnover.

Stock Options

As of December 31, 2010, all stock options granted to employees were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Consolidated Statements of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2007	1,165,000	$23.77
Options Forfeited	(175,000)	31.79

Options Outstanding as of December 31, 2008	990,000	22.35
Options Forfeited	(665,000)	16.05

Options Outstanding as of December 31, 2009	325,000	35.23
Options Forfeited	(95,000)	35.79

Options Outstanding as of December 31, 2010	230,000	35.00

Options exercisable as of :
December 31, 2008	990,000	22.35
December 31, 2009	325,000	35.23
December 31, 2010	230,000	35.00

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$31.00 – $40.99	230,000	1.05	$35.00	230,000	$35.00

No options were exercised during the years ended December 31, 2010 and 2009. The options are due to expire beginning January 17, 2012.

Senior Executive Bonus Plan

The Senior Executive Bonus Plan, adopted in May 2010, replaced the Company’s Senior Executive Bonus Plan that was adopted in May 2003. Both Senior Executive Bonus Plans were intended to provide for the payment to the Company’s Chief Executive Officer and next four most highly compensated executive officers of bonuses which are exempt from the $1.0 million deduction limitation imposed by Section 162(m) of the Internal Revenue Code of 1986, as amended. Bonuses are payable in cash and/or equity-based awards under the Company’s Equity Incentive Plan. For the years ended December 31, 2010, 2009 and 2008, cash bonuses totaling approximately $0, $0 and $7.4 million, respectively, were paid under the Senior Executive Bonus Plans, and in 2010 and 2009, the Company paid an aggregate of $0.3 million and $0.3 million to two participants under the Senior Executive Bonus Plans outside the terms of those plans, and such amounts are included in employee compensation and related benefits in the Company’s consolidated statements of operations.

13.	RETIREMENT PLAN

The Company has a defined contribution retirement plan (the “Retirement Plan”) that is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

All employees are eligible to participate in the Retirement Plan after they have completed three months of service. Participants are entitled to contribute voluntarily in an amount equal to not less than 1% and not more than 60% of their annual pre-tax compensation, up to the maximum amount permitted under

Internal Revenue Service (“IRS”) regulations for the applicable Retirement Plan year. The Company, acting in its sole discretion, can declare and make employer matching contributions and additional voluntary contributions for all eligible employees who have completed one year of service, and/or have been credited with 1,000 hours of service. During the years ended December 31, 2010, 2009 and 2008, the Company contributed approximately $0.1 million, $0.5 million and $0.5 million, respectively, as employer matching contributions to the Retirement Plan, and such amounts are included in employee compensation and related benefits in the Company’s consolidated statements of operations.

Pursuant to the merger agreement, the Company has agreed to terminate the Retirement Plan in concert with the merger plan with Cowen (see Note 21).

14.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Substantially all the Company’s assets and liabilities are carried at fair value or contracted amounts, which approximate fair value. The fair value of fixed rate debt, in millions, is as follows:

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
2012 Senior Notes	$—	$—	$189.3	$182.8

The fair value of the 2012 Senior Notes was determined based upon market values as of December 31, 2009. For 2009, the fair value of the fixed rate note was determined using current market rates to discount cash flows. On February 15, 2010, the Company redeemed all of its 2012 senior note for 102.75% plus accrued and unpaid interest.

15.	BUSINESS SEGMENTS

Segment information is presented in accordance with ASC 280, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Market-Making segment operates as a market-maker in equities, options and ETFs on several exchanges. The Market-Making segment currently includes the operations of the subsidiaries of LSH (the LSP division of LCAP (formerly LSP operations), LSPE, LSPH and LSPD). Due to the sale of the DMM operations of LaBranche & Co LLC on January 22, 2010, the Market Making segment excludes the operations of the DMM, and includes only the net earnings from continuing operations. In addition, for comparative purposes, the market making segment is reported with LaBranche & Co LLC’s DMM operations in a supplemental schedule in the Results of Operations section of the MD&A.

The Company’s Institutional Brokerage segment provided mainly securities execution and brokerage services to institutional investors and professional traders, and through 2010 included the operations of the LFS division of LCAP (formerly LFS operations) and the leveraged loan operations of the Holding Company. LFS was a market-maker in over-the-counter, bulletin and pink sheet securities serving as a liquidity provider in those securities through August of 2010. LFS ceased trading leveraged loan and fixed income trading products in July 2010, but continues to maintain certain positions following the departure of its market making staff. The leveraged loan sales and fixed income trading group operated for a period of 15 months beginning March of 2009 through July of 2010.

Although the Company merged LSP and LFS to form LCAP, these former separate entities operate as separate divisions within LCAP and represented two different segments for reporting purposes. The LFS division of LCAP is in the process of winding down and terminating its business activities in the first quarter of 2011. Following termination of this business, the Company will no longer have a separate Institutional Brokerage segment.

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

	For the Years Ended December 31,
	2010	2009 (1)	2008 (1)
Market-Making Segment:
Total revenues, net of interest expense	$18,695	$25,310	$48,952
Operating expenses	37,462	55,419	135,604
Depreciation and amortization	144	199	300

Loss before taxes	$(18,911)	$(30,308)	$(86,952)

Segment assets	$1,259,035	$3,473,725	$3,486,300
Institutional Brokerage Segment:
Total revenues, net of interest expense	$13,977	$30,544	$10,057
Operating expenses	20,146	36,593	28,558
Depreciation and amortization	12	12	58

Loss before taxes	$(6,181)	$(6,061)	$(18,559)

Segment assets	$10,457	$89,917	$45,650
Other:
Total revenues, net of interest expense	$(4,223)	$(22,022)	$(31,655)
Operating expenses	7,071	6,011	7,575
Early extinguishment of debt	7,192	(762)	5,395
Depreciation and amortization	1,769	3,788	3,266

Loss before taxes	$(20,255)	$(31,059)	$(47,891)

Segment assets	$23,271	$138,190	$199,665
Total:
Total revenues, net of interest expense	$28,449	$33,832	$27,353
Operating expenses	64,679	98,023	171,737
Early extinguishment of debt	7,192	(762)	5,395
Depreciation and amortization	1,925	3,999	3,624

Loss before taxes	$(45,347)	$(67,428)	$(153,403)

Assets	$1,292,763	$3,701,832	$3,731,615

(1)	Certain of the Company’s December 31, 2009 and 2008 balances have been adjusted to conform to the presentation in the current period.

16.	FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT AND OFF-BALANCE SHEET RISK

As market-makers on the NYSE Amex Exchange, NYSE Arca Exchange, NYBOT, ISE and other exchanges, LCAP and LSPE are engaged in various securities trading and lending activities. In connection with their market making activities, LCAP and LSPE assume positions in stocks for which they are responsible. LCAP, and LSPE are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions, and they are also exposed to market risk associated with the sale of securities sold but not yet purchased, which can be directly impacted by volatile trading on the exchanges on which they conduct their businesses. Additionally, in the event of nonperformance and unfavorable market price movements, LCAP and LSPE may be required to purchase or sell financial instruments, which may result in a loss.

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

In addition, the LFS division of LCAP, through the normal course of business, has entered into various securities transactions as agent. The execution, settlement and financing of those transactions can and has resulted in off-balance sheet risk and concentration of credit risk. LCAP’s institutional brokerage activities involve settlement and financing of various customer securities transactions on a cash or margin basis. These activities at times may have exposed LCAP (or the LFS former broker-dealer) to off-balance sheet risk in the event the customer or other broker is unable to fulfill its contractual obligations and LCAP has to purchase or sell securities at a loss. For margin transactions, LCAP may be exposed to significant off-balance sheet risk in the event margin requirements are not sufficient to fully cover losses that customers may incur in their accounts.

LCAP and former LFS sought to control the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. LCAP and the former LFS entity monitored margin levels daily and pursuant to such guidelines, required customers to deposit additional collateral or reduce positions when necessary.

LCAP is engaged in various brokerage activities in which its counterparties primarily include broker-dealers, banks and other financial institutions. LCAP may be exposed to the risk of default, which depends on the creditworthiness of the counterparty. It is LCAP’s policy to review, as necessary, the credit standing of each counterparty with which it conducts business.

LCAP uses derivative financial instruments, including exchange-traded options, ETF’s and domestic and foreign futures contracts, for trading purposes and to financially hedge other positions or transactions as part of their market-making businesses and overall risk management process. These financial instruments subject LCAP to varying degrees of market, credit and foreign exchange risk. LCAP records their derivative trading activities at market value, with corresponding gains or losses recorded in “Net gain on trading.” Gains or losses from foreign currency transactions are also recorded in “Net gain on trading.” In order to minimize risk, management continually monitors positions, gain and loss, volatility and other standard risk measures on a real-time basis and communicates its risk tolerance to LCAP’s traders.

17.	COMMITMENTS AND CONTINGENCIES

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

On or about March 31, 2010, CalPERS and the NYSE submitted a stipulation of settlement to the Court, not involving any money payment by the NYSE to CalPERS. On April 2, 2010 the Court approved this settlement, and, on April 6, 2010, the Court entered a final judgment dismissing CalPERS’s claims against the NYSE with prejudice.

Discovery is ongoing.

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

On May 4, 2010, FINRA entered into an agreement to assume responsibility for the surveillance and enforcement functions of NYSE Euronext, including those of NYSE Amex and NYSE Arca, and FINRA replaced NYSE Regulation, Inc. as the Complainant in the proceeding against LSP and its former trader.

On July 27, 2010, the Respondents filed a Joint Answer with NYSE Amex and NYSE Arca, denying all allegations and asserting defenses.

On February 4, 2011, NYSE Arca filed a Notice of Discontinuance with respect its action against LSP and its former trader, and NYSE Amex continued the proceeding.

Also on February 4, 2011, NYSE Amex filed an Amended Charge Memorandum against LSP and its former trader. The Amended Charge Memorandum withdrew the previous charge under Regulation X. On March 4, 2011, the Respondents filed a Joint Answer to the Amended Charge Memorandum, denying all allegations and asserting defenses.

Cowen Litigation. On or about February 22 and 24, 2011, two purported class actions were filed in the United States Supreme Court, County of New York, allegedly on behalf of all owners of shares of the Company’s common stock. Plaintiffs in both actions challenge a stock-for-stock merger agreement entered into by the Company and Cowen Group, Inc. (“Cowen”), pursuant to which holders of shares of LaBranche common stock will receive 0.9980 of a share of Cowen Class A common stock per share of LaBranche common stock if the Company’s stockholders approve the merger and the merger is consummated. The actions allege that the Company’s directors, Michael LaBranche, Alfred O. Hayward, Jr., Katherine Elizabeth Dietze, Donald E. Kiernan and Stuart M. Robbins, breached their fiduciary duties of care and loyalty in approving the merger agreement and that they “failed to properly value LaBranche,” “failed to take steps to maximize the value of LaBranche to its public shareholders,” “took steps to avoid competitive bidding,” “agreed to terms in the Merger Agreement and other terms that favor Cowen and deter alternative bids,” and “ignored or did not protect against the numerous conflicts of interest resulting from the directors’ own interrelationships or connection with the Proposed Transaction.” The actions also allege that the Company, Cowen and Louisiana Merger Sub, Inc., a wholly-owned subsidiary of Cowen created to effectuate the proposed transaction, aided and abetted the alleged breaches of fiduciary duty. Plaintiffs allege that they seek an order enjoining the merger or rescinding and setting it aside, money damages, the costs of the actions, including attorneys’ fees, and such other relief as the Court deems just and proper. The defendants have not yet responded to the complaints in the actions.

The Company believes that the claims asserted against it in these proceedings are without merit, and denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of this proceeding. The Company therefore is unable to estimate the amount or potential range of any loss that may arise out of this proceeding. The range of possible resolutions could include a determination and judgment against the Company or a settlement that could require a substantial payment by the Company that could have a material adverse effect on its financial condition, results of operations and cash flows.

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

Years Ending December 31,	in 000’s
2011	$4,217
2012	2,145
2013	1,930
2014	1,933
2015	1,752
Thereafter	2,044

Total	$14,021

Due to the pending merger of The Company with the Cowen Group, it is possible that the Company may need to vacate their current premises. Should that occur, the Company would be responsible for making certain alterations to the property to restore it to it’s original form under the terms of the lease. At present, the cost for this restoration is not estimatable. Rent expense of $2.5 million, $1.9 million and $1.8 million for the years ended 2010, 2009 and 2008 respectively, is included in occupancy expense in the accompanying consolidated statements of operations.

The Holding Company also has provided, and may in the future provide, in the ordinary course of business, unsecured guarantees to guarantee the payment obligations of certain of its trading subsidiaries and under certain leases. LCAP has a letter of credit in the amount of $1.0 million which is collateralized by $1.1 million of U.S. Treasury Bills.

18.	STOCKHOLDERS’ EQUITY

In July 2009, the Company’s board of directors had increased a previously authorized share repurchase program to repurchase shares of the Company’s common stock from $40 million to $65 million. Approximately $41.6 million of the Company’s common stock had been repurchased under this repurchase plan as of January 22, 2010, at which time the Company’s Board of Directors authorized the increase of the share repurchase program by $76.6 million to a total of $141.6 million. This increase left the Company with $100 million of common stock to be repurchased under the Board-authorized share repurchase program. On January 29, 2010, The Company commenced a tender offer to purchase up to 15,000,000 shares of its outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and the Company repurchased an aggregate of 8,539,667 shares of common stock, at a price of $4.60 per share plus transactions costs, for a total tender price of $39.6 million. For the years ended December 31, 2010 and 2009, the Company repurchased 10,795,464 which include those repurchased through the tender offer and 7,111,662 shares at a cost of approximately $48.9 million and $25.2 million, respectively. The average cost per repurchased share was $4.53 and $3.54 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 the Company has $51.1 million of common stock remaining that may be repurchased under the Board-authorized share repurchase program. Due to the pending Merger with Cowen, the Company does not anticipate any further repurchases.

19.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted ASC 820, which defines fair value, and expands disclosures about fair value measurements. ASC 820 applies only to fair value measurements already required or permitted by other accounting standards and does not impose requirements for additional fair value measures. Our adoption of ASC 820 did not have a material impact on our financial condition or results of operations.

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Our financial instruments owned and financial instruments sold, but not yet purchased are recorded at fair value on a recurring basis.

We may be required to record at fair value other assets or liabilities on a non-recurring basis, such as our trade name and goodwill. These non-recurring fair value adjustments involve the application of fair value measurements in assessing whether these and other nonfinancial assets or nonfinancial liabilities are impaired (see Note 6).

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

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the dates presented (000’s omitted):

December 31, 2010

	Level 1	Level 2	Level 3	Netting and Collateral	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities, not readily marketable	$—	$3,082	$—	$—	$3,082
Corporate equities					—
Mining	47,340	—	—	—	47,340
Retail	37,301	—	—	—	37,301
Oil & Gas exploration & refining	28,564	—	—	—	28,564
Other	197,482	21	—	—	197,503
Government and corporate bonds
US Government & municipal	8,613	—	—	—	8,613
Foreign	8,162	—	—	—	8,162
Other	7,030	—	—	—	7,030
Derivative contracts
Foreign Currency	—	113,793	—	(101,872)	11,921
Other	193,479	—	—	—	193,479
Exchange-traded funds	470,121	2	—	—	470,123
Leveraged loans	796	—	—	—	796
Investment partnerships	—	—	—	—	—

Total financial instruments owned	998,888	116,898	—	(101,872)	1,013,914
US treasuries	1,000				1,000
Cash and securities segregated under federal regulations	1,727	—	—	—	1,727

Total assets, at fair value	$1,001,615	$116,898	$—	$(101,872)	$1,016,641

LIABILITIES:
Government and corporate bonds
US government & municipal	$5,537	$—	$—	$—	$5,537
Foreign	6,772	—	—	—	6,772
Oil & Gas exploration & refining	3,696	—	—	—	3,696
Financial services	3,577	—	—	—	3,577
Other	14,386	—	—	—	14,386
Corporate equities					—
Mining	15,157	—	—	—	15,157
Oil & Gas exploration & refining	122,038	—	—	—	122,038
Other	215,047	2	—	—	215,049
Derivative contracts					—
Foreign Currency	—	141,638	—	(141,638)	—
Other	128,379	—	—	—	128,379
Exchange-traded funds	303,191	—	—	—	303,191

Total financial instruments sold, not yet purchased, at fair value	$817,779	$141,640	$—	$(141,638)	$817,781

December 31, 2009

(audited)

	Level 1	Level 2	Level 3	Netting and Collateral	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities	$1,568,968	$104	$—	$(33,041)	$1,536,031
Government and corporate bonds	11,404	501	—	—	11,905
Derivative contracts	576,453	—	—	(27,004)	549,449
Exchange-traded funds	1,217,639	—	—	—	1,217,639
Leveraged loans	—	1,443	—	—	1,443
Investment partnerships	—	2,226	—	—	2,226

Total financial instruments owned	3,374,464	4,274	—	(60,045)	3,318,693
Government obligations	21,006	—	—		21,006
Cash and securities segregated under federal regulations	1,727	—	—		1,727

Total assets, at fair value	$3,397,197	$4,274	$—	$(60,045)	$3,341,426

LIABILITIES:
Government and corporate bonds	$135,691	$722	$—	$—	$136,413
Corporate equities	1,227,655	—	—	(30,284)	1,197,371
Derivative contracts	712,926	—	—	(48,047)	664,879
Exchange-traded funds	491,208	—	—	—	491,208

Total financial instruments sold, not yet purchased, at fair value	$2,567,480	$722	$—	$(78,331)	$2,489,871

For positions with the same counterparty that cross over levels of the Fair Value hierarchy, both counterparty netting and cash collateral netting are included in the column titles “Netting and Collateral” For contracts with the same counterparty, counterparty netting among positions classified within the same level is included within that level.

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

For investment partnerships holding securities actively traded, fair value was based on the net asset value and included in Level 2.

The following table represents the Company’s level 3 assets (000’s omitted):

December 31, 2010
Beginning balance, January 1, 2010	$—
Transfers into level 3 (1)	150
Sales proceeeds	(616)
Total gains or losses (realized/unrealized), included in earnings	466

Ending balance, December 31, 2010	—

(1)	Transferred from level 2 to level 3 because of lack of observable market data due to little market activity for this security. Position closed in Third Quarter 2010.

The Company has elected to offset fair value amounts recognized for cash collateral receivables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At December 31, 2010 and December 31, 2009, the Company offset cash collateral receivables of $39.8 million and $18.2 million, respectively, against its net derivatives.

Derivatives Trading Activities

The following table (000’s omitted) sets forth by major product type the firm’s gains/(losses) related to derivatives trading activities for the year ended December 31, 2010 in accordance with ASC 815. These gains/ (losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. The gains/ (losses) set forth below are included in “Net gain on trading” in the consolidated statements of operations.

	Year Ended December 31,
Type of Instrument	2010	2009 (1)
Options	$67,129	$113,479
Forwards	(32,872)	2,757
Futures	(15,759)	(58,444)

Total	$18,498	$57,792

(1)	Certain of the Company’s December 31, 2009 balances have been adjusted to conform to the presentation in the current period.

The Company enters into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter options that derive their value from underlying assets indices, reference rates or a combination of these factors. Derivative transactions are entered into for trading purposes.

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

Our traders purchase and sell futures, options, the stocks underlying certain ETF and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options and ETFs market making activities, are responsible for monitoring these risks. Furthermore, our aggregate risk in connection with our options and ETFs trading and related hedging and risk mitigation trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored.

20.	Discontinued Operations

On January 22, 2010, LaBranche & Co, LLC sold its DMM operations on the NYSE for $25 million plus $7.0 million for the value of its DMM inventory positions as of the closing date of the transaction. The assets sold included the Company’s stock listing rights, its DMM inventory positions at the date of sale and a portion of their fixed assets related to computer equipment and software development. At December 31, 2009, the assets and liabilities related to the sale were included on the consolidated statement of financial condition in held for sale. After the sale, LaBranche & Co. LLC retained all cash and other non-DMM assets, including its shares of NYSE Euronext, Inc. stock (the “NYX shares”). As a result of this sale, LaBranche & Co LLC recognized a non-cash impairment charge related to its intangibles of $87.6 million related to the DMM business. As a result of this impairment at December 31, 2009, the Company did not recognize and gain or loss on the disposition of the DMM operations in 2010. The operating results of the DMM business which was formerly included in the Market-making segment is summarized as follows 000’s omitted:

	For the Years Ended December 31,
	2010 (1)	2009	2008
Revenues, net of interest expense	$1,777	$40,468	$77,570
Total expenses	2,129	109,000	38,547

Income (loss) before provision for income taxes	(352)	(68,532)	39,023
Provision (benefit) for income taxes	(4,019)	(9,535)	15,569

Income from discontinued operations	$3,667	$(58,997)	$23,454

(1)	2010 revenues through January 22, 2010 only.

21.	SUBSEQUENT EVENTS

In January 2011, the Company committed to a plan to wind down the activities of the former LFS institutional brokerage business which has been conducted as the LFS division of LCAP following the merger of LFS with LSP on November 30, 2010. The Company’s plan is to terminate its institutional execution group and its professional trading group in the first quarter of 2011.

On January 28, 2011 the Company formally liquidated LaBranche & Co BV, their subsidiary in the Netherlands, which had been inactive since 2007.

On February 16, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cowen Group, Inc., a Delaware corporation (“Cowen”) and Louisiana Merger Sub, Inc. (“Merger Sub”), a Delaware corporation and a direct wholly owned subsidiary of Cowen, pursuant to which, subject to the satisfaction or waiver of the conditions therein, Merger Sub will merge with and into us (the “Merger”), with our company continuing as the surviving corporation and a direct wholly owned subsidiary of Cowen (the “Surviving Company”). Immediately following the consummation of the Merger, Cowen shall cause the Surviving Company to be merged with and into a direct wholly owned Delaware limited liability company (the “LLC”) with the LLC surviving such merger (the “Second Step Merger”).

In the Merger, each outstanding share of our common stock, other than shares held in treasury, will be converted into the right to receive 0.998 (the “Merger Consideration”) fully paid and nonassessable shares of Class A common stock of Cowen. Pursuant to the terms of the Merger Agreement, each holder of our common stock who would otherwise be entitled to a fraction of a share of Cowen common stock in the Merger (after aggregating all fractional shares of Cowen common stock to be received by such holder in the Merger) shall receive from Cowen an amount of cash (rounded to the nearest whole cent) equal to the product of such fraction multiplied by $4.72, the closing share price of Cowen’s common stock on the date of the Merger Agreement. Upon the effective time of the Merger, each outstanding stock option to purchase our common stock, whether or not then exercisable or vested, will be cancelled for no consideration.

The transactions contemplated by the Merger Agreement are intended to qualify as a tax-free reorganization for U.S. federal income tax purposes, so that none of we, Merger Sub or Cowen, or our stockholders generally will recognize any gain or loss in the transaction.

In connection with the execution of the Merger Agreement, Cowen entered into employment agreements with each of George M.L. LaBranche, IV, our chairman, chief executive officer and president, and William J. Burke, III, our chief operating officer, in each case effective upon the closing of the transactions contemplated by the Merger Agreement.

In connection with the execution of the Merger Agreement, certain of our executive officers entered into a Voting Agreement, dated as of February 16, 2011, with Cowen pursuant to which they each agreed, among other things, to vote the shares of our common stock held by them (representing, in the aggregate, approximately 12.5% of the outstanding shares of our common stock) in favor of the Merger and against any other proposal or offer to acquire our Company.

In connection with the execution of the Merger Agreement, we also entered into a Voting Agreement, dated as of February 16, 2011, with RCG Holdings LLC pursuant to which RCG Holdings LLC agreed, among other things, to vote all of its shares of Cowen common stock (representing approximately 44.5% of the outstanding shares of Cowen common stock as of February 16, 2011) in favor of the issuance of shares of Cowen common stock in connection with the merger.

Schedule 1.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted, except share data)

	December 31,
	2010	2009 (1)
ASSETS
Cash and cash equivalents	$47,539	$119,558
Financial instruments owned, at fair value	4,244	3,669
Investment in subsidiaries, at equity value	178,987	341,993
Other assets	21,416	121,709

Total assets	$252,186	$586,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest payable	$—	$2,661
Accrued compensation	545	959
Accounts payable and other accrued expenses	1,210	55,078
Other liabilities	2,587	12,945
Income and deferred taxes payable	39,980	4,703
Short term debt	—	189,323

Total liabilities	44,322	265,669
Total stockholders’ equity	207,864	321,260

Total liabilities and stockholders’ equity	$252,186	$586,929

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF OPERATIONS

(000’s omitted)

	For the Years Ended December 31,
	2010	2009	2008
REVENUES:
Equity in earnings (losses) from investment in subsidiaries	$(20,962)	$(82,361)	$(39,165)
Investment income	900	4,830	3,350

Total revenue	(20,062)	(77,531)	(35,815)
Interest expense	2,639	21,838	31,521

Total revenues, net of interest expense	(22,701)	(99,369)	(67,336)
EXPENSES:
Employee compensation and related benefits	2,526	4,264	5,366
Other	15,176	9,679	14,407

Total expenses	17,702	13,943	19,773

Loss before income tax provision (benefit)	(40,403)	(113,312)	(87,109)
INCOME TAX PROVISION (BENEFIT )	21,954	(15,492)	(21,146)

Net (loss) income	$(62,357)	$(97,820)	$(65,963)

See accompanying notes to condensed financial statements.

LaBRANCHE & CO INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

(000’s omitted)

	For the Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(62,357)	$(97,820)	$(65,963)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:	—
Depreciation and amortization of intangibles	1,779	3,999	3,266
Amortization of bond discount and debt issuance costs	2,058
Amortization of debt issuance costs and bond discount	5,228	869	3,587
Share-based compensation expense	(436)	(385)	(373)
Equity in earnings (losses) from investment in subsidiaries	29,582	82,378	39,165
Deferred tax (benefit) expense	16,244	(10,208)	2,184
Tax benefit from subsidiary losses	(8,328)	(15,492)	(19,951)
Changes in operating assets and liabilities:
Receivable from Customers	42,790	(42,790)
Financial instruments owned, at fair value	(574)	(1,566)	(2,104)
Due from Subsidiaries	36,596
Other assets	5,778	(24,657)	27,008
Accounts payable and other accrued expenses	(6,391)	(14,293)	(7,796)
Due to subsidiaries	18
Payable to customers	(43,480)	43,480
Other liabilities	(10,397)	105	668
Taxes payable	31,476	18,736	21,410

Net cash (used in) provided by operating activities	39,586	(57,644)	1,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for office equipment and leasehold improvements	(139)	780	(2,496)
Return of capital from subsidiary	132,000	45,450	210,000
Payment for investment in subsidiary		—	(35,000)

Net cash provided by investing activities	131,861	46,230	172,504

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of subordinated debt and promissory notes	(189,323)	(10,000)	(260,488)
Purchase of treasury stock	(48,915)	(25,200)	(16,369)
Premium on early extinguishment of debt	(5,228)

Net cash used in financing activities	(243,466)	(35,200)	(276,857)

Decrease in cash and cash equivalents	(72,019)	(46,614)	(103,252)
CASH AND CASH EQUIVALENTS, beginning of year	119,558	166,172	269,424

CASH AND CASH EQUIVALENTS, end of year	$47,539	$119,558	$166,172

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE YEAR FOR:
Income taxes	$184	$6,181	$3,597
Interest	$5,206	$21,244	$33,288

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

Certain of the Company’s December 31, 2009 and 2008 balances have been reclassified to conform to the presentation in the current period in order reflect the Company’s sale of the DMM business. This reclassification reflects a critical component of the Company’s DMM and market-making activities. None of these 2009 and 2008 reclassifications affects the Company’s net income applicable to common stockholders, as reported on previous 2009 and 2008 results.

3.	TRANSACTIONS WITH SUBSIDIARIES

LaBranche & Co Inc. has transactions with its consolidated subsidiaries determined on an agreed-upon basis.

LaBranche & Co Inc. received cash dividends from its consolidated subsidiaries totaling $132.0 million, $45.4 million and $210.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.