Form 10-K/A
period 2010-12-31
LABRANCHE & CO INC
filed 2011-04-29
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2010.

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

The number of shares of Common Stock outstanding as of March 15, 2011 was 40,931,997.

DOCUMENTS INCORPORATED BY REFERENCE

None.

	Explanatory Note	3
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item 13.	Certain Relationships and Related Transactions, and Director Independence	30
Item 14.	Principal Accountant Fees and Services	31

Part IV

Item 15.	Exhibits, Financial Statement Schedules	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE

LaBranche & Co Inc. (“we,” “us” or “our”) is filing this Amendment No. 1 on Form 10–K/A (this “Amendment”) to its Annual Report on Form 10–K for the fiscal year ended December 31, 2010 (the “Original Filing” or “Form 10–K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2011 solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10–K that was previously omitted from the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC. This Amendment consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers are as follows:

Name	Age	Position
Michael LaBranche	55	Chairman, Chief Executive Officer and President
Alfred O. Hayward, Jr.	63	Director and Executive Vice President; Chief Executive Officer of LaBranche & Co. LLC
Katherine Elizabeth Dietze	53	Director
Donald E. Kiernan	70	Director
Stuart M. Robbins	67	Director
William J. Burke, III	55	Chief Operating Officer
Jeffrey A. McCutcheon	46	Senior Vice President and Chief Financial Officer
Stephen H. Gray	41	General Counsel and Corporate Secretary

Michael LaBranche has been our Chairman, Chief Executive Officer and President since our initial public offering in August 1999, and has served as the Chief Executive Officer of LaBranche Capital, LLC since October 2009. Mr. LaBranche joined us and became a specialist at LaBranche & Co. LLC in 1977, and became the president of LaBranche & Co. LLC in August 1999.

Our Board believes that Mr. LaBranche’s more than 30 years experience in our Company, the financial services industry, and the market-making industry that forms the substantial majority of our operational activities, provides an enormous asset to the Board and our Company. Our Board also believes that Mr. LaBranche’s vision and leadership have been instrumental in the performance of our organization, and that Mr. LaBranche has contributed effectively to the Board and our Company during the challenging economic and market conditions our Company has faced in recent years.

Alfred O. Hayward, Jr. has been our Executive Vice President and a member of our Board of Directors since our initial public offering in August 1999. In November 2003, Mr. Hayward became Chief Executive Officer of our LaBranche & Co. LLC subsidiary. Mr. Hayward was a specialist with LaBranche & Co. LLC from 1983 to 2005 and has served as a member of the Management Committee of LaBranche & Co. LLC since 1994. He currently sits on the NYSE Arbitration Panel and is involved with NYSE education programs. Mr. Hayward currently serves as Secretary/Treasurer of the Buttonwood Foundation and has also served as the Chairman of the NYSE’s Allocation Committee.

Our Board values Mr. Hayward’s knowledge of our entire organization, our product lines, the regulatory environment in which we operate, his more than 40 years of experience, his relationships in the financial services industry and the perspective he provides our Board as a long-time member of our management.

Katherine Elizabeth Dietze has been a member of our board of directors since January 2007. Ms. Dietze spent over 20 years in the financial services industry prior to her retirement in 2005. From 2003 to 2005, Ms. Dietze was Global Chief Operating Officer for the Investment Banking Division of Credit Suisse First Boston. From 1996 to 2003, she was a Managing Director in Credit Suisse First Boston’s Telecommunications Group. Prior to that, Ms. Dietze was a Managing Director and Co-Head of the Telecommunications Group in Salomon Brothers Inc’s Investment Banking Division. Ms. Dietze began her career at Merrill Lynch Money Markets after which she moved to Salomon Brothers Inc to work on money market products and later became a member of the Investment Banking Division. Ms. Dietze is a member of the board of directors and chairs the compensation committee of Matthews International Corporation, a designer, manufacturer and marketer of memorialization products and brand solutions. Ms. Dietze is also a member of the board of trustees of Liberty Property Trust, a self-administered and self-managed Maryland real estate investment trust, which provides leasing, property management, development, acquisition, and other tenant-related services for a portfolio of industrial and office properties.

Our Board believes that Ms. Dietze’s experience in the financial services industry and her perspective as a female director brings a wealth of diverse and informed decision-making skills to the Board and our Company, particularly concerning trading, investment banking, financial reporting and internal control issues. Our Board values Ms. Dietze’s service as Chair of our Audit Committee, and, as one of two financial experts on our Audit Committee. Since Ms. Dietze is a director who lives in New York, our Board also values her visits to our Company and meetings with our management and our independent registered public accounting firm to discuss financial and internal control issues of interest to her as our Chair of the Audit Committee.

Donald E. Kiernan has been a member of our Board of Directors since March 2003. Mr. Kiernan was Senior Executive Vice President and Chief Financial Officer of SBC Communications Inc. from October 1993 until his retirement in August 2001. From 1990 to October 1993, he served as Vice President of Finance for SBC Communications Inc. Mr. Kiernan is a Certified Public Accountant and was an accountant and partner of Arthur Young & Company and its successor firm, Ernst & Young LLP for more than 20 years. Mr. Kiernan currently serves on the board of directors Health Management Associates, Inc., and has served in the past on the boards of directors and chaired the audit committees of MoneyGram International, Inc. and Seagate Technology.

Our Board believes that Mr. Kiernan’s experience of over 30 years as the Chief Financial Officer and Vice President of Finance of a large public company, as partner of a large accounting firm, and as a member of boards and chairman of audit committees of other public companies provides our Board and company substantial business, financial experience and expertise. Our Board values Mr. Kiernan’s services as Lead Director, including the collegial but independent manner with which he performs his duties as Lead Director, his services as Chair of our Nominating & Corporate Governance Committee, his service as one of two financial experts on our Audit Committee, and his institutional knowledge and experience as the Board’s longest serving independent Director.

Stuart M. Robbins has been a member of our Board of Directors since January 2007. Mr. Robbins spent 33 years in the investment banking industry prior to his retirement in 2000. From 1994 to 2000, Mr. Robbins served as Managing Director of Global Equities and as a member of the Board of Directors of Donaldson, Lufkin & Jenrette. From 1987 to 1994, he was Managing Director and Director of Research for DLJ. While at DLJ, he was also Chair of DLJ International (Equities), Chair of Autranet and a member of DLJ’s Executive Committee. Mr. Robbins also represented DLJ, as a Director of First Call, one of Wall Street’s leading information providers. Since 2000, Mr. Robbins has participated in various business, consulting and charitable activities, including services as Chair of the Board of Directors of SoundView Technology Group, an independent research provider specializing in technology research, from 2002 to 2004, leading up to its merger with Charles Schwab. Mr. Robbins also served as a Director of Archipelago Holdings, a leading electronic securities exchange, from its initial public offering through its merger with the New York Stock Exchange in March 2006. Mr. Robbins also currently serves as a member of the board and executive committee of the Blanchette Rockefeller Neurosciences Institute, a non-profit institute dedicated to the study of both memory and memory disorders. Before 1987, Mr. Robbins was a research analyst and retail industry specialist and was designated an Institutional Investor All Star analyst for 10 consecutive years.

Our Board believes that Mr. Robbins brings significant trading and management experience in the financial services industry to his role as an independent director of our Board. Mr. Robbins’ supervision of DLJ’s equity trading desk and research department provides our Board the benefit of his experience at DLJ and his understanding of our institutional brokerage business, trading strategies and risk management issues. Mr. Robbins’ service on the boards of DLJ, Soundview and Archipelago, and his services on the board and executive committee of the Blanchette Rockefeller Neurosciences Institute, provides our Board his additional useful knowledge and perspective concerning our business and governance. Our Board also values Mr. Robbins’ service as Chair of our Compensation Committee, and the manner in which he has used his knowledge and experience in our industry in guiding the Compensation Committee’s decision-making.

William J. Burke, III has been our Chief Operating Officer since April 2006 and became the Chief Executive Officer of our LaBranche Financial Services, LLC subsidiary in February 2010. From January 2003 to April 2006, Mr. Burke served as the Chief Executive Officer of our LaBranche Financial Services, Inc. subsidiary and served as our Corporate Secretary from August 1999 to April 2006. Mr. Burke also served as the director of business development and director of risk management of our LaBranche & Co. LLC subsidiary from October 1999 to January 2003. From 1991 to 1996, Mr. Burke was the managing partner of W.J. Burke & Co. LLC, a registered market-maker on the NYSE, and was a sole-proprietor specialist on the NYSE from 1989 to 1991. Prior to 1989, Mr. Burke was a vice president of Salomon Brothers. Mr. Burke is a director of the Kenyon Review, a journal of culture and literature.

Jeffrey A. McCutcheon has been our Senior Vice President and Chief Financial Officer since April 2006. Mr. McCutcheon served as LaBranche’s Director of Taxes and Special Projects from September 2002 to January 2005. He has been the chairman of the Company’s Sarbanes-Oxley Act steering committee since January 2003. From May 1995 to January 2002, Mr. McCutcheon was the General Manager of Taxation and a consultant at DaimlerChrysler N.A., and from April 1992 to May 1995, he was a Financial Reporting Manager at Mercedes-Benz USA. From 1986 to April 1992, Mr. McCutcheon was an auditor with the public accounting firm Crowe Horwath, LLP. Mr. McCutcheon is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants, the Wall Street Tax Association and the Financial Executives International.

Stephen H. Gray has been our General Counsel since May 2004 and has been our Corporate Secretary since April 2006. From May 2004 to April 2006, Mr. Gray was our Assistant Corporate Secretary. From June 1998 to May 2004, Mr. Gray was a corporate and securities attorney at the law firm Fulbright & Jaworski L.L.P. in New York, New York, specializing in securities offerings, mergers and acquisitions and general corporate reporting for public and private companies, including LaBranche & Co Inc. since April 2000. From January 1996 to June 1998, he was a corporate and securities attorney at the law firm Brock, Silverstein & McAuliffe, LLC, in New York, New York.

There are no family relationships among any of our directors and executive officers.

Board of Directors

Our Board of Directors currently consists of five members. Our Board has determined, upon recommendation from our Nominating & Corporate Governance Committee, that three of our directors, Katherine Elizabeth Dietze, Donald E. Kiernan and Stuart M. Robbins have no direct or indirect material relationship with us other than in their capacity as directors, and thus are “non-management” and “independent” directors in accordance with NYSE rules and under the SEC’s audit committee independence standards. Three of our five directors, therefore, are “non-management” or “independent” directors within the meaning of the listing standards of the NYSE and applicable SEC rules governing the composition and responsibilities of audit committees. In making these determinations, the Board applied the standards set forth in our Amended and Restated Corporate Governance Guidelines, which state that a prospective board member will not be deemed “non-management” and “independent” if, within the preceding three years:

•	he or she was employed by us or a member of his or her immediate family was one of our officers;

•

he or she (or his or her immediate family member) received direct compensation from us (other than compensation for service as a director, or compensation related to a pension or deferred compensation plan) of more than $120,000/year;

•

he or she was affiliated with, or was employed by, our internal or external auditor or a member of his or her immediate family was affiliated with, or employed in a professional capacity by, our internal or external auditor;

•	he or she (or his or her immediate family member) was part of a Compensation Committee interlock involving one of our executive officers (or his or her immediate family member);

•

he or she was an executive officer or employee of a company that makes payments to, or receives payments from, us in amounts exceeding the greater of $1 million or 2% of the other company’s consolidated gross revenues, or his or her immediate family member was an executive officer of a company that makes payments to, or receives payments from, us in amounts exceeding the greater of $1 million or 2% of the other company’s consolidated gross revenues; or

•

he or she is an executive officer or employee of another company who is indebted to us, or to which we are indebted, and the total amount of such indebtedness at the end of the last completed fiscal year is more than one percent of the other company’s total consolidated assets; or

•

serves as an officer, director or trustee of a charitable organization, and our discretionary charitable contributions to the organization are more than one percent of that organization’s total annual charitable receipts during its last completed fiscal year.

These independence standards can also be obtained in the Corporate Governance Guidelines posted on our Company website at www.labranche.com and then clicking on “Investor Relations” and then “Corporate Governance.”

During 2010, the Board of Directors held 12 meetings and executed three unanimous written consents in lieu of a meeting. Each of the meetings included an executive session outside the presence of our management. During 2010, all our Directors attended at least 75% of the meetings of the Board and meetings of committees of the Board on which they served. Donald E. Kiernan served as Lead Director for these executive sessions in 2010. Mr. Kiernan, the Chair of our Nominating & Corporate Governance Committee, has been designated as Lead Director for these executive sessions in 2011. Any stockholder who wishes to communicate with our Lead Director should direct written correspondence to our Secretary at LaBranche & Co Inc., 33 Whitehall Street, New York, NY 10004. The Secretary will forward such communications to our Lead Director.

Messrs. LaBranche and Hayward attended our 2010 annual meeting of stockholders. We do not have a written policy on directors’ attendance at our annual stockholders’ meetings.

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating & Corporate Governance Committee. Our three independent, non-management directors, Katherine Elizabeth Dietze, Donald E. Kiernan and Stuart M. Robbins, serve on each of these standing committees. As a result, subjects relevant to one Committee’s charter sometimes are discussed during meetings of another Committee.

Board Leadership Structure

Our Board of Directors’ leadership structure consists of a Chairman who is also our Chief Executive Officer, a Lead Director, who is elected by the independent directors, and three Committee Chairs, each of whom are independent directors (and one of whom, the Chair of our Nominating & Corporate Governance Committee, is also our Lead Director). We discuss succession planning with respect to our Chairman, our Chief Executive Officer, and other business heads at least annually.

Our Board has combined the positions of Chairman and Chief Executive Officer since our initial public offering in 1999. Beginning in 2005, we have periodically (usually annually) considered whether the position of Chairman and Chief Executive Officer should be separated. Our Board believes that we are well served by Mr. LaBranche’s service as both Chairman of the Board and Chief Executive Officer and by the strong independent leadership of our Lead Director and our independent Committee Chairs provide the Board, for several reasons.

First, Mr. LaBranche personifies our Company in a unique way, in name, vision, leadership and knowledge gained during his more than 30 years of experience in the market-making industry.

Second, a combined Chairman and Chief Executive Officer position allows us to speak with one voice to our stockholders, regulators and external constituencies.

Third, we operate in the financial services industry, which is impacted heavily by market risk, credit risk, trading position risk, interest rate risk, investment risk, technology risk, liquidity risk, legal, compliance and regulatory risk and reputation risk. We believe that these risks are best managed on a daily basis by Mr. LaBranche in his dual role as Chairman and Chief Executive Officer, with oversight of the full Board, including Board Committees composed solely of outside, independent directors.

Fourth, we have empowered a strong Lead Director, Mr. Kiernan, who provides independent oversight over the Board of Directors and Mr. LaBranche in his combined role of Chairman and Chief Executive Officer, including with respect to the calling of meetings of the Board, executive sessions of the independent members of the Board, and setting the agenda for meetings of the Board and meetings of the independent members of the Board. Our Lead Director is also the Chair of our Nominating & Corporate Governance Committee, and in that position, manages the nominations process for the Board of Directors. We also have empowered other strong independent directors, one of whom, Ms. Dietze, chairs our Audit Committee, and the other of whom, Mr. Robbins, chairs our Compensation Committee. Each of our independent directors is authorized to call executive sessions of independent directors to discuss any subject, and each of our independent directors has done so. Our independent directors also communicate with each other by telephone between meetings of the Board and committees of the Board.

Our Board believes that this leadership structure provides an effective balance between leadership of the Board and our Company by a strong Chairman/Chief Executive Officer and effective oversight of the Board and our Company by strong independent directors.

Board Risk Oversight

Our Board believes that risk management is an integral part of its responsibilities and discusses risks related to our business and business strategy at nearly all of our Board, Audit Committee and Compensation Committee meetings, including with respect to our major risk exposures, their potential impact on our Company, and the steps we take to manage those risk exposures.

The financial services industry generally rewards trading personnel based on their profitability, and we likewise reward profitability. Recognizing this, we have developed risk management tools designed to prevent undue risk by our traders. We require our traders to use fair value measurement tools. Our chief risk officer reviews our traders’ positions and risk exposures by security, geographic, volume- and volatility-weighted and industry risk. Our internal audit department and external auditors conduct trading desk and risk management audits to ensure that our risk management tools, policies and practices are in line with industry practices. Our chief risk officer communicates perceived risk exposures and general risk guidelines to senior management regularly, and to our Audit Committee at least quarterly to ensure a top-down risk-management process, because we believe that company-wide guidelines and review encourage decision-making that is in the best long-term interests of our Company and our stockholders as a whole. Our Audit Committee also directs internal audit reviews related to financial reporting, compliance and IT and monitors these risks through senior management and internal audit reports. Our Compensation Committee involves itself in the risk management process through membership of directors who serve on both the Audit Committee and Compensation Committee by using risk management as part of its decision making process in determining bonuses for our named executive officers and other trading, financial reporting and other personnel. For additional discussion of the Board’s and its Committees’ risk oversight, please see “Item 11. Executive Compensation—Compensation Discussion & Analysis—Risk Assessment.”

The composition and responsibilities of these Committees and our Nominating and Corporate Governance Committee is described in more detail below.

Audit Committee

Our Audit Committee oversees our financial reporting process and reports the results of its activities to our Board of Directors. Our Audit Committee reviews, acts on and reports to our Board of Directors with respect to various auditing, accounting, financial reporting, internal control, taxation, risk management practices and regulatory compliance matters. The Audit Committee, among other functions:

•	has the sole authority to appoint, retain, terminate and determine the compensation of our independent auditor;

•	monitors the qualifications, independence, performance and compensation of our independent auditor and approves professional services provided by the independent auditor;

•	reviews with our independent auditor the scope and results of the audit engagement;

•	reviews the activities and recommendations of our internal auditor;

•	reviews legal, regulatory and compliance matters with internal and external counsel;

•	administers complaints received by our Company or its Whistleblower Policy regarding accounting, internal accounting controls, or auditing matters;

•

discusses our annual audited financial statements and quarterly financial statements with management and our independent auditors, including our disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	reviews our accounting policies, and risk assessment and management policies, control systems and compliance activities.

Our Audit Committee is currently composed of Katherine Elizabeth Dietze, Donald E. Kiernan and Stuart M. Robbins. Ms. Dietze is the Chair of our Audit Committee. Our Board of Directors has determined that both Ms. Dietze and Mr. Kiernan are the “audit committee financial experts” as defined by Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934. Our Board of Directors has also determined that each of the members of our Audit Committee is independent, or a “non-management director,” within the meaning of applicable laws and the rules and regulations of the NYSE and the SEC.

We do not limit the number of audit committees on which our Audit Committee members may sit, but none of our Audit Committee members sits on more than two Audit Committees in addition to ours.

During 2010, our Audit Committee met nine times. Each of these meetings included an executive session outside the presence of our management.

A copy of our Third Amended and Restated Audit Committee Charter is available on our website at www.labranche.com and is available in print without charge to any stockholder who requests a copy in writing.

Compensation Committee

The principal responsibilities of our Compensation Committee are to review and approve our goals and objectives with respect to the compensation of our executive officers, evaluate our executive officers’ performance in light of those goals and objectives and set our executive officers’ compensation based on such evaluation, review our overall compensation structure to determine whether we establish appropriate incentives for our executive officers and directors, and make recommendations to our Board of Directors with respect to the structure of our equity and incentive compensation plans and programs. The Compensation Committee also assists the Board in the fulfillment of its risk oversight responsibilities with respect to executive compensation, ensures that the compensation and benefits for senior management and the Board of Directors is fair and appropriate, is aligned with the interests of our stockholders and does not pose a risk to the financial health of our Company or its affiliates.

Our Compensation Committee is composed of Katherine Elizabeth Dietze, Donald E. Kiernan and Stuart M. Robbins. Mr. Robbins is the Chair of our Compensation Committee. Our Board of Directors has determined that each member of our Compensation Committee is independent, or a “non-management director,” within the meaning of the applicable laws and rules and regulations of the NYSE and the SEC.

With respect to our compensation decisions for 2010, the Compensation Committee determined not to retain a compensation consultant. Please see “Item 11. Executive Compensation—Compensation Discussion & Analysis—No Retention of Compensation Consultant by Compensation Committee for 2010 Compensation” for a description of the determination not to retain a compensation consultant.

During 2010, our Compensation Committee met six times. Four of these meeting included executive sessions outside the presence of our management. The Compensation Committee also executed one unanimous written consent in lieu of a meeting.

A copy of our Amended and Restated Compensation Committee Charter is available on our website at www.labranche.com and is available in print without charge to any stockholder who requests a copy in writing.

Nominating & Corporate Governance Committee

Our Nominating & Corporate Governance Committee identifies individuals qualified to become members of our Board of Directors and leads and oversees management in shaping our corporate governance structure in a manner that promotes our and our stockholders’ best interests. Our Nominating & Corporate Governance Committee makes recommendations to our Board of Directors with respect to all corporate governance matters affecting us, annually reviews and assesses the adequacy of our Code of Conduct and Corporate Governance Guidelines and any waivers of compliance with the Code of Conduct and Corporate Governance Guidelines (no waiver requests have been made), and recommends changes to the Board for approval and adoption as necessary or advisable. At times, our Nominating & Corporate Governance Committee has used executive search firms to find suitable director candidates. Our Nominating & Corporate Governance Committee would consider stockholder nominees (but has not to date received any such stockholder nominations).

Our Nominating & Corporate Governance Committee is composed of Katherine Elizabeth Dietze, Donald E. Kiernan and Stuart M. Robbins. Mr. Kiernan currently is the Chairman of our Nominating & Corporate Governance Committee. Our Board of Directors has determined that each member of the Nominating & Corporate Governance Committee is independent, or a “non-management director” within the meaning of the requirements of the NYSE.

During 2010, our Nominating & Corporate Governance Committee met four times.

A copy of our Amended and Restated Nominating & Corporate Governance Committee Charter is available on our website at www.labranche.com and is available in print without charge to any stockholder who requests a copy in writing.

Corporate Governance Guidelines

The Board of Directors has adopted our Amended and Restated Corporate Governance Guidelines (the “Guidelines”) to address significant corporate governance issues. The Guidelines provide a framework for our corporate governance system and cover such topics as director qualifications and Board composition, director compensation, evaluation of our Chief Executive Officer and director orientation and continuing education. The Nominating & Corporate Governance Committee is responsible for annually reviewing the Guidelines and reporting and recommending to the Board changes to the Guidelines as necessary or advisable. In 2010, following a review of the Corporate Governance Guidelines by the Nominating & Corporate Governance Committee, the committee recommended changes to our Corporate Governance Guidelines to update the guidelines for determining independence to conform to SEC requirements, to specifically provide the Audit Committee with the responsibility to administer whistleblower complaints and to change certain technical information to conform with our current organizational structure. A copy of our Amended and Restated Corporate Governance Guidelines is available on our website at www.labranche.com and is available in print without charge to any stockholder who requests a copy in writing. We will post on our website any amendments to or waivers of the provisions of our Corporate Governance Guidelines applicable to any of our directors and executive officers.

Code of Conduct

We have adopted an Amended and Restated Code of Conduct (the “Code of Conduct”) designed to help directors, officers (including senior financial officers) and employees resolve ethical issues that arise in the conduct of their duties. Our Code of Conduct applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and any other employee performing similar functions. Our Code of Conduct covers such topics as conflicts of interest, insider trading, full, fair, accurate, timely and understandable disclosure in our public filings and communications, compliance with applicable governmental laws, rules and regulations, accountability for adherence to our Code of Conduct and the prompt internal reporting of violations of our Code of Conduct. The “Conflicts of Interest” section of our Code of Conduct includes a prohibition of, and a process to notify our Nominating & Corporate Governance Committee if, our Company is engaged in any transactions or relationships with related parties of our senior executives, directors or other employees. In 2010, following a review of the Code of Conduct by the Nominating & Corporate Governance Committee, the Committee recommended changes to our Code of Conduct to update the description of our mission to conform with our organizational structure and to clarify the Nominating & Corporate Governance Committee’s responsibility to review and approve related party transactions. A copy of our Amended and Restated Code of Conduct is available on our website at www.labranche.com and is available in print without charge to any stockholder who requests a copy in writing. We will post on our website any amendments to or waivers of the provisions of our Code of Conduct applicable to any of our directors and executive officers.

We also have an anonymous Whistleblower Policy, which has been made a part of, and is incorporated by reference into, our Code of Conduct. The Whistleblower Policy is available to report any perceived noncompliance with our Corporate Governance Guidelines or Code of Conduct or any federal, state or self-regulatory organization statutes, rules and regulations.

Director Nomination Process

Our Nominating & Corporate Governance Committee is responsible for recommending to our Board of Directors nominees for election as Directors. In selecting nominees, and when considering the composition of the Board and each of its committees, our Nominating & Corporate Governance Committee seeks to maintain a balance of business experience, diversity and interpersonal skills, thereby maximizing the effectiveness of the Board and each of its committees. In assessing a candidate’s qualifications for nomination or re-nomination as a director, our Nominating & Corporate Governance Committee considers such factors as the following:

•	whether the candidate has demonstrated broad business judgment and leadership;

•	management experience at a senior policy-making level in one or more functional areas of a major public company;

•	familiarity with relevant regulatory issues or specific industry knowledge;

•	business creativity and vision;

•	a demonstrable personal commitment to our and our stockholders’ interests;

•	ability and desire to invest time and effort on a consistent basis;

•	awareness of, and perspective on, relevant current business issues;

•	prior participation in Board and committee deliberations;

•	absence of an over-commitment to other business activities or the requirements of boards of other companies; and

•	diversity of relevant experience, expertise, age, race and gender, which is considered along with all the other factors listed, and given no greater or lesser weight.

Our Nominating & Corporate Governance Committee does not set specific, minimum qualifications that nominees must meet to be recommended to the Board, but instead believes that each candidate should be evaluated on his or her individual merits, taking into account our needs as a company and the needs of our stockholders. Members of the Nominating & Corporate Governance Committee, under the leadership of the committee’s Chair, discuss and evaluate board composition and possible candidates in detail, and suggest individuals to explore in more depth. At times, our Nominating & Corporate Governance Committee has used executive search firms to find suitable director candidates. Our Nominating & Corporate Governance Committee also will consider candidates submitted by our stockholders. Stockholders can suggest qualified candidates for our Board by writing to our Secretary at LaBranche & Co Inc., 33 Whitehall Street, New York, NY 10004. Submissions will be forwarded to the Chair of our Nominating & Corporate Governance Committee for further review and consideration.

Communications with our Board

Any stockholder who wishes to contact our Board of Directors, our Lead Director or any other member of our Board should direct written correspondence to our Secretary at LaBranche & Co Inc., 33 Whitehall Street, New York, NY 10004. The Secretary will forward such communications to our Board or the specified individual Board member to whom the communication is directed.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee has been an employee of ours. None of our executive officers serves as a member of the Board of directors or the Compensation Committee of any other entity that has one or more executive officers serving as a member of our Board or our Compensation Committee.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Objectives and Procedures

The Compensation Committee oversees the design, development and implementation of our compensation program for our Chief Executive Officer, our Chief Financial Officer and our other named executives and for all of our other employees. We believe that compensation should be directly tied to our success in achieving an increase in the value of our stockholders’ investment. Our compensation program is designed to be competitive and thereby attract, retain and reward capable employees who contribute to the attainment of this goal, as well as underscore the importance of integrity and adherence to sound principles of corporate governance. It is also our policy that compensation must fairly reflect our financial performance, our risk management and exposure and the performance of the individual. We evaluate our executive officers based on their impact on our financial performance, commitment to regulatory compliance, risk management, leadership qualities, length of service and dedication to the enhancement of stockholder value. The Compensation Committee meets in connection with the setting of salaries of our named executive officers and the determination of bonuses and other compensation-related matters, including, without limitation, approving grants of share-based compensation, if any, under our equity incentive plan. It also meets at the request of senior management in order to consider compensation issues brought to the committee’s attention by senior management.

We rely heavily on the industry experience, knowledge, skills, integrity and leadership of our management team and key employees. The main elements of compensation, discussed in more detail in “—Compensation Components and Decisions Regarding 2010 Compensation” include:

•	Base salary;

•	Cash bonuses, historically payable mid-year and at year end based on our performance and an assessment of the individual’s contributions, but payable only at year-end commencing in 2010; and

•

Equity incentive compensation in the form of restricted stock units (“RSUs”) that may or may not be granted in a particular year, that are contingent on the individual’s performance and also takes into consideration the person’s then-current equity ownership, and that are subject to vesting schedules that require continued employment on each vesting date to obtain the underlying shares.

We have a 401(k) defined contribution plan but no other pension plan or defined benefit plan. We have no long-term performance or other deferred compensation programs. Our named executive officers, and all other employees, are reimbursed for certain accountable business expenses and receive no perquisites.

Senior management establishes the salaries, bonuses and equity incentive plan grants, if any, for all employees other than our named executive officers, and the Compensation Committee approves the aggregate amount to be paid to employees other than our named executive officers. Senior management recommends the amount of salaries, bonuses and equity incentive plan grants, if any, for our named executive officers (other than Mr. LaBranche), and our Compensation Committee reviews and makes determinations concerning the recommendations in executive session without named executive officers present. Mr. LaBranche’s compensation is determined by the Compensation Committee without a recommendation by Mr. LaBranche or senior management, based solely on an assessment of Mr. LaBranche’s performance by the Compensation Committee. Mr. LaBranche consults with members of the Compensation Committee in determining the amounts of bonuses to recommend for the named executive officers other than him. Mr. LaBranche attends and participates in the meetings of the Compensation Committee during which goals, performance measures and general targets are discussed, all of which could affect his compensation for the period being discussed, but does not provide the Compensation Committee with advice or suggestions with respect to the compensation award to him.

No Retention of Compensation Consultant by Compensation Committee for 2010 Compensation Decisions

The Compensation Committee determined that it should not retain a compensation consultant in connection with our 2010 compensation and year-end bonus decisions. The Compensation Committee based this determination on (i) its view that our performance in 2010 was not a level warranting payment of any year-end bonus to our Chief Executive Officer, Executive Vice President, or Chief Operating Officer, and only warrants paying small (smaller or equal to the prior year) bonuses to a small number of other key employees; (ii) its view that the advice the Compensation Committee would receive if it were to retain a compensation consultant for 2010 year-end compensation and bonus decisions would not differ materially from the advice the Compensation Committee received from the consultant it retained for 2009 compensation and year-end bonus decisions, which the Compensation Committee deemed to be of limited utility in light of the absence of a meaningful sample of peer companies to which any compensation consultant can compare our performance and compensation; and (iii) its view that the substantial cost of retaining a compensation consultant does not justify the limited benefit the compensation consultant would provide our company and its stockholders in the circumstances stated in (i) and (ii).

Risk Assessment

Our Board believes that risk management is an integral part of its responsibilities and discusses risks related to our business and business strategy at nearly all of our Board, Audit Committee and Compensation Committee meetings, including with respect to our major risk exposures, their potential impact on us, and the steps we take to manage those risk exposures.

The financial services industry generally rewards trading personnel based on their profitability, and we likewise reward profitability. Recognizing this, we have developed risk management tools designed to prevent undue risk by our traders. We require our traders to use fair value measurement tools. Our chief risk officer reviews our traders’ positions and risk exposures by security, geographic, volume- and volatility-weighted and industry risk. Our internal audit department and external auditors conduct trading desk and risk management audits to ensure that our risk management tools, policies and practices are in line with industry practices. Our chief risk officer communicates perceived risk exposures and general risk guidelines to senior management regularly, and to our Audit Committee at least quarterly to ensure a top-down risk-management process, because we believe that company-wide guidelines and review encourage decision-making that is in the best long-term interests of our Company and our stockholders as a whole. Our Audit Committee also directs internal audit reviews related to financial reporting, compliance and IT and monitors these risks through senior management and internal audit reports. Our Compensation Committee involves itself in the risk management process through membership of directors who serve on both the Audit Committee and Compensation Committee by using risk management as part of its decision making process in determining bonuses for our named executive officers and other trading, financial reporting and other personnel. In determining bonuses, if any, for executive officers, trading, financial reporting and other personnel, the Compensation Committee considers not just trading profits and risks, but also operational, financial reporting, compliance and regulatory and enterprise risks. The Compensation Committee also believes that, when granted, multi-year vesting of our equity awards and our stock ownership guidelines properly account for the time horizon of risk for those employees who receive equity compensation as part of their compensation package. We have also adopted a recoupment policy that enables us to recoup previously awarded and/or vested performance-based awards for any employee under certain circumstances, including but not limited to embezzlement, fraud, breach of fiduciary duty, or other misconduct, a restatement either directly or indirectly of our financial statements or a significant write-off not in the ordinary course affecting our financial statements. We believe this provision provides a strong risk mitigation incentive for our senior executive officers and other employees. With these controls in place, and the strong oversight roles played by our Board, Audit Committee and Compensation Committee, we do not believe our compensation arrangements incentivize our personnel to take undue risks that are reasonably likely to have a material adverse impact to our Company.

Compensation Components and Decisions Regarding 2010 Compensation

The components of our compensation program are set forth below in more detail:

Base Salary. Mr. LaBranche’s annual salary is $750,000, Mr. Hayward’s annual salary is $200,000, Mr. Burke’s annual salary is $600,000 and Mr. McCutcheon’s annual salary is $375,000, and Mr. Gray’s annual salary are $375,000. In January 2007, our Compensation Committee set these salaries for Messrs. LaBranche and Burke, and set the salaries of Messrs. Hayward, McCutcheon and Gray at $600,000, $350,000 and $300,000, respectively, to be more in line with financial services industry salaries than the $250,000 annual salaries these individuals received until January 7, 2007, based on the Compensation Committee’s belief that base salaries should comprise a larger part (compared with bonuses) of these individuals’ compensation in light of the changes our business has undergone in recent years, and based on the executives’ years of experience with us, the jobs these individuals perform and the responsibilities we have asked them to assume. In April 2010, the Compensation Committee determined to reduce Mr. Hayward’s annual salary from $600,000 to $200,000 in order to align his compensation with his reduced role in the day-to-day management of our Company following the sale of LaBranche & Co. LLC’s NYSE designated market maker business in January 2010. After consummation of this sale, Mr. Hayward remains LaBranche & Co. LLC’s Chief Executive Officer, but due to its withdrawal as a broker-dealer and discontinued business operations, but Mr. Hayward’s role has reduced significantly in this capacity. In May 2010, the Compensation Committee determined to increase the annual salaries of each of Mr. McCutcheon and Mr. Gray to $375,000, in order to reward and continue to incentivize them, in light of the significant increased job activities they undertook in 2010 and going forward in restructuring our Company and their increased roles in senior management. The salaries of our senior executive officers are not capped, but cannot be changed without the approval by the Compensation Committee.

Annual Bonus. Our Senior Executive Bonus Plan and Annual Incentive Plan are intended to compensate officers for achieving our business objectives and for achieving individual annual performance objectives. On March 19, 2010, our Board of Directors approved a new Senior Executive Bonus Plan to replace our former Senior Executive Bonus Plan, and our stockholders approved the new Senior Executive Bonus Plan in our May 2010 Annual Meeting of Stockholders.

In determining to adopt the new Senior Executive Bonus Plan, the Compensation Committee determined that the former Senior Executive Bonus Plan did not represent management’s, or the Board’s or the Compensation Committee’s, thinking about our Company going forward in light of the significant capital and operational restructuring that we underwent in the first quarter of 2010 in connection with our sale of LaBranche & Co. LLC’s designated market maker business in January 2010 and continued operational and domestic broker-dealer restructuring for the remainder of 2010 and beyond, given current economic and market conditions. The Compensation Committee believed that “Pre-Tax Income,” as defined in the former Senior Executive Bonus Plan, is no longer the only appropriate measure to determine the success or failure of our Company, and that there are other more important measures to set goals for, and judge, senior management’s and our Company’s performance. The Compensation Committee also determined that it was in the best interests of our Company and its stockholders to provide a more flexible framework under which the Compensation Committee could set goals for the Company and carry out its philosophy that compensation of our named executive officers should be aligned with the increase of stockholder value, which can change from year to year.

Under the new Senior Executive Bonus Plan for 2010, the Compensation Committee determined that an increase in book value, which is tied to the conservation of capital and returning value to our stockholders, was the appropriate measure to set goals and determine bonus compensation for our named executive officers. Therefore, in March 2010, the Compensation committee set an increase in book value per share as the performance metric under which bonuses would be determined for 2010, with a maximum bonus payable to each named executive officer of up to $10,000,000, if the maximum goals were met by our Company.

The Compensation Committee set this goal and bonus ranges described below based on the level of achievement of the goal in order to provide it with flexible discretion for each named executive officer to grant bonuses at varying levels within each range, based on, among other things, the Compensation Committee’s views on each officer’s base compensation, job responsibilities, seniority and contributions toward reaching the goal of increasing book value.

Historically, under our former Senior Executive Bonus Plan, which provided the bonus amount payable to our named executive officers, based on a set percentage of our “Pre-Tax Income,” our Compensation Committee used its negative discretion to reduce the bonuses payable under the former Senior Executive Bonus Plan, when bonuses were, in fact, payable under the plan. For example, although no bonuses were payable for 2009 under our former Senior Executive Bonus Plan (and none of Messrs. LaBranche, Hayward and Burke received any bonus compensation for 2009), Mr. LaBranche’s 2008 bonus compensation was reduced by 49.3% from the amount allowable under the former Senior Executive Bonus Plan, and our remaining named executive officers’ 2008 bonuses were reduced by an average of approximately 90.3% from the amounts allowable under the plan. In 2007, the Compensation Committee reduced our named executive officers’ 2007 year-end bonuses by 5.0% for Mr. LaBranche and an average of 77.2% for other named executive officers.

Under the new Senior Executive Bonus Plan, as has been the case historically, our Compensation Committee anticipates that it would use its discretion to pay less than the maximum bonuses payable under our new Senior Executive Bonus Plan, if bonuses were, in fact, payable under the plan, although there is no guarantee that the Compensation Committee would in fact reduce the amount payable from the maximum allowed.

There are no individual performance goals set for our named executive officers by our Compensation Committee, although their individual performance for each year is considered by the Compensation Committee in using its discretion to pay less than the maximum amount paid to them under the new Senior Executive Bonus Plan.

The following is a summary of the material terms of the new Senior Executive Bonus Plan, as it applied to 2010 compensation of our named executive officers.

Performance Periods—Under the new Senior Executive Bonus Plan, our Compensation Committee established the “performance period” for 2010 to be the full fiscal year, which means that the bonus for 2010 would be paid after the end of 2010 for our performance in the full year of 2010, based on the increase in our book value per share from January 1, 2010 through December 31, 2010.

Participation—Under the new Senior Executive Bonus Plan, our Compensation Committee selects the participants for each year, which for 2010, were our named executive officers, Messrs. LaBranche, Hayward, Burke, McCutcheon and Gray.

Bonus Amounts—The range of bonuses set by the Compensation Committee was set as follows, based on the achievement, if any, of the goal to increase our book value in 2010:

•

If our book value per share from January 1, 2010 to December 31, 2010 increased by more than 0% up to 10%, the Compensation Committee would have discretion to award each of the named executive officers a year-end bonus for 2010 of up to $2.5 million;

•

If our book value per share from January 1, 2010 to December 31, 2010 increased by more than 10% up to 25%, the Compensation Committee would have discretion to award each of the named executive officers a year-end bonus for 2010 in the range of $2.5 million up to $5.0 million; and

•

If our book value per share increased by more than 25% up to 50%, the Compensation Committee would have discretion to award each of the named executive officers a year-end bonus for 2010 in the range of $5.0 million up to $10.0 million.

In determining to set these ranges, the Compensation Committee determined that any repurchases of our common stock following the tender offer we completed in March 2010 would be taken into account in determining our book value per share under these performance goals, as any such repurchases would effectively reduce the number of outstanding shares and would increase book value per share, even without increasing our financial performance.

Bonus Payments to our Named Executive Officers in 2010 under Our New Senior Executive Bonus Plan.

Due principally to our financial performance in 2010, our book value did not increase in 2010.

Accordingly, Michael LaBranche, the Chairman, Chief Executive Officer and President of the Company, Alfred O. Hayward, Jr., Executive Vice President of the Company, and William J. Burke, III, the Chief Operating Officer of the Company, received no bonus compensation for the year ended December 31, 2010. However, despite the fact that no bonuses were payable under the terms of the new Senior Executive Bonus Plan for 2010, the Compensation Committee authorized the payment of year-end cash bonuses of $150,000 to each of Jeffrey A. McCutcheon, our Senior Vice President and Chief Financial Officer, and Stephen H. Gray, our General Counsel and Corporate Secretary, for the fiscal year ended December 31, 2010.

In determining the bonuses for Messrs. McCutcheon and Gray, the Compensation Committee considered the valuable and substantial contributions Messrs. McCutcheon and Gray had made to our Company in 2010, particularly in light of their contributions in connection with the sale of our Designated Market Maker business in January 2010, the redemption of all our indebtedness in February 2010, the tender offer we completed in March 2010, the restructuring of our domestic broker-dealer subsidiaries and substantial reduction in our operational cost structure. The Compensation Committee also considered the importance to us of retaining and incentivizing Messrs. McCutcheon and Gray, and the fact that Messrs. McCutcheon and Gray, as Chief Financial Officer and General Counsel, respectively, unlike Messrs. LaBranche, Hayward and Burke, are not responsible for the profit-generating aspects of our business and have not in the past shared in our upside successes to the same degree as Messrs. LaBranche, Hayward and Burke.

Equity Incentive Plan Grants. The Compensation Committee reviews and approves proposed grants of options and/or restricted stock units under our 1999 Equity Incentive Plan, which terminated by its terms in August 2009, and under our new 2010 Equity Incentive Plan, which was approved by our stockholders in May 2010 and enables us to grant awards over the life of the plan of up to a total of 2,000,000 shares of our common stock, in order to further align our employees’ interests with the interests of our stockholders. Generally, under both the 1999 Equity Incentive Plan and the 2010 Equity Incentive Plan, in January of each year, with the advice and assistance of senior management of our subsidiaries, Messrs. LaBranche and Hayward would consider and, if appropriate, recommend to the Compensation Committee grants of awards to certain key employees. Since 2002, these awards have consisted only of restricted stock units, and not options. The restricted stock units generally vest in installments over a period of three years and the employee must be employed on each vesting date in order to receive his or her shares, as all unvested restricted stock units are forfeited on the date of termination. In January 2008, Messrs. LaBranche and Hayward and the Compensation Committee determined not to grant any restricted stock units to any employees, and in April 2008, the Compensation Committee granted an aggregate of 592,000 RSUs in connection with the entry of employment agreements with non-senior executive-level employees or as incentive compensation for other employees. In April 2009, the Compensation Committee granted an aggregate of 490,185 RSUs in connection with the entry of employment agreements with non-senior executive-level employees. No RSUs were granted in 2009 or 2008 to any of the named executive officers under our 1999 Equity Incentive Plan due to the Compensation Committee’s view that RSUs have had little utility in light of the low prices at which our stock has traded in recent years. Similarly, no restricted stock units were granted in 2010 to any of the named executive officers under our 2010 Equity Incentive Plan due to the Compensation Committee’s view that our performance did not warrant the granting of RSUs and that RSUs have had little utility in light of the fact that our stock has had relatively little retention value due to the low prices at which our stock has traded.

Under the terms of the 2010 Equity Incentive Plan, an aggregate of 65,743 shares of our common stock were granted to our independent, “non-management” directors for their attendance at 2009 meetings of our Board of Directors and Committees thereof, based on the closing price of our common stock on the first trading day of 2010, of $2.89 per share. These shares were granted on June 3, 2010, following approval of the 2010 Equity Incentive Plan by our stockholders in May 2010.

Other Compensation. Other benefits we maintain for our officers and other employees include life insurance premiums, long-term disability insurance premiums, health insurance premiums and 401(k) matches under our retirement plan. Named executive officers are provided reimbursement for certain accountable business expenses and receive no perquisites. The Compensation Committee, in its discretion, may revise, amend or add to the officer’s executive benefits and perquisites as it deems it advisable to do so.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our Chief Executive Officer, our Chief Financial Officer and the three other most highly compensated executive officers during 2010, 2009 and 2008. These amounts may not be indicative of amounts to be paid to the named executive officers in future years. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to adopt plans or programs providing for additional benefits if the Compensation Committee determines that doing so is in our and our stockholders’ best interests.

Summary Compensation Table

(a)	(b)	(c)	(d)	(i)	(j)
Name and Principal Position	Year	Salary (1)	Bonus (2)	All Other Compensation (3)	Total

Michael LaBranche	2010	$750,000	—	$24,122	$774,122
Chairman, CEO and President	2009	$750,000	—	$25,515	$775,515
(Principal Executive Officer)	2008	$750,000	$4,200,000	$22,466	$4,972,466

Jeffrey A. McCutcheon	2010	$366,667	$150,000	$12,579	$529,246
Senior Vice President and Chief Financial Officer	2009	$350,000	$150,000	$15,626	$515,626
(Principal Financial Officer)	2008	$350,000	$450,000	$12,949	$812,949

Alfred O. Hayward, Jr.	2010	$316,667	—	$17,462	$334,129
Executive Vice President and	2009	$600,000	—	$19,930	$619,930
CEO of LaBranche & Co. LLC	2008	$600,000	$1,400,000	$17,752	$2,017,752

	2010	$600,000	—	$24,122	$624,122
William J. Burke, III	2009	$600,000	—	$25,515	$625,515
Chief Operating Officer	2008	$600,000	$1,025,000	$20,884	$1,645,884

Stephen H. Gray	2010	$350,000	$150,000	$26,989	$526,989
General Counsel and	2009	$300,000	$150,000	$28,482	$478,482
Corporate Secretary	2008	$300,000	$350,000	$20,784	$670,784

(1)	In April 2010, the Compensation Committee determined to reduce Mr. Hayward’s annual salary from $600,000 to $200,000 in order to align his compensation with his reduced role in the day-to-day management of our Company since he would no longer conduct business activities for LaBranche & Co. LLC following the sale of LaBranche & Co. LLC’s NYSE designated market maker business in January 2010. In May 2010, the Compensation Committee determined to increase the annual salaries of each of Mr. McCutcheon and Mr. Gray to $375,000, in order to reward and continue to incentivize them, in light of the significant increased job activities they undertook in 2010 in restructuring our company and their increased roles in senior management.
(2)	The amounts in column (d) reflect bonus amounts earned by fiscal year, as opposed to paid during the year. The 2010 bonus amount for Messrs. McCutcheon and Gray represent year-end cash bonuses to them for 2010. None of Messrs. Mr. LaBranche, Hayward, and Burke received any bonus compensation for 2009. None of Messrs. LaBranche, McCutcheon, Hayward, Burke and Gray received any equity compensation in 2010.
(3)	The 2010 amounts include $3,675, $3,675, $3,675, $3,675 and $3,675 of matching contributions under our 401(k) plan, $916, $916, $718, $916 and $916 of premiums paid for long-term disability insurance, $288, $288, $288, $288 and $288 of premiums paid for life and accidental death and dismemberment insurance, and $19,243, $7,700, $12,781, $19,243 and $22,110 of premiums paid for medical and dental insurance for Messrs. LaBranche, McCutcheon, Hayward, Burke and Gray, respectively.

Employment Agreements

As part of the reorganization of our firm from partnership to corporate form in connection with our initial public offering in August 1999, Messrs. LaBranche, Hayward and Burke entered into employment agreements, pledge agreements and agreements regarding noncompetition and other covenants. The material terms of the employment, noncompetition and pledge agreements are described below.

The employment agreement with each of Messrs. LaBranche, Hayward and Burke, each of which had an initial term of three years and remains in effect until the termination of his employment with us, requires him to devote his entire working time to our business and affairs, contains various restrictive covenants and is terminable on 90 days’ notice by either party.

Messrs. LaBranche, Hayward and Burke also have agreed not to use or disclose confidential information and not to compete with us or solicit our employees or listed companies until 12 months following the termination of their employment with us. Each of their agreements also provides that they will take all actions and do all things reasonably requested by us during a 90-day transition period following termination of employment to maintain the business, goodwill and business relationships in which or with which he was previously involved on our behalf. If any of Messrs. LaBranche, Hayward or Burke breaches the noncompetition or non-solicitation provisions of his agreement before the termination thereof, then he will be liable for liquidated damages in an amount equal to 75% of the aggregate value of the common stock and cash received by him from us in connection with our reorganization from partnership to corporate form in August 1999. The liquidated damages provision is guaranteed by a separate pledge agreement entered into by each of Messrs. LaBranche, Hayward and Burke. Messrs. LaBranche, Hayward and Burke do not have any change of control or severance payment provisions in their employment contracts or otherwise.

The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to adopt plans or programs providing for additional benefits if the Compensation Committee determines that doing so is in our and our stockholders’ best interests.

Grants of Plan-Based Awards

Equity Incentive Plans. Our 1999 Equity Incentive Plan, which expired in August 2009, enabled us to grant awards over the life of the plan of up to an aggregate of 7,687,500 shares of our common stock. In January of each year or such other times as deemed necessary or appropriate, management recommends to the Compensation Committee awards to certain key employees, which, since 2002, have consisted only of restricted stock units, not options. In January 2008, the Compensation Committee determined not to grant any restricted stock units to any employees, and in April 2008, the Compensation Committee granted an aggregate of 592,000 RSUs in connection with the entry of employment agreements with non-senior executive-level employees or as incentive compensation for other employees. In April 2009, the Compensation Committee granted an aggregate of 490,185 RSUs in connection with the entry of employment agreements with non-senior executive-level employees. No restricted stock units were granted in 2009 or 2008 to any of the named executive officers under our 1999 Equity Incentive Plan due to the Compensation Committee’s view that RSUs have had little utility in recent years in light of the low prices at which our stock has traded in recent years.

Our 2010 Equity Incentive Plan, which was adopted by our stockholders in May 2010, enables us to grant awards over the life of the plan up to an aggregate of 2,000,000 shares of our common stock. As with the 1999 Equity Incentive Plan, in January of each year or such other times as deemed necessary or appropriate, senior management is authorized under the 2010 Equity Incentive Plan to recommend to the Compensation Committee awards to certain key employees of restricted stock units and, although we have not granted options since 2002, enables us to grant options. No restricted stock units were granted in 2010 to any of the named executive officers under our 2010 Equity Incentive Plan due to the Compensation Committee’s view that our performance did not warrant the granting of RSUs and that RSUs have had little utility in light of the low prices at which our stock has traded in recent years.

Outstanding Equity Awards at Fiscal Year-End; Option Exercises and Stock Vested

The following table sets forth the number of restricted stock units and options held by each of our named executive officers at December 31, 2010. None of our named executive officers exercised any of his options in 2010.

Outstanding Equity Awards at Fiscal Year-End

	OPTION AWARDS			STOCK AWARDS
(a)	(b)	(e)	(f)	(g)	(h)
Name	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
Michael LaBranche	200,000	$35.00	1/17/12	—	—
Jeffrey A. McCutcheon	—	—	—	—	—
Alfred O. Hayward, Jr.	30,000	$35.00	1/17/12	—	—
William J. Burke, III	—	—	—	—	—
Stephen H. Gray	—	—	—	—	—

Option exercises and stock vested

During 2010, none of our named executive officers exercised his options. On January 18, 2010, 3,333 of Mr. McCutcheon’s RSUs vested and 2,500 of Mr. Gray’s RSUs vested, representing all of their remaining unvested RSUs.

Pension Benefits

None of our named executive officers participates in or has an account balance in a qualified or non-qualified defined benefit plan sponsored by us other than the balance he may have with respect to our defined contribution retirement plan under Internal Revenue Code Section 401(k).

Nonqualified Deferred Compensation

None of our named executives participates in or has an account balance in a non-qualified defined contribution plan or other deferred compensation plan maintained by us.

Director Compensation

Three independent, or non-management, directors serve as members of our Board of Directors. In 2010, each of our non-employee directors received an annual retainer of $100,000 and attendance fees of $2,500 per Board of Directors meeting and $2,500 per each Committee meeting attended. The cash retainer is paid in equal quarterly installments following the conclusion of each fiscal quarter. The meeting attendance fees generally are paid during the first quarter following the end of each fiscal year during which the meetings were attended in shares of our common stock under our Equity Incentive Plan. The Chairs of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee also receive an additional annual retainer in the amount of $25,000, $10,000 and $10,000, respectively.

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2010.

(a)	(b)	(c)	(h)
Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Total
Katherine Elizabeth Dietze	$187,500	$92,776	$217,776
Stuart M. Robbins	$167,500	$96,486	$206,486
Donald E. Kiernan	$170,000	$92,776	$202,776

(1)	Based on the formula under the proposed 2010 Equity Incentive Plan we are required to pay additional cash fees of $62,500 to Ms. Dietze, $57,500 to Mr. Robbins and $60,000 to Mr. Kiernan for meetings of the Board of Directors and each Committee which each director attended in 2010. These payments will be made in 2011. In light of the proposed merger of Cowen Group, Inc. and us, the Board of Directors determined to pay the independent Board members in cash at the required rate of $2,500 per meeting, in lieu of the automatic grant of stock awards under the 2010 Equity Incentive Plan. This decision was made by the Board in order not to adversely affect the proposed 0.9980 exchange ratio of Cowen Group, Inc. shares of Class A common stock for each share of our common stock in the proposed merger.
(2)	The amount in column (c) reflects the fair value of the shares granted to each director as of June 3, 2010, the date of the award, based on the closing price of our common stock on the NYSE on that date, of $4.29 per share. The grant of these shares was made on June 3, 2010, because we could not make the grants until after our stockholders approved the 2010 Equity Incentive Plan in May 2010.

Under the 2010 Equity Incentive Plan, directors are granted shares of our common stock, for meetings of the Board and each Committee attended, in an amount based on the closing price of our common stock on the first trading day of the following fiscal year. Consistent with that practice, in 2010, the directors were each awarded shares of our common stock, for Board and Committee meetings attended in 2009, based on the closing price of our common stock on the NYSE of $2.89 per share on January 3, 2010, the first trading day of the 2010 fiscal year. These shares were not granted until June 3, 2010, the earliest practicable date after our stockholders approved the 2010 Equity Incentive Plan.

Our employee directors do not receive any compensation (other than their compensation as officers) for serving on our Board of Directors or any Committee of our Board. Our non-employee directors do not receive any compensation from us other than the retainer and attendance fees described above.

Potential Payments upon Termination or Change in Control

We have entered into change in control agreements with Jeffrey A. McCutcheon, our Senior Vice President and Chief Financial Officer, and Stephen H. Gray, our General Counsel and Corporate Secretary. Each change in control agreement has a term that commenced on September 18, 2007, and will end upon the expiration of a 12-month period following the occurrence of a change in control (as defined in the change in control agreements).

Under these change in control agreements, in the event of a qualifying termination (as defined in the change in control agreements) prior to the 12-month period after a change of control, each of these two executives would become immediately entitled to the following benefits:

(a)	a lump-sum cash payment, payable within 10 business days after the date of a qualifying termination, in an amount equal to the sum of (i) the executive’s annual base salary in effect immediately prior to the change in control or the date of the executive’s termination of employment, whichever is greater, and (ii) the annual cash bonus paid to the executive for the calendar year immediately preceding the year in which the executive’s employment with us is terminated or the aggregate cash bonus paid to the executive during the 12-month period immediately preceding the termination date of the executive’s employment with us, whichever is greater;

(b)	the executive and his family will receive continuation of group health plan benefits (including all life insurance, health, accident and liability plans and programs) to which the executive was entitled to participate in immediately prior to a qualifying termination to the extent authorized by, and consistent with, COBRA until the earlier of (i) the 12-month period following the date of a qualifying termination and (ii) the executive’s employment with a new employer, with the cost of the regular premium for such benefits shared in the same relative proportion by us and the executive as in effect on the date of termination; and

(c)	reimbursement by us for reasonable legal fees incurred in seeking to obtain or enforce in good faith any right or benefit provided by the change in control agreement in the event that the executive substantially prevails in such dispute, up to a maximum of $50,000.

In order to obtain the benefits provided under the change in control agreements, each executive must first execute a release of claims with us that includes a waiver and release of any and all claims he may have against us. As of December 31, 2010, the change of control payments Messrs. McCutcheon and Gray would have received in the event of a change of control would have been $490,000 and $490,000, respectively, as well as 12 months of premiums for COBRA health insurance coverage of approximately $8,787 and $26,621, respectively. As of the date of filing this Annual Report, the change of control payments Messrs. McCutcheon and Gray would have received in the event of a change of control would have been $525,000 and $525,000, respectively, as well as 12 months of premiums for COBRA health insurance coverage of approximately $8,787 and $26,621, respectively, which would be paid to Messrs. McCutcheon and Gray within 10 business days after a qualifying termination event following consummation of the proposed merger with Cowen Group, Inc.

None of Messrs. LaBranche, Hayward or Burke has any agreements relating to or requiring potential severance payments upon termination or payments upon a change in control due to their large relative ownership of our outstanding stock. The Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable.

Indemnification of Officers and Directors

Our Certificate of Incorporation, bylaws and indemnification agreements with certain of our directors and executive officers executed in connection with our initial public offering provide for indemnification and advancement of legal expenses for our directors and officers in connection with claims against them.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of April 26, 2011 regarding the beneficial ownership of our common stock by: (i) each person known by us to own beneficially more than five percent of our outstanding common stock; (ii) each of our directors and nominees for director; (iii) each executive officer named in the Summary Compensation Table (see “Executive Compensation” below); and (iv) all our directors and executive officers as a group.

All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated. Unless otherwise indicated, the address of each beneficial owner is: c/o LaBranche & Co Inc., 33 Whitehall Street, New York, New York 10004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock issuable pursuant to options, to the extent such options are exercisable or convertible within 60 days after April 26, 2011, are treated as outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not treated as outstanding for purposes of computing the percentage of any other person.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
George M.L. (Michael) LaBranche, IV (2)(9)	3,201,094	7.8%
Alfred O. Hayward, Jr. (3)(9)	1,519,675	3.7%
Katherine Elizabeth Dietze	48,127	*
Donald E. Kiernan	70,371	*
Stuart M. Robbins (4)	55,032	*
William J. Burke, III(9)	632,669	1.5%
Jeffrey A. McCutcheon	20,235	*
Stephen H. Gray	11,391	*
All executive officers and directors as a group (8 persons) (5)	5,558,594	13.5%
BlackRock Inc. (6) 40 East 52nd Street New York, NY 10022	3,689,962	9.0%
Summit Capital Management, LLC (7) 600 University Street Suite 2304 Seattle, WA 98101	2,787,300	6.8%
Marshall & Ilsley Corporation (8) 770 North Water Street Milwaukee, WI 53202	2,760,107	6.7%

*	Less than 1%
(1)	Each of our managing directors at the time of our initial public offering in August 1999 entered into a stockholders’ agreement pursuant to which he or she agreed to vote his or her shares as determined by a majority of Messrs. LaBranche, Hayward and James G. Gallagher, our former director and executive officer who retired in January 2003. Messrs. LaBranche, Hayward and Gallagher beneficially own an aggregate of 4,720,769 shares of common stock, constituting approximately 11.5% of the outstanding shares of our common stock. As a result of the stockholders’ agreement, Messrs. LaBranche, Hayward and Gallagher, acting together as a group, may be deemed to beneficially own an aggregate of approximately 5,612,832 shares of common stock (including the 4,720,769 shares beneficially owned by them individually), constituting approximately 13.6% of the outstanding shares of our common stock. Each of Messrs. LaBranche, Hayward and Gallagher disclaims beneficial ownership of any and all shares of our common stock held by any person or entity other than him.
(2)	Includes 1,300,000 shares of common stock held by Mr. LaBranche’s wife. Also includes options to purchase 200,000 shares of our common stock which are exercisable within 60 days.
(3)	Includes options to purchase 30,000 shares of our common stock which are exercisable within 60 days.

(4)	Includes 5,000 shares held by The Robbins Family LLC, a trust for the benefit of Mr. Robbins and his family.
(5)	Includes options to purchase 230,000 shares of our common stock which are exercisable within 60 days.
(6)	As reported on a Schedule 13G/A filed on February 7, 2011.
(7)	As reported on a Schedule 13D filed on April 15, 2011.
(8)	As reported on a Schedule 13G filed on February 14, 2011. According to the Schedule 13G, Marshall & Ilsley Corporation reported on this Schedule 13G securities held through its subsidiaries, Marshall & Ilsley Trust Company and M&I Investment Management Corp., as fiduciaries for certain employee benefit plans, trusts and/or customer accounts. As a result, participants in the plans, trust beneficiaries and customers are entitled to receive dividends and the proceeds from the sale of such securities. No such person is known to have such an interest relating to more than 5% of the class of subject securities.
(9)	In connection with our proposed merger with Cowen Group, Inc., each of George M.L. LaBranche, IV, Alfred O. Hayward, Jr. and William J. Burke, III has entered into an agreement with Cowen Group, Inc. to vote all of the shares of LaBranche common stock owned by that individual at the time of the LaBranche special meeting in favor of approval and adoption of the merger agreement and approval of the merger. In addition, Messrs. LaBranche and Hayward have agreed to direct the parties to the LaBranche stockholders’ agreement, to vote all of their shares in favor of approval and adoption of the merger agreement and approval of the merger. Collectively, at the close of business for the record date for the LaBranche special meeting, Messrs. LaBranche, Burke and Hayward and the other LaBranche stockholders party to the LaBranche stockholders’ agreement held 6,015,501 shares of our common stock (not including the shares issuable upon exercise of options to purchase 230,000 shares of our common stock), representing approximately 14.7% of the outstanding shares of LaBranche common stock in connection with the vote concerning our proposed merger with Cowen Group, Inc.

Equity Incentive Plan Information

The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	230,000	(1)	$35.00	230,000	(1)
Equity compensation plans not approved by security holders	0		$0	0
Total	230,000	(1)	$35.00	230,000	(1)

(1)	The options set forth in the table above were granted on January 21, 2002 under the Amended and Restated LaBranche & Co Inc. 1999 Equity Incentive Plan. The 1999 Equity Incentive Plan terminated on August 24, 2009, but these options remained outstanding through their termination date of January 21, 2012. In May 2010, our stockholders adopted the LaBranche & Co Inc. 2010 Equity Incentive Plan pursuant to which we have authority to grant up to 2,000,000 options and/or restricted stock units (“RSUs”). As of December 31, 2010 and through the date of this Annual Report, no options or RSUs have been granted under the 2010 Equity Incentive Plan. Upon completion of the proposed merger between Cowen Group, Inc. and us, each of the 230,000 outstanding options to purchase our common stock granted pursuant to the previously terminated Amended and Restated LaBranche & Co Inc. 1999 Equity Incentive Plan will be cancelled for no consideration. Pursuant to the merger agreement, we will also take all steps necessary to cause the LaBranche & Co Inc. 2010 Equity Incentive Plan to be terminated no later than the completion of the merger.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review and Approval of Related Person Transactions. Pursuant to the “Conflicts of Interest” section of our Code of Conduct, our Nominating & Corporate Governance Committee, which consists entirely of the independent members of our Board of Directors, is given the power to review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Under this provision of the Code of Conduct, the Nominating & Corporate Governance Committee is required to obtain information from the directors, executive officers or employee with respect to real and potential related person transactions and determine, based on the facts and circumstances, whether we or the related person has a direct or indirect material interest in the transaction. A copy of our Amended and Restated Code of Conduct is available on our website at www.labranche.com and is available in print without charge to any stockholder who requests a copy in writing. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our proxy statement. In addition, our Nominating & Corporate Governance Committee reviews and approves any related person transaction (without the vote of any member who would be deemed the related party) that is required to be disclosed. In the course of its review and approval or ratification of a related person transaction, our Nominating & Corporate Governance Committee considers:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of our Company; and

•	any other matters deemed appropriate.

We were not a party to any related party transactions in 2010 relating to any of our Board members, officers or other employees or their respective immediate family members that would require disclosure in this proxy statement pursuant to SEC Regulation S-K Item 404(a).

Director Independence

Under applicable NYSE rules, a director will only qualify as an “independent director” if the Board of Directors affirmatively determines that the director has no material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our Board of Directors has determined that none of Messrs. Kiernan and Robbins or Ms. Dietze has a material relationship with us other than their services as directors of our company. Accordingly, our Board of Directors has concluded that each of these directors is an “independent director” as defined under Section 303A.02 of the NYSE listed company manual. For a more complete description of the determinations of our Board of Directors with respect to the director independence, please see “Item 10 — Directors, Executive Officers and Corporate Governance.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to us for audit, audit-related, tax and other services provided by Rothstein, Kass & Company, P.C. to us during each of the last two fiscal years.

	2010	2009
Rothstein, Kass & Company, P.C.
Audit fees	$607,500	$740,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees included the annual audit of our financial statements included in our Annual Report on Form 10-K, reviews of financial statements included in our quarterly reports on Form 10-Q during each fiscal year and other services directly related to the audit and review of our financial statements. These services included audits of certain consolidated subsidiaries and reviews of compliance with our debt covenants in connection with the audit.

Our Audit Committee has determined that the services described above that were rendered by Rothstein, Kass & Company, P.C. were compatible with the maintenance of its independence from our management.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of the independent registered public accounting firm with respect to such services. The Audit Committee also pre-approves any additional audit services and permissible non-audit services. All fees and expenses set forth above were pre-approved by the Audit Committee in accordance with its pre-approval policy and all the hours expended on Rothstein Kass’ engagement to audit our financial statements for 2010 were attributed to work performed by Rothstein Kass’ full-time, permanent employees.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(3)	Exhibits:

The following exhibits are filed as part of this report or incorporated herein by reference.

2.1	Plan of Incorporation of LaBranche & Co. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

2.2	Exchange Agreement by and among LaBranche & Co Inc., LaB Investing Co., L.L.C. and the members of LaB Investing Co. L.L.C. listed on Schedule A thereto. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

2.3	Agreement and Plan of Merger, dated as of February 16, 2011, among Cowen Group, Inc., Louisiana Merger Sub, Inc. and LaBranche & Co Inc. (Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2011).

3.1	Amended and Restated Certificate of Incorporation of LaBranche & Co Inc. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

3.2	Amended and Restated Bylaws of LaBranche & Co Inc. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

4.1	Specimen Stock Certificate. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

4.2	Indenture, dated as of May 18, 2004, by and among LaBranche & Co Inc., as issuer, and U.S. Bank National Association, as trustee, relating to the 91/2% Senior Notes due 2009 and the 11% Senior Notes due 2012. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.3	Form of 91/2% Senior Note due 2009 and 11% Senior Note due 2012 (included as Exhibit A to the Indenture filed as Exhibit 4.10). (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

4.4	Registration Rights Agreement, dated as of May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser. (Incorporated by reference to Exhibits 4.2 through 4.5 of our Quarterly Report on Form 10-Q for the three months ended June 30, 2004, filed August 9, 2004.)

10.1	LaBranche & Co Inc. Amended and Restated Annual Incentive Plan. (Incorporated by reference to Exhibit 10.4 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed March 1, 2007.)

10.2	Form of Employment Letter between LaBranche & Co Inc. and its executive officers. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.3	Form of Agreement Relating to Noncompetition and Other Covenants. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.4	Form of Pledge Agreement. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.5	Stockholders’ Agreement by and among LaBranche & Co Inc. and the Stockholders listed on Schedule I thereto. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.6	Form of Indemnification Agreement. (Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 333-81079), as amended, effective August 18, 1999.)

10.7	Purchase Agreement, dated May 4, 2004, by and among LaBranche & Co Inc., as issuer, and Credit Suisse First Boston, as initial purchaser, relating to the issuance of $200,000,000 9 1/2% Senior Notes due 2009 and $260,000,000 11% Senior Notes due 2012. (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-118248), as amended, effective September 9, 2004.)

10.8	Agreement of Lease between Broad Financial Center LLC and LaBranche & Co Inc., dated May 26, 2006. (Incorporated by reference to our Annual Report on Form 10-K, filed on March 11, 2007.)

10.9	Form of Change in Control Agreement, dated September 18, 2007, between the Company and each of Jeffrey A. McCutcheon and Stephen H. Gray. (Incorporated by reference to our Quarterly Report on Form 10-Q, filed on November 8, 2007.)

10.10	Form of LaBranche & Co Inc. 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit (d)(ii) of our Tender Offer Statement on Schedule TO, filed on January 29, 2010.)

10.11	Voting Agreement, dated as of February 16, 2011, by and between LaBranche & Co Inc. and RCG Holdings LLC (Incorporated by reference to our Current Report on Form 8-K filed on February 18, 2011).

12	Statement re computation of ratios of earnings to fixed charges (Incorporated by reference to Exhibit 12 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on March 16, 2011).

21	List of Subsidiaries (Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on March 16, 2011).

23.1	Consent of Rothstein, Kass & Company, P.C.

24	Manually signed Powers of Attorney (Incorporated by reference to Signature Page of our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on March 16, 2011)

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2010.

32.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Amendment No.1 on Form 10-K/A for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2011	LaBRANCHE & CO INC.

	By:	/s/ GEORGE M.L. LABRANCHE, IV
George M.L. LaBranche, IV

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GEORGE M.L. LABRANCHE, IV George M.L. LaBranche, IV	Chairman, Chief Executive Officer and President (Principal Executive Officer)	April 29, 2011

/s/ JEFFREY A. MCCUTCHEON Jeffrey A. McCutcheon	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2011

* Katherine Elizabeth Dietze	Director	April 29, 2011

* Donald E. Kiernan	Director	April 29, 2011

* Stuart M. Robbins	Director	April 29, 2011

* Alfred O. Hayward, Jr.	Executive Vice President and Director; Chief Executive Officer of LaBranche & Co. LLC	April 29, 2011

By:	/s/ GEORGE M.L. LABRANCHE, IV	April 29, 2011
George M.L. LaBranche, IV
Attorney-in-Fact

*	A signed Power of Attorney authorizing George M.L. LaBranche, IV, Jeffrey A. McCutcheon and Alfred O. Hayward, Jr., and each of them severally, to sign the annual report on Form 10-K for the fiscal year ended December 31, 2010 and any amendments thereto as attorneys-in-fact for certain directors and officers of the registrant is included herein as Exhibits 24, incorporated by reference to Exhibit 24 of the Form 10-K filed by the Company on March 16, 2011.