Form 10-Q
period 2011-03-31
LABRANCHE & CO INC
filed 2011-05-10
CIK 1089044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of May 9, 2011 was 40,931,997.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2011 (1)	2010 (1)(2)
REVENUES:
Net gain on trading	$7,331	$13,961
Trading Interest	135	499
Other	183	276

Total revenues	7,649	14,736

Interest expense:
Debt	—	2,639
Inventory financing	645	5,083

Total interest expense	645	7,722

Revenues, net of interest expense	7,004	7,014

EXPENSES:
Employee compensation and related benefits	3,632	3,305
Exchange, clearing, brokerage and license fees	1,372	531
Depreciation and amortization	608	484
Legal and professional fees	1,742	803
Communications	1,170	1,101
Occupancy	724	650
Early extinguishment of debt		7,192
Other	596	95

Total expenses	9,844	14,161

Loss from continuing operations before benefit for income taxes	(2,840)	(7,147)
Benefit for income taxes	(620)	(2,880)

Loss from continuing operations	(2,220)	(4,267)

Discontinued operations:
(Loss) income from operations of discontinued operations	(5,889)	2,963
Provision (benefit) for income taxes	13	(2,688)

(Loss) Income from discontinued operations	(5,902)	5,651

Net (loss) income	$(8,122)	$1,384

Weighted-average common shares outstanding:
Basic	40,932	48,540
Diluted	40,932	48,792

Basic net (loss) income per common share:
Continuing operations	$(0.06)	$(0.09)
Discontinued operations (1)	$(0.14)	$0.12

Total operations	$(0.20)	$0.03

Diluted net (loss) income per common share:
Continuing operations	$(0.06)	$(0.09)
Discontinued operations (1)	$(0.14)	$0.12

Total operations	$(0.20)	$0.03

(1)	In accordance with Financial Accounting Standards Board Accounting Standards the results of the Institutional Brokerage segment and certain Options market making and ISE groups have been reclassified as discontinued operations for all periods presented.
(2)	Certain of the Company’s March 31, 2010 balances have been adjusted to conform to the presentation in the current period.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(000’s omitted except per share data)

	As of
	March 31,	December 31,
	2011 (1)	2010 (1)
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$139,198	$84,396
Receivable from brokers, dealers and clearing organizations	41,328	166,500

Financial instruments owned, at fair value	305,646	492,176
Office equipment and leasehold improvements, at cost, less accumulated depreciation and amortization of $7,662 and $8,065 respectively	9,389	9,945
Held for sale	24,949	528,966
Deferred tax assets	1,846	2,653
Income tax receivable	1,055	625
Other assets	7,178	7,847

Total assets	$530,589	$1,293,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Payable to brokers, dealers and clearing organizations	$71,304	$254,410
Financial instruments sold, but not yet purchased, at fair value	225,616	165,244
Deferred rent expense and credit	2,479	2,543
Other liabilities	5,708	8,134
Income and deferred taxes payable	15	180
Held for sale	24,605	654,733

Total liabilities	329,727	1,085,244

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 200,000,000 shares authorized; 62,654,430 shares issued, 40,931,997 shares outstanding at March 31, 2011 and December 31, 2010.	627	627
Treasury stock, at cost, 21,722,433 at March 31, 2011 and December 31, 2010	(90,484)	(90,484)
Additional paid-in capital	700,036	700,036
Accumulated deficit	(405,070)	(396,948)
Accumulated other comprehensive loss	(4,247)	(5,367)

Total stockholders’ equity	200,862	207,864

Total liabilities and stockholders’ equity	$530,589	$1,293,108

(1)	In accordance with Financial Accounting Standards Board Accounting Standards the net asset of the Institutional Brokerage segment and certain Options market making and ISE groups have been reclassified as held for sale for all periods presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(000’s omitted)

	Common Stock
	Shares	Amount	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCES, December 31, 2009	51,471	$624	$(41,569)	$700,738	$(334,591)	$(3,943)	$321,259

Net loss	—	—	—	—	(62,357)	—	(62,357)
Other comprehensive loss:
Cumulative translation, adjustment net of taxes	—	—	—	—	—	(1,424)	(1,424)

Comprehensive loss							(63,781)

Purchase of treasury stock	(10,796)	—	(48,915)	—	—	—	(48,915)
Issuance of restricted stock, shares for option exercises and related compensation	257	3	—	(702)	—	—	(699)

BALANCES, December 31, 2010	40,932	$627	$(90,484)	$700,036	$(396,948)	$(5,367)	$207,864

Net loss	—	—	—	—	(8,122)	—	(8,122)
Other comprehensive loss:
Cumulative translation, adjustment net of taxes						1,120	1,120

Comprehensive loss							(7,002)

BALANCES, March 31, 2011 (unaudited)	40,932	$627	$(90,484)	$700,036	$(405,070)	$(4,247)	$200,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

(unaudited)

	Three Months Ended March 31,
	2011	2010 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,220)	$(4,267)
(Loss) income from discontinued operations, net of tax	(5,902)	5,651

Net income (loss)	(8,122)	1,384
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	607	503
Amortization of debt issuance costs and bond discount		94
Early extinguishment of debt		7,192
Share-based compensation expense		(760)
Deferred tax benefit	822	7,798
Deferred rent expense and credit	(64)	20
Changes in operating assets and liabilities:
Cash and securities segregated under federal regulations	—	—
Receivable from brokers, dealers and clearing organizations	125,602	(9,416)
Receviable from customers		20,563
Financial instruments owned, at fair value	188,355	198,263
Income tax receivable	(837)	(5,059)
Other assets	674	4,211
Payable to brokers, dealers and clearing organizations	(183,020)	(210,764)
Payable to customers	—	(22,382)
Financial instruments sold, but not yet purchased, at fair value	57,473	(325,567)
Accrued compensation	—	(2,918)
Accounts payable and other accrued expenses	—	(5,100)
Other liabilities	(2,435)	(12,940)
Income tax payable	(229)	(67)

Net cash provided by (used in) operating activities of continuing operations	178,826	(354,945)
Net cash provided by (used in) operating activities of discontinued operations (2)	(126,111)	497,557

Net cash provided by (used in) operating activities	52,715	142,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of office equipment and leasehold improvements	(47)	(117)
Payments for purchases of exchange memberships	—	(125)

Net cash used in investing activities	(47)	(242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of short-term debt		(189,323)
Discount (premium) on early extinguishment of debt		(5,228)
Purchases of treasury stock		(39,756)

Net cash used in financing activities	—	(234,307)

Effect of exchange rate changes on cash and cash equivalents	2,134	(494)
(Decrease) increase in cash and cash equivalents	$54,802	$(92,431)
CASH AND CASH EQUIVALENTS, beginning of period	84,396	185,920

CASH AND CASH EQUIVALENTS, end of period	$139,198	$93,489

SUPPLEMENTAL DISCLOSURE OF CASH PAID DURING THE PERIOD FOR:
Interest	$645	$10,426
Income taxes	$74	$907

(1)	Certain of the Company’s March 31, 2010 balances have been adjusted to conform to the presentation in the current period.
(2)	The net cash used in operating activities of discontinued operations does not reflect $126 million of cash provided by a decrease in net receivable/payable from/to brokers, dealers and clearing organizations during the quarter ended March 31, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements.

LaBRANCHE & CO INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts of LaBranche & Co Inc., a Delaware corporation (the “Holding Company”), and its subsidiaries, LaBranche Structured Holdings, Inc., a Delaware corporation (“LSHI”), LaBranche & Co. LLC (“LaBranche LLC”), a New York limited liability company, and LABDR Services, Inc., a Delaware corporation (“LABDR”). The Holding Company is the sole member of LaBranche & Co. LLC (“LaBranche LLC”) and the 100% stockholder of LSHI and LABDR. In addition, LSHI is a holding company that is the sole member of LaBranche Capital, LLC (“LCAP”), and LaBranche Structured Products Specialists LLC, a New York limited liability company (“LSPS”), the 100% owner of LaBranche Structured Products Europe Limited, a United Kingdom single member private company (“LSPE”), and LaBranche Structured Products Hong Kong Limited, a Hong Kong single member private company (“LSPH”), and the sole stockholder of LaBranche Structured Products Direct, Inc., a New York corporation (“LSPD” and collectively with the Holding Company, LaBranche LLC, LCAP, LSHI, LABDR, LSPS, LSPE, LSPD and LSPH, the “Company”). All material inter-company transactions have been eliminated in consolidation. LCAP was formed on November 30, 2010 by virtue of a merger of LaBranche Structured Products, LLC, a New York limited liability company (“LSP”) and LaBranche Financial Services, LLC, a New York limited liability company (“LFS”).

LCAP is a registered broker-dealer and Financial Industry Regulatory Authority (“FINRA”) member firm that operates as a market-maker in Exchange Traded Funds (“ETFs”), engages in hedging activities in options, ETFs, structured notes, foreign currency securities and futures related to its market-making operations and also conducts principal trading activities in these securities. In the first quarter of 2011, the Company discontinued certain operations of its market-making segment, including upstairs options market-making on various exchanges and electronic market-making in the International Securities Exchange (“ISE”). In January 2011, the Company initiated a plan to cease the operations of the LFS division of LCAP, which provided securities execution and brokerage services to institutional investors and professional traders. Prior to its merger into LCAP, LFS was also a market maker in over-the-counter, bulletin board and pink sheet securities. LSPS is a non-registered proprietary trading company that currently is inactive. LaBranche LLC was a registered broker-dealer that, until January 22, 2010, operated primarily as a Designated Market Maker (“DMM”) in equity securities and rights listed on the NYSE. On January 22, 2010, the Company sold its DMM business to Barclays Capital, Inc., a division of Barclays Bank Plc (“Barclays”) and, effective as of December 31, 2010, the Company withdrew LLC’s registration as a broker-dealer and no longer conducts business activities. LSPE operates as a market-maker for ETFs traded on the London Stock Exchange and the Eurex and Euronext exchanges, and is registered as a broker-dealer with the United Kingdom’s Financial Services Authority. LSPH is registered as a market-maker for ETFs in Hong Kong and is registered as a broker-dealer with Hong Kong’s Securities and Futures Commission. LSPD withdrew as a broker-dealer on December 13, 2010 and no longer conducts business activities. LABDR is an investment company with a minority ownership in a New Jersey aviation partnership. One of the Company’s other subsidiaries, LaBranche & Co. B.V. had ceased operations on June 30, 2007 and was liquidated at the end of January 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the first quarter of 2011, the Company discontinued certain operations, including the Institutional Brokerage segment and the upstairs options market making business on various exchanges and electronic market-making business on the International Securities Exchange (“ISE”), which formed a portion of its Market-Making segment. In addition, as noted above in Note 1, on January 22, 2010, LaBranche LLC completed the sale of its DMM business on the NYSE to Barclays, which resulted in the discontinuation of its DMM operations.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-20, “Discontinued Operations,” the assets and liabilities of the DMM business of LaBranche LLC, the Institutional Brokerage segment and the upstairs market-making and electronic market making components of its options market making business have been reclassified as held for sale in the condensed consolidated statements of financial condition and these components’ results have been reclassified as discontinued operations in the condensed consolidated statements of operations and the condensed consolidated statements of cash flows.

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

The unaudited interim condensed consolidated financial information as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 is presented in the accompanying condensed consolidated financial statements. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial information. The unaudited interim condensed consolidated financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions. The unaudited interim condensed consolidated financial information as of March 31, 2011 should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2011 and as amended in Amendment No. 1 on Form 10-K/A (collectively, the “2010 10-K”). Results for the three months ended March 31, 2011 interim period are not necessarily indicative of results to be obtained for the full fiscal year.

4.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Accounting for Income Taxes” and ASC 740, “Accounting for Uncertainty in Income Taxes - an interpretation of ASC 740”. ASC 740 requires the recognition of tax benefits or expenses based on the estimated future tax effects of temporary differences between the financial statement and tax bases of its assets and liabilities. Deferred tax assets and liabilities primarily relate to tax basis differences on unrealized gains on corporate equities and net operating loss carry-forwards. These temporary differences result in taxable or deductible amounts in future years and are measured using the tax rates and laws that are expected to be in effect when such differences reverse.

The Company maintains a small tax contingency reserve of $5,200 in the first quarter due to the sale of the DMM business and the conclusion of a tax audit cycle. The Company has a tax valuation allowance on all net operating loss carryforwards of $44.1 million which represents $30.8 million for federal tax purposes and $13.3 for state and local tax purposes. The components of the (benefit) for income taxes reflected on the condensed consolidated statements of operations are set forth below:

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)	(unaudited)
Current income taxes:
Federal	$—	$(6,827)
Foreign	(681)	652
State and local	74	952

Total current	(607)	(5,223)

Deferred income taxes:
Federal	—	2,629
State and local	—	(2,974)

Total deferred	—	(345)

Total (benefit) for income taxes	$(607)	$(5,568)

Current income taxes: Continuing Operations
Federal	$—	$(2,881)
Foreign	(681)	652
State and local	61	(55)

Total current	(620)	(2,284)

Deferred income taxes:
Federal	—	2,426
State and local	—	(3,022)

Total deferred		(596)

Total (benefit) for income taxes	$(620)	$(2,880)

Current income taxes: Discontinued Operations
Federal	$—	$(3,946)
State and local	13	1,007

Total current	13	(2,939)

Deferred income taxes:
Federal	—	203
State and local		48

Total deferred	—	251

Total (benefit) provision for income taxes	$13	$(2,688)

The foreign taxes represent taxes payable to the United Kingdom for LSPE, which is the single member private equity company in the UK that has been considered a “controlled foreign corporation” since January 1, 2008.

5.	CAPITAL AND NET LIQUID ASSET REQUIREMENTS

As a registered broker-dealer and FINRA member firm, LCAP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LCAP is required to maintain minimum net capital, as defined, equivalent to the greater of $1 million or 2% of aggregate indebtedness, as defined. As of March 31, 2011 and December 31, 2010, LCAP’s net capital, as defined, was $37.2 million and $38.3 million, respectively, which exceeded minimum requirements by $36.2 million and $37.3 million, respectively. LCAP’s aggregate indebtedness to net capital ratio on those dates was 0.11 to 1 and 0.18 to 1, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, LSPE’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of March 31, 2011, Tier 1 capital, as defined, was $52.7 million which exceeded the total variable capital requirement by $27.1 million. This Tier 1 capital included a loan to LSHI by LSPE as of February 2011, in the aggregate principal amount of $11.9 million. At December 31, 2010, Tier 1 capital, as defined, was $60.5 million which exceeded the total variable capital requirement by $32.0 million.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at March 31, 2011 and December 31, 2010) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at March 31, 2011 and December 31, 2010) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of March 31, 2011, LSPH’s liquid capital, as defined was $2.8 million, which exceeded its minimum requirements by $2.4 million. As of December 31, 2010, LSPH’s liquid capital, as defined was $2.9 million, which exceeded its minimum requirements by $2.5 million.

6.	INCOME (LOSS) PER SHARE

The computations of basic and diluted income (loss) per share are set forth below (000’s omitted, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator for basic and diluted (loss) income per common share – net income (loss)	$(8,122)	$1,384
Denominator for basic (loss) income per common share – weighted-average number of common shares outstanding	40,932	48,540

Dilutive shares:
Restricted stock units		252

Denominator for diluted (loss) income per common share – weighted-average number of common shares outstanding	40,932	48,792

Basic net (loss) income per common share:
Continuing operations	$(0.06)	$(0.09)
Discontinued operations	$(0.14)	$0.12

Total operations	$(0.20)	$0.03

Diluted net (loss) income per common share:
Continuing operations	$(0.06)	$(0.09)
Discontinued operations	$(0.14)	$0.12

Total operations	$(0.20)	$0.03

Options to purchase an aggregate of 230,000 shares of common stock were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of diluted income (loss) per share because the options’ exercise prices were greater than the market price of the Company’s common stock. The Company did not repurchase any shares of its outstanding common stock during the first quarter of 2011 and the company had 40,931,997 shares of common stock outstanding as of March 31, 2011. On January 29, 2010, the Company commenced a tender offer to purchase up to 15,000,000 shares of its outstanding common stock, at a price of $4.60 per share. On March 1, 2010, the tender offer expired and the Company repurchased an aggregate of 8,539,667 shares of common stock at a price of $4.60 per share plus transaction costs, for a total tender price of $39.6 million. In addition to the tender offer, the Company repurchased an aggregate of 32,200 shares of its outstanding common stock in the first quarter of 2010, for a total price of $0.2 million or an average price of $4.84 per share.

As of March 31, 2011, the Company has 40,931,997 shares issued and outstanding. The Company has approximately $51.1 million in board authorized repurchases remaining under its repurchase program. Due to the pending Merger with Cowen, the Company does not anticipate any further repurchases.

7.	EMPLOYEE INCENTIVE PLANS

ASC 505 and 718, “Share Based Payments” requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award.

The following disclosures are also being provided pursuant to the requirements of ASC 505 and 718:

The Company has sponsored two share-based employee incentive plans – the LaBranche & Co Inc. Equity Incentive Plan (the “Old Plan”), which terminated in August 2009, and the LaBranche & Co Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The Old Plan provided, and the 2010 provides, for grants of incentive stock options, nonqualified stock options, restricted shares of common stock, restricted stock units (“RSUs”), unrestricted shares and stock appreciation rights.

The rights of any person who received an option grant or grant of restricted stock units that are currently outstanding under the Old Plan were not affected by reason of the termination of the Old Plan and will continue in accordance with the terms of the award agreement regarding those options or restricted stock units. As of March 31, 2011, the only options outstanding under the Old Plan were options to purchase 230,000 shares of the Company’s common stock, each at a price of $35.00 per share. No options or RSUs were granted by the Company under the 2010 Plan during the first quarter of 2011. The fair value of the restricted stock awards granted under the Old Plan was determined by using the closing price of the Company’s common stock on the respective dates on which the awards were granted. Grant date was determined to be the date the compensation committee of the Board of Directors approved the grant, except in circumstances where the approval by the compensation committee was contingent upon a future event, such as the negotiation and execution of an employment agreement, in which case the grant date would be the date the condition is satisfied. Amortization of compensation costs for grants awarded under the Old Plan recognized during the three months ended March 31, 2011 was approximately $0.3 million compared to approximately $0.3 million for the same period in 2010. The tax benefit realized in the Condensed Consolidated Statements of Operations for the Plan was approximately $0.1 million for three ended March 31, 2011, excluding the amount recorded for the change in the forfeiture rate, compared to $0.1 million for the same period in 2010.

Unrecognized compensation cost related to the Company’s non-vested stock options and restricted stock unit awards totaled $.0 million, at fair value, at March 31, 2011 and $0 million at December 31, 2010.

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

The total number of shares of the Company’s common stock that can be issued under the 2010 Plan cannot exceed 2,000,000 shares. As of March 31, 2011, 1,934,257 shares remained available for grant under the 2010 Plan. Due to the termination of the Old Plan, there are no shares available for grant under the Old Plan.

Restricted Stock Units

As of March 31, 2011 and March 31, 2010, there were no restricted stock units outstanding under either the Old Plan or the 2010 Plan.

Pursuant to the merger agreement with Cowen, the Company has agreed not to issue any shares under the employee Equity Incentive Plan.

Stock Options

As of March 31, 2011, all outstanding stock options were fully vested and exercisable. In general, all stock options expire on the tenth anniversary of grant, although they may be subject to earlier termination or cancellation in certain circumstances under the Old Plan and the stock option agreement, such as death, disability or other termination of employment prior to the tenth anniversary of grant. The dilutive effect, if any, of the Company’s outstanding stock options is included in “Weighted Average Common Shares Outstanding – Diluted” on the Condensed Consolidated Statements of Operations.

The following table provides information about options to purchase the Company’s common stock:

	Number of Shares	Weighted Average Exercise Price per Share
Options Outstanding as of December 31, 2010	230,000	$35.00
Options Granted	—	—
Options Exercised	—	—
Options Forfeited

Options Outstanding as of March 31, 2011	230,000	$35.00

Options Exercisable as of:
March 31, 2011	230,000	$35.00

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
$31.00 – $40.99	230,000	0.90	$35.00	230,000	$35.00

No options were exercised during the three months ended March 31, 2011 and 2010. The options are due to expire January 17, 2012, and pursuant to the Agreement and Plan of Merger among Cowen Group, Inc., Louisiana Merger Sub, Inc. and the Company, dated as of February 16, 2011, all of the outstanding options will be terminated without consideration immediately prior to the consummation of the merger, if the merger is consummated.

8.	BUSINESS SEGMENTS

Segment information is presented in accordance with ASC 280, “Disclosures About Segments of an Enterprise and Related Information.” The Company’s business segments are based upon the nature of the financial services provided, their revenue source and the Company’s management organization.

The Company’s Market-Making segment operates as a market-maker in ETFs on several exchanges and engages in global derivatives arbitrage trading. The Market-Making segment currently includes the operations of LSHI and its subsidiaries (namely, LCAP, LSPE and LSPH). Due to the sale of the DMM operations of LaBranche LLC on January 22, 2010 and the discontinuation of certain of

LCAP’s upstairs and electronic market making operations, the Market Making segment excludes these components of the market-making operations, and includes only the net earnings from continuing operations.

The Company’s Institutional Brokerage segment was discontinued in the first quarter of 2011. The Institutional Brokerage segment previously provided securities execution and brokerage services to institutional investors and professional traders.

The Company’s Other segment currently includes the operations of the Holding Company and LABDR, and is comprised primarily of the interest on the Holding Company’s indebtedness (through February 15, 2010, when the Company redeemed all of its public indebtedness), unallocated corporate administrative expenses, including professional and legal costs, unallocated revenues (primarily interest income) and elimination entries.

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

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Market-Making Segment:
Total revenues, net interest expense	$7,142	$9,831
Operating expenses	5,784	5,786
Depreciation and amortization	25	42

(Loss) income before taxes	$1,333	$4,003

Segment assets	$486,907	$2,538,489

Other:
Total revenues, net of interest expense	$(138)	$(2,817)
Operating expenses	3,452	699
Early extinguishment of debt		7,192
Depreciation and amortization	583	442

Loss before taxes	$(4,173)	$(11,150)

Segment assets	$43,682	$57,233

Total:
Total revenues, net of interest expense	$7,004	$7,014
Operating expenses	9,236	6,485
Early extinguishment of debt	—	7,192
Depreciation and amortization	608	484

(Loss) income before taxes	$(2,840)	$(7,147)

Assets	$530,589	$2,595,722

9.	FAIR VALUE MEASUREMENTS

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

The following table represents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of the dates presented (000’s omitted):

March 31, 2011

(unaudited)

	Level 1	Level 2	Level 3	Netting and Collateral	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities, not readily marketable	$—	$3,274	$—	$—	$3,274
Corporate equities
Basic Materials	13,663				13,663
Health care	8,391				8,391
Financials	5,601				5,601
Retail	5,037				5,037
Oil & Gas exploration & refining	2,514				2,514
Industrials	6,534				6,534
Other	8,581	740			9,321
Government and corporate bonds		—	—		—
US Government & municipal	5,775				5,775
Industrials	670				670
Other	3,278				3,278
Derviative		—	—		—
Foreign Currency	2,847	87,242		(83,986)	6,103
Basic Materials	6,782				6,782
Oil & Gas exploration & refining	5,037				5,037
Other	769				769
Exchange-traded funds	222,897	—	—		222,897

Total financial instruments owned	298,376	91,256	—	(83,986)	305,646
US Treasuries	1,000	—	—		1,000
Cash and securities segregated under federal regulations		—	—		—

Total assets, at fair value	$299,376	$91,256	$—	$(83,986)	$306,646

LIABILITIES:
Government and corporate bonds
Foreign	$1,768	$—	$—	$—	$1,768
Other	9,166				9,166
Corporate equities			—
Financials	5,841				5,841
Basic Materials	8,219				8,219
Oil & Gas exploration & refining	18,516				18,516
Consumer	15,250				15,250
Other	1,211	2			1,213
Derivatives				—
Basic Materials	5,525				5,525
Foreign Currency	13,341	113,593		(113,593)	13,341
Other	19,933				19,933
Exchange-traded funds	126,844	—	—	—	126,844

Total financial instruments sold, not yet purchased, at fair value	$225,614	$113,595	$—	$(113,593)	$225,616

December 31, 2010

(audited)

	Level 1	Level 2	Level 3	Netting and Collateral	Total
ASSETS:
Financial instruments owned, at fair value:
Corporate equities, not readily marketable	$—	2,554	$—	$—	$2,554
Corporate equities	—	—	—	—	—
Mining	10,817	—	—	—	10,817
Retail	8,520	—	—	—	8,520
Oil & Gas exploration & refining	6,524	—	—	—	6,524
Other	45,085	21	—	—	45,106
Government and corporate bonds	—	—	—	—
US Government & municipal	7,304	—	—	—	7,304
Foreign	8,162	—	—	—	8,162
Other	7,029	—	—	—	7,029
Derivative contracts	—	—	—	—
Foreign Currency	—	113,793	—	(101,872)	11,921
Other	15,740	—	—	—	15,740
Exchange-traded funds	367,701	2	—	—	367,703
Leveraged loans	796	—	—	—	796

Total financial instruments owned	477,678	116,370	—	(101,872)	492,176

US treasuries	1,000	—	—	—	1,000
Cash and securities segregated under federal regulations	1,727	—	—	—	1,727

Total assets, at fair value	$480,405	$116,370	$—	$(101,872)	$494,903

LIABILITIES:
Government and corporate bonds
US government & municipal	$5,537	$—	$—	$—	$5,537
Foreign	6,772	—	—	—	6,772
Oil & Gas exploration & refining	3,696	—	—	—	3,696
Financial services	3,577	—	—	—	3,577
Other	14,386	—	—	—	14,386
Corporate equities	—	—	—	—	—
Mining	15,157	—	—	—	15,157
Oil & Gas exploration & refining	9,512	—	—	—	9,512
Other	38,667	2	—	—	38,669
Derivative contracts	—	—	—	—	—
Foreign Currency	—	141,638	—	(141,638)	—
Other	31,821	—	—	—	31,821
Exchange-traded funds	36,117	—	—	—	36,117

Total financial instruments sold, not yet purchased, at fair value	$165,242	$141,640	$—	$(141,638)	$165,244

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

The Company has elected to offset fair value amounts recognized for cash collateral receivables against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At March 31, 2011 and December 31, 2010, the Company offset cash collateral receivables of $5.4 million and $39.8 million, respectively, against its net derivatives.

Derivatives Trading Activities

The following table (000’s omitted) sets forth by major product type the firm’s gains/(losses) related to derivatives trading activities for the three months ended March 31, 2011 in accordance with ASC 815. These gains/(losses) are not representative of the firm’s individual business unit results because many of the firm’s trading strategies utilize financial instruments across various product types. Accordingly, gains or losses in one product type frequently offset gains or losses in other product types. The gains/(losses) set forth below are included in “Net gain (loss) on trading” in the condensed consolidated statements of operations.

Type of Instrument	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Options	$(6,537)	$48,203
Forwards	4,087	(5,556)
Futures	4,782	(23,769)

Total	$2,332	$18,878

The Company enters into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter options that derive their value from underlying assets indices, reference rates on a combination of these factors. Derivative transactions are entered into for trading purposes.

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

Our traders purchase and sell futures, options, the stocks underlying certain ETFs and options positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our options, futures and ETFs market making activities, are responsible for monitoring these risks. Furthermore, our aggregate risk in connection with our options, futures and ETFs trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored.

10.	CONTINGENCIES

There have been no material new developments in the Company’s legal proceedings, including the In re NYSE Specialists Securities Litigation, the NYSE Regulation proceeding against LSP and former trader and the Cowen Litigation, since the March 16, 2011 filing of its 2010 10-K, as amended on April 29, 2011, except as follows:

NYSE Regulation proceeding against LSP and former trader. On March 30, 2011, FINRA and the Respondents reached an agreement in principal to settle the proceeding. The agreement in principle remains subject to the negotiation and execution of a formal stipulation and consent to penalty, FINRA hearing officer approval and the expiration of a 20-day notice period to the NYSE-Amex board of directors.

Cowen Litigation. On April 15, 2011, plaintiffs filed an amended complaint, which, among other things, adds allegations that the Registration Statement on Form S-4 that Cowen and the Company filed with the SEC on March 31, 2011 and that included a preliminary joint proxy statement/prospectus relating to the transaction, was inadequate and failed to provide our stockholders with information needed to cast an informed vote on the transaction. The other defendants and the Company have not yet responded to the amended complaint. On May 2, 2011, the parties reached an agreement in principle, memorialized in a memorandum of understanding dated May 2, 2011, to resolve the consolidated action on the basis of Cowen’s and the Company’s inclusion of certain additional disclosures in an amended Form S-4, which was filed on May 3, 2011. The agreement in principle remains subject to the negotiation and execution of a formal stipulation settlement, notice to putative class and court approval.

The Company believes that the claims asserted against it by the plaintiffs in the pending proceedings described in the 2010 10-K, as amended, and above are without merit, and the Company denies all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of these proceedings. Therefore, the Company is unable to estimate the amount or potential range of any loss that may arise out of these proceedings, other than with respect to the NYSE Regulation proceeding against LSP and former trader, for which the Company has made a reserve for an immaterial amount. The range of possible resolutions could include determinations and judgments against the Company or settlements that could require substantial payments by the Company that could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

In addition to the proceedings described in the 2010 10-K, as amended, and above, the Company and its operating subsidiaries have been the target, from time to time, of various claims, lawsuits and regulatory inquiries in the ordinary course of their respective businesses. While the ultimate outcome of those claims and lawsuits which are currently pending cannot be predicted with certainty, the Company believes, based on its understanding of the facts of these proceedings, that their ultimate resolution will not, in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

11.	DISCONTINUED OPERATIONS

During the first quarter of 2011, the Company discontinued the Institutional brokerage segment, which consisted of the business and operations of LFS that merged into, and became the LFS division of, LCAP in November 2010. In addition, the Company discontinued the upstairs options market making business on various exchanges and the electronic options market making business on ISE that were components of the market-making operations of LCAP as of March 31, 2011.

On January 22, 2010, LaBranche LLC sold its DMM operations on the NYSE. The assets sold included LaBranche LLC’s stock listing rights, its DMM inventory positions at the date of sale and a portion of its fixed assets related to computer equipment and software development. After this sale, LaBranche LLC retained all cash and other non-DMM assets, including its NYX shares to the Company. As a result of the sale of the DMM business, at December 31, 2009, LaBranche LLC recognized a non-cash impairment charge related to its intangible assets in the DMM business of $87.6. As a result of this impairment at December 31, 2009, the Company did not recognize any gain or loss on the disposition of the DMM operations in 2010. The operating results related to the Company’s discontinued operations, is summarized as follows:

	For The Three Months Ended March 31,
	2011	2010 (1)
	(unaudited)	(unaudited)
Revenues, net of interest expense	$(2,354)	$21,323
Total expenses	3,535	18,360

(Loss) income before provision for income taxes	(5,889)	2,963
(Benefit) provision for income taxes	13	(2,688)

(Loss) income from discontinued operations	$(5,902)	$5,651

(1)	The Company’s March 31, 2010 balances have been adjusted to conform to the presentation in the current period.

12.	SHORT-TERM DEBT

As of March 31, 2011, the Company had no remaining debt. On February 15, 2010 the Company redeemed of all its remaining outstanding 11% Senior Notes due 2012, in the aggregate principal amount of $189.3 million, at the redemption price of 102.75% plus accrued and unpaid interest.

For the three months ended March 31, 2011 and 2010, interest expense related to the Company’s outstanding public indebtedness totaled $0 and $2.6 million, respectively, including debt issuance costs.

13.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 10th of 2011, the date of issuance of these financial statements, as required by ASC 855.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless the context otherwise requires, the “Company” or “we” shall mean LaBranche & Co Inc. and its wholly-owned subsidiaries.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 10-K”) and our Condensed Consolidated Financial Statements and the Notes thereto contained in this report.

Executive Overview

For the first quarter of 2011, we reported an after-tax net loss of $8.1 million, or $0.20 per share, which includes net losses of $5.9 million in connection with the discontinuation of certain of our business lines and $1.4 million of costs related to our proposed merger with Cowen Group, Inc. (“Cowen”) that we previously announced on February 17, 2011. This compares to after-tax net income of $1.4 million, or $0.03 per share, for the first quarter of 2010, which included an after-tax charge of $4.3 million related to the redemption of all of our remaining outstanding public indebtedness.

On a pro-forma basis, we reported a net loss from continuing operations for the first quarter of 2011 of $2.2 million, or $0.06 per share, which includes $1.4 million in expenses related to our proposed merger with Cowen, compared to a pro-forma net loss from continuing operations of $4.3 million, or $0.09 per share, for the first quarter of 2010.

In the first quarter of 2011, we commenced an initiative to cease our domestic upstairs options market-making business, which was the market-making business that caused the substantial majority of our losses in 2009, 2010 and the first quarter of 2011. We also terminated our electronic options market-making business on the International Securities Exchange (“ISE”), which has not been a material contributor to our trading results since it commenced in October 2010. We made these decisions due to significantly reduced margins in these businesses and following significant reductions in our positions after the departure of our options market-making traders. Our decision to exit the upstairs options market-making business was undertaken after we experienced substantial losses both from legacy positions of a previous market-making team that had left in 2009 and new losses from the replacement market-making team that commenced trading in April 2009. While our returns and margins continued to decline for this business, the expenses associated with the business, including exchange, clearing and brokerage expenses, did not decline substantially and we came to the decision that it would be difficult achieve sustainable profitability going forward.

In January 2011, we also commenced a plan to terminate our Institutional Brokerage segment, which included the institutional execution group and professional trader group businesses, due to continued declines in trading volumes and lack of profitability. Although we had taken significant successful initiatives to cut expenses and reduce headcount in the Institutional Brokerage segment in order to rationalize the costs and reduced order flow of these businesses, these reductions did not generate significant improvement in results. Our decision to exit from this business was undertaken despite substantial efforts to improve this business in which the benefits did not materialize in a challenging economic and changing market structure environment.

Due to the cessation of these businesses, we are reporting the upstairs options market-making business, the ISE market-making business and the Institutional Brokerage segment as discontinued operations in addition to the discontinued DMM operations that were sold by LaBranche & Co. LLC in January 2010.

As a result of the exit from the options market-making businesses and the Institutional Brokerage segment noted above, our balance sheet has been significantly reduced from $1.3 billion at December 31, 2010 to $530.6 million at March 31, 2011, principally due to the significant reduction in our trading assets and liabilities.

In the first quarter of 2011, we continued our efforts to substantially cut overhead and other operational costs, such as employee compensation, communication expenses and inventory financing costs. Although we continued the progress in reducing these fixed and variable costs, the decline in margins and volumes traded noted above made it increasingly difficult to realize the costs savings in our bottom line results.

We are continuing to focus our efforts on the business lines that provide us with the best opportunity to generate positive income, including domestic and international ETF market-making and global derivatives arbitrage trading. We still believe that our strategies in these businesses are better suited to the current market structure and environment and require lower inventories.

As previously announced, we entered into a definitive agreement to be acquired by Cowen. Under the terms of the agreement, Cowen will acquire us in a stock-for-stock merger transaction. We believe this transaction is in the best interests of our stockholders in that it provides our stockholders the best available opportunity to realize the value of their holdings and to potentially participate in the earnings of an improved combined company. The consummation of the merger is subject to, among other things, the approval by our stockholders and receipt of necessary regulatory approvals.

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

The following is a reconciliation of U.S. GAAP results from continuing operations to our pro-forma results from continuing operations for the periods presented:

	Three Months Ended March 31,
	2011			2010
	Amounts as reported	Adjustments	Pro forma amounts	Amounts as reported	(1) Adjustments	Pro forma amounts
Revenues, net of interest expense, from continuing operations	$7,004	$—	$7,004	$7,014	$—	$7,014
Total expenses	9,844		9,844	14,161	(7,192)	6,969

(Loss) income before (benefit) provision for income taxes	(2,840)	—	(2,840)	(7,147)	7,192	45
(Benefit) provision for income taxes	(620)		(620)	(2,880)	2,877	(3)

(Loss) income from continuing operations	$(2,220)	$—	$(2,220)	$(4,267)	$4,315	$48

Basic per share	$(0.06)		$(0.06)	$(0.09)	$0.09	$0.00
Diluted per share	$(0.06)		$(0.06)	$(0.09)	$0.09	$0.00

(1)	Expense adjustment reflects the expense associated with early extinguishment of the Company’s debt in accounting period.

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

Results of Operations

Market-Making Segment Operating Results from Continuing Operations

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2011	2010
Revenues:
Net gain on trading	$7,638	$13,739	(44.4)%
Other	149	1,175	(87.3)

Total segment revenues	7,787	14,914	(47.8)
Inventory financing	645	5,083	(87.3)

Revenues, net of interest expense	7,142	9,831	(27.4)
Operating expenses	5,809	5,828	(0.3)

Income before taxes	$1,333	$4,003	(66.7)%

Revenues from our Market-Making segment from continuing operations consist primarily of net gains and losses resulting from our market-making activities in ETFs, the net gains and losses resulting from trading of foreign currencies, futures and equities underlying the rights and ETFs for which we act as market-maker.

Net gain (loss) on trading represents trading gains net of trading losses and certain exchange imposed trading activity fees, where applicable, and are earned by us when we act as principal buying and selling stocks, rights, options, ETFs and futures in connection with our ETF market-making activities and global derivatives arbitrage business, as well as the aggregate gains/(losses) generated from other investments not derived specifically from these market-making activities.

Other revenue at our Market-Making segment consists primarily of miscellaneous receipts not derived specifically from market-making activities.

Interest expense attributable to our Market-Making segment is the result of inventory financing costs relating to positions taken in connection with our options, futures and ETFs market-making operations.

Three Months Ended March 31, 2011 Compared to March 31, 2010

Net gain on trading declined, mainly due to decreases in net gain on principal transactions and a decline in the transactions in which we traded as principal. Principal transactions gains were mainly attributable to our ETF market-making, our global derivatives arbitrage trading and foreign currency trading activity. The upstairs options market-making business and the electronic ISE market-making business each generated trading losses in the first quarter of 2011 following periods of significant losses in 2009 and 2010. These losses, as well as continued declines in margins and profitability led us to discontinue certain options market making businesses in the first quarter of 2011.

Other revenues decreased primarily as a result of reduced trading interest income.

Inventory financing decreased primarily as a result of a decrease in our positions and lower rates relating to margin interest.

For a discussion of operating expenses see “Our Operating Expenses” below.

Other Segment Operating Results

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2011	2010
Other	$(138)	$(178)	(22.5)%

Total segment revenues	(138)	(178)	(22.5)
Fixed interest on debt		2,639	(100.0)

Revenues, net of interest expense	(138)	(2,817)	(95.1)
Early extinguishment of debt		7,192	(100.0)
Operating expenses	4,035	1,141	253.6

Loss before taxes	$(4,173)	$(11,150)	(62.6)%

The portion of our revenues that is not generated from our market making segment consists primarily of unrealized gains or losses on our non-marketable investments and interest income from short-term investments of our excess cash.

Revenues, net of interest expense, of our Other segment is calculated after netting revenues by the interest expense related to our public debt and interest accrued on reserves.

Interest expense mainly relates to the effective yield on our public debt inclusive of our debt issuance costs. As noted, on February 15, 2010, we redeemed all of the 2012 Notes and which eliminated the fixed interest on public debt of approximately $21 million per year. The fixed interest on debt of $2.6 million in the three months ended March 31, 2010 represents the interest we paid on our outstanding debt in the first quarter of 2010 until the debt was redeemed in February 2010. There was no interest on our indebtedness in 2011 due to the fact that we had no outstanding debt during the period.

Operating expenses mainly relate to finance, accounting, tax, legal, treasury and human resource expenditures as well as related insurance and corporate governance costs and fees. Included in the March 31, 2011 quarter operating expenses were approximately $1.4 million of professional and consulting expenses related to the merger transaction with Cowen. By comparison, the March 31, 2010 quarter included favorable reductions to operating expenses of $1.3 million related to non-cash compensation adjustments and interest on tax contingencies.

Three Months Ended March 31, 2011 Compared to March 31, 2010

Other revenues decreased primarily as a result of a decrease in the market value of our non-marketable investments.

Interest expense decreased primarily due to the redemption and repurchase of our outstanding debt.

For a discussion of operating expenses see “Our Operating Expenses” below.

Our Operating Expenses

	For the Three Months Ended March 31,		Percentage Change
(000’s omitted)	2011	2010
Expenses:
Employee compensation and related benefits	$3,632	$3,305	9.9%
Exchange, clearing, brokerage and license fees	1,372	531	158.4
Depreciation and amortization	608	484	25.6
Extinguishment of debt		7,192	(100.0)
Other operating expenses	4,232	2,649	59.8

Total expenses before taxes	$9,844	$14,161	(30.5)

Benefit for income taxes	$(620)	$(2,880)	(78.5)%

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

Three Months Ended March 31, 2011 Compared to March 31, 2010

Employee compensation and related benefits decreased as a result of our terminations of employees related to our discontinued operations.

Depreciation and amortization of intangibles increased as a result of the acceleration of amortization of our leasehold improvements due to a reduction in their useful life.

Extinguishment of debt relates to costs associated with the redemption and cancellation of our remaining outstanding public indebtedness.

Included in the March 31, 2011 quarter other operating expenses were approximately $1.4 million of professional and consulting expenses related to the merger transaction with Cowen. By comparison, the March 31, 2010 quarter included favorable reductions to other operating expenses of $0.7 million related to interest on tax contingencies.

Liquidity and Capital Resources

As of March 31, 2011, we had $530 million in assets, of which $139.2 million consisted of cash and short-term investments, primarily in overnight time deposits, government obligations maturing within 30 days and cash and securities segregated under federal regulations. This compares with $1,293 million in assets at December 31, 2010, of which $84.4 million consisted of cash and short–term investments. To date, we have financed our operations primarily with cash flows from operations and proceeds from our debt and equity offerings. Due to the nature of the securities business and our role as a market-maker and execution agent, the amount of our cash and short-term investments, as well as operating cash flow, may vary considerably due to a number of factors, including the dollar value of our positions as principal, whether we are net buyers or sellers of securities, the dollar volume of executions by our customers and clearing house requirements, among others. Certain regulatory requirements constrain the use of a portion of our liquid assets for financing, investing or operating activities. Similarly, due to the nature of our business lines, the capital necessary to maintain current operations and our current funding needs subject our cash and cash equivalents to different requirements and uses.

At March 31, 2011, our net cash capital position was $79.3 million. Fluctuations in net cash capital are common and are a function of variability in our total assets, statement of financial condition composition and total capital. We attempt to maintain cash capital sources in excess of our aggregate longer-term funding requirements (i.e., positive net cash capital). Over the previous 12 months, our net cash capital has averaged above $58.2 million.

	($ millions)
	3/31/2011	3/31/2010

Cash Capital Available:
Stockholders’ equity	$200.9	$279.5
Other holding company liabilities	5.0	36.4

Total cash capital available	$205.9	$315.9

Cash Capital Required:
Regulatory capital (1)	$2.4	$1.7
Working capital	89.6	148.7
Corporate Equities	2.1	33.3
Illiquid assets/long-term investments	23.1	61.4
Subsidiary intercompany (2)	9.4	36.0

Total Cash Capital Required	$126.6	$281.1

Net Cash Capital (1)	$79.3	$34.8

(1)	Included in Net Cash Capital is short term receivables from leveraged loan transactions due within a 21 day period.
(2)	Intercompany transfers are demand notes and are not considered regulatory capital of subsidiaries.

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

During the first quarter of 2011, our Other segment received distributions from the Market Making segment, which were mainly dividends from our market-making subsidiaries to our holding company. These distributions represent a major portion of the increase in available cash at the holding company from March 31, 2010 to March 31, 2011.

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

	($ millions)
	3/31/2011	3/31/2010
Market making net liquid assets	$104,754	$201,213
Holding Company net liquid assets	81,437	34,838

Net liquid assets	$186,191	$236,051

The decrease in net liquid assets of $49.9 million from $236.1 million at March 31, 2010 to $186.2 million at March 31, 2011 is mainly due to the operating losses of $49.0 million and stock repurchases during this period of $9.2 million off set by a tax refund of $9.7 million.

We also monitor alternative funding measures in addition to our available net cash. The alternative funding measures are significant transactions and actions we could take in the short-term to generate cash to meet debt maturities or other business needs. More precisely, as of March 31, 2011, we have identified the following alternative funding measures to support future business needs, including any stock repurchases that we may determine to execute of the $51 million remaining under our board-approved repurchase plan:

1.	Collect intercompany loan balances;

2.	Liquidation of available net invested capital at certain subsidiaries.

Alternative Funding Measures
($ millions)
Net cash capital	$79.3
Intercompany advance	9.4
Excess regulatory capital at subsidiaries (1)	40.0
Other investments (2)	1.9

Total cash available from alternative funding measures	$130.6

(1)	Subject to regulatory approval prior to distribution to the holding company.
(2)	After tax proceeds of hedge fund investments.

Our “Other liabilities” of $5.7 million reflected on the accompanying March 31, 2011 condensed consolidated statement of financial condition are principally comprised of accounts payable and accrued expenses.

As of March 31, 2011, we have no outstanding indebtedness. On February 15, 2010 (the “Redemption Date”), we fully redeemed and cancelled all of our remaining outstanding public indebtedness pursuant to the optional redemption provisions of the indenture governing our public debt. On the Redemption Date, all of our remaining note holders were paid

102.75% of the principal amount of their notes, plus accrued and unpaid interest thereon up to the Redemption Date, for an aggregate of $199.7 million. The redemption of our remaining debt resulted in the reduction of our interest expense by approximately $21 million per year. On January 22, 2010, we satisfied and discharged the indenture governing our outstanding public debt by irrevocably depositing with U.S. Bank National Association (the Trustee for the indebtedness) cash in an amount sufficient to pay the full amount of the redemption price for the Senior Notes on the Redemption Date, together with irrevocable instructions from us directing U.S. Bank to apply such funds to the payment of the Senior Notes on the Redemption Date.

We did not repurchase any shares of our common stock in the first quarter of 2011. On January 29, 2010, we commenced a cash tender offer to purchase up to 15 million shares of our outstanding common stock at a price of $4.60 per share. The tender offer expired on March 1, 2010 at 5:00 p.m., New York City time. In accordance with the terms and conditions of the tender offer, we purchased 8,539,667 shares of our common stock at a price of $4.60 per share, for a total cost of approximately $39.3 million (excluding fees and expenses relating to the tender offer). Thus, the number of shares we purchased in the tender offer represented approximately 16.6% of our outstanding common stock, since we had 51,487,523 shares outstanding prior to the commencement of the tender offer (following all prior purchases made by us under the prior repurchase program). After the tender offer was completed, approximately 42.9 million shares of our common stock remained outstanding. As of March 31, 2011, following purchases of and additional 2,244,997 shares by us between March 2010 (after consummation of the tender offer) and October 2010, we had approximately $51.1 million in board-authorized repurchases remaining under our repurchase program. Repurchases may be made in open market transactions, privately negotiated transactions, in a tender offer, Dutch auction or otherwise, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors, including price and regulatory requirements. Included in the March 31, 2011 quarter other operating expenses were approximately $1.4 million of professional and consulting expenses related to the merger transaction with Cowen.

Although we have $51.1 million remaining available for repurchase under our current board repurchase authorization as of March 31, 2011, we have ceased all repurchase activities pending the outcome of our proposed merger with Cowen.

Regulated Subsidiaries

On November 30, 2010, our LaBranche Structured Products, LLC (“LSP”) and LaBranche Financial Services, LLC (“LFS”) subsidiaries merged into one combined entity and renamed the surviving company LaBranche Capital, LLC (“LCAP”). As a registered broker-dealer and FINRA member firm, LCAP is subject to SEC Rule 15c3-1, as adopted and administered by the SEC and FINRA. LCAP is required to maintain minimum net capital, as defined, equivalent to the greater of $1 million or 2% of aggregate indebtedness, as defined. As of March 31, 2011 and December 31, 2010, LCAP’s net capital, as defined, was $37.2 million and $38.3 million, respectively, which exceeded minimum requirements by $36.2 million and $37.3 million, respectively. LCAP’s aggregate indebtedness to net capital ratio on those dates was 0.11 to 1 and 0.18 to 1, respectively.

As a registered broker dealer in the United Kingdom, LSPE is subject to the capital adequacy and capital resources as managed and monitored in accordance with the regulatory capital requirements of the Financial Services Authority (“FSA”) in the United Kingdom. In calculating regulatory capital, LSPE’s capital consists wholly of Tier 1 capital. Tier 1 capital is the core measure of a company’s financial strength from a regulator’s point of view. It consists of the type of financial capital considered the most reliable and liquid, primarily Shareholder’s Equity. As of March 31, 2011, Tier 1 capital, as defined, was $52.7 million which exceeded the total variable capital requirement by $27.1 million. This Tier 1 capital included a loan to LSHI by LSPE as of February 2011, in the aggregate principal amount of $11.9 million. At December 31, 2010, Tier 1 capital, as defined, was $60.5 million which exceeded the total variable capital requirement by $32.0 million.

As a registered corporation under the Hong Kong Securities and Futures Ordinance, LSPH is subject to the capital requirements of the Hong Kong Securities and Futures (Financial Resources) Rules (“FRR”). The minimum paid-up share capital requirement is HKD 5,000,000 ($0.6 million at March 31, 2011 and December 31, 2010) and the minimum liquid capital requirement is the higher of HKD 3,000,000 ($0.4 million at March 31, 2011 and December 31, 2010) and the variable required liquid capital as defined in the FRR. The Company monitors its compliance with the requirements of the FRR on a daily basis. As of March 31, 2011, LSPH’s liquid capital, as defined was $2.8 million, which exceeded its minimum requirements by $2.4 million. As of December 31, 2010, LSPH’s liquid capital, as defined was $2.9 million, which exceeded its minimum requirements by $2.5 million.

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

Effective as of December 31, 2010, our LaBranche & Co. LLC subsidiary withdrew its registration as a broker-dealer, due to the fact that it no longer conducted any trading business. LaBranche & Co. LLC sold its Designated Market Maker business on January 22, 2010 which resulted in its withdrawal as a member firm of the NYSE. Therefore, LaBranche & Co. LLC no longer has any regulatory capital requirements. At all times prior to its withdrawal as a broker-dealer, LaBranche & Co. LLC met or exceeded its regulatory capital requirements as a broker-dealer and as a Designated Market Maker.

Effective as of December 13, 2010, LaBranche Structured Products Direct, Inc. (“LSPD”) withdrew its broker-dealer and its FINRA membership. At all times prior to its withdrawal as a broker-dealer, LSPD met or exceeded its regulatory capital requirements.

Failure by any of our broker-dealer subsidiaries to maintain its regulatory capital requirements, where applicable, may subject it to suspension or revocation of its SEC or other regulatory broker-dealer registration or its suspension or expulsion by any exchange of which it is a member firm.

As evidenced by the foregoing requirements, our broker-dealer subsidiaries require a substantial amount of capital. We believe we have adequate resources to provide for all required capital in all jurisdictions and maintain sufficient excess capital for growth and other corporate activities, as necessary.

Cash Flows

Our cash and cash equivalents increased $54.8 million to $139.2 million during the three months ended March 31, 2011. The increase was primarily attributable to cash provided from continuing operations and discontinued operations of $52.7 million, which is net of $8.1 million loss from continuing and discontinued operations, and a $2.1 million increase related to cash provided from effects of exchange rate changes during the quarter. The majority of the $54.8 million of cash generated during the quarter was a result of the decreased inventory positions for the market making and institutional brokerage segments primarily reported on the Financial instruments owned combined with the change from the Financial instruments sold, but not yet purchased was offset by the net decrease to payable and receivables from broker, dealers and clearing organizations. This included net cash effects of the discounted operations related to the market making and institutional brokerage segments during the quarter.

Credit Ratings

During the first quarter of 2011, there were no significant changes in our credit ratings. We have not engaged a firm to evaluate our creditworthiness since our public debt was redeemed in full in February 2010. We have had no indebtedness outstanding since February 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have a material current effect or that are reasonably likely to have a material future effect on our financial position or results of operations.

Contractual Obligations

During the first three months of 2011, there were no significant changes in our reported payments due under contractual obligations and disclosed contingent contractual obligations at December 31, 2010, as described in our 2010 Form 10-K, as amended by Amendment No. 1 on Form 10-K/A.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Due to regulatory requirements that prescribe communication barriers between our broker-dealer subsidiaries, we employ different compliance risk management procedures at each such subsidiary. These risk processes are set forth below:

Our ETFs Market-Making Risk Management Process

As a market-maker in ETFs through our LCAP, LSPE and LSPH subsidiaries, we also trade as principal. In our market-making function, we bring immediacy and liquidity to the markets when we participate. Our market-making activities expose us to certain risks, including, but not limited to, price fluctuations and volatility.

In connection with our market-making activities, we are engaged in various securities trading and lending activities and assume positions in stocks, rights, options, ETFs, U.S. Government securities, corporate securities, futures and foreign currencies for which we are exposed to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to these securities transactions. We are also exposed to market risk associated with the sale of securities not yet purchased, which can be directly impacted by volatile trading in the markets on which we conduct our trading activities. Additionally, in the event of nonperformance and unfavorable market price movements, we may be required to purchase or sell financial instruments at a loss.

We enter into various transactions involving derivatives and off balance sheet financial instruments. These financial instruments include forwards and foreign exchange contracts, exchange traded and over-the-counter options, and swaps. Derivative transactions are entered into for trading purposes. Our derivatives trading activities exposes us to certain risks, such as price and interest rate fluctuations, volatility risk, credit risk, foreign currency movements and changes in the liquidity of markets

Our traders purchase and sell futures, options, the stocks underlying certain ETF and other derivative securities positions, U.S. Government securities and foreign currencies in an attempt to hedge market and foreign currency risk. Certain members of management, including our chief risk officer, who oversee our ETFs market-making activities and our global derivatives arbitrage business, are responsible for monitoring these risks. These managers utilize proprietary and third-party software applications, as well as information received directly from the traders, to monitor market-making positions on a real-time basis. By monitoring actual and theoretical profit and loss, volatility and other standard risk measures, these individuals seek to insure that our traders operate within the parameters set by management. Furthermore, our aggregate risk in connection with our ETFs and other principal derivatives securities trading is under constant evaluation by certain members of management and our traders, and all significant trading strategies and positions are closely monitored. When an unusual or large position is observed by the chief risk officer, he communicates the issue to senior management, who communicate with the trader to understand the strategy and risk management behind the trade and, if necessary, determine avenues to mitigate our risk exposure. Our ETFs and other securities trading are executed on national and foreign exchanges. These trades clear through the Depository Trust Clearing Corporation, the Options Clearing Corporation, the National Securities Clearing Corporation or the applicable foreign exchange clearing organization, all of which reduce potential credit risk.

The following chart illustrates how specified movements in the underlying securities prices of the ETFs and other derivative securities in our market-making portfolios would have impacted profits and losses:

	Profit or (Loss) if the underlying securities move:
(000’s omitted)	-15.0%	-5.0%	0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2010	$(8,558)	$(1,828)	$—	$2,571	$10,838
March 31, 2011	$(7,988)	$(929)	$—	$(276)	$(2,345)

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

Foreign Currency Risk & Interest Rate Risk

In connection with the trading of U.S.-registered shares of foreign issuers in connection with our market-making and other derivatives trading operations, we are exposed to varying degrees of foreign currency risk. The pricing of these securities is based on the value of the ordinary securities as denominated in their local currencies. Thus, a change in a foreign currency exchange rate relative to the U.S. dollar will result in a change in the value of U.S.-registered shares in which we are a market-maker.

Our ETF market-makers trade international ETFs that are denominated and settled in U.S. dollars, but the pricing of these ETFs is also affected by changes in the relevant foreign currency rates. We, therefore, hold various foreign currencies in order to lessen the risks posed by changing foreign currency exchange rates. In addition, LCAP has traded derivatives denominated in foreign currencies, many of which we continue to hold, which creates exposure to foreign currency risk.

The following chart illustrates how the specified movements in foreign currencies relative to the U.S. dollar to which our market-making activities are exposed would have impacted our profits and losses:

	Profit or (Loss) if the foreign currencies relative to the U.S. dollar move:
(000’s omitted)	-15.0%	-5.0%	+5.0%	+15.0%
Portfolio as of:
December 31, 2010	$20,466	$6,822	$(6,822)	$(20,466)
March 31, 2011	$(5,429)	$(1,810)	$1,810	$5,429

The information in the above table is based on certain assumptions and it does not fully represent the profit and loss exposure to changes in foreign currency exchange rates, security prices, volatility, interest rates and other related factors.

As market makers, we generally maintain large market maker positions. Historically, we have been operating in a low and moderate interest rate market. As such, we may be sensitive to interest rate increases or decreases and/or widening credit spreads may create a less favorable operating environment for this line of business.

Concentration Risk

We are subject to concentration risk holding large positions or committing to hold large positions in certain types of securities. As of March 31, 2011, the Company did not hold any large positions.

Operational and Technology Risk

Operational risk relates to the risk of loss from external events, and from failures in internal processes or information systems. In each of our business segments, we rely heavily on our information systems in managing our risk. Accordingly, working in conjunction with the exchanges on which we conduct business, we have made significant investments in our trade processing and execution systems.

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

We have developed and implemented a business continuity plan, which includes a comprehensive disaster recovery plan. We have a back-up disaster recovery center in Chicago as well as redundant trading facilities in London, England and Hong Kong.

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

As of the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material new developments in our legal proceedings, including the In re NYSE Specialists Securities Litigation, the NYSE Regulation proceeding against LSP and former trader and the Cowen Litigation, since the March 16, 2011 filing of our 2010 10-K, as amended on April 29, 2011, except as follows:

NYSE Regulation proceeding against LSP and former trader. On March 30, 2011, FINRA and the Respondents reached an agreement in principal to settle the proceeding. The agreement in principle remains subject to the negotiation and execution of a formal stipulation and consent to penalty, FINRA hearing officer approval and the expiration of a 20-day notice period to the NYSE-Amex board of directors.

Cowen Litigation. On April 15, 2011, plaintiffs filed an amended complaint, which, among other things, adds allegations that the Registration Statement on Form S-4 that Cowen and the Company filed with the SEC on March 31, 2011 and that included a preliminary joint proxy statement/prospectus relating to the transaction, was inadequate and failed to provide our stockholders with information needed to cast an informed vote on the transaction. The other defendants and the Company have not yet responded to the amended complaint. On May 2, 2011, the parties reached an agreement in principle, memorialized in a memorandum of understanding dated May 2, 2011, to resolve the consolidated action on the basis of Cowen’s and the Company’s inclusion of certain additional disclosures in an amended Form S-4, which was filed on May 3, 2011. The agreement in principle remains subject to the negotiation and execution of a formal stipulation settlement, notice to putative class and court approval.

We believe that the claims asserted against us in these proceedings are without merit, and we deny all allegations of wrongdoing. There can be no assurance, however, as to the outcome or timing of the resolution of this proceeding. We therefore are unable to estimate the amount or potential range of any loss that may arise out of this proceeding, other than with respect to the NYSE Regulation proceeding against LSP and former trader, for which we have made a reserve for an immaterial amount. The range of possible resolutions could include a determination and judgment against us or a settlement that could require a substantial payment by us that could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We neither issued nor repurchased any of our securities in the first quarter of 2011.

Item 5.	Other Information.

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

Item 6.	Exhibits.

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2011	LABRANCHE & CO INC.

	By:	/s/ Jeffrey A. McCutcheon
	Name:	Jeffrey A. McCutcheon
	Title:	Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Description of Exhibit

31.1	Certification of George M.L. LaBranche, IV, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey A. McCutcheon, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George M.L. LaBranche, IV, Chairman, Chief Executive Officer and President, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.

32.2	Certification of Jeffrey A. McCutcheon, Senior Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, regarding the information contained in LaBranche & Co Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2011.